Form 10-Q
period 2000-06-30
PIXELWORKS INC
filed 2000-08-14
CIK 1040161

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation)	91-1761992 (I.R.S. Employer Identification No.)

7700 SW Mohawk
Tualatin, Oregon 97062
(503) 612-6700
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes /x/  No/ /

    Number of shares of Common Stock outstanding as of July 14, 2000:  36,407,169

PIXELWORKS, INC.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements

PIXELWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,035	$12,199
Short-term investments	5,906	—
Accounts receivable, net	3,115	2,537
Inventories	1,959	1,404
Prepaid expenses and other current assets	515	21

Total current assets	103,530	16,161
Property and equipment, net	2,614	1,730
Other assets, net	1,697	503

Total assets	$107,841	$18,394

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	2,863	712
Accrued liabilities	4,251	1,518
Line of credit	—	669
Current portion of long-term obligations	—	492

Total current liabilities	7,114	3,391
Long-term obligations	—	591
Other liabilities	6	6

Total liabilities	7,120	3,988

Redeemable convertible preferred stock	—	23,701
Shareholders' equity (deficit):
Common stock	125,831	—
Deferred stock compensation	(3,480)	(2,230)
Note receivable for common stock	(199)	(199)
Accumulated deficit	(21,431)	(6,866)

Total shareholders' equity (deficit)	100,721	(9,295)

Total liabilities, preferred stock and shareholders' equity (deficit)	$107,841	$18,394

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenue	$12,123	$1,849	$19,187	$2,465
Cost of revenue(1)	7,411	1,318	11,906	1,481

Gross profit	4,712	531	7,281	984
Operating expenses:
Research and development(2)	2,344	1,052	4,034	1,875
Selling, general and administrative(3)	2,122	915	3,906	1,519
Patent settlement expense	—	—	4,078	—
Amortization of deferred stock compensation	582	29	1,026	33

Total operating expenses	5,048	1,996	13,044	3,427

Loss from operations	(336)	(1,465)	(5,763)	(2,443)

Interest income	926	74	1,221	110
Interest expense	—	—	(38)	—
Other income	—	—	10	—

Interest and other income, net	926	74	1,193	110

Income (loss) before income taxes	590	(1,391)	(4,570)	(2,333)

Income tax provision	—	—	—	3

Net income (loss)	590	(1,391)	(4,570)	(2,336)
Preferred stock beneficial conversion feature	—	—	9,995	—
Accretion of preferred stock redemption preference	—	1,625	2,100	1,723

Net income (loss) attributable to common shareholders	$590	$(3,016)	$(16,665)	$(4,059)

Basic net income (loss) per share	$0.03	$(0.49)	$(1.14)	$(0.81)

Diluted net income (loss) per share	$0.02	$(0.49)	$(1.14)	$(0.81)

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$20	$1	$24	$1
(2) Research and development	213	23	392	26
(3) Selling, general and administrative	349	5	610	6

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(4,570)	$(2,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,071	494
Write-off of property and equipment and other assets	—	11
Provision for doubtful accounts	57	37
Amortization of deferred stock compensation	1,026	33
Patent settlement expense	4,078	—
Changes in operating assets and liabilities:
Accounts receivable	(385)	(586)
Inventories	(555)	(825)
Prepaid expenses and other current assets	(494)	(23)
Accounts payable	2,151	352
Accrued liabilities	682	346

Net cash provided by (used in) operating activities	3,061	(2,497)

Cash flows from investing activities:
Purchases of property and equipment	(1,679)	(803)
Other assets	(995)	(189)
Purchase of investments	(5,906)	—

Net cash used in investing activities	(8,580)	(992)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	(669)	473
Payments on long-term debt	(1,083)	(125)
Proceeds from issuances of preferred stock	26,528	11,667
Proceeds from initial public offering, net of costs	60,528	—
Issuances of common stock	51	1,251

Cash provided by financing activities	85,355	13,266

Increase in Cash and Cash Equivalents	79,836	9,777
Cash and Cash Equivalents at Beginning of Period	12,199	6,119

Cash and Cash Equivalents at End of Period	$92,035	$15,896

Supplemental disclosure of cash flow information:
Cash paid during the respective periods for:
Interest	$—	$60

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

    The financial information included herein for the three and six months ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2000.

    These financial statements have been prepared by Pixelworks, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

    This report on Form 10-Q for the quarter ended June 30, 2000, should be read in conjunction with the Company's Registration Statement on Form S-1 (Registration No. 333-31134) filed on February 25, 2000 and amendments thereto (the "Form S-1"). Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 1999.

Comprehensive Income—Pixelworks has had no items of comprehensive income.

Cash, Cash Equivalents, and Short-term Investments—The Company classifies highly liquid investments purchased with an original maturity of three months or less as cash equivalents. Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months, and primarily less than one year. All investments are classified assuming they will be held to maturity and are recorded at amortized cost, which approximates market value.

Inventories—Inventories consist of finished goods and are stated at the lower of cost (on a first-in, first-out basis) or market (net realizable value).

Segments—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Substantially all of the assets of the Company are located in the United States. Revenue by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Japan	$6,518	$976	$11,057	$1,250
Taiwan	2,563	355	3,496	461
Korea	1,900	354	2,796	406
United States	183	110	552	239
Europe	773	45	1,044	89
Other	186	9	242	20

Total revenue	$12,123	$1,849	$19,187	$2,465

Note 2:  Earnings per share

    Basic earnings per share ("EPS") is computed on the basis of weighted average number of common shares outstanding. Diluted EPS is computed on the basis of weighted average common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method, shares of convertible preferred stock on an as converted basis, and shares of restricted stock, if the common equivalent shares were not anti-dilutive. The calculation of the weighted average outstanding shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Weighted average shares outstanding-basic	21,259,225	6,150,087	14,573,270	4,995,527
Common stock equivalent options	2,787,944	—	—	—
Shares of restricted stock subject to repurchase	1,108,912	—	—	—
Shares of convertible preferred stock on an as converted basis	10,612,446	—	—	—

Weighted average shares outstanding-diluted	35,768,527	6,150,087	14,573,270	4,995,527

    The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the three months ended June 30, 1999 and the six months ended June 30, 2000 and 1999 presented because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Common stock equivalent stock options	—	1,449,287	2,665,694	1,320,967
Shares of restricted stock subject to repurchase	—	3,359,361	1,296,847	3,612,400
Shares of convertible preferred stock on an as converted basis	—	14,007,662	11,236,058	13,386,887

    All share and per share amounts have been adjusted in all periods presented to reflect a three-for-two split effective March 31, 2000.

Note 3:  Amortization of Deferred Stock Compensation

    The Company had $3.5 million of deferred stock compensation as of June 30, 2000. Deferred stock compensation is recognized as the excess, if any, of the estimated fair market value of the Company's stock on the grant date over the exercise price. Deferred compensation is amortized over the vesting period on an accelerated method.

Note 4:  Balance Sheet Components

    Property and equipment consist of the following:

	June 30, 2000	December 31, 1999
Software	$2,086	$1,658
Computer equipment	1,409	981
Tooling	1,398	576
Leasehold improvements	91	91

	4,984	3,306
Less accumulated depreciation and amortization	(2,370)	(1,576)

	$2,614	$1,730

    Accrued liabilities consist of the following:

	June 30, 2000	December 31, 1999
Payroll and related liabilities	$635	$892
Reserve for sales returns and warranty	665	369
Royalties	380	180
Other	2,571	77

	$4,251	$1,518

Note 5:  Future Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement becomes effective at the beginning of the fiscal year ending June 30, 2001.

    In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 delays the effective date of SFAS No. 133 for one year. With the issuance of SFAS No. 137, the Company is required to adopt SFAS No. 133 on a prospective basis for interim periods and fiscal years beginning March 1, 2001.

    In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is required to adopt SFAS No. 138 concurrently with SFAS No. 133. Management has not completed an evaluation of the effects these standards will have on the Company's financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation No. ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25. FIN 44 provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion

No. 25, Accounting for Stock Issued to Employees. The Company is required to adopt the provisions of FIN 44 in the third quarter of 2000. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. Management is currently reviewing the provisions of FIN 44. Based on the activity under the Pixelworks, Inc. stock option plan, management expects that the adoption of FIN 44 will not have a material impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Registration Statement on Form S-1 (Registration No. 333-31134) filed on February 25, 2000 and amendments thereto (the "Form S-1").

Forward-looking Statements

    All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements. In addition, results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may result in fluctuations in the market price of our common stock. Our quarterly and annual operating results may vary significantly depending on many factors, including but not limited to, the risks detailed in the "Business—Risk Factors" section of the Company's Form S-1.

Overview

    We design, develop and market complete system-on-a-chip integrated circuits ("ICs") and software that enable the visual display of broadband content. Our technology translates and optimizes video, computer graphics, and visual Web information for display on a wide variety of electronic devices. We have announced products in production with Compaq, Samsung, Sony and ViewSonic, and have more than 50 customers who are using our products in more than 125 products.

    On May 19, 2000 we sold 5,750,000 shares of Common Stock at $10.00 per share in an Initial Public Offering ("IPO"). In June 2000, we sold a further 862,500 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering. The net proceeds, amounting to approximately $60.5 million are currently invested in various short-term accounts and will be used for general corporate purposes. Our common stock is listed on the Nasdaq National Market under the symbol PXLW.

    We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in Japan and Taiwan. Manufacturers representatives support European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have sales and marketing offices in Japan and Taiwan.

    We recognize revenue from product sales upon shipment. Reserves for sales returns and allowances are recorded at the time of shipment.

    Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 54.8% and 63.5% of product revenue for the six months ended June 30, 2000 and 1999, respectively.

    Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 97.1% and 90.3% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue.  Revenue increased $10.3 million from $1.8 million for the three months ended June 30, 1999 to $12.1 million for the three months ended June 30, 2000. The increase in revenue resulted from shipment of PW164 ImageProcessor ICs, introduced in August 1999, and increased shipments of PW364 and PW264 ImageProcessor ICs. The increase in demand for our products resulted from additional design wins from new and existing customers and an increase in volume shipments for existing design wins.

Gross profit.  Gross profit margin was 38.9% of total revenue for the period ended June 30, 2000 compared to 28.7% of total revenue for the period ended June 30, 1999. The improvement in gross profit margin resulted from the shipment of the PW164 ImageProcessor IC as well as benefits realized from fixed cost of revenue expenses being spread over a larger revenue base.

Research and development.  Research and development expense was $2.3 million or 19.3% of total revenue for the three months ended June 30, 2000 compared to $1.1 million, or 56.9% of revenue for the three months ended June 30, 1999. The increase of $1.2 million resulted primarily from a $500,000 increase in compensation expenses related to an increase in personnel, a $489,000 increase in expenses related to engineering consulting services and development services, and a $236,000 increase in depreciation and amortization.

Selling, general and administrative.  Selling, general and administrative expense was $2.1 million, or 17.5% of total revenue for the three months ended June 30, 2000 as compared to $915,000, or 49.5% of total revenue for the three months ended June 30, 1999. Most of the $1.2 million increase resulted from a $761,000 increase in compensation expenses related to an increase in personnel and $164,000 increase in sales commissions. The balance of the increase consisted of approximately equal increases in rent, travel, insurance and legal and accounting services required to support the increase in personnel and sales volumes.

Amortization of deferred stock compensation.  Stock compensation expense was $582,000 for the three months ended June 30, 2000, an increase of $553,000 from $29,000 for the three months ended June 30, 1999. The increase in stock compensation expense is the result of the issuance of additional stock options to employees at a deemed discount from the fair value of the common stock on the date of grant through May 19, 2000. All stock options granted subsequent to May 19, 2000 had an exercise price equal to the quoted market value of the underlying security at the time of grant and did not result in additional unearned stock compensation. At June 30, 2000, the amount of employee unearned compensation was $3.5 million. The deferred balance will be amortized on an accelerated method as the employee provides services over the vesting period of the options.

Interest and other income and expense, net.  Interest and other income and expense, consisted of interest income for the three months ended June 30, 2000 and 1999. Interest income was $926,000 for the three months ended June 30, 2000, an increase of $852,000 from $74,000 for the three months ended June 30, 1999. This increase was the result of higher average cash balances for the current period due to the receipt of the proceeds from the initial public offering in May 2000 and the proceeds from the issuance of preferred stock in February 2000.

Provision for income taxes.  The Company recorded no provision for income tax expense during the three months ended June 30, 2000 because the Company has sufficient NOL carry-forwards to reduce its current tax liability.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenue.  Revenue increased $16.7 million, from $2.5 million for the six months ended June 30, 1999 to $19.2 million for the six months ended June 30, 2000. Commissions, licensing, and development fees represented 6.7% and 0.0% of revenue in the six months ended June 30, 1999 and 2000, respectively. The remaining 93.3% and 100.0% of revenue in the six months ended June 30, 1999 and 2000, respectively, represented product revenue from ImageProcessor IC products. Revenue increased primarily as a result of additional design wins secured in the last six months of 1999 and first six months of 2000 that increased the number of PW364, PW264, and PW164 ImageProcessor IC's shipped to customers in the six months ended June 30, 2000. The PW164 ImageProcessor IC was not introduced until August 1999 so there was no revenue for that product in the six months ended June 30, 1999.

Gross profit.  Gross profit margin was 37.9% of total revenue for the period ended June 30, 2000 compared to 39.9% of total revenue for the period ended June 30, 1999. The decrease in gross profit margin resulted from a decrease in the percentage of revenue from commissions, and licensing and development fees, which have no associated cost of sales.

Research and development.  Research and development expense was $4.0 million or 21.0% of total revenue for the six months ended June 30, 2000 compared to $1.9 million, or 76.1% of revenue for the six months ended June 30, 1999. The increase of $2.1 million resulted primarily from a $1.0 million increase in compensation expenses related to an increase in personnel, a $578,000 increase in expenses related to engineering consulting and development services and a $462,000 increase in depreciation and amortization.

Selling, general and administrative.  Selling, general and administrative expense was $3.9 million, or 20.4% of total revenue for the six months ended June 30, 2000 compared to $1.5 million, or 61.6% of total revenue for the six months ended June 30, 1999. Most of the $2.4 million increase resulted from a $1.5 million increase in compensation expenses related to an increase in personnel, $202,000 increase in travel expenses and $226,000 increase in sales commissions. The balance of the increase related to increases in rent, depreciation and amortization, insurance, and legal and accounting services required to support the higher sales volumes and increased personnel.

Patent settlement expense.  The $4.1 million in patent settlement expense for the six months ended June 30, 2000 was the result of a settlement of a patent dispute with InFocus Systems, Inc. in February 2000.

Amortization of deferred stock compensation.  Stock compensation expense was $1.0 million for the six months ended June 30, 2000, an increase of $994,000 from $33,000 for the six months ended June 30, 1999. The increase in stock compensation expense resulted from the issuance of additional stock options to employees at a deemed discount from the fair value of the common stock on the date of grant through June 30, 2000. At June 30, 2000, the amount of employee unearned compensation was $3.5 million. The deferred balance will be amortized on an accelerated method as the employee provides services over the vesting period of the options.

Interest and other income and expense, net.  Interest and other income and expense consists of interest income, interest expense and other non-operating income and expense. Interest and other income and expense, net increased $1.1 million from $110,000 for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000. This increase was the result of an increase in interest income of $1.1 million related to higher average cash balances.

Provision for income taxes.  During the six months ended June 30, 1999 the Company had approximately $3,000 of income tax expenses related to foreign taxes on license fee revenue. The Company recorded no provision for income tax expense during the six months ended June 30, 2000.

Liquidity and Capital Resources

    As of June 30, 2000, the Company had cash and cash equivalents of $92.0 million and working capital of $96.4 million as compared to cash and cash equivalents of $12.2 million and working capital of $12.8 million as of December 31, 1999. Principal sources of cash during the six months ended June 30, 2000 were net proceeds from the IPO of $60.5 million in May 2000, net proceeds of $26.5 million from the issuance of preferred stock in February 2000, and $3.1 million cash generated by operating activities during the six months ended June 30, 2000. Principal uses of cash during the six months ended June 30, 2000 were property and equipment expenditures and purchases of other assets of $2.7 million, debt payments of $1.8 million and the acquisition of short-term investments of $5.9 million.

    As of June 30, 2000, principal commitments consisted of obligations outstanding under operating leases. In June 1999, the Company entered into a lease for approximately 23,400 square feet in a facility located in Tualatin, Oregon, for a term of 60 months. The first year annual cost of this lease is approximately $312,000, increasing to an approximate annual cost of $462,000 for the next two years and an approximate annual cost of $497,000 for the remaining two years. Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

    The Company believes that its existing cash and cash equivalent and funds generated from operations will be sufficient to fund its operations for the remainder of the fiscal year.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of our investment portfolio. We currently have no debt instruments or credit facilities.

    All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to any of our sales. We do not currently hedge against foreign currency rate fluctuations. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

PART II—OTHER INFORMATION

Item 2:  Change in Securities and Use of Proceeds

    On May 19, 2000 we sold 5,750,000 shares of Common Stock at $10.00 per share in an Initial Public Offering. In June 2000, we sold a further 862,500 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering. The net proceeds, amounting to approximately $60.5 million are currently invested in various short-term accounts and will be used for general corporate purposes.

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits
27—Financial Data Schedule
(b)	Reports on Form 8-K
During the three month period ending June 30, 2000, there were no reports on Form 8-K filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.
Date: August 14, 2000	By:	/s/ JEFFREY B. BOUCHARD Jeffrey B. Bouchard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Table of Contents
PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENT OF CASH FLOWS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Forward-looking Statements
  Overview
  Results of Operations
  Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
  Item 2: Change in Securities and Use of Proceeds
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES