Form 10-Q
period 2000-09-30
PIXELWORKS INC
filed 2000-11-14
CIK 1040161

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-30269

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

    Yes /x/  No / /

    Number of shares of Common Stock outstanding as of October 11, 2000: 36,642,862

PIXELWORKS, INC.
Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,025	$12,199
Short-term investments	20,469	—
Accounts receivable, net	5,966	2,537
Inventories	1,358	1,404
Prepaid expenses and other current assets	897	21

Total current assets	107,715	16,161
Property and equipment, net	2,760	1,730
Other assets, net	2,061	503

Total assets	$112,536	$18,394

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,899	$712
Accrued liabilities	4,201	1,518
Line of credit	—	669
Current portion of long-term obligations	—	492

Total current liabilities	9,100	3,391
Long-term obligations	—	591
Other liabilities	—	6

Total liabilities	9,100	3,988

Redeemable convertible preferred stock	—	23,701
Shareholders' equity (deficit):
Common stock	126,140	—
Deferred stock compensation	(2,879)	(2,230)
Note receivable for common stock	(172)	(199)
Accumulated deficit	(19,653)	(6,866)

Total shareholders' equity (deficit)	103,436	(9,295)

Total liabilities, preferred stock and shareholders' equity (deficit)	$112,536	$18,394

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue	$15,285	$4,289	$34,472	$6,755
Cost of revenue(1)	8,941	2,850	20,847	4,332

Gross profit	6,344	1,439	13,625	2,423
Operating expenses:
Research and development(2)	3,112	1,342	7,146	3,217
Selling, general and administrative(3)	2,497	1,270	6,402	2,789
Patent settlement expense	—	—	4,078	—
Amortization of deferred stock compensation	600	140	1,627	173

Total operating expenses	6,209	2,752	19,253	6,179

Income (loss) from operations	135	(1,313)	(5,628)	(3,756)

Interest income	1,677	195	2,898	336
Interest expense	—	(38)	(38)	(69)
Other expense, net	(34)	—	(24)	—

Interest and other income, net	1,643	157	2,836	267

Income (loss) before income taxes	1,778	(1,156)	(2,792)	(3,489)

Income tax provision	—	—	—	3

Net income (loss)	1,778	(1,156)	(2,792)	(3,492)
Preferred stock beneficial conversion feature	—	—	9,995	—
Accretion of preferred stock redemption preference	—	1,163	2,100	2,885

Net income (loss) attributable to common shareholders	$1,778	$(2,319)	$(14,887)	$(6,377)

Basic net income (loss) per share	$0.05	$(0.35)	$(0.68)	$(1.15)

Diluted net income (loss) per share	$0.05	$(0.35)	$(0.68)	$(1.15)

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$22	$2	$47	$3
(2) Research and development	217	78	609	104
(3) Selling, general and administrative	361	60	971	66

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(2,792)	$(3,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites:
Depreciation and amortization	1,663	839
Write-off of property and equipment and other assets	435	75
Provision for doubtful accounts	57	91
Amortization of deferred stock compensation	1,627	173
Patent settlement expense	4,078	—
Changes in operating assets and liabilities:
Accounts receivable	(3,486)	(1,589)
Inventories	46	(643)
Prepaid expenses and other current assets	(876)	(45)
Accounts payable	4,187	1,110
Accrued liabilities	882	809
Other long-term liabilities	(5)	—

Net cash provided by (used in) operating activities	5,816	(2,672)

Cash flows from investing activities:
Purchases of property and equipment	(2,715)	(1,647)
Other assets	(1,496)	(339)
Purchase of investments	(20,469)	—

Net cash used in investing activities	(24,680)	(1,986)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	(669)	796
Payments on long-term debt	(1,083)	(250)
Proceeds from issuances of preferred stock	26,528	11,668
Proceeds from initial public offerring, net of costs	60,528	—
Issuances of common stock	386	1,186

Cash provided by financing activities	85,690	13,400

Increase in cash and cash equivalents	66,826	8,742
Cash and cash equivalents at beginning of period	12,199	6,119

Cash and cash equivalents at end of period	$79,025	$14,861

Supplemental disclosure of cash flow information:
Cash paid during the respective periods for:
Interest	$—	$98

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

    The financial information included herein for the three and nine months ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2000.

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

    This report on Form 10-Q for the quarter ended September 30, 2000, should be read in conjunction with the Company's Registration Statement on Form S-1 (Registration No. 333-31134) filed on February 25, 2000 and amendments thereto (the "Form S-1"). Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 1999.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Japan	$8,989	$2,225	$20,047	$3,475
Taiwan	2,555	1,390	6,052	1,851
Korea	1,905	377	4,702	783
Europe	1,126	40	2,169	129
United States	573	191	1,125	430
Other	137	66	377	87

Total revenue	$15,285	$4,289	$34,472	$6,755

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Weighted average shares outstanding—basic	36,309,018	6,580,503	21,879,089	5,553,991
Common stock equivalent options	2,873,290	—	—	—
Shares of restricted stock subject to repurchase	204,453	—	—	—

Weighted average shares outstanding—diluted	39,386,761	6,580,503	21,879,089	5,553,991

    The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Common stock equivalent stock options	—	1,831,305	2,817,748	1,468,646
Shares of restricted stock subject to repurchase	—	2,990,337	922,791	3,389,535
Shares of convertible preferred stock on an as converted basis	—	16,350,011	7,463,367	14,336,413

    All share and per share amounts have been adjusted in all periods presented to reflect a three-for-two split effective March 31, 2000.

Note 3:  Amortization of Deferred Stock Compensation

    The Company had recorded $2.9 million of deferred stock compensation as of September 30, 2000. Deferred stock compensation is recognized as the excess, if any, of the estimated fair market value of the Company's stock on the grant date over the exercise price. Deferred compensation is amortized over the vesting period on an accelerated method.

Note 4:  Balance Sheet Components

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	September 30, 2000	December 31, 1999
Finished goods	$1,054	$1,404
Work-in-process	304	—

	$1,358	$1,404

    Property and equipment consist of the following:

	September 30, 2000	December 31, 1999
Software	$2,312	$1,658
Computer equipment	1,637	981
Tooling	1,545	576
Leasehold improvements	91	91

	5,585	3,306
Less accumulated depreciation and amortization	(2,825)	(1,576)

	$2,760	$1,730

    Accrued liabilities consist of the following:

	September 30, 2000	December 31, 1999
Payroll and related liabilities	$1,258	$892
Reserve for sales returns and warranty	867	369
Royalties	237	180
Other	1,839	77

	$4,201	$1,518

Note 5:  Initial Public Offering

    On May 19, 2000 the Company sold 5,750,000 shares of Common Stock at $10.00 per share in an Initial Public Offering ("IPO"). In June 2000, the Company sold a further 862,500 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering. The net proceeds, amounting to approximately $60.5 million are currently invested in various short-term accounts and will be used for general corporate purposes. The Company's common stock is listed on the NASDAQ National Market under the symbol PXLW.

Note 6:  Future Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations. Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, and further amended it to defer the effective date. We are required to adopt the provisions of SAB 101 no later than December 31, 2000. We are currently reviewing the provisions of SAB 101. Based on our revenue recognition policy, we expect that the adoption of SAB 101 will not have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation No. ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25. FIN 44 provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the provisions of FIN 44. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

Overview

    We design, develop and market complete system-on-a-chip integrated circuits ("ICs") and software that enable the visual display of broadband content. Our technology translates and optimizes video, computer graphics, and visual Web information for display on a wide variety of electronic devices. We have announced products in production with Compaq, Dell, Samsung, Sony and ViewSonic, and have more than 50 customers who are using our products in more than 125 products.

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

    Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 48.6%, 69.1%, 53.3% and 65.1% of product revenue for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, respectively.

    Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 96.2%, 95.6%, 96.7% and 93.6% of total revenue for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

    Revenue.  Revenue increased $11.0 million from $4.3 million for the three months ended September 30, 1999 to $15.3 million for the three months ended September 30, 2000. The increase in revenue resulted from increased shipments of PW164, PW264 and PW364 ImageProcessor ICs. The PW164, which was introduced in August 1999, accounted for $6.5 million or 59% of the total increase in revenue from the three months ended September 30, 1999 to the three months ended September 30, 2000. Sales of the PW264 and PW364 ImageProcessors ICs increased $2.1 million and $2.5 million, respectively, from the three months ended September 30, 1999 to the three months ended September 30, 2000.

    Gross profit.  Gross profit margin was 41.5% of total revenue for the period ended September 30, 2000 compared to 33.6% of total revenue for the period ended September 30, 1999. The improvement in gross profit margin resulted primarily from higher gross profit margins on the PW264 and PW364 ImageProcessor IC s as a result of lower product costs on those products and volume shipment of the PW164 ImageProcessor IC, which has higher gross profit margins than the PW364 and PW264 ImageProcessor ICs.

    Research and development.  Research and development expense was $3.1 million or 20.4% of total revenue for the three months ended September 30, 2000 compared to $1.3 million, or 31.3% of revenue for the three months ended September 30, 1999. The increase of $1.8 million resulted primarily from a $951,000 increase in expenses related to engineering consulting services and development services for products in development, a $598,000 increase in compensation expenses related to an increase in personnel of 16 employees, and a $185,000 increase in depreciation and amortization.

    Selling, general and administrative.  Selling, general and administrative expense was $2.5 million, or 16.3% of total revenue for the three months ended September 30, 2000 as compared to $1.3 million, or 29.6% of total revenue for the three months ended September 30, 1999. Most of the $1.2 million increase resulted from a $655,000 increase in compensation expenses related to an increase in personnel of 20 employees and $175,000 increase in sales commissions due to higher revenue. The balance of the increase consisted primarily of a $102,000 increase in insurance, $87,000 increase in rent due to increase building space, and $83,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

    Amortization of deferred stock compensation.  Stock compensation expense was $600,000 for the three months ended September 30, 2000, an increase of $460,000 from $140,000 for the three months ended September 30, 1999. The increase in stock compensation expense is the result of the issuance of additional stock options granted to employees during the prior year period through May 19, 2000 at a deemed discount from the fair value of the common stock on the date of grant. All stock options granted subsequent to May 19, 2000 had an exercise price equal to the quoted market value of the underlying security at the time of grant and did not result in additional unearned stock compensation. At September 30, 2000, the amount of employee unearned compensation was $2.9 million. The deferred balance will be amortized on an accelerated method as employees provides services over the vesting period of the options. Amortization of the September 30, 2000 balance is estimated to be $600,000 for the remainder of 2000 and $1.2 million, $679,000, $270,000 and $73,000 for the years ending December 31, 2001, 2002, 2003, and 2004, respectively.

    Interest and other income and expense, net.  Interest and other income and expense, net consists of interest income and other non-operating income and expense. Interest and other income and expense, net increased $1.5 million from $157,000 for the three months ended September 30, 1999 to $1.6 million for the three months ended September 30, 2000. This increase was related to a $1.5 million increase in interest income from higher average cash balances as a result of proceeds from the issuance of preferred stock in February 2000 and the initial public offering in May 2000.

    Provision for income taxes.  The Company recorded no provision for income tax expense during the three months ended September 30, 2000 because the Company does not expect to have an income tax expense for the year ending December 31, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

    Revenue.  Revenue increased $27.7 million, from $6.8 million for the nine months ended September 30, 1999 to $34.5 million for the nine months ended September 30, 2000. Commissions, licensing, and development fees represented 2.4% and 0.0% of revenue in the nine months ended September 30, 1999 and 2000, respectively. The remaining 97.6% and 100.0% of revenue in the nine months ended September 30, 1999 and 2000, respectively, represented product revenue from ImageProcessor IC products. The $27.7 million increase in revenue resulted from increased shipments of PW164, PW264, and PW364 ImageProcessor ICs. The Company began shipping its first ImageProcessor ICs, the PW364, in December 1998, followed by the shipment of the PW264 and PW164 ImageProcessor ICs, in April 1999 and August 1999, respectively. The increase in revenue resulted primarily from design wins secured in the second half of 1999 and the first half of 2000 that resulted in additional revenue in the nine months ended September 30, 2000.

    Gross profit.  Gross profit margin was 39.5% of total revenue for the period ended September 30, 2000 compared to 35.9% of total revenue for the period ended September 30, 1999. The increase in gross profit margin resulted from reduced product costs on the PW364 and PW264 ImageProcessor ICs and the addition of production volume PW164 shipments in the nine months ended September 30, 2000.

    Research and development.  Research and development expense was $7.1 million or 20.7% of total revenue for the nine months ended September 30, 2000 compared to $3.2 million, or 47.6% of revenue for the nine months ended September 30, 1999. The increase of $3.9 million resulted primarily from a $1.6 million increase in compensation expenses related to an increase in personnel, a $1.5 million increase in expenses related to engineering consulting and development services and a $647,000 increase in depreciation and amortization.

    Selling, general and administrative.  Selling, general and administrative expense was $6.4 million, or 18.6% of total revenue for the nine months ended September 30, 2000 compared to $2.8 million, or 41.3% of total revenue for the nine months ended September 30, 1999. Most of the $3.6 million increase resulted from a $2.1 million increase in compensation expenses related to an increase in personnel, $400,000 increase in sales commissions due to increased revenue and $248,000 increase in travel expenses. The balance of the increase consisted primarily of a $168,000 increase in depreciation and amortization, a $154,000 increase in insurance, and a $97,000 increase in legal and accounting services.

    Patent settlement expense.  The $4.1 million in patent settlement expense for the nine months ended September 30, 2000 was the result of a settlement of a patent dispute with InFocus Systems, Inc. in February 2000.

    Amortization of deferred stock compensation.  Stock compensation expense was $1.6 million for the nine months ended September 30, 2000, an increase of $1.5 million from $173,000 for the nine months ended September 30, 1999. The increase in stock compensation expense is the result of the issuance of additional stock options granted to employees during the prior year period through May 19, 2000 at a deemed discount from the fair value of the common stock on the date of grant. At September 30, 2000, the amount of employee unearned compensation was $2.9 million. The deferred balance will be amortized on an accelerated method as the employees provide services over the vesting period of the options.

    Interest and other income and expense, net.  Interest and other income and expense consists of interest income, interest expense and other non-operating income and expense. Interest and other income and expense, net increased $2.5 million from $267,000 for the nine months ended September 30, 1999 to $2.8 million for the nine months ended September 30, 2000. This increase was the result of an increase in interest income of $2.6 million related to higher average cash balances as a result of proceeds from the issuance of preferred stock in February 2000 and the initial public offering in May 2000.

    Provision for income taxes.  During the nine months ended September 30, 1999 the Company had approximately $3,000 of income tax expenses related to foreign taxes on license fee revenue. The Company recorded no provision for income tax expense during the nine months ended September 30, 2000 because the Company does not expect to have an income tax expense for the year ending December 31, 2000.

Liquidity and Capital Resources

    As of September 30, 2000, the Company had cash and cash equivalents of $79.0 million and working capital of $98.6 million as compared to cash and cash equivalents of $12.2 million and working capital of $12.8 million as of December 31, 1999. Principal sources of cash during the nine months ended September 30, 2000 were net proceeds from the IPO of approximately $60.5 million in May 2000, net proceeds of $26.5 million from the issuance of preferred stock in February 2000, and $5.8 million generated by operating activities during the nine months ended September 30, 2000. Principal uses of cash during the nine months ended September 30, 2000 were property and equipment expenditures and purchases of other assets of $4.2 million, debt payments of $1.8 million and the acquisition of short-term investments of $20.5 million.

    As of September 30, 2000, principal commitments consisted of obligations outstanding under operating leases. In June 1999, the Company entered into a lease for approximately 23,400 square feet in a facility located in Tualatin, Oregon, for a term of 60 months. The first year annual cost of this lease is approximately $312,000, increasing to an approximate annual cost of $462,000 for the next two years and an approximate annual cost of $497,000 for the remaining two years. In August 2000, the Company leased an additional 1,910 square feet under an amendment to a lease agreement for 1,742 square feet in Tualatin, Oregon under a lease agreement dated May 1, 1998. The lease agreement expires August 31, 2002. The total annual cost for the 3,652 square feet is $79,000 in the first year, increasing to $80,160 in the second year. Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

    The Company believes that its existing cash and cash equivalent and funds generated from operations will be sufficient to fund its operations for the next twelve months. From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations. Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, and further amended it to defer the effective date. We are required to adopt the provisions of SAB 101 no later than December 31, 2000. We are currently reviewing the provisions of SAB 101. Based on our revenue recognition policy, we expect that the adoption of SAB 101 will not have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation No. ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25. FIN 44 provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted the provisions of FIN 44. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

Business Outlook

    The following statements are based on current expectations. These statements are forward-looking, subject to risks and uncertainties, and actual results may differ materially. These statements do not include the potential impact of any investments outside the ordinary course of business, or mergers or acquisitions that may be completed after November 1, 2000.

    The company expects fourth quarter 2000 revenue will be higher than previously estimated, but will be supply-constrained to 11% to 13% above third quarter 2000 revenue of $15.3 million. Although demand for the company's products is anticipated to be sufficient to meet or exceed this projected level of revenue growth, supply of product from the company's primary foundry is expected to constrain fourth quarter revenue growth to these rates. Revenue in 2001 is expected to grow approximately 70% to 75% over 2000, but is highly dependent on a number of factors. These factors include timely new product introductions, the company's ability to secure additional design wins with customers, actual growth rates in the company's primary flat panel monitor, multimedia projector, and advanced television markets consistent with current projected growth rates and increased supply of products from the company's third party foundries.

    Gross profit margins in the third quarter of 2000 were 41.5%, approximately 2% points higher than expected due to a greater than forecasted proportion of higher margin products shipping and fixed expenses being spread over higher revenue. The company expects gross profit margin in the fourth quarter of 2000 to increase to approximately 42% based on current projections for product mix. Gross profit margin in 2001 is anticipated to increase gradually throughout the year and to reach approximately 45% by the fourth quarter of 2001. The increase in gross profit margin is dependent on timely introductions of new products with higher individual gross profit margins, a continuing shift in product mix toward products that are currently shipping with higher than average gross profit margins, and no significant increase in the cost of manufacturing products.

    The company expects operating expenses in the fourth quarter of 2000, excluding non-cash charges related to the amortization of deferred stock compensation expense, to increase 13% to 15% over third quarter operating expenses, excluding non-cash charges related to the amortization of deferred stock compensation expense, of $5.6 million. The anticipated increase in operating expenses is expected to result primarily from planned hiring and increases in non-recurring engineering expenses. Operating expenses in 2001, excluding non-cash charges related to the amortization of deferred stock compensation expense, are expected to be 50% to 55% higher than 2000 operating expenses, excluding one-time charges for patent settlement expenses and non-cash charges related to the amortization of deferred stock compensation expense, of approximately $20.0 million. The anticipated increase in 2001 operating expenses is based on current hiring plans, product development schedules, and the anticipated revenue levels referred to above.

    The company expects non-cash charges related to the amortization of deferred stock compensation expense, to remain unchanged at $0.6 million in the fourth quarter of 2000. In 2001, the company expects non-cash charges related to the amortization of deferred stock compensation expense to be approximately $1.3 million.

    The company expects interest income of approximately $1.5 million in the fourth quarter of 2000, which is dependent in part on cash balances and interest rates, and assuming no unanticipated items. Interest income in 2001 is expected to be approximately $6.0 million, which is dependent on no material changes in current cash balances or interest rates. While the company does not currently have any agreements that would materially reduce current cash balances, the company may enter into agreements in the future without notice that would consume large amounts of cash and materially reduce the amount of interest income earned in the future.

    The company does not expect a tax provision will be necessary in the fourth quarter of 2000 due to net operating loss carry-forwards that are projected to be sufficient to offset income through 2000. Based on projected earnings through 2001, the company estimates a tax provision of 26% to 28% will be necessary, which is up from 22% to 23% previously estimated due to an increase in projected earnings. The company expects to begin recording a tax provision of 26% to 28% in the first quarter of 2001, and assuming no change in earnings estimates or projected tax adjustments, continue at that rate through the remaining three quarters of the year.

Forward-looking Statements

    The statements in the business outlook above and the statements elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the company's business. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including those described above and the following: business and economic conditions, changes in growth in the flat panel monitor, multimedia projector, and advanced television industries, changes in customer ordering patterns, competitive factors, such as rival chip architectures, pricing pressures, insufficient, excess or obsolete inventory and variations in inventory valuation, continued success in technological advances, shortages of manufacturing capacity from our third-party foundries, litigation involving antitrust and intellectual property, the non-acceptance of the combined technologies by leading manufacturers, and other risk factors listed from time to time in the company's Securities and Exchange Commission filings, including but not limited to, the risks detailed in the "Business—Risk Factors" section of the Company's Form S-1. The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

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
During the three month period ending September 30, 2000, there were no reports on Form 8-K filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.
Date: November 14, 2000	By:	/s/ JEFFREY B. BOUCHARD Jeffrey B. Bouchard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PIXELWORKS, INC. Table of Contents
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES