Form 10-K405
period 2000-12-31
PIXELWORKS INC
filed 2001-04-02
CIK 1040161

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)		91-1761992 (I.R.S. Employer Identification No.)
7700 SW Mohawk Street Tualatin, Oregon (Address of principal executive offices)	97062 (Registrant's zip code)	(503) 612-6700 (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of voting Common Stock held by non-affiliates of the registrant at March 27, 2001 was approximately $132,514,000. For purposes of this calculation, officers and directors are considered affiliates.

   Number of shares of Common Stock outstanding at March 27, 2001: 40,809,446.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Documents are Incorporated
Portions of Proxy Statement for 2001 Annual Meeting of Shareholders	Part III

i

PART I

Item 1.  BUSINESS

Overview

    We are a leading designer, developer and marketer of semiconductors and software for the advanced display industry. We develop products that integrate a microprocessor, memory and image processing circuits that function as a computer on a single chip, or system-on-a-chip.

    We began developing our products for the most technically demanding advanced display devices; multimedia projectors, multimedia flat panel monitors, and high-definition televisions. During 2000, we extended our product offerings into lower cost flat panel monitors with features and prices designed for the 15-inch XGA monitor market segment. To further our efforts in this area, in January 2001, we completed the acquisition of Panstera, Inc., which is developing a broad line of mixed signal integrated circuits ("ICs") that provide a family of products for mass-market, XGA-resolution LCD monitors. We are also developing products for emerging markets including Internet appliances, electronic devices designed to access and display Web content.

    Our system-on-a-chip semiconductors and feature-rich software help our customers simplify their product design, reduce time to market, lower development costs and increase product performance. In addition, our customers can use a common design across multiple products.

    We have more than 75 customers, including nine out of the top ten computer monitor brands and 11 out of the top 15 television brands. To date, we have announced that our semiconductors are used in products marketed by Compaq, Dell, Hitachi, InFocus Corporation, NEC-Mitsubishi, Samsung, Seiko Epson, Sony and ViewSonic.

Industry Background

    In order to take full advantage of the large amounts of visual information, users are demanding more sophisticated display devices capable of showing text, graphics and full motion video simultaneously. These products include flat panel monitors, high definition televisions, or HDTVs, multimedia projectors, and Internet appliances. Independent research firms are projecting significant growth for these devices over the next several years. The following data has been gathered from published sources that were not specifically prepared or approved for use in this report.

  •
  DisplaySearch estimates that the market for flat panel monitors will increase from 6.3 million units in 2000 to 46.2 million units in 2005, a compound annual growth rate of 49%.

  •
  Jon Peddie Associates estimates that the market for Digital Television will increase from 380,000 units in 2000 to 14.0 million units in 2005, a compound annual growth rate of 106%.

  •
  Worldwide Data Group estimates that the market for multimedia projectors will increase from 1.2 million units in 2000 to 2.9 million units in 2004, a compound annual growth rate of 25%.

    Today, the convergence of television and computer applications is creating new development opportunities for products that integrate the ability to display full motion video and support interactive capabilities such as browsing the Web while watching television. This convergence makes the interpretation and display of information more complex. While significant growth is forecasted for display devices, the increasing need to rapidly process large amounts of information delivered in a multitude of broadcast and Web transmission formats could constrain this growth. This bottleneck limits access to the full visual potential of content.

    Developing the technology to cost effectively meet the breadth and complexity of new display devices poses several technical challenges. First, the signals delivering content to these devices include analog, digital and video information that has been encoded using a combination of standard and non-

standard industry formats. This information must be translated and optimized at very high speeds to match the functionality and display characteristics of different display devices. Second, these new devices require visual information to be displayed in a wide variety of sizes and formats. Each signal, whether analog or digital, must be manipulated to properly display the appropriate image in the correct format on the device. Third, all of these differing signals and formats need to be processed without compromising the visual quality of the information displayed.

    The rapid development of high-resolution display technologies has created another challenge. The quality of a display device largely depends on its resolution. Resolution is defined by the number of picture elements, or pixels, that can be displayed. Pixels on a display are arranged in a matrix made up of a series of rows and columns. With higher resolution, more information can be displayed resulting in a crisper and cleaner image. In order to meet end users' expectations for higher quality images, new display technologies are frequently introduced with higher resolutions. Today's mainstream computer monitors use an Extended Graphics Array, or XGA, display consisting of a matrix of 1,024 by 768 pixels. Higher computer resolution formats are emerging such as Super Extended Graphics Array, or SXGA, with 1,280 by 1,024 pixels, and Ultra Extended Graphics Array, or UXGA, with 1,600 by 1,200 pixels. In addition, 18 high definition television formats have been created to support HDTV video content.

    The industry is seeking to address some of this complexity and to accelerate the acceptance of flat panel displays through the development of new standards such as the Digital Visual Interface, or DVI, specification, a digital standard for attaching a flat panel monitor to a computer. However, even with development of these standards, today's technology is reaching its physical limit of transmitting and receiving image data. New standards are required to increase the available transmission capacity, or bandwidth. Without new standards, the adoption of advanced high-resolution, high-performance display products may be impeded.

    Furthermore, the traditional design approach of creating "hard-wired" solutions for specific technical challenges results in single-purpose semiconductors that are difficult to re-configure for new products. The resulting fixed functionality combined with the lengthy design cycles for new products has made it difficult for developers to quickly design high-performance, flexible, multi-featured, and affordable new display products.

Products

    Our ImageProcessor products combine system-on-a-chip semiconductors, software and software development tools that enable our customers to quickly integrate our system-on-a-chip semiconductors into their end products. Designs using our products are portable across different product lines and models.

    In December 1998, we began shipping the PW364 ImageProcessor semiconductor, which we believe to be the world's first single-chip flat panel display controller. Additional semiconductors were introduced in 1999—the PW264 ImageProcessor semiconductor in April and the PW164 ImageProcessor semiconductor in August. In January 2001 we announced a family of ICs for the highest volume segment of the flat panel monitor market. These semiconductors, led by the PW111, extend the product line into new markets by providing new features for specific display applications at lower price points.

    All of our ImageProcessor semiconductors include the following features:

  •
  Intelligent Image Processing—interprets and resizes incoming image signals to match the resolution and aspect ratio, or the relation of the width to the height of the specific display used in the product

  •
  Adaptive Image Optimization—identifies the incoming computer or video signals and adjusts the display to produce the best possible image

  •
  Advanced Video Support—recognizes and optimizes incoming video signals, including HDTV, for a wide variety of display resolutions

  •
  Software Compatibility—allows customers to rapidly create products across product lines and categories

    Other features of our ImageProcessor semiconductors include:

  •
  Support for a range of resolutions—the ability to handle a full range of resolution standards from 640 by 480 pixels to 2,048 by 1,536 pixels.

  •
  Picture-in-Picture—the ability to overlay and view one image source simultaneously with another image source in a resizable and movable window

  •
  Keystone Correction—a feature designed for projectors that allows users to adjust the image electronically to compensate for optical distortions in a projected image so it appears square.

  •
  Fail-Safe—a patent-pending feature that ensures users can always see their computer desktop even when the graphics signals driving the monitor are set at resolutions or refresh rates beyond the monitor's capabilities.

Our Software

    We provide a complete software development environment that helps customers reduce their time to market by providing an embedded operating system, computer programming code and tools necessary to customize display devices. Our Software Development Kit enables product differentiation through rapid customization of features, performance, and device "look and feel" with fast time to market and reduced development costs. Our software provides a consistent development platform that is portable across product lines and product categories.

    The Software Development Kit includes:

  •
  An operating system, computer programming code and programming tools;

  •
  Software that provides automatic image optimization that is compatible with a wide range of analog, digital, and video formats;

  •
  Application programming interfaces that allow the customer to address our software and hardware functionality at a high level;

  •
  Support for a wide range of hardware devices; and

  •
  Windows-based utilities:

  •
  GUIBuilder—allows the customer to build graphical on-screen user interfaces

  •
  Display Configurator—allows the customer to configure timing for particular display panels

  •
  FlashUpgrader—allows the customer to download software into memory for use by our system-on-a-chip semiconductors

  •
  PW Debug—gives the customer the capability for interactive debugging of the system over a serial interface

Future Product Development

    We plan to develop new system-on-a-chip semiconductors that address customer demand and are logical extensions of our design architecture. Higher levels of integration may include adding analog to digital converters, video decoders and DVI compliant digital receivers. These higher levels of integration will further reduce the number of components on circuit boards and help to lower overall system costs.

    We continue to develop an ImageProcessor with an embedded browser aimed at our existing markets and extending into the Internet appliance market. We have achieved significant milestones including selecting a RISC processor, operating system, and browser software.

Technology

    Our core competency in semiconductor design involves an innovative methodology for developing complex system-on-a-chip designs. Our designs are based on self-contained modules that can be reassembled and reused in new development programs. We extensively simulate and test our designs using the best available simulation and synthesis tools and internally developed proprietary validation tools.

ImageProcessor Semiconductor Technology

    Unique on-chip integration of Microprocessor, Memory and Digital Signal Processor.  Our ImageProcessor semiconductor is a complete, integrated display controller on a single chip, which includes automatic image optimization, automatic image resizing and an onboard microprocessor. This single chip replaces all of the individual components of the traditional display controller.

    The technical specifications of our system-on-a-chip semiconductors include an embedded x86-compatible microprocessor and peripherals, and a high performance digital signal processing, or DSP, core. Our proprietary memory system architecture enables up to 33.2 gigabits per second of bandwidth, and our DSP enables processing of image resolutions as high as Quad Extended Graphics Array, or 2,048 by 1,536 pixels, which requires more than 5 gigabits per second of transmission capacity. By integrating the microprocessor and peripherals, memory, and DSP our products provide a complete solution to the core electronics of a display device.

    Broad Interface Flexibility.  Our ImageProcessor semiconductors work with analog or digital signals, ranging from low resolution computer graphics to the latest high-definition television formats. With the acquisition of Panstera, Inc., we strengthened our mixed signal design capabilities and are expanding our product offerings to include all of the key ICs for advanced display devices.

    Complete Software Development Environment.  We provide an embedded operating system, source code, and software tools necessary to customize display devices. Our software development environment includes a proprietary Windows® based user interface creation tool, GUI Builder, which enables customers to create finished products with a distinct "look and feel." The GUI Builder also allows our customers to easily create multiple differentiated products. In addition to controlling the user interface our software forms the heart of the real time system at the core of any modern display product. Our software provides a consistent development platform that is portable across product lines and product categories. For example, a customer that develops a projector product that uses our software can easily port that software to a monitor. This benefits the customer by dramatically reducing time to market and providing a unique "look and feel" that delivers a consistent customer experience across an entire product portfolio.

Intelligent Image Processing Technology

    Our technology supports multi-standard analog and digital video, including digital television or DTV, HDTV, National Television Standards Committee, or NTSC, and other international video standards. Our intelligent image processing products simplifies the use and development of display devices. Features of our technology include the following:

    Image Scaling and Shaping.  Our image processing technology incorporates a proprietary programmable two-dimensional image scaler capable of resizing images to fit a wide variety of aspect ratios, which is the ratio of width to height of display screens, and resolutions. With our scaler, images can be adapted to aspect ratios ranging from traditional 4:3 aspect ratios of conventional computer monitors and televisions to the 16:9 format used in wide screen HDTVs. In addition, content designed for a specific resolution can be intelligently stretched or reduced in real time to fit a new resolution for a specific display without degrading the image. For example low-resolution images are processed by intelligently adding information, so that when the new image is displayed, it looks smooth without any jagged image areas. High-resolution content can be displayed on lower resolution displays by intelligently removing information without degrading image quality.

    Our technology allows the shape of an image to be changed in multiple dimensions. This is useful in compensating for optical distortions in products including front projection systems and rear projection televisions. For example, standard resolution videotapes designed for conventional television display can be resized and formatted for display on a high-resolution wide-screen flat panel television without degrading the image. This capability is increasingly important as HDTV becomes more prevalent. HDTV content can be delivered in as many as 18 different combinations of resolutions and aspect ratios.

    Adaptive Image Optimization.  Our products must translate a broad range of signals in standard and non-standard formats. We use a proprietary image processing technique to identify the characteristics of a signal and configure the system to produce the best possible image. Our adaptive image optimization technology automatically adjusts incoming signals to achieve the highest possible image quality. The display adjusts itself when it is turned on and continuously adjusts with every change of the incoming signals to display an optimal image.

    Advanced Video Processing.  Flat panel displays are progressive scan devices. Images are built and displayed sequentially one row or line at time. Typically, video signals are interlaced or built using every other row. First the odd rows are displayed and then the image is updated with the even rows. Our image processing technology converts the incoming interlaced video signals for display on flat panels by doubling the incoming signals to match the progressive scan capabilities of flat panel displays. This is an especially difficult challenge. Simply merging the odd and even fields results in very jagged image edges. Our intelligent approach uses a sophisticated video digital signal processing technique to display the best possible image.

    Color Compensation Technology.  Our sophisticated custom color compensation technology makes it possible to display consistent color images from video and computer graphics, which use very different color palettes, on different display devices. Our color processing technology compensates for variations in the color performance of a display. Using our unique approach any color can be addressed independently and adjusted without impacting other colors. Our customers can use our color compensation technology to compensate for non-uniform color in a specific display and to provide consistent color performance across multiple products using different display technologies. It can also be used to compensate for color variations in display components provided by different vendors.

    Our non-linear color compensation technology allows precise color matching and may enable products that can precisely represent the color of the original source. The applications of this technology include graphic design where colors on a display using an ImageProcessor semiconductor can be accurately matched to a print output. Another application is for improving end-user satisfaction when using Internet e-commerce shopping sites by enabling exact color representation of products to be shown on a display.

Fully Customizable On-Screen Display

    Our technology couples an integrated on-screen display controller with a unique Windows-based application that allows customers who are designing ImageProcessor semiconductors into their display products to quickly develop and implement their own unique user interfaces that can incorporate graphics and colorful icons in start-up displays and menus.

Customizable Feature Support for Specific Device Functionality

    This allows developers to add unique features for specific devices. Customizable features currently include:

  •
  Picture-in-picture for products in the consumer multimedia, high-end desktop monitors and business presentation markets;

  •
  Fail-Safe ensures that users can always see their computer desktop even when the graphic signals driving the monitor are not compatible. The Fail-Safe mode continues to display an image, allowing users to easily restore the correct graphic settings using their operating system software. The Pixelworks Fail-Safe feature is designed to minimize user frustration while reducing support requirements and monitor costs.

  •
  Image shaping for keystone correction in business presentation products; and

  •
  Digital zoom to enlarge images electronically.

Mixed Analog and Digital Signal Support

    Our ImageProcessor semiconductors can support as many as four different sources of computer and video content to be displayed on a single device through integrated and add-on analog and digital receivers and connectors. Analog computer graphics, digital graphics supporting the DVI standard and video through a variety of sources that can be captured, decoded and optimized. With the acquisition of Panstera, Inc., we are expanding our product offerings to include all of the key ICs for advanced display devices.

Customers, Sales and Marketing

    We have achieved design wins with global leaders in the business computing and consumer electronics markets. We have announced products in production with Compaq, Dell, NEC-Mitsubishi, Samsung, Sony and ViewSonic and have more than 75 customers who are using our system-on-a-chip semiconductors.

    The key elements of our sales and marketing strategy are to achieve design wins with industry leading branded manufacturers in targeted markets and to continue building strong customer-supplier relationships. Once a design win has been achieved, sales and marketing efforts are focused on building long-term mutually beneficial business relationships with our customers by providing superior technology which complements their product development objectives and meets their expectations for price-performance and time to market. Marketing efforts are focused on building market-leading brand awareness and preference for our system-on-a-chip semiconductors.

    Our global distribution channel is multi-tiered and involves:

  •
  Manufacturers Representatives—Independent sales agents who represent us in local markets and provide pre- and post-sales support and do not carry inventory

  •
  Distributors—Resellers in local markets who provide pre- and post-sales support and stock our ImageProcessor semiconductors in direct relation to specific manufacturing customer orders

  •
  Integrators—OEM customers who build display devices based on specifications provided by branded manufacturers

  •
  Branded Manufacturers—Globally recognized manufacturers who develop display device specifications, manufacture, market and distribute display devices either directly or through resellers to end-users

    In Japan, our products are sold through our distributor, Tokyo Electron Device who represented 58.9% and 54.9% of our total revenue for the years ended December 31, 2000 and 1999, respectively. Sales through Tokyo Electron Device to our customer Seiko Epson represented 16.6% and 23.3% of our total revenue for the years ended December 31, 2000 and 1999, respectively. In Taiwan, we sell through a combination of our distributor NeoView Technology, Inc. and direct sales. We support our European and Korean customers through direct sales supported by manufacturer representatives. We sell our products to and support our U.S. customers directly.

    Our sales and marketing team included 43 employees as of December 31, 2000. The sales and marketing team includes the architecture support team of 28 application engineers who provide technical expertise and assistance to manufacturing customers on final product development. We have sales, marketing and support offices in Japan, Korea and Taiwan.

Research and Development

    At our inception, our internal research and development efforts were focused on the development of our PW364 ImageProcessor semiconductor for the high-end multimedia projection and flat panel monitor markets. In 1998, our development efforts for the PW264 ImageProcessor semiconductor were focused on extending our technology into new markets. In 1999, our development efforts for the PW164 ImageProcessor semiconductor product series were focused on developing highly efficient designs while maintaining product performance and features.

    We are now pursuing higher levels of integration of new features in order to extend our system-on-a-chip semiconductors into new market segments. These higher levels of integration will further reduce components on circuit boards and help to lower final systems costs for our customers. Future development efforts include system-on-a-chip technologies required for Internet appliance and advanced video applications.

    In addition to our 28 applications engineers on December 31, 2000, we had 46 engineers, technologists and scientists who are organized into the following functional groups: Integrated Circuit Design, Software Engineering, Systems Engineering and Product and Test Engineering.

    We have invested and expect that we will continue to invest significant resources in research and development activities. Our research and development expenses were $10.2 million, $4.8 million and $1.4 million in 2000, 1999 and 1998, respectively.

Manufacturing

    Our products require advanced semiconductor processes and packaging technologies. Within the semiconductor industry we are known as a "fabless" company, meaning that we do not fabricate the semiconductors that we design and develop, but instead rely on third parties to manufacture our products. We have IC foundry relationships with Infineon, Taiwan Semiconductor Manufacturing Corporation, or TSMC, Toshiba and UMC. This approach allows us to concentrate our resources on product design and development where we believe we have greater competitive advantages.

Intellectual Property

    We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our system-on-a-chip technology. We currently have seven patent applications pending with the U.S. Patent and Trademark Office, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling and automatic image optimization and to the Digital Visual Interface standard. We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products as necessary. Any future patents may not be granted and if granted may be invalidated, circumvented, challenged or licensed to others.

    To supplement the technologies that we develop internally, we have licensed rights to use intellectual properties held by third parties, and we may license additional technology rights in the future. If any of these agreements terminate, we would be required to exclude the licensed technology from our existing and future product lines.

    The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We have indemnification obligations with respect to the infringement of third party intellectual property rights. There is no intellectual property litigation currently pending against us. However, we may from time to time receive notifications of claims that we may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, we may seek licenses under those patents or intellectual property rights. However, we cannot be sure that licenses will be offered or that the terms of any offered licenses would be acceptable to us.

Competition

    In general, the market for semiconductors is intensely competitive. Our market is characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principle factors impacting competition in our markets are levels of product integration, functional versatility provided by software, compliance with industry standards, time to market, cost, product performance, system design costs, intellectual property, customer relationships and reputation.

    Our current products face competition from specialized display controller developers and in-house display control chips designed by our customers and potential customers. Additionally, new, alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer.

    We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaler components. Some of these include Genesis Microchip, Macronix, Philips, Sage, Silicon Image, SmartASIC and STMicroelectronics.

    Potential competitors may include diversified semiconductor manufacturers including Broadcom Corporation, National Semiconductor and Texas Instruments. In addition, start-up companies may seek to compete in our markets.

Employees

    As of December 31, 2000, we had a total of 109 employees—46 in engineering, 43 in sales and marketing, of which 28 are application engineers and 15 are sales and marketing staff, 9 in operations and 11 in finance and administration. Of these employees, 102 are in the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. The Company's future success will depend in large part upon its ability to continue to attract, retain, and motivate highly skilled and qualified personnel.

Item 2.  PROPERTIES

    Our 31,000 square foot corporate headquarters located in Tualatin, Oregon includes our engineering, marketing and administrative facilities. We have leased these spaces through August 2002 and May 2004. In January 2001, we added approximately 9,000 square feet of space in San Jose, California in connection with the acquisition of Panstera, Inc. This space is leased through January 2004.

Item 3.  LEGAL PROCEEDINGS

    As of March 15, 2001, there were no material, pending legal proceedings to which the Company or its subsidiaries were a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    On May 19, 2000 the Company completed its Initial Public Offering ("IPO") selling 5,750,000 shares of Common Stock at $10.00 per share. In June of 2000 the Company sold an additional 862,500 shares of Common Stock pursuant to the terms of the over-allotment agreement related to the IPO.

    On February 22, 2000, the Company issued, pursuant to Rule 506 of Regulation D, a total of 2,239,212 shares of Series D convertible preferred stock at $12.75 per share. The proceeds from the offering were used for working capital of the Company. The participants included: Analog Devices, Compaq, Intel, Sanyo, Seiko Epson, Toshiba, and ViewSonic. The Series D preferred stock was issued with a beneficial conversion feature totaling $10.7 million measured as the difference between the estimated fair value of the underlying common stock and the conversion price of $8.50 per share. The Series D preferred stock was, at the option of the holder, at any time convertible into shares of common stock and automatically converted into common stock upon the consummation of the Company's IPO in May 2000. The conversion ratio was 1.5 shares of common stock for each share of Series D preferred stock converted.

    The Company's Common Stock is listed for trading on the Nasdaq National Market under the symbol "PXLW". The stock began trading on May 19, 2000. The following table sets forth for the periods indicated the highest and lowest closing sales prices for the Common Stock, as reported by the Nasdaq National market.

Fiscal 2000	High	Low
Second quarter, from May 19	$23.063	$10.891
Third quarter	$48.500	$22.563
Fourth quarter	$48.250	$28.250

    As of March 27, 2001, there were approximately 293 shareholders of record, and the last per share sales price of the Common Stock on that date was $15.813.

    The Company has not declared any cash dividends in the past two fiscal years. The Company expects to retain any earnings to finance the expansion and development of its business and has no plans to declare cash dividends. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

Item 6.  SELECTED FINANCIAL DATA

				Period from January 16, 1997 (date of inception) to December 31, 1997
	Years Ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$52,593	$12,812	$978	$400
Cost of revenue	31,342	8,369	22	24

Gross profit	21,251	4,443	956	376
Operating expenses:
Research and development	10,225	4,805	1,446	215
Selling, general and administrative expenses	9,708	4,366	1,314	590
Patent settlement expense	4,078	—	—	—
Amortization of deferred stock compensation	2,227	565	—	—

Total operating expenses	26,238	9,736	2,760	805

Loss from operations	(4,987)	(5,293)	(1,804)	(429)
Interest and other income, net	4,420	409	215	53

Loss before income taxes	(567)	(4,884)	(1,589)	(376)
Income taxes	—	3	14	—

Net loss	(567)	(4,887)	(1,603)	(376)
Preferred stock beneficial conversion feature	(9,996)	—	—	—
Accretion of preferred stock redemption preference	(2,100)	(4,278)	(10)	—

Net loss attributable to common shareholders	$(12,663)	$(9,165)	$(1,613)	$(376)

Net loss per share:
Basic and diluted	$(0.50)	$(1.53)	$(0.61)	$(0.45)

Weighted average shares	25,573	5,971	2,660	828
	As of December 31,
	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$49,681	$12,199	$6,119	$367
Working capital	100,371	12,770	4,427	568
Total assets	120,294	18,394	7,676	1,006
Long-term obligations, net of current portion	—	591	—	—
Redeemable convertible preferred stock	—	23,701	7,755	1,145
Total shareholders' equity (deficit)	106,453	(9,295)	(1,908)	(295)

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    We design, develop and market complete system-on-a-chip integrated circuits ("ICs") and software that enable the visual display of broadband content. Our technology translates and optimizes video, computer graphics, and visual Web information for display on a wide variety of electronic devices. We have announced products in production with Compaq, Dell, InFocus Corporation, NEC-Mitsubishi, Samsung, Sony and ViewSonic, and have more than 75 customers.

    On May 19, 2000 we sold 5,750,000 shares of Common Stock at $10.00 per share in an Initial Public Offering ("IPO"). In June 2000, we sold a further 862,500 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering. The net proceeds, amounting to approximately $60.5 million are currently invested in various marketable securities and may be used for general corporate purposes.

    On January 30, 2001 we invested $7.5 million in Jaldi Semiconductor Corporation ("Jaldi"), a privately held fabless semiconductor start-up developing application specific reconfigurable Digital Signal Processing ("DSP") technology, in exchange for a minority interest in Jaldi. We have an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks Common Stock, and expect to do so upon Jaldi's successful completion of specific development milestones.

    Also on January 30, 2001 we completed the acquisition of all of the outstanding capital stock of Panstera, Inc. ("Panstera"), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock. Panstera is developing a broad line of mixed signal ICs that provide an end-to-end family of products for mass-market, XGA-resolution LCD monitors. The acquisition will be recorded as a purchase transaction and we will record a one-time charge for purchased in-process research and development expenses in the first quarter of 2001. We will also incur other acquisition-related expenses that we expect to be large and ongoing. These expenses include the amortization of deferred stock compensation, amortization of assembled workforce, and amortization of goodwill.

    We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in Japan, Taiwan and China. Manufacturers representatives support European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have additional facilities in California, Japan, Taiwan and Korea.

    We recognize revenue from product sales upon shipment. Pixelworks complies with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Reserves for sales returns and allowances are recorded at the time of shipment.

    Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 51.7%, 62.3% and 89.3% for the years ended December 31, 2000, 1999 and 1998, respectively.

    Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 95.5%, 92.8% and 51.1% of total revenue for the years ended December 31, 2000, 1999 and 1998, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Results of Operations

    The following table sets forth certain financial data for the Company for the periods indicated as a percentage of revenue.

	Years Ended December 31,
	2000	1999	1998
Revenue	100.0%	100.0%	100.0%
Cost of revenue(1)	59.6	65.3	2.2

Gross profit	40.4	34.7	97.8
Operating expenses:
Research and development(2)	19.4	37.5	147.8
Selling, general & administrative expense(3)	18.5	34.1	134.4
Patent settlement expense	7.8	0.0	0.0
Amortization of deferred stock compensation	4.2	4.4	0.0

Total operating expense	49.9	76.0	282.2
Income (loss) from operations	(9.5)	(41.3)	(184.4)
Interest and other income, net	8.4	3.2	21.9

Loss before income taxes	(1.1)	(38.1)	(162.5)
Provision (benefit) for income taxes	0.0	0.0	1.4

Net income (loss)	(1.1)%	(38.1)%	(163.9)%

Amount excludes amortization of deferred stock compensation of:

(1) Cost of revenue	0.1%	0.1%	0.0%
(2) Research and development	1.6	1.8	0.0
(3) Selling, general and administrative	2.5%	2.5%	0.0%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Revenue.  Revenue increased $39.8 million from $12.8 million for the year ended December 31, 1999 to $52.6 million for the year ended December 31, 2000. The increase in revenue resulted primarily from increased shipments of PW164, PW264 and PW364 ImageProcessor ICs, which accounted for 97.8% of the total revenue for the year ended December 31, 2000. Sales of the PW164, PW264 and PW364 ImageProcessor ICs increased $20.5 million, $10.2 million and $9.1 million, respectively, from the year ended December 31, 1999 to year ended December 31, 2000.

    Gross profit.  Gross profit margin was 40.4% of total revenue for the year ended December 31, 2000 compared to 34.7% of total revenue for the year ended December 31, 1999. The improvement in gross profit margin resulted primarily from higher gross profit margins on the PW264 and PW364 ImageProcessor IC s as a result of lower product costs on those products as well as from higher volume shipment of the PW164 ImageProcessor IC, which had higher gross profit margins than the PW364 and PW264 ImageProcessor ICs.

    Research and development.  Research and development expense was $10.2 million or 19.4% of total revenue for the year ended December 31, 2000 compared to $4.8 million, or 37.5% of total revenue for the year ended December 31, 1999. The increase of $5.4 million resulted primarily from a $2.2 million increase in compensation expenses primarily related to an increase in personnel of 16 employees, a $1.7 million increase in expenses related to engineering consulting services and development services for products in development, and a $792,000 increase in depreciation and amortization.

    Selling, general and administrative.  Selling, general and administrative expense was $9.7 million, or 18.5% of total revenue for the year ended December 31, 2000 as compared to $4.4 million, or 34.1% of total revenue for the year ended December 31, 1999. Most of the $5.3 million increase resulted from a $2.9 million increase in compensation expenses related to an increase in personnel of 23 employees and $601,000 increase in sales commissions due to higher revenue. The balance of the increase consisted primarily of a $266,000 increase in insurance, $328,000 increase in rent due to an increase in building space, and $342,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

    Amortization of deferred stock compensation.  Stock compensation expense was $2.2 million for the year ended December 31, 2000, an increase of $1.7 million from $565,000 for the year ended December 31, 1999. The increase in stock compensation expense is the result of the issuance of additional stock options granted to employees during the period through May 19, 2000 at a discount from the fair value of the common stock on the date of grant. All stock options granted subsequent to May 19, 2000 had an exercise price equal to the quoted market value of the underlying security at the time of grant and did not result in additional unearned stock compensation. At December 31, 2000, the amount of employee unearned compensation was $2.2 million. The deferred balance will be amortized on an accelerated method as employees provide services over the vesting period of the options. Amortization of the December 31, 2000 balance is estimated to be $1.2 million, $656,000, $262,000 and $74,000 for the years ending December 31, 2001, 2002, 2003, and 2004, respectively.

    Interest and other income and expense, net.  Interest and other income and expense, net consists of interest income and other non-operating income and expense. Interest and other income and expense, net increased $4.0 million from $409,000 for the year ended December 31, 1999 to $4.4 million for the year ended December 31, 2000. This increase was related to a $4.0 million increase in interest income from higher average cash balances as a result of proceeds from the issuance of preferred stock in February 2000 and the initial public offering in May 2000.

    Provision for income taxes.  The Company recorded no provision for income tax expense during the year ended December 31, 2000 due to the loss incurred. As of December 31, 2000 we had approximately $7.9 million of net operating loss carryforwards to offset against future taxable income. The carryforwards expire on various dates through 2020, if not used. Utilization of net operating losses is subject to an annual limitation due to the changes in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. We are in a deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our deferred tax assets until it becomes more likely than not, in our assessment, that our deferred tax assets will be realized.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Revenue.  Revenue increased $11.8 million from $978,000 for the year ended December 31, 1998 to $12.8 million for the year ended December 31, 1999. In December 1998, we shipped our first ImageProcessor ICs. Two additional, lower cost products, the PW264 ImageProcessor and the PW164 ImageProcessor ICs, were introduced in April 1999 and August 1999, respectively, to broaden our addressable market. The increase in revenue from 1998 to 1999 resulted from the introduction of these ImageProcessor ICs.

    Gross profit.  Gross profit margin was 34.7% of total revenue for the year ended December 31, 1999 compared to 97.8% of total revenue for the year ended December 31, 1998. The decrease was a result of the shift from commissions and licensing fee revenue to product revenue in the first quarter of 1999. Product sales, which have associated cost of sales, increased from 10.8% in 1998 to 98.7% in 1999.

    Research and development.  Research and development expense was $4.8 million or 37.5% of total revenue for the year ended December 31, 1999 compared to $1.4 million, or 147.8% of revenue for the year ended December 31, 1998. The increase of $3.4 million resulted primarily from a $432,000 increase in expenses related to engineering consulting services and development services for products in development, a $2.0 million increase in compensation expenses related to an increase in personnel, and a $761,000 increase in depreciation and amortization.

    Selling, general and administrative.  Selling, general and administrative expense was $4.4 million, or 34.1% of total revenue for the year ended December 31, 1999 as compared to $1.3 million, or 134.4% of total revenue for the year ended December 31, 1998. Most of the $3.1 million increase resulted from a $1.7 million increase in compensation expenses related to an increase in personnel, an increase of $312,000 in travel expenses, an increase of $272,000 in accounting, legal and outside consulting expenses and an increase of $161,000 in reserves for doubtful accounts.

    Amortization of deferred stock compensation.  Stock compensation expense was $565,000 for the year ended December 31, 1999. With respect to stock options granted to employees, charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of the subject options at the date of grant. At December 31, 1999, the amount of employee unearned compensation was $2.2 million which will continue to be amortized in future periods.

    Interest and other income and expense, net.  Interest and other income and expense, net consists of interest income, interest expense and other non-operating income and expense. Interest and other income and expense, net was $409,000 and $215,000 for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to interest income from cash proceeds from financing activities, partially offset by interest expense related to higher average debt balance.

    Provision for income taxes.  The Company recorded income tax expense of $3,000 and $14,000 for 1999 and 1998, respectively, related to foreign taxes on license fee revenue.

Liquidity and Capital Resources

    As of December 31, 2000, the Company had cash and cash equivalents of $49.7 million and working capital of $100.4 million as compared to cash and cash equivalents of $12.2 million and working capital of $12.8 million as of December 31, 1999. Principal sources of cash during the year ended December 31, 2000 were net proceeds from the IPO of approximately $60.5 million in May 2000, net proceeds of $26.5 million from the issuance of preferred stock in February 2000, and $12.4 million generated by operating activities during the year ended December 31, 2000. Principal uses of cash during the year ended December 31, 2000 were property and equipment expenditures and purchases of other assets of $6.8 million, debt payments of $1.8 million, and the purchase of marketable securities of $57.1 million.

    As of December 31, 2000, principal commitments consisted of obligations outstanding under operating leases. In June 1999, the Company entered into a lease for approximately 23,400 square feet in a facility located in Tualatin, Oregon, for a term of 60 months. The first year annual cost of this lease is approximately $312,000, increasing to an approximate annual cost of $462,000 for the next two years and an approximate annual cost of $497,000 for the remaining two years. In August 2000, the Company leased an additional 1,910 square feet under an amendment to a lease agreement for 1,742 square feet in Tualatin, Oregon under a lease agreement dated May 1, 1998. In January 2001, the Company leased an additional 4,026 square feet under a second amendment to the lease agreement. The lease agreement expires August 31, 2002. The total annual cost for the 7,678 square feet is $158,000 in the 2001 and $117,000 in 2002. In connection with the acquisition of Panstera, Inc., the Company has assumed two leases for approximately 9,000 square feet in a facility located in San Jose,

California. The lease agreements expire at various dates through January 2004. Annual lease costs will be approximately $306,000, $243,000, $236,000, and $20,000 in 2001 through 2004, respectively. Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

    The Company believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to fund its operations for the next twelve months. From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Recent Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Forward-looking Statements

    The statements in this Annual Report on Form 10-K relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the company's business. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict including those below under the caption "Risk Factors." The forward-looking statements contained in this Form 10-K speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

RISK FACTORS

    Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR OPERATIONS

Our limited operating history makes it difficult to evaluate our future prospects.

    We were founded in 1997 and have a limited operating history, which makes an evaluation of our future prospects difficult. In addition, the revenue and income potential of our business and markets are unproven. We began shipments of our first product in December 1998. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks, including the risks discussed below, we would likely not achieve anticipated levels of revenue and earnings. In this event we would be unable to build a sustainable business.

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

    We incurred net losses of approximately $567,000, $4.9 million and $1.6 million and in 2000, 1999 and 1998, respectively. In the future we expect our research and development and selling, general and administrative expenses to increase. Although we were profitable in the second, third and fourth quarters of 2000, we will incur substantial non-cash charges relating to the January 2001 acquisition of Panstera, Inc. that will make it very likely that we will again experience a net loss in 2001. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

    Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products, some of which are not in our control and any of which may cause the price of our common stock to fluctuate. These factors include:

  •
  demand for flat panel monitors, advanced television displays, multimedia projectors and Internet appliances;

  •
  demand for our products and the timing of orders for our products;

  •
  the deferral of customer orders in anticipation of our new products or product enhancements or due to a reduction in our customers' end demand;

  •
  the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;

  •
  changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;

  •
  our ability to provide adequate supplies of our products to customers and avoid excess inventory;

  •
  announcement or introduction of products and technologies by our competitors;

  •
  changes in product mix, product costs or pricing, or distribution channels; and

  •
  general economic conditions and economic conditions specific to the personal computer, display and semiconductor markets.

    These factors are difficult to forecast, and these or other factors could seriously harm our business. We anticipate the rate of new orders may vary significantly from quarter to quarter. Our operating expenses and inventory levels are based on our expectations of future revenues and our operating expenses are relatively fixed in the short term. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters may be negatively impacted. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the price of our common stock may decline significantly.

If we do not achieve additional design wins in the future, our ability to grow would be seriously limited.

    Our future success will depend on developers of advanced display devices designing our products into their systems. To achieve design wins we must define and deliver cost-effective, innovative and integrated semiconductors. Once a supplier's products have been designed into a system, the developer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure on our part to obtain additional design wins with leading branded manufacturers or integrators, and to successfully design, develop and introduce new products and product enhancements could harm our business, financial condition and results of operations.

    Achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer's products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer's products, we may still not realize significant revenues from that developer, if that developer's products are not commercially successful.

Because of the complex nature of our semiconductor designs and the associated manufacturing process and the rapid evolution of our customers' product design we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenues.

    The development of our semiconductors, which incorporate mixed analog and digital signal processing, is highly complex. These complexities require that we employ advanced designs and manufacturing processes that are unproven. Since commencing our operations, we have experienced increased development time and delays in introducing new products. We will not always succeed in developing new products or product enhancements nor do so in a timely manner. With the addition of Panstera, we have significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple, geographically dispersed locations that were formerly done in one location.

    Many of the Panstera designs involve the development of new high-speed analog circuits that are difficult to simulate and require physical prototypes not required by the primarily digital circuits we currently design. The result could be longer and less predictable development cycles.

    Successful development and timely introduction of new or enhanced products depends on a number of other factors, including:

  •
  accurate prediction of customer requirements and evolving industry standards, including digital interface and content piracy protection standards;

  •
  development of advanced display technologies and capabilities;

  •
  timely completion and introduction of new product designs;

  •
  use of advanced foundry processes and achievement of high manufacturing yields; and

  •
  market acceptance of the new products.

    If we are not able to successfully develop and introduce our products in a timely manner, our business and results of operations will be adversely affected.

Integration of software in our products adds complexity and cost which may affect our ability to achieve design wins and may affect our profitability.

    Our products incorporate software and software development tools. The integration of software adds complexity, may extend our internal development programs and could impact our customers' development schedules. This complexity requires increased coordination between hardware and software development schedules and may increase our operating expenses without a corresponding increase in product revenue. Some customers and potential customers may choose not to use our products because of the additional requirements of implementing our software, preferring to use a product that works with their existing software. This additional level of complexity lengthens the sales cycle and may result in customers selecting competitive products requiring less software integration.

Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects in the manufactured products could result in an increase in our costs and delays in the availability of our products.

    The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to produce semiconductors free of defects. Because our products are more highly integrated than many other semiconductors and incorporate mixed analog and digital signal processing and embedded memory technology, they are even more difficult to produce without defects.

    The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products.

A significant amount of our revenue comes from a few customers and distributors and any decrease in revenues from, or loss of any of, these customers or distributors could significantly reduce our total revenues.

    We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 64.0% of total revenue for the year ended December 31, 2000. In 2000, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 58.9% of our total revenue. In 2000 sales through Tokyo Electron Device to our customer Seiko Epson Corporation represented approximately 16.6% of our total revenue. Sales to our top five customers accounted for approximately 51.7%, 62.3% and 89.3% for the years ended December 31, 2000, 1999 and 1998 respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

  •
  a significant reduction, delay or cancellation of orders from one or more of our key distributors, branded manufacturers or integrators; or

  •
  a decision by one or more significant customers to select products manufactured by a competitor, or its own internally developed semiconductor, for inclusion in future product generations.

    The display manufacturing market is highly concentrated among relatively few large manufacturers. We expect our operating results to continue to depend on revenues from a relatively small number of distributors that sell our products to display manufacturers and their suppliers.

The concentration of our accounts receivable with a limited number of distributors exposes us to increased credit risk and could seriously harm our operating results and cash flows.

    At December 31, 2000, accounts receivable from Tokyo Electron Device represented 58.2% of our total accounts receivable. The failure of this distributor to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

    Sales outside of the U.S. accounted for 95.5%, 92.8% and 51.1% of our total revenue in 2000, 1999 and 1998, and, respectively. Most of our customers are concentrated in Japan, Korea and Taiwan, with aggregate sales from those three countries accounting for 88.0% of our total revenue during the year ended December 31, 2000. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including:

  •
  increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

  •
  foreign currency exchange fluctuations such as the Asian financial crisis that occurred in 1998 which caused a devaluation in the currencies of Japan, Taiwan and Korea resulting in an increased cost of procuring our semiconductors;

  •
  potentially adverse tax consequences such as license fee revenue taxes imposed in Japan;

  •
  difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

  •
  political and economic instability, particularly in Taiwan and Korea;

  •
  reduced or limited protection of our intellectual property, significant amounts of which are contained in software which is more prone to design piracy;

  •
  increased transaction costs related to sales transactions conducted outside of the U.S. such as charges to secure letters of credit for foreign receivables;

  •
  difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable of the display processor industry and our display processor products;

  •
  changes in the regulatory environment in Japan, Korea and Taiwan that may significantly impact purchases of our products by our customers; and

  •
  difficulties in collecting accounts receivable.

Our dependence on selling through distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.

    Selling through distributors reduces our ability to forecast sales and increases the complexity of our business. Since our distributors are an intermediary between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. This arrangement requires us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and customers. Our failure to manage one or more of these challenges could result in excess inventory or shortages that could seriously impact our operating revenue or limit the ability of companies using our semiconductors to deliver their products.

Dependence on a limited number of sole-source, third party manufactures for our products exposes us to shortages based on capacity allocation, price increases with little notice, volatile inventory levels and delays in product delivery which could result in delays in satisfying customer demand, increased costs and loss of revenues.

    We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third party foundries for wafer fabrication and other contract manufacturers for assembly and electrical testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect that this may occur in the future. We have an agreement with a third party contract manufacturer which covers quantity and pricing terms relating to the manufacture of certain of our semiconductors. Other than this agreement, we do not have a long-term supply contract with any of our other contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. From time to time our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margins. We try not to maintain substantial inventories of products, but need to order products long before we have firm purchase orders for those products which could result in excess inventory or inventory shortages.

    If we are unable to obtain our products from manufacturers on schedule, our ability to satisfy customer demand will be harmed, and revenue from the sale of products may be lost or delayed. If orders for our products are canceled, expected revenues will not be realized. In addition, if the price charged by our third-party manufacturers increases we will be required to increase our prices, which could harm our competitiveness, or suffer declines in our gross margin.

We recently assumed more responsibility for the manufacturing of our products that, if not implemented successfully, could result in increased costs or a reduction or loss of revenue.

    We recently assumed greater responsibility for the process for our next-generation of products by subcontracting separately for the production of wafers and for their assembly and testing. We are building some products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we have recently become subject to increased risks arising from wafer manufacturing yields and associated with coordination of the manufacturing, assembly and testing process. While the percentage of our revenue coming from products recently introduced using this process has been relatively small to-date, we expect that revenues using a COT process will become significant in the future. Failure to effectively implement this approach to manufacturing properly would reduce our revenues and harm our gross margin and results of operations.

We are dependent on our foundries to implement complex semiconductor technologies, which could adversely affect our operations if those technologies are not available, delayed or inefficiently implemented.

    In order to increase performance and functionality and reduce the size of our products, we are continuously developing new products using advanced technologies that further miniaturize semiconductors. However, we are dependent on our foundries to develop and provide access to the advanced processes that enable such miniaturization. We cannot be certain that future advanced manufacturing processes will be implemented without difficulties, delays or increased expenses. Our business, financial condition and results of operations could be materially and adversely affected if advanced manufacturing processes are unavailable to us, substantially delayed or inefficiently implemented.

If we have to qualify a new contract manufacturer or foundry for any of our products, we may experience delays that result in lost revenues and damaged customer relationships.

    Our products require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least six months, and the estimated time for us to adapt a product's design to a particular contract manufacturer's processes is at least four months, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products, which may result in lost revenues and damaged customer relationships.

Our future success depends upon the continued services of key personnel, many of whom would be difficult to replace and the loss of one or more of these employees could seriously harm our business by delaying product development.

    Our future success depends upon the continued services of our executive officers, key hardware and software engineers, and sales, marketing and support personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. Particularly, because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. In particular, the loss of the services of Allen Alley, our President, Chief Executive Officer and Chairman, Michael West, our Vice President, Technology, or Robert Greenberg, our Vice President, Product Development and Customer Support, could materially and adversely affect us. We are currently planning to hire a significant number of additional employees this year and in future periods, and we believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, and sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenues and business could be seriously harmed.

Because we do not have long-term commitments from our customers, and plan purchases based on estimates of customer demand, which may be inaccurate, we must contract for the manufacture of our products based on those potentially inaccurate estimates.

    Because our sales are made on the basis of purchase orders rather than long-term purchase commitments, which our customers may cancel or defer purchase orders at any time. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we or our customers overestimate demand, we may purchase products which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we or our customers underestimate demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Development arrangements may cause us to incur substantial operating expenses without the guarantee of any associated revenue or far in advance of revenue.

    We have development arrangements with customers and other parties such as Intel Corporation that consume large amounts of engineering resources far in advance of product revenue. Our work under these arrangements is technically challenging and may require deliverables on an accelerated basis. These arrangements place considerable demands on our limited resources, particularly on our most senior engineering talent, and may not result in revenue for twelve to eighteen months, if at all. For example, during 2000 we developed reference designs supporting next generation flat panel monitors at the request of a key monitor customer. After approximately six months of concentrated development effort, the program to market these monitors was cancelled by the customer and resulted in no revenue.

    In addition, allocating significant resources to these arrangements may detract from or delay the completion of other important development projects. Any of these development agreements could be canceled at any time without notice. These factors could have a material and adverse effect on our long-term business and results of operations.

Because of our long product development process and sales cycle, we may incur substantial expenses before we earn associated revenues and may not ultimately sell as many units of our products as we forecasted.

    We develop products based on anticipated market and customer requirements and incur substantial product development expenditures prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but our customers' specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer's equipment can take up to six months or more. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when we achieve a design win, the customer may never ship systems incorporating our products. Because of our relatively limited history in selling our products, we cannot assure you that the time required for the testing, evaluation and design of our products by our customers will not exceed six months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures.

Shortages of other key components for our customers' products could delay our ability to sell our products.

    Shortages of components and other materials that are critical to the design and manufacture of our customers' products could limit our sales. These components include liquid crystal display panels and other display components, analog-to-digital converters, digital receivers and video decoders. During 2000, some companies that used our products experienced delays in the availability of key components from other suppliers, which, in turn, threatened a delay in demand for the products that we supplied to them.

Shortages of materials used in the manufacturing of our products may increase our costs or limit our revenues and impair our ability to ship our products on time.

    From time to time, shortages of materials that are used in our board products may occur. In particular, we may experience shortages of semiconductor wafers and packages. If material shortages occur, we may incur additional costs or be unable to ship our products to our customers in a timely fashion, all of which could harm our business and negatively impact our earnings.

Our products could become obsolete if necessary licenses of third-party technology are not available to us or are only available on terms that are not commercially viable.

    We license technology from third parties that is incorporated into our products or product enhancements. Future products or product enhancements may require additional third-party licenses that may not be available to us or available on terms that are commercially reasonable. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

We may not be able to respond to the rapid technological changes in the markets in which we compete, or we may not be able to comply with industry standards in the future making our products less desirable or obsolete.

    The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render our products less desirable or obsolete which could harm our business. Recent examples of changing industry standards include the introduction of high-definition television, or HDTV, new digital receivers and displays with resolutions that have required us to accelerate development of new products to meet these new standards.

Our software development tools may be incompatible with industry standards and challenging to implement, which could slow product development or cause us to lose customers and design wins.

    Our existing products incorporate complex software tools designed to help customers bring products into production. Software development is a complex process and we are dependent on software development languages and operating systems from vendors that may compromise our ability to design software in a timely manner. Also, software development is a volatile market and new software languages are introduced to the market that may be incompatible with our existing systems and tools. New software development languages may not be compatible with our own requiring significant engineering efforts to migrate our existing systems in order to be compatible with those new languages. Our current products are developed using Visual C, a popular software development language. However, existing or new software development tools could make our current products obsolete or hard to use. Software development disruptions could slow our product development or cause us to lose customers and design wins.

Our integrated circuits and software could contain defects, which could reduce sales of those products or result in claims against us.

    Despite testing by us and our customers, errors may be found in existing or new semiconductors and software. This could result in a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs. They could also divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our semiconductors and would likely harm our business. Defects, integration issues or other performance problems in our semiconductors and software could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us even if unsuccessful, would likely be time consuming and costly to defend.

The concentration of our manufactures and customers in the same geographic region increases our risk that a natural disaster, labor strike or political unrest could disrupt our operations.

    Our current manufacturers and most of our customers are located in Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. In September 1999, a current manufacturer's facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers' and customers are located likely would result in the disruption of our foundry partners' assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

Others may bring infringement actions against us that could be time-consuming and expensive to defend.

    We may become subject to claims involving patents or other intellectual property rights. For example, in early 2000 we were notified by InFocus Corporation ("InFocus") that we were infringing patents held by InFocus. In February 2000, we entered into a license agreement with InFocus granting us the right to use the technology covered by the InFocus patents. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time-consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims also could force us to do one or more of the following:

  •
  stop selling products using technology that contains the allegedly infringing intellectual property;

  •
  attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

  •
  attempt to redesign those products that contain the allegedly infringing intellectual property.

    If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, which could seriously harm our business. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or could adversely affect our ability to increase our earnings.

Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar display processor products.

    Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have seven patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. Competitors in both the United States and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

    We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. For example, in January 2001 we completed an acquisition of Panstera, Inc. in exchange for 4.5 million shares of Pixelworks Common Stock. We also made a strategic investment in Jaldi Semiconductor Corporation in January 2001 for $7.5 million with the intent to acquire the remainder of the company for 1.85 million shares of Pixelworks Common Stock contingent upon the satisfactory completion of certain milestones by Jaldi Semiconductor Corporation. The acquisition of Panstera and investment in Jaldi contain a very high level of risk primarily because the investments were made based on in-process technological development that may not be completed, or if completed, may not be commercially viable. If this were the case, our financial results would likely be very negatively affected.

    These and any future acquisitions and investments could result in:

  •
  issuance of stock that dilutes current stockholders' percentage ownership;

  •
  incurrence of debt;

  •
  assumption of liabilities;

  •
  amortization expenses related to goodwill and other intangible assets; or

  •
  large and immediate write-offs.

    Our operation of any acquired business will also involve numerous risks, including:

  •
  problems combining the purchased operations, technologies or products;

  •
  unanticipated costs;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with customers;

  •
  risks associated with entering markets in which we have no or limited prior experience; and

  •
  potential loss of key employees, particularly those of the acquired organizations.

    We may not be able to successfully integrate businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

    Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. We grew from 72 employees on January 1, 2000, to 109 employees on December 31, 2000. In addition, we are currently planning to hire a significant number of additional employees this year. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

RISKS RELATED TO OUR INDUSTRY

Failure of consumer demand for flat panel displays and other display technologies to increase could impede our growth.

    Our product development strategies anticipate that consumer demand for flat panel displays and other emerging display products will increase in the future. The success of our products is dependent on increased demand for these products, which are at early stages of development. The potential size of the flat panel display market and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market for many of our products to grow, advanced flat panel displays must be widely available and affordable to consumers. In the past, the supply of advanced flat panel displays has been cyclical. We expect this pattern to continue. Under-capacity in the advanced flat panel display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of advanced flat panel displays. In addition, advance flat panel display prices may remain high because of limited supply, and consumer demand may not grow if the supply of advanced flat panel displays does not increase.

If products incorporating our semiconductors are not compatible with computer display protocols, video standards and other devices, the market for our products will be reduced and our business prospects could be significantly limited.

    Our products are incorporated into our customers' products, which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific computers, video standards and other devices. If our customers' products are not compatible with these protocols and standards, consumers will return these products, or consumers will not purchase these products, and the markets for our customers' products could be significantly reduced. As a result, a portion of our market would be eliminated, and our business would be harmed.

Intense competition in our markets may reduce sales of our products, reduce our market share, decrease our gross profit and result in large losses.

    Rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices are characteristics of our market and could have a material adverse effect on our business, financial condition and results of operations. As the overall price of advanced flat panel display screens continues to fall, we may be required to offer our products to manufacturers at discounted prices due to increased price competition. At the same time, new, alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

    We compete with a range of specialized and diversified electronic and semiconductor companies that offer display processors. In particular, we compete against Genesis Microchip, Inc., Macronix International Co., Ltd., Sage, Inc., Silicon Image, Inc., SmartASIC, Inc., STMicroelectronics NV, and other companies. Potential competitors may include diversified semiconductor manufacturers including Broadcom Corporation, National Semiconductor Corp., Philips, Texas Instruments, Inc. and other diversified semiconductor companies. We also compete in some instances against in-house processing solutions designed by our customers. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react faster and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

The market for Internet appliances may not evolve rapidly enough to support expanded market acceptance of our products and industry standards in this market continue to evolve.

    If the emerging market for Internet appliances does not develop or does not evolve fast enough to support rapid market acceptance of our products, our business, financial condition and results of operations will be materially and adversely affected. The Internet appliance market includes netTVs, screenphones, e-mail terminals, Web terminals and tablets. Our success will depend on our ability to achieve design wins with customers developing new products and enhanced products for the Internet appliance market and their ability to successfully introduce and promote these products. There can be no assurance that the Internet appliance market will develop to the extent or in the timeframes necessary to support expansion of our business. We anticipate that Internet appliance products will be generally based on industry standards, which are continually evolving. The emergence of new industry standards could render our products or our customers products unmarketable or obsolete and we may incur substantial unanticipated costs to comply with any new standards. Moreover, our past sales have resulted, to a significant extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products addressing changes within our industry. Our continued ability to adapt to industry changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and our prospects for growth. There can be no assurance that we will be able to anticipate the evolving standards in the semiconductor industry and, in particular, the applications in the Internet appliance market, or that we will be able to successfully develop and introduce new products into this market.

The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products and could harm our operations.

    In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, during this time, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. The cyclical nature of the semiconductor industry has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.

OTHER RISKS

The anti-takeover provisions of Oregon law and in our articles of incorporation could adversely affect the rights of the holders of our common stock by preventing a sale or takeover of us at a price or prices favorable to the holders of our common stock.

    The anti-takeover provisions of Oregon law and our articles of incorporation may make a change in control of our business more difficult, even if a change in control would be beneficial to the shareholders. These provisions may allow the board of directors to prevent changes in the management and control of our business. Under Oregon law, our board of directors may adopt additional anti-takeover measures in the future. One anti-takeover provision that we have is the ability of our board of directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. At this time, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the board of directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our principal shareholders have significant voting power and may take actions that may make it more difficult to sell our shares at a premium to take over candidates.

    Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 19,259,164 shares or approximately 47% of our outstanding common stock. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our shareholders from realizing a premium over the market price for their common stock.

The price of our common stock has and may continue to fluctuate substantially.

    Investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including:

  •
  actual or anticipated fluctuations in our operating results;

  •
  changes in expectations as to our future financial performance;

  •
  changes in financial estimates of securities analysts;

  •
  announcements by us or our competitors of technological innovations, design wins, contracts, standards or acquisitions;

  •
  the operating and stock price performance of other comparable companies;

  •
  changes in market valuations of other technology companies; and

  •
  inconsistent trading volume levels of our common stock.

    In particular, the stock prices of technology companies like us have been highly volatile recently. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. Market fluctuations as well as general economic, political and market conditions including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance.

We may be unable to meet our future capital requirements, which would limit our ability to grow.

    We believe our current cash balances will be sufficient to meet our capital requirements for at least the next 12 months. However, we may need, or could elect, to seek additional funding prior to that time. To the extent that currently available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Further, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Company's Financial Statements and the Independent Auditors' Report thereon are presented in the following pages. The Financial Statements filed in Item 8 are as follows:

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Pixelworks, Inc.:

    We have audited the accompanying balance sheets of Pixelworks, Inc. as of December 31, 2000 and 1999, and the related statements of operations, redeemable convertible preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Pixelworks, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
January 16, 2001

PIXELWORKS, INC.

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2000	1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,681	$12,199
Short-term investments	54,051	—
Accounts receivable, net	6,608	2,537
Inventories	3,280	1,404
Prepaid expenses and other current assets	592	21

Total current assets	114,212	16,161
Property and equipment, net	3,660	1,730
Other assets, net	2,422	503

Total assets	$120,294	$18,394

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$9,120	$712
Accrued liabilities	4,721	1,518
Line of credit	—	669
Current portion of long-term obligations	—	492

Total current liabilities	13,841	3,391
Long-term obligations	—	591
Other liabilities	—	6

Total liabilities	13,841	3,988

Redeemable convertible preferred stock, $.001 par value. Authorized 50,000,000 shares; 10,900,007 shares outstanding at December 31, 1999	—	23,701
Shareholders' equity (deficit):
Common stock, $.001 par value. Authorized 250,000,000 shares; 36,812,580 and 9,874,313 shares issued and outstanding at December 31, 2000 and 1999, respectively.	126,260	—
Deferred stock compensation	(2,206)	(2,230)
Note receivable for common stock	(172)	(199)
Accumulated deficit	(17,429)	(6,866)

Total shareholders' equity (deficit)	106,453	(9,295)

Total liabilities, preferred stock and shareholders' equity (deficit)	$120,294	$18,394

The accompanying notes are an integral part of these financial statements.

PIXELWORKS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Revenue	$52,593	$12,812	$978
Cost of revenue(1)	31,342	8,369	22

Gross profit	21,251	4,443	956
Operating expenses:
Research and development(2)	10,225	4,805	1,446
Selling, general and administrative(3)	9,708	4,366	1,314
Patent settlement expense	4,078	—	—
Amortization of deferred stock compensation	2,227	565	—

Total operating expenses	26,238	9,736	2,760

Loss from operations	(4,987)	(5,293)	(1,804)

Interest income	4,562	519	238
Interest expense	(38)	(110)	(23)
Other expense, net	(104)	—	—

Interest and other income, net	4,420	409	215

Loss before income taxes	(567)	(4,884)	(1,589)

Income tax provision	—	3	14

Net loss	(567)	(4,887)	(1,603)
Preferred stock beneficial conversion feature	9,996	—	—
Accretion of preferred stock redemption preference	2,100	4,278	10

Net loss attributable to common shareholders	$(12,663)	$(9,165)	$(1,613)

Basic and diluted net loss per share	$(0.50)	$(1.53)	$(0.61)

Weighted average shares—basic and diluted	25,573,392	5,970,785	2,660,327

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$70	$7	$—
(2) Research and development	826	233	—
(3) Selling, general and administrative	1,331	325	—

The accompanying notes are an integral part of these financial statements.

PIXELWORKS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(567)	$(4,887)	$(1,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites:
Depreciation and amortization	2,418	1,303	431
Write-off of property and equipment and other assets	516	74	—
Provision for doubtful accounts	57	160	10
Amortization of deferred stock compensation	2,227	565	—
Non-cash portion of patent settlement expense	2,752	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,128)	(2,614)	(35)
Inventories	(1,876)	(1,361)	(43)
Prepaid expenses and other current assets	(571)	(10)	(3)
Accounts payable	8,408	455	180
Accrued liabilities	3,203	1,277	162
Other long-term liabilities	(6)	6	—

Net cash provided by (used in) operating activities	12,433	(5,032)	(901)

Cash flows from investing activities:
Purchases of property and equipment	(4,161)	(1,710)	(1,275)
Other assets	(2,622)	(480)	(295)
Purchase of investments	(57,051)	—	—
Proceeds from the maturities of investments	3,000	—	292

Net cash used in investing activities	(60,834)	(2,190)	(1,278)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	(669)	669	1,331
Payments on long-term debt	(1,083)	(248)	—
Proceeds from issuances of preferred stock	26,528	11,668	6,600
Proceeds from initial public offerring, net of costs	60,528	—	—
Issuances of common stock	579	1,213	—

Cash provided by financing activities	85,883	13,302	7,931

Increase in cash and cash equivalents	37,482	6,080	5,752
Cash and cash equivalents at beginning of year	12,199	6,119	367

Cash and cash equivalents at end of year	$49,681	$12,199	$6,119

Supplemental disclosure of cash flow information:
Cash paid during the respective year for:
Interest	$—	$110	$23
Supplemental disclosure of non-cash investing and financing activities:
Conversion of line of credit to term note	$—	$1,331	$—
Preferred stock beneficial conversion feature	9,996	—	—
Accretion of preferred stock redemption preference	2,100	4,278	10
Note receivable for issuance of common stock	—	199	—
Warrants exercised for common stock	—	71	—

The accompanying notes are an integral part of these financial statements.

PIXELWORKS, INC.
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock						Note Receivable for Common Stock
			Common Stock
						Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity(deficit)
	Shares	Amount	Shares	Amount	Warrants
Balances as of December 31, 1997	2,906,976	1,145	7,500,000	10	71	—	—	(376)	(295)
Issuance of Series B redeemable convertible preferred stock	5,500,005	6,600	—	—	—	—	—	—	—
Accretion of preferred stock redemption preference	—	10	—	(10)	—	—	—	—	(10)
Net loss	—	—	—	—	—	—	—	(1,603)	(1,603)

Balances as of December 31, 1998	8,406,981	7,755	7,500,000	—	71	—	—	(1,979)	(1,908)
Issuance of Seeries C redeemable convertible referred stock	2,493,026	11,668	—	—	—	—	—	—	—
Exercise of options and issuance of common stock	—	—	521,115	162	—	—	(199)	—	(37)
Exercise of warrants	—	—	1,853,198	1,321	(71)	—	—	—	1,250
Deferred compensation related to stock options	—	—	—	2,795	—	(2,795)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	565	—	—	565
Accretion of preferred stock redemption preference	—	4,278	—	(4,278)	—	—	—	—	(4,278)
Net loss	—	—	—	—	—	—	—	(4,887)	(4,887)

Balances as of December 31, 1999	10,900,007	23,701	9,874,313	—	—	(2,230)	(199)	(6,866)	(9,295)
Issuance of Series D convertible preferred stock	2,239,212	28,528	—	—	—	—	—	—	—
Exercise of options	—	—	604,563	447	—	—	27	—	474
Issuance of common stock under ESPP	—	—	12,375	105	—	—	—	—	105
Initial public offering			6,612,500	60,528					60,528
Deferred compensation related to stock options	—	—	—	2,203	—	(2,203)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,227	—	—	2,227
Preferred stock beneficial conversion feature	—	10,748	—	—	—	—	—	(9,996)	(9,996)
Accretion of preferred stock redemption preference	—	2,100	—	(2,100)	—	—	—	—	(2,100)
Conversion of preferred stock to common in connection with initial public offering	(13,139,219)	(65,077)	19,708,829	65,077					65,077
Net loss	—	—	—	—	—	—	—	(567)	(567)

Balances as of December 31, 2000	—	—	36,812,580	126,260	—	(2,206)	(172)	(17,429)	106,453

The accompanying notes are an integral part of these financial statements.

PIXELWORKS, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    Pixelworks, Inc. ("Pixelworks") designs and develops complete system-on-a-chip solutions that enable the visual display of broadband content. Pixelworks' technology interprets and optimizes video, computer graphics, and visual Web information for display on a wide variety of devices.

Cash and Cash Equivalents and Short-term Investments

    Pixelworks considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of deposits, money market funds and commercial paper. Short-term investments consist of certificates of deposit, commercial paper and other highly liquid investments with original maturities in excess of three months. Short-term investments are classified as held to maturity and are recorded at amortized cost, which approximates market value.

    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2000, investments in marketable securities consist of $3,000 and $51,000 invested in municipal and corporate obligations, respectively. Unrecognized holding gains and losses are immaterial. These investments mature in less than one year.

Accounts Receivable

    Accounts receivable is net of an allowance for doubtful accounts of $212 and $155 as of December 31, 2000 and 1999, respectively. The following table presents a rollforward of the allowance for doubtful accounts for the indicated periods:

	December 31,
	2000	1999	1998
Balance as of beginning of period	$155	$10	$—
Provision	57	160	10
Charge offs	—	(15)	—

Balance as of end of period	$212	$155	$10

Inventories

    Inventories consist of finished goods and are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value).

Property and equipment

    Property and equipment are stated at cost. The cost of repairs and maintenance is expensed as incurred.

    Depreciation on computer equipment and software, tooling and leasehold improvements is calculated on a straight-line basis over the estimated useful lives of the assets, two years for computer equipment and software and the estimated life of the product for tooling, generally two years.

Amortization of leasehold improvements is recognized over the shorter of the life of the improvement or the remaining life of the lease.

    As required by SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation.

    If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Intangible Assets

    Intangible assets consist of intellectual property, primarily technology license agreements. Intangible assets are stated at cost and are amortized over the life of the agreement, ranging from 1 year to 10 years.

Stock-Based Compensation

    SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("Opinion 25"), Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method had been applied. Pixelworks has elected to continue to apply the prescribed accounting in Opinion 25 and make the required disclosures under SFAS 123.

    Pixelworks accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Other than stock options granted to non-employee directors, there have been no equity instruments issued to non-employees during the periods presented.

Revenue Recognition

    Pixelworks recognizes revenue for product sales to direct customers and commissions on third party sales upon shipment of the underlying merchandise. Revenue from product sales to distributors is recognized upon shipment if the distributor has a firm sales commitment from an end customer. Pixelworks complies with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. A reserve for sales returns and allowances is recorded at the time of shipment. As of December 31, 2000 and 1999, the reserve for sales returns and allowances was $546 and $236, respectively.

    Pixelworks accrues a liability for the estimated future repair and replacement costs to be incurred under the provisions of Pixelworks' warranty agreements. As of December 31, 2000 and 1999, the reserve for warranty repairs was $527 and $133, respectively.

Research and Development

    Research and development are charged to expense as incurred. However, software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model and ending when a product is available for general release to customers. Completion of a working model and general release has substantially coincided. As a result, all such costs have been charged to research and development as incurred.

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amount of amounts due under the line of credit at December 31, 1999 approximates fair value since the interest rate approximated rates then available to Pixelworks.

Comprehensive Income

    Pixelworks has had no items of comprehensive income.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Concentration of Suppliers

    Pixelworks does not own or operate a semiconductor fabrication facility and does not have the resources to manufacture its products internally. Pixelworks relies on two third party foundries to produce all its products. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on Pixelworks' growth and results of operations.

Risk of Technological Change

    The markets in which Pixelworks competes or seeks to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render Pixelworks' products less desirable or obsolete which could harm its business.

Concentration of Credit Risk

    Financial instruments which potentially subject Pixelworks to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Pixelworks limits its exposure to credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with various high credit quality financial institutions.

    As of December 31, 2000 and 1999, Pixelworks had accounts receivable from two distributors representing approximately 70% and 75% of accounts receivable. Loss or non-performance by these significant customers could adversely affect Pixelworks financial position or results from operations.

Costs of Software Developed or Obtained for Internal Use

    Internal use software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over two years, the estimated useful life of the asset.

Net loss per share

    Pixelworks reports net loss per share in accordance with SFAS 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"), which requires the presentation of both basic and diluted earnings per share. Basic earnings per share ("EPS") is computed on the basis of weighted average number of common shares outstanding. Diluted EPS is computed on the basis of weighted average common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method, shares of convertible preferred stock on an as converted basis, and shares of restricted stock, if the potential common shares are not anti-dilutive.

    The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Years Ended December 31,
	2000	1999	1998
Incremental shares of common stock related to stock options	2,763,288	1,696,175	—
Shares of restricted stock subject to repurchase	920,577	3,093,572	4,853,586
Shares of convertible preferred stock on an as converted basis	7,061,687	15,012,882	9,955,293

2.  BALANCE SHEET COMPONENTS

Property and Equipment

    Property and equipment consist of the following:

	December 31,
	2000	1999
Software	$3,152	$1,658
Computer equipment	2,039	981
Tooling	1,682	576
Leasehold improvements	134	91

	7,007	3,306
Less accumulated depreciation and amortization	3,347	1,576

	$3,660	$1,730

Inventories

    Inventories consist of the following:

	December 31,
	2000	1999
Finished goods	$2,763	$1,404
Work in process	517	—

	$3,280	$1,404

Accrued Liabilities

    Accrued liabilities consist of the following:

	December 31,
	2000	1999
Payroll and related liabilities	$2,000	$751
Reserve for sales returns.	546	236
Royalties	44	197
Warranty	527	133
Other	1,604	201

	$4,721	$1,518

Line of Credit

    Pixelworks had a line of credit for cash borrowings and letters of credit up to $3,000, which was paid in full and expired in March 2000. Under the line of credit the Company could borrow up to 80% of eligible accounts receivable and as of December 31, 1999, approximately $1,485 was available for borrowing. The line of credit carried an interest rate of prime (8.5% at December 31, 1999) plus .25%, which was payable monthly.

Long-Term Debt

    At December 31, 1999 long-term debt consisted of a line of credit converted into a term loan after a six-month draw down period. The loan was paid in full in March 2000.

3.  SHAREHOLDERS' EQUITY

Series D offering and beneficial conversion feature

    On February 22, 2000, Pixelworks issued a total of 2,239,212 at $12.75 per share shares of Series D preferred stock. The Series D preferred stock was issued with a beneficial conversion feature totaling $10.7 million measured as the difference between the estimated fair value of the underlying common stock and the conversion price of $8.50 per share.

Stock Split

    On March 16, 2000, the board of directors approved a three-for-two split of common stock effective March 31, 2000. The conversion ratio of preferred stock into common stock has been adjusted from a pre-stock split rate of one-for-one to a post-split conversion rate of two-for-three. All share and per share data have been restated accordingly.

Initial Public Offering

    On May 19, 2000 Pixelworks sold 5,750,000 shares of Common Stock at $10.00 per share in an Initial Public Offering ("IPO"). In June 2000, Pixelworks sold a further 862,500 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering.

Convertible Preferred Stock

    Upon the completion of Pixelworks IPO in May 2000, all of the then outstanding convertible preferred shares were automatically converted into common shares as indicated below.

Series	Preferred Shares Outstanding	Converted
Series D convertible preferred stock	2,239,212	3,358,818
Series C redeemable convertible preferred stock	2,493,026	3,739,539
Series B redeemable convertible preferred stock	5,500,005	8,250,008
Series A redeemable convertible preferred stock	2,906,976	4,360,464

	13,139,219	19,708,829

Warrants

    In connection with the Series A redeemable convertible preferred stock offering, Pixelworks issued warrants, at a nominal value, for the purchase of up to an aggregate of 1,853,198 shares of Pixelworks' common stock at an exercise price of $0.674 per share. The warrants were exercised in 1999.

    The fair value of the warrants issued of $71 was determined by applying the Black-Scholes methodology using the issuance date for Series A redeemable convertible preferred stock as the measurement date. The per share weighted average fair market value was $0.06 on the date of grant, with the following weighted average assumptions: Risk-free interest rate of 6%, expected dividend yield of -0-%, a two-year term and an expected volatility of 100%.

Note Receivable for Common Stock

    During 1999, 305,937 of stock options were exchanged for 305,937 shares of common stock subject to vesting in exchange for a note receivable. The note receivable is due and payable the earlier of 1) August 31, 2008 or 2) upon termination of the borrower's employment and bears interest at 6% per year, payable annually. The note receivable is secured by the shares of common stock issued thereunder. As of December 31, 2000 and 1999, there were 173,116 and 284,691 shares of unvested common stock, respectively.

Stock Option Plan

    Pixelworks has a stock option plan under which a total of 6,340,116 stock options may be granted to key employees. Options granted under the plan must generally be exercised while the individual is an employee and within ten years of the date of grant. On the standard vesting schedule, each option shall become exercisable at a rate of 25% on the first anniversary date of the grant and on the last day of every month thereafter for a total of thirty-six additional increments unless otherwise specifically stated at the time of grant. On the alternative vesting schedule, options become exercisable monthly for a period of four years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year, and 40% becoming exercisable in the fourth year. Had Pixelworks accounted for its stock-based compensation plan in accordance with SFAS 123, Pixelworks' net loss would approximate the pro forma disclosure as follows:

	Years Ended December 31,
	2000	1999	1998
Net loss attributable to common shareholders:
As reported	$(12,663)	$(9,165)	$(1,613)
Pro forma	(12,309)	(10,082)	(1,663)
Basic and diluted net loss per share:
As reported	(0.50)	(1.53)	(0.61)
Pro forma	(0.48)	(1.69)	(0.63)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

    The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions for grants used in the calculation are as follows:

	2000	1999	1998
Risk-free interest rate	5.75%	5.54%	5.0%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	6 years
Volatility	110%	100%	100%

    Under the Black-Scholes option pricing model the weighted-average fair value of options granted during 2000, 1999, and 1998 was approximately $15.11, $2.18, $0.13, respectively.

    The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 1997	105,750	$.166
Granted	1,167,000.166
Canceled	(750)	.166

Options outstanding as of December 31, 1998	1,272,000.166
Granted below market	2,181,375	1.306
Exercised	(215,182)	.266
Canceled	(323,937)	.333

Options outstanding as of December 31, 1999	2,914,256.992
Granted at market	256,500	28.864
Granted below market	399,175	5.422
Exercised	(604,563)	.740
Canceled	(132,487)	5.405

Options outstanding as of December 31, 2000	2,832,881	$3.988

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding at December 31, 2000	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price
$0.170 - 0.170	599,817	7.70	$0.170	200,091	$0.170
0.230 - 0.970	740,310	8.36	0.673	181,105	0.549
1.490 - 1.850	524,517	8.75	1.618	130,339	1.616
2.430 - 4.000	549,500	8.99	2.910	29,719	2.430
4.560 - 20.563	215,637	9.33	9.180	3,138	9.764
20.750 - 39.000	203,100	9.75	30.872	1,760	29.286

$0.170 - 39.000	2,832,881	8.59	$3.988	546,152	$0.913

    As of December 31, 2000, 2,381,553 shares were available for grant.

    Pixelworks has recorded deferred stock compensation of $4,998 through December 31, 2000. This deferred stock compensation is based on the difference between the fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Pixelworks recognized compensation expense of $2,227 and $565 during the year ended December 31, 2000 and 1999, respectively, related to these grants. Amortization of the December 31, 2000 balance of deferred stock compensation for the years ending December 31, 2001, 2002 2003 and 2004 would approximate $1,214, $656, $262, and $74, respectively.

Employee Stock Purchase Plan

    The Company has an Employee Stock Purchase Plan ("ESPP"). Under the ESPP employees may purchase shares of the Company's common stock at 85% of the fair market value at specific, predetermined dates. A total of 1,500,000 shares of common stock has been reserved for issuance under the ESPP. During the year ended December 31, 2000 the Company issued 12,375 shares under the ESPP for proceeds of approximately $105,000.

4.  INCOME TAXES

    Components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 is comprised of current foreign taxes in the amount of $0, $3 and $14, respectively.

    The significant differences between the U.S. federal statutory tax rate and Pixelworks' effective tax rate for financial statement purposes are as follows:

	Years Ended December 31,
	2000	1999	1998
Computed "expected" income tax benefit	(34)%	(34)%	(34)%
Increase (decreases) resulting from:
State income taxes, net of federal tax benefit	(33)	(4)	(4)
Increase in valuation allowance	363	39	42
Research and experimentation credit	(81)	(4)	(3)
Difference between financial and tax reporting for stock option exercises	(224)	3	—
Other	9	—	—

Actual tax expense	—%	—%	1%

    The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$2,980	$1,920
Research and experimentation credit	731	273
Accrued vacation	144	54
Allowance for doubtful accounts	81	59
Depreciation and amortization	305	221
Other	545	201

Total gross deferred tax assets	4,786	2,728
Less valuation allowance	(4,786)	(2,728)

Net deferred tax assets	$—	$—

    The net change in the total valuation allowance for the years ended December 31, 2000, 1999 and 1998 was an increase of approximately $2,058, $1,914 and $660, respectively.

    A provision of the Tax Reform Act of 1986 requires the utilization of net operating losses and credits be limited when there is a change of more than 50% in ownership of Pixelworks. Such changes occurred with the sale of preferred stock in 1998. Accordingly, the utilization of the net operating loss and credit carryforwards generated from periods prior to April 28, 1998 is limited; the federal net operating loss carryforwards subject to the limitation are approximately $351.

    As of December 31, 2000, Pixelworks has net operating loss and research credit carryforwards of approximately $7,877 and $827, respectively, which will expire between 2012-2020.

5.  SEGMENT INFORMATION

    In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, Pixelworks has identified a single operating segment: the design and development of integrated circuits for electronic display devices.

Significant Customers

    Sales to one distributor represented 59% and 51% of total revenue for the years ended December 31, 2000 and 1998. Sales to two distributors represented 55% and 24%, separately, of total revenue for the year ended December 31, 1999. No other customer represented more than 10% of revenue.

Geographic Information

    Revenue by geographic region was as follows:

	Years Ended December 31,
	2000	1999	1998
Japan	$30,990	$7,136	$500
Taiwan	8,259	3,126	—
Korea	7,041	1,230	—
United States	2,352	923	478
Europe	3,490	333	—
Other	461	64	—

Total revenue	$52,593	$12,812	$978

6.  COMMITMENTS AND CONTINGENCIES

Royalties

    During 1999, Pixelworks agreed to pay certain suppliers a per unit royalty based on a certain number of chips sold. Royalties are paid monthly and expire through November 6, 2006. Royalties are charged to cost of goods sold in the statement of operations. Pixelworks has recorded $835 and $383 in royalty expense for the years ended December 31, 2000 and 1999, respectively.

401(k) Plan

    Effective January 1, 1999, Pixelworks implemented a profit-sharing plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by Pixelworks is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by Pixelworks. Pixelworks made no contributions to the 401(k) plan during 2000 and 1999.

Leases

    Pixelworks leases office space under various operating leases that expire at various dates through 2004. Future minimum payments under the leases are as follows:

Years Ending December 31:
2001	542
2002	569
2003	509
2004	212

Total	$1,832

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was $453, $243, and $80, respectively.

    During 1999, Pixelworks entered into a non-cancelable sublease agreement. The sublease was terminated by the leasee in 2000. Sublease income was $23 and $19 during the years ended December 31, 2000 and 1999, which was offset against rent expense.

Contingencies

    From time to time, Pixelworks may be a party to various lawsuits and claims incidental to its business. The Company is not currently subject to any lawsuit or claim which it believes will have a material adverse effect on its financial position, results of operations or liquidity.

Contract Manufacturers

    Pixelworks generally commits to purchase products from its contract manufacturers to be delivered within the most recent 90 days covered by forecasts with cancellation fees. As of December 31, 2000, Pixelworks had committed to make purchases totaling $19.7 million from the contract manufacturers in the next 90 days. In addition, in specific instances, Pixelworks may agree to assume liability for limited quantities of specialized components with lead times beyond this 90-day period.

7.  LICENSE PURCHASE

    In February of 2000, Pixelworks entered into a perpetual license agreement with InFocus Systems, Inc. ("InFocus") for the use of its proprietary automatic pixel clock phase and frequency correction technology specified in two patents held by InFocus in exchange for 156,863 shares of Series D preferred stock, valued at $12.75 per share, and $2.4 million in cash, payable in four equal quarterly installments beginning March 31, 2000. In addition, approximately $753,000 of the patent settlement expense recorded in connection with the issuance of Series D Preferred Stock to InFocus was based on the difference between the estimated fair value of the underlying common stock and the Series D conversion price of $8.50 per share. Pixelworks also received a release of any claims InFocus may have against Pixelworks relating to these patents.

8.  QUARTERLY FINANCIAL DATA (Unaudited)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Net revenue	$7,064	$12,123	$15,285	$18,121
Gross profit	2,569	4,712	6,344	7,626
Income (loss) from operations	(5,427)	(336)	135	641
Income (loss) before taxes	(5,160)	590	1,778	2,225
Net income (loss)	(5,160)	590	1,778	2,225
Net income (loss) per share, basic	(2.19)	0.03	0.05	0.06
Net income (loss) per share, diluted	(2.19)	0.02	0.05	0.06
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Net revenue	$616	$1,849	$4,289	$6,058
Gross profit	453	531	1,439	2,020
Loss from operations	(978)	(1,465)	(1,313)	(1,537)
Loss before taxes	(942)	(1,391)	(1,156)	(1,395)
Net loss	(945)	(1,391)	(1,156)	(1,395)
Net loss per share, basic and diluted	(0.27)	(0.49)	(0.35)	(0.19)

9.  SUBSEQUENT EVENTS (Unaudited)

    On January 30, 2001, the Company acquired all of the outstanding shares of Panstera, Inc. in exchange for approximately 4,500,000 shares of Pixelworks stock. The transaction will be accounted for by the purchase method of accounting, and accordingly, the results of operations of Panstera, Inc. will be included in the Company's financial statements beginning on the date of acquisition.

    On January 30, 2001, the Company invested $7.5 million in Jaldi Semiconductor Corporation ("Jaldi"), a privately held fabless semiconductor start-up developing application specific reconfigurable Digital Signal Processing ("DSP") technology, in exchange for a minority interest in Jaldi. The investment in Jaldi will be accounted for under the cost method.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company is included under "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report (the "2000" Proxy Statement) and is incorporated herein by reference.

    For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" under Part I of this report.

    Information with respect to Section 16(a) of the Securities Exchange Act is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation is included under "Executive Compensation" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions with management is included under "Certain Relationships and Related Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)1. Financial Statements:

    The following financial statements are included in Item 8:

    (a)2. Financial Statement Schedules:

    All schedules have been omitted since they are either not required or the information is otherwise included.

    (a)3. Exhibits:

Number Exhibit	Description
2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc. Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto**.
2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks Inc., Panther Acquisition, Inc. and Panstera, Inc.**
3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.*
3.2	First Restated Bylaws of Pixelworks, Inc.*
4.1	Reference is made to Exhibit 3.1 above.*
4.2	Third Amended Registration Rights Agreement dated February 22, 2000.*
10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors.* +
10.2	Pixelworks, Inc. 1997 Stock Incentive Plan.*
10.3	Loan and Security Agreement dated August 14, 1998 between Silicon Valley Bank and Pixelworks, Inc.*
10.4	Loan Modification Agreement (modification to Exhibit 10.3) dated April 9, 1999 between Silicon Valley Bank and Pixelworks, Inc.*
10.5	Negative Pledge Agreement dated August 14, 1998 between Silicon Valley Bank and Pixelworks, Inc.*
10.6	Pixelworks, Inc. 2000 Employee Stock Purchase Plan.*

10.7	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc.*
10.8	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc.*
10.9	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc.*
10.10	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc.*
10.11	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc.* +
10.12	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc.**
21	Subsidiaries of Pixelworks, Inc.
23	Consent of KPMG, LLP dated March 29, 2001.
24	Power of Attorney (included on Signature Page).

*
Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-31134), declared effective on May 19, 2000.

**
Incorporated by reference to the Company's report on Form 8-K filed on February 13, 2001.

+
Indicates a management contract or compensation arrangement

(b)
Reports on Form 8-K

    During the three month period ended December 31, 2000, a report on Form 8-K was filed on December 14, 2000.

SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.
	By:	/s/ ALLEN H. ALLEY Allen H. Alley Chairman of the Board, President and Chief Executive Officer
Dated: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN H. ALLEY Allen H. Alley	Chairman, President and Chief Executive Officer	March 30, 2001
/s/ JEFFREY B. BOUCHARD Jeffrey B. Bouchard	Vice President, Finance and Chief Financial Officer	March 30, 2001
/s/ OLIVER D. CURME Oliver D. Curme	Director	March 30, 2001
/s/ FRANK GILL Frank Gill	Director	March 30, 2001
/s/ MARK A. STEVENS Mark A. Stevens	Director	March 30, 2001
/s/ MICHAEL D. YONKER Michael D. Yonker	Director	March 30, 2001

Exhibit Index

Number Exhibit	Description
2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc. Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto**.
2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks, Inc., Panther Acquisition, Inc. and Panstera, Inc.**
3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.*
3.2	First Restated Bylaws of Pixelworks, Inc.*
4.1	Reference is made to Exhibit 3.1 above.*
4.2	Third Amended Registration Rights Agreement dated February 22, 2000.*
10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors.*+
10.2	Pixelworks, Inc. 1997 Stock Incentive Plan.*
10.3	Loan and Security Agreement dated August 14, 1998 between Silicon Valley Bank and Pixelworks, Inc.*
10.4	Loan Modification Agreement (modification to Exhibit 10.3) dated April 9, 1999 between Silicon Valley Bank and Pixelworks, Inc.*
10.5	Negative Pledge Agreement dated August 14, 1998 between Silicon Valley Bank and Pixelworks, Inc.*
10.6	Pixelworks, Inc. 2000 Employee Stock Purchase Plan.*
10.7	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc.*
10.8	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc.*
10.9	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc.*
10.10	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc.*
10.11	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc.*+
10.12	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc.**
21	Subsidiaries of Pixelworks, Inc.
23	Consent of KPMG, LLP dated March 29, 2001.
24	Power of Attorney (included on Signature Page).

*
Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-31134), declared effective on May 19, 2000.

**
Incorporated by reference to the Company's report on Form 8-K filed on February 13, 2001.

+
Indicates a management contract or compensation arrangement

QuickLinks

TABLE OF CONTENTS
PART I
PART II
RISK FACTORS
RISKS RELATED TO OUR OPERATIONS
RISKS RELATED TO OUR INDUSTRY
OTHER RISKS
PIXELWORKS, INC. BALANCE SHEETS (in thousands, except share data)
PIXELWORKS, INC. STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
PIXELWORKS, INC. STATEMENTS OF CASH FLOWS (in thousands)
PIXELWORKS, INC. NOTES TO FINANCIAL STATEMENTS (in thousands, except share and per share data)
PART III
PART IV
SIGNATURES