Form 10-Q
period 2001-03-31
PIXELWORKS INC
filed 2001-05-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7700 SW Mohawk
Tualatin, Oregon 97062
(503) 612-6700
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes  ☒        No  ☐

Number of shares of Common Stock outstanding as of April 30, 2001:    40,952,108

PIXELWORKS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.
CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2001	December 31, 2000
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$58,007	$49,681
Short-term marketable securities	26,757	54,051
Accounts receivable, net	4,903	6,608
Inventories, net	5,347	3,280
Prepaid expenses and other current assets	721	592
Total current assets	95,735	114,212

Property and equipment, net	3,874	3,660
Long-term marketable securities	8,672	-
Goodwill and assembled workforce, net	83,069	-
Other assets, net	10,945	2,422
Total assets	$202,295	$120,294

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,570	$10,724
Accrued liabilities	2,813	3,117
Total current liabilities	9,383	13,841

Shareholders' equity:
Common stock	258,437	126,260
Deferred stock compensation	(13,852)	(2,206)
Note receivable for common stock	(159)	(172)
Accumulated deficit	(51,514)	(17,429)
Total shareholders' equity	192,912	106,453
Total liabilities and shareholders' equity	$202,295	$120,294

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000

Revenue	$21,344	$7,064
Cost of revenue(1)	12,073	4,495
Gross profit	9,271	2,569

Operating expenses:
Research and development(2)	4,224	1,690
Selling, general and administrative(3)	3,495	1,784
Amortization of goodwill and assembled workforce	2,906	-
Patent settlement expense	-	4,078
In-process research and development expense	32,400	-
Amortization of deferred stock compensation	1,794	444
Total operating expenses	44,819	7,996
Loss from operations	(35,548)	(5,427)
Interest income	1,462	295
Interest expense	-	(38)
Other expense, net	-	10
Interest and other income, net	1,462	267
Loss before income taxes	(34,086)	(5,160)
Income tax provision	-	-
Net loss	(34,086)	(5,160)

Preferred stock beneficial conversion feature	-	9,995
Accretion of preferred stock redemption preference	-	2,100
Net loss attributable to common shareholders	$(34,086)	$(17,255)
Basic and diluted net loss per share	$(0.87)	$(2.19)
Weighted average shares - basic and diluted	39,324,324	7,887,063
Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$10	$5
(2) Research and development	1,308	179
(3) Selling, general and administrative	476	260

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(34,086)	$(5,160)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization	936	506
Amortization of goodwill and assembled workforce	2,906	-
Amortization of deferred stock compensation	1,794	444
In-process research and development expense	32,400	-
Patent settlement expense	-	4,078
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	1,705	269
Inventories	(2,067)	(1,237)
Prepaid expenses and other current assets	28	(322)
Accounts payable	(4,495)	611
Accrued liabilities	(303)	741
Net cash used in operating activities	(1,182)	(70)
Cash flows from investing activities:
Purchases of property and equipment	(786)	(666)
Other assets	(1,429)	(866)
Investment in non-marketable securities	(7,500)	-
Purchase of marketable securities	(27,415)	-
Maturities of marketable securities	46,037	-
Net cash provided by (used in) investing activities	8,907	(1,532)
Cash flows from financing activities:
Net increase (decrease) in lines of credit	-	(669)
Payments on long-term debt	-	(1,083)
Proceeds from issuances of preferred stock	-	26,528
Proceeds from issuances of common stock	601	37
Cash provided by financing activities	601	24,813
Increase in cash and cash equivalents	8,326	23,211
Cash and cash equivalents at beginning of period	49,681	12,199
Cash and cash equivalents at end of period	$58,007	$35,410
Supplemental disclosure of cash flow information:
Interest paid	$-	$38
Taxes paid	$1	$-
Issuance of stock and stock options for acquisition of business	$131,590	$-

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1:                           Basis of Presentation

             The financial information included herein for the three months ended March 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2001.

             These financial statements have been prepared by Pixelworks, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

             This report on Form 10-Q for the quarter ended March 31, 2001, should be read in conjunction with the Company’s Annual Report on Form 10-K filed on April 2, 2001 (the “Form 10-K”).  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 2000.

Segments - Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Substantially all of the assets of the Company are located in the United States.  Revenue by geographic region was as follows:

	Three Months Ended March 31,
	2001	2000
Japan	$10,419	$4,539
Taiwan	3,020	933
Korea	4,374	896
Europe	1,775	271
United States	1,663	369
Other	93	56
Total revenue	$21,344	$7,064

Note 2:                           Earnings per share

             Basic earnings per share (“EPS”) is computed on the basis of weighted average number of common shares outstanding.  Diluted EPS is computed on the basis of weighted average common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method, shares of convertible preferred stock on an as converted basis, and shares of restricted stock, if the potential common shares were not anti-dilutive.

             The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2001	2000
Incremental shares of common stock related to stock options	2,105,958	2,556,996
Shares of restricted stock subject to repurchase	157,490	1,914,674
Shares of convertible preferred stock on an as converted basis	-	17,789,504
Total	2,263,448	22,261,174

Note 3:                           Inventories

             Inventories are stated at the lower of cost (on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	March 31, 2001	December 31, 2000
Finished goods	$4,731	$2,763
Work-in-process	616	517
	$5,347	$3,280

Note 4:                           Acquisitions

             On January 30, 2001, the Company acquired all of the outstanding shares of Panstera, Inc. in exchange for approximately 4,500,000 shares of Pixelworks stock valued as follows:

	Shares	Fair Value
Shares	3,722,953	$108,974
Stock options	777,047	22,616
	4,500,000	131,590
Acquisition costs		335
		$131,925

             The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Panstera, Inc. are included in the Company's financial statements beginning on the date of acquisition.

             The allocation of purchase price was as follows:

Net tangible assets	$110
Intangible assets:
Aquired in-process research and development	32,400
Deferred compensation on unvested stock awards assumed	13,440
Assembled workforce	1,800
Goodwill	84,175
Total purchase price	$131,925

             Based on the results of this valuation the Company recorded a charge of $32.4 million for the write-off of in-process research and development.  The following table reflects the unaudited combined results of Pixelworks, Inc. and Panstera, Inc. as if the merger had taken place at the beginning of the three months ended March 31, 2001 and 2000, respectively.  The proforma information includes adjustments for non-cash charges for amortization of goodwill and assembled workforce, over 60 months and 36 months, respectively. Both periods exclude a charge of $32.4 million for in-process research and development expense. The proforma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended March 31,
	2001	2000
Net revenue	$21,344	$7,064
Net loss	(4,200)	(24,347)
Net loss per share:
Basic and diluted	$(0.10)	$(2.10)
Weighted average shares outstanding:
Basic and diluted	40,565,306	11,610,008

             On January 30, 2001, the Company invested $7.5 million in exchange for a minority equity interest in Jaldi Semiconductor Corporation. Pixelworks has the option to purchase the remaining interest in the company for 1.85 million shares of Pixelworks common stock.

Note 5:                           Future Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 did not have any impact on our financial condition or results of operations for the three months ended March 31, 2001.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             This discussion and analysis is designed to be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K filed on April 2, 2001 (the “Form 10-K”).

Overview

             We design, develop and market complete system-on-a-chip integrated circuits (“ICs”) and software that enable the visual display of broadband content. Our technology translates and optimizes video, computer graphics, and visual Web information for display on a wide variety of electronic devices. We have announced products in production with Compaq, Dell, InFocus Corporation, NEC-Mitsubishi, Samsung, Sony and ViewSonic, and have more than 75 customers.

             On May 19, 2000 we sold 5,750,000 shares of Common Stock at $10.00 per share in an Initial Public Offering (“IPO”). In June 2000, we sold a further 862,500 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering. The net proceeds, amounting to approximately $60.5 million are currently invested in various marketable securities and may be used for general corporate purposes.

             On January 30, 2001 we invested $7.5 million in Jaldi Semiconductor Corporation (“Jaldi”), a privately held fabless semiconductor start-up developing application specific reconfigurable Digital Signal Processing (“DSP”) technology, in exchange for a minority interest in Jaldi.  We have an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks Common Stock, and intend to do so upon Jaldi’s successful completion of specific development milestones.

             Also on January 30, 2001 we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. (“Panstera”), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock.  Panstera is developing a broad line of mixed signal ICs that provide an end-to-end family of products for mass-market, XGA-resolution LCD monitors. The acquisition was recorded as a purchase transaction and we recorded a one-time charge for purchased in-process research and development expenses in the first quarter of 2001.  We also incurred other acquisition-related expenses that we expect to be large and ongoing expenses.  These expenses include the amortization of deferred stock compensation, amortization of assembled workforce, and amortization of goodwill.

             We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in Japan, Taiwan and China. Manufacturers representatives support European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Japan, Taiwan and Korea.

             We recognize revenue from product sales upon shipment. Pixelworks complies with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Reserves for sales returns and allowances are recorded at the time of shipment.

             Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 45.7% and 62.4% for the three months ended March 31, 2001 and 2000, respectively.

             Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 92.2% and 94.7% of total revenue for the three months ended March 31, 2001 and 2000, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue. Revenue increased $14.2 million from $7.1 million for the three months ended March 31, 2000 to $21.3 million for the three months ended March 31, 2001. The increase in revenue resulted primarily from increased shipments of PW164, PW264 and PW364 ImageProcessor ICs, which accounted for 94.3% of the total revenue for the three months ended March 31, 2001.  Sales of the PW164, PW264 and PW364 ImageProcessors ICs increased $11.5 million, $1.1 million and $1.0 million, respectively, from the three months ended March 31, 2000 to the three months ended March 31, 2001.

Gross profit. Gross profit margin was 43.4% for the period ended March 31, 2001 compared to 36.4% for the period ended March 31, 2000.  The improvement in gross profit margin resulted primarily from higher gross profit margins on the PW264 and PW364 ImageProcessor IC s as a result of lower product costs on those products and volume shipment of the PW164 ImageProcessor IC, which has higher gross profit margins than the PW364 and PW264 ImageProcessor ICs.

Research and development. Research and development expense was $4.2 million or 19.8% of total revenue for the three months ended March 31, 2001 compared to $1.7 million, or 23.9% of revenue for the three months ended March 31, 2000. The increase of $2.5 million resulted primarily from a $1.1 million increase in expenses related to engineering consulting services and development services for products in development, a $1.0 million increase in compensation expenses related to an increase in personnel of 30 employees, primarily as a result of the Panstera merger, and a $308,000 increase in depreciation and amortization.

Selling, general and administrative. Selling, general and administrative expense was $3.5 million, or 16.4% of total revenue for the three months ended March 31, 2001 as compared to $1.8 million, or 25.3% of total revenue for the three months ended March 31, 2000. Most of the $1.7 million increase resulted from a $633,000 increase in compensation expenses related to an increase in personnel of 18 employees and $258,000 increase in sales commissions due to higher revenue. The balance of the increase consisted primarily of a $109,000 increase in insurance, $126,000 increase in rent due to increase building space, an increase of $134,000 in accounting and legal fees and $109,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

Amortization of deferred stock compensation. Stock compensation expense was $1.8 million for the three months ended March 31, 2001, an increase of $1.4 million from $444,000 for the three months ended March 31, 2000. The increase in stock compensation expense is the result of the assumption of Panstera unvested stock option grants to employees.  As a result of the acquisition of Panstera, the Company recorded $13.4 million in deferred stock compensation, which is being amortized on an accelerated method over the vesting period of the assumed stock options.   Amortization of the March 31, 2001 balance of $13.9 million in deferred stock compensation is estimated to be $7.6 million for the remainder of 2001 and $4.2 million, $1.7 million, and $400,000 for the years ending December 31, 2002, 2003, and 2004, respectively.

Interest and other income and expense, net. Interest and other income and expense, net consists of interest income and other non-operating income and expense.  Interest and other income and expense, net increased $1.2 million from $267,000 for the three months ended March 31, 2000 to $1.5 million for the three months ended March 31, 2001.  This increase was related to a $1.2 million increase in interest income from higher average cash balances as a result of proceeds from the issuance of preferred stock in February 2000 and the initial public offering in May 2000.

Provision for income taxes.  The Company recorded no provision for income tax expense during the three months ended March 31, 2001 because the Company does not expect to have an income tax expense for the year ending December 31, 2001.  As a result of the merger with Panstera the Company added $1.6 million in deferred tax assets, related to Panstera’s NOL carry-forward, which will be offset against goodwill when utilized.  The combined deferred tax assets of the Company will remain fully reserved for until the Company expects that it is more likely than not that the assets will be realized.

Liquidity and Capital Resources

             As of March 31, 2001, the Company had cash and cash equivalents of $58.0 million and working capital of $86.4 million as compared to cash and cash equivalents of $49.7 million and working capital of $100.4 million as of December 31, 2000.  Principal sources of cash during the three months ended March 31, 2001 were proceeds from the maturities of marketable securities, net of purchases of marketable securities, of $18.6 million and proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $601,000. Principal uses of cash during the three months ended March 31, 2001 were the investment in Jaldi of $7.5 million, property and equipment expenditures and purchases of other assets of $2.2 million, and $1.2 million of cash used in operations.

             As of March 31, 2001, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 31,000 square feet in two facilities located in Tualatin, Oregon, expiring in 2002 and 2004.  In connection with the acquisition of Panstera, the Company has assumed the leases of two facilities in San Jose, CA for approximately 8,958 square feet.  The total annual estimated costs for these commitments are $848,000, $786,000, $745,000 and $232,000 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.  Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

             Upon Jaldi’s successful completion specific development milestones, the Company has an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks stock or incur a breakup fee.

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

Business Outlook

             The following statements are based on current expectations.  These statements are forward-looking, subject to risks and uncertainties, and actual results may differ materially.  These statements do not include the potential impact of any investments outside the ordinary course of business, or mergers or acquisitions that may be completed after March 31, 2001.

             Given the high level of economic uncertainty, estimating revenue for future periods beyond the second quarter of 2001 has become very difficult.  Based on current backlog, the company estimates revenue of approximately $22.5 million in the second quarter of 2001.  Assuming no material change to currently projected rates of growth in the flat panel monitor, multimedia projector, and advanced television markets, the company is projecting sequential quarterly revenue growth of 11 to 13 percent in the third and fourth quarters of 2001.  For the year 2001, the company is maintaining its outlook for revenue in the upper $90 millions range.  Estimated growth for 2001 is highly dependent on a number of factors including, but not limited to, general economic conditions, timely new product introductions, the company’s ability to secure additional design wins with customers, actual growth rates in the flat panel monitor, multimedia projector, and advanced television markets, and increased supply of products from the company’s third party foundries.

             The company expects gross profit margins of approximately 44 percent in the second quarter of 2001 and gross profit margins in the second half of 2001 of approximately 45 to 46 percent.  Gross profit margins may be higher or lower than expected depending on many factors including, but not limited to, competitive pricing actions, changes in estimated product costs, and changes in estimated product mix.

             The company expects combined operating expenses for R&D and SG&A, excluding in-process R&D expenses, to increase to approximately $8.2 million in the second quarter of 2001, up from $7.7 million in the first quarter of 2001.  Combined R&D and SG&A expenses in 2001, excluding in-process R&D expenses, are expected to be approximately $35 million, up 75 percent from $19.9 million in 2000.

             The company expects non-cash charges related to the amortization of deferred stock compensation to be approximately $2.5 million per quarter for the remainder of 2001, including approximately $2.2 million per quarter related to the January 2001 acquisition of Panstera.  The company expects non-cash charges from the acquisition of Panstera for amortization of goodwill and assembled workforce to be approximately $4.4 million per quarter for the remainder of 2001.

             The company expects interest income of approximately $1.25 million per quarter in the second through fourth quarters of 2001.  This estimate is dependent on no material change to average cash balances and interest rates from those at March 31, 2001.

             The company does not expect a tax provision will be necessary in 2001 as a result of higher net operating loss carryforwards and an increase in estimated tax deductions and credits expected to result from 2001 activities.

Forward-looking Statements

             The statements in the business outlook above and the statements elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the company’s business. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Actual results could vary materially from the description contained herein due to many factors including those described above and the following: business and economic conditions, changes in growth in the flat panel monitor, multimedia projector, and advanced television industries, changes in customer ordering patterns, competitive factors, such as rival chip architectures, pricing pressures, insufficient, excess or obsolete inventory and variations in inventory valuation, continued success in technological advances, shortages of manufacturing capacity from our third-party foundries, litigation involving antitrust and intellectual property, the non-acceptance of the combined technologies by leading manufacturers, and other risk factors listed from time to time in the company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Business – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

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

PART II - OTHER INFORMATION

Item 2:              Changes in Securities

             On January 30, 2001, in connection with the Company’s merger with Panstera, Inc., the Company issued 4,499,987 shares of Common Stock to the shareholders of Panstera in exchange for all of the outstanding capital stock of Panstera, and all of the options to purchase Panstera common stock outstanding prior to the acquisition.  This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Regulation D under the Securities Act.

Item 6:              Exhibits and Reports on Form 8-K

             (a)         Exhibits

                           None

             (b)         Reports on Form 8-K

                           During the three month period ended March 31, 2001, a report on Form 8-K was filed on February 13, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: May 15, 2001	/s/ JEFFREY B. BOUCHARD
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)