Form 10-Q
period 2001-06-30
PIXELWORKS INC
filed 2001-08-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Yes  ☒              No  ☐

Number of shares of Common Stock outstanding as of July 31, 2001:             41,227,958

PIXELWORKS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.
CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2001	2000

ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$57,224	$49,681
Short-term marketable securities	29,768	54,051
Accounts receivable, net	5,199	6,608
Inventories, net	5,780	3,280
Prepaid expenses and other current assets	2,521	592

Total current assets	100,492	114,212

Property and equipment, net	4,242	3,660

Long-term marketable securities	8,574	-
Goodwill and assembled workforce, net	78,711	-
Other assets, net	10,909	2,422

Total assets	$202,928	$120,294

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,060	$10,724
Accrued liabilities	3,484	3,117

Total current liabilities	10,544	13,841

Shareholders' equity:
Common stock	258,817	126,260
Deferred stock compensation	(11,312)	(2,206)
Note receivable for common stock	(159)	(172)
Accumulated deficit	(54,962)	(17,429)

Total shareholders' equity	192,384	106,453

Total liabilities and shareholders' equity	$202,928	$120,294

The accompanying notes are an integral part of these condensed financial statements. PIXELWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$22,732	$12,123	$44,075	$19,187

Cost of revenue(1)	11,988	7,411	24,060	11,906

Gross profit	10,744	4,712	20,015	7,281

Operating expenses:
Research and development(2)	4,310	2,344	8,534	4,034
Selling, general and administrative(3)	4,112	2,122	7,607	3,906
Amortization of goodwill and assembled workforce	4,359	-	7,265	-
Patent settlement expense	-	-	-	4,078
In-process research and development expense	-	-	32,400	-
Amortization of deferred stock compensation	2,539	582	4,333	1,026

Total operating expenses	15,320	5,048	60,139	13,044

Loss from operations	(4,576)	(336)	(40,124)	(5,763)

Interest income	1,128	926	2,590	1,221
Interest expense	-	-	-	(38)
Other expense, net	-	-	-	10

Interest and other income, net	1,128	926	2,590	1,193

Income (loss) before income taxes	(3,448)	590	(37,534)	(4,570)

Income tax provision	-	-	-	-

Net income (loss)	(3,448)	590	(37,534)	(4,570)

Preferred stock beneficial conversion feature	-	-	-	9,995
Accretion of preferred stock redemption preference	-	-	-	2,100

Net income (loss) attributable to common shareholders	$(3,448)	$590	$(37,534)	$(16,665)

Basic net income (loss) per share	$(0.08)	$0.03	$(0.94)	$(1.14)

Diluted net income (loss) per share	$(0.08)	$0.02	$(0.94)	$(1.14)

Weighted average shares - basic	40,956,346	21,259,225	40,108,316	14,573,270

Weighted average shares - diluted	40,956,346	35,768,527	40,108,316	14,573,270

Amount excludes amortization of deferred stockcompensation of:

(1) Cost of revenue	$10	$20	$20	$24
(2) Research and development	1,909	213	3,218	392
(3) Selling, general and administrative	620	349	1,095	610

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(37,534)	$(4,570)
Adjustments to reconcile net loss to net cash provided by operating activites:
Depreciation and amortization	2,065	1,071
Provision for doubtful accounts	-	57
Amortization of goodwill and assembled workforce	7,265	-
Amortization of deferred stock compensation	4,333	1,026
Patent settlement expense	-	4,078
In-process research and development expense	32,400	-
Changes in operating assets and liabilities:
Accounts receivable	1,408	(385)
Inventories	(2,500)	(555)
Prepaid expenses and other current assets	(1,415)	(494)
Accounts payable	(4,005)	2,151
Accrued liabilities	367	682

Net cash provided by operating activities	2,384	3,061

Cash flows from investing activities:
Purchases of property and equipment	(2,209)	(1,679)
Other assets	(1,821)	(995)
Investment in Jaldi	(7,500)	-
Purchases of marketable securities	(40,653)	(5,906)
Maturities of marketable securities	56,361	-

Net cash provided by (used in) investing activities	4,178	(8,580)

Cash flows from financing activities:
Net decrease in lines of credit	-	(669)
Payments on long-term debt	-	(1,083)
Proceeds from issuances of preferred stock	-	26,528
Proceeds from initial public offerring, net of costs	-	60,528
Issuances of common stock	981	51

Net cash provided by financing activities	981	85,355

Increase in cash and cash equivalents	7,543	79,836
Cash and cash equivalents at beginning of period	49,681	12,199

Cash and cash equivalents at end of period	$57,224	$92,035

Supplemental disclosure of cash flow information:
Cash paid during the respective periods for:

Interest	$-	$-
Taxes	$66	$-

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1:              Basis of Presentation

             The financial information included herein for the three and six months ended June 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2001.

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

             This report on Form 10-Q for the quarter ended June 30, 2001, should be read in conjunction with the Company’s Annual Report on Form 10-K filed on April 2, 2001.  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 2000.

Segments – Statement of Financial Accounting Standards No. (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Substantially all of the assets of the Company are located in the United States.  Revenue by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Japan	$12,303	$6,518	$22,720	$11,057
Taiwan	2,792	2,563	5,813	3,496
Korea	3,268	1,900	7,644	2,796
Europe	2,076	773	3,850	1,044
United States	2,102	183	3,765	552
Other	191	186	283	242

Total revenue	$22,732	$12,123	$44,075	$19,187

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

             The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Incremental shares of common stock related to stock options	2,457,198	-	2,137,849	2,665,694
Shares of restricted stock subject to repurchase	134,051	-	145,771	1,296,847
Shares of convertible preferred stock on an as converted basis	-	-	-	11,236,058

Total	2,591,249	-	2,283,620	15,198,599

Note 3:              Inventories

             Inventories are stated at the lower of cost (on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	June 30, 2001	December 31, 2000

Finished goods	$5,709	$2,763
Work-in-process	71	517

	$5,780	$3,280

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

             Based on the results of this valuation the Company recorded a charge of $32.4 million for the write-off of in-process research and development.  The following table reflects the unaudited combined results of Pixelworks, Inc. and Panstera, Inc. as if the merger had taken place at the beginning of the three months and six months ended June 30, 2001 and 2000, respectively.  The proforma information includes adjustments for non-cash charges for amortization of goodwill and assembled workforce, over 60 months and 36 months, respectively. Both periods exclude a charge of $32.4 million for in-process research and development expense. The proforma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net revenue	$22,732	$12,123	$44,075	$19,187
Net loss	(3,448)	(6,575)	(7,648)	(18,827)
Net loss attributable to common shareholders	(3,448)	(6,575)	(7,648)	(30,922)
Net loss per share:
Basic and diluted	$(0.08)	$(0.26)	$(0.19)	$(1.69)
Weighted average shares outstanding:
Basic and diluted	40,956,346	24,982,170	40,725,379	18,296,472

             On January 30, 2001, the Company invested $7.5 million in exchange for a minority equity interest in Jaldi Semiconductor Corporation. Pixelworks has the option to purchase the remaining interest in the company for 1.85 million shares of Pixelworks common stock.

Note 5:              Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 did not have any impact on our financial condition or results of operations for the three months ended June 30, 2001.

             In July 2001, FASB issued SFAS Nos. 141 and 142 (“FAS 141 and 142”), Business Combinations and Goodwill and Other Intangible Assets.  FAS 141 replaces APB 16 and eliminates pooling-of interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  FAS 141 and 142 are effective for all business combinations initiated after June 30, 2001.

             Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001.  The Company will adopt FAS 142 on January 1, 2002.  In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment.  The Company has not yet determined the impact these standards will have on its results of operations and financial position when implemented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

             This discussion and analysis is designed to be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K filed on April 2, 2001 (the “Form 10-K”).

Overview

             We design, develop and market complete system-on-a-chip integrated circuits (“ICs”) and software that enable the visual display of broadband content. Our technology translates and optimizes video, computer graphics, and visual Web information for display on a wide variety of electronic devices including LCD monitors, projectors, and televisions. We have announced products with Compaq, Dell, InFocus Corporation, NEC-Mitsubishi, Samsung, Sanyo, Sony and ViewSonic, and have more than 75 customers.

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

             Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 44.1% and 54.8% of total revenue for the six months ended June 30, 2001 and 2000, respectively.

             Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 91.5% and 97.1% of total revenue for the six months ended June 30, 2001 and 2000, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue. Revenue increased $10.6 million from $12.1 million for the three months ended June 30, 2000 to $22.7 million for the three months ended June 30, 2001, an increase of 87.6%. The increase in revenue resulted from increased shipments of PW111, PW112, PW164, PW165, and PW365 ImageProcessor ICs that was partially offset by decreased shipments of PW264 and PW364 ImageProcessor ICs.  We shipped ImageProcessors ICs into three primary categories of products, namely LCD monitors, multimedia projectors, and advanced televisions.  Revenue from LCD monitor manufacturers and multimedia projector manufacturers represented approximately 95% of revenue for the three months ended June 30, 2001.  We had one customer, Epson, that represented approximately 13% of revenue for the three months ended June 30, 2001.  No other customer represented 10% or more of revenue for the three months ended June 30, 2001.

Gross profit. Gross profit margin was 47.3% for the three months ended June 30, 2001 compared to 38.9% for the three months ended June 30, 2000.  The improvement in gross profit margin resulted primarily from the introduction of new products with higher average gross profit margins, and fixed costs being spread over higher revenue.

Research and development. Research and development expenses were $4.3 million or 19.0% of revenue for the three months ended June 30, 2001 compared to $2.3 million, or 19.3% of revenue for the three months ended June 30, 2000. The increase of $2.0 million resulted primarily from a $1.1 million increase in compensation expenses related to an increase in personnel of 28 employees, primarily as a result of the Panstera acquisition, a $423,000 increase in depreciation and amortization, and a $313,000 increase in expenses related to engineering consulting services and development services for products in development.

Selling, general and administrative. Selling, general and administrative expenses were $4.1 million, or 18.1% of revenue for the three months ended June 30, 2001 compared to $2.1 million, or 17.5% of revenue for the three months ended June 30, 2000. The most significant increase in spending resulted from an increase in personnel of 27 people that resulted in $699,000 in additional compensation expense.  Additionally, travel spending increased $198,000 due to a larger number of customer visits, rent expense increased $143,000 due to additional building space being rented to support higher headcount, depreciation and amortization expense increased $117,000 due to additional purchases of long-term assets, outside services increased $144,000 primarily for legal and accounting services, and investor relations expenses increased $84,000 for increased investor relations activities.

Amortization of goodwill and assembled workforce.  Expenses for the amortization of goodwill and assembled workforce were $4.4 million for the three months ended June 30, 2001.  At the time of the acquisition of Panstera in January 2001, the Company recorded assets of $83.6 million in goodwill, which is being amortized over sixty months, and $1.8 million in assembled workforce, which is being amortized over thirty months.

Amortization of deferred stock compensation. Stock compensation expense was $2.5 million for the three months ended June 30, 2001, an increase of $2.0 million from $582,000 for the three months ended June 30, 2000. The increase in stock compensation expense resulted from the assumption of Panstera unvested stock option grants to employees.  As a result of the acquisition of Panstera, the Company recorded $13.4 million in deferred stock compensation, which is being amortized on an accelerated method over the vesting period of the assumed stock options.   Amortization of the June 30, 2001 balance of $11.3 million in deferred stock compensation is estimated to be $5.0 million for the remainder of 2001 and $4.2 million, $1.7 million, and $400,000 for the years ending December 31, 2002, 2003, and 2004, respectively.

Interest and other income and expense, net. Interest and other income and expense, net consists of interest income.  Interest income increased $202,000 from $926,000 for the three months ended June 30, 2000 to $1.1 million for the three months ended June 30, 2001.  This increase was a result of higher average cash balances as a result of proceeds from the initial public offering in May 2000, which was partially offset by lower yields on invested cash.

Provision for income taxes.  The Company recorded no provision for income tax expense during the three months ended June 30, 2001 because the Company does not expect to have an income tax expense for the year ending December 31, 2001.  As a result of the acquisition of Panstera the Company added $1.6 million in deferred tax assets, related to Panstera’s NOL carry-forward, which will be offset against goodwill when utilized.  The combined deferred tax assets of the Company will have a full valuation allowance established until the Company expects that it is more likely than not that the assets will be realized.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue. Revenue increased $24.9 million from $19.2 million for the six months ended June 30, 2000 to $44.1 million for the six months ended June 30, 2001, an increase of 129.7%. The increase in revenue resulted from increased shipments of PW111, PW112, PW164, PW165, PW171, and PW365 ImageProcessor ICs.  All of these products, with the exception of the PW164, were products that were newly introduced and not shipping in the period ended June 30, 2000.  Revenue from PW364 and PW264 ImageProcessor ICs were approximately the same in both periods.

Gross profit. Gross profit margin was 45.4% for the six months ended June 30, 2001 compared to 37.9% for the six months ended June 30, 2000.  The improvement in gross profit margin resulted primarily from the shipment of newly introduced products with higher gross profit margins, and fixed costs being spread over higher revenue.  Additionally, a portion of the increase in gross profit margins was attributable to a more favorable mix of mature products with higher than average gross profit margins.

Research and development. Research and development expenses were $8.5 million or 19.4% of revenue for the six months ended June 30, 2001 compared to $4.0 million, or 21.0% of revenue for the six months ended June 30, 2000. The increase of $4.5 million resulted primarily from a $2.0 million increase in compensation expenses related to an increase in personnel of 28 employees, primarily as a result of the Panstera acquisition, a $732,000 increase in depreciation and amortization due to purchases of long-term assets, and a $1.5 million increase in expenses related to engineering consulting and development services for products in development.

Selling, general and administrative. Selling, general and administrative expenses were $7.6 million, or 17.3% of revenue for the six months ended June 30, 2001 compared to $3.9 million, or 20.4% of revenue for the six months ended June 30, 2000. Most of the $3.7 million increase resulted from a $1.3 million increase in compensation expenses related to an increase in personnel of 27 employees. The balance of the increase consisted of an increase of $342,000 in sales commissions, $269,000 increase in rent due to increased building space to support additional headcount, a $218,000 increase in insurance, a $205,000 increase in accounting and legal expenses, a $215,000 increase in depreciation and amortization, and $307,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

 Amortization of goodwill and assembled workforce.  Expenses for the amortization of goodwill and assembled workforce were $7.3 million for the six months ended June 30, 2001.  At the time of the acquisition of Panstera in January 2001, the company recorded assets of $83.6 million in goodwill, which is being amortized over sixty months, and $1.8 million in assembled workforce, which is being amortized over thirty months.  The company began amortizing these assets in February 2001.

Amortization of deferred stock compensation. Stock compensation expense was $4.3 million for the six months ended June 30, 2001, an increase of $3.3 million from $1.0 million for the six months ended June 30, 2000. The increase in stock compensation expense is the result of the assumption of Panstera unvested stock option grants to employees.  As a result of the acquisition of Panstera, the Company recorded $13.4 million in deferred stock compensation, which is being amortized on an accelerated method over the vesting period of the assumed stock options.

Interest and other income and expense, net. Interest and other income and expense, net consists of interest income, interest expense and other income.  Interest and other income and expense, net increased $1.4 million from $1.2 million for the six months ended June 30, 2000 to $2.6 million for the six months ended June 30, 2001.  This increase was primarily related to an increase in interest income of $1.4 million that resulted from higher average cash balances as a result of proceeds from the initial public offering in May 2000.

Provision for income taxes.  The Company recorded no provision for income tax expense during the six months ended June 30, 2001 because the Company does not expect to have an income tax expense for the year ending December 31, 2001.

Liquidity and Capital Resources

             As of June 30, 2001, the Company had cash and cash equivalents of $57.2 million and working capital of $89.9 million as compared to cash and cash equivalents of $49.7 million and working capital of $100.4 million as of December 31, 2000.  Principal sources of cash during the six months ended June 30, 2001 were proceeds from the maturities of marketable securities, net of purchases of marketable securities, of $15.7 million, cash generated by operating activities of $2.4 million and proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $1.0 million. Principal uses of cash during the six months ended June 30, 2001 were the investment in Jaldi Semiconductor of $7.5 million and property and equipment expenditures and purchases of other assets of $4.0 million.

             As of June 30, 2001, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 31,000 square feet in two facilities located in Tualatin, Oregon, expiring in 2002 and 2004.  In connection with the acquisition of Panstera, the Company has assumed the leases of two facilities in San Jose, CA for approximately 8,958 square feet.  The total annual estimated costs for these commitments are $848,000, $786,000, $745,000 and $232,000 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.  Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

             Upon Jaldi’s successful completion of specific development milestones, the Company has an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks stock, and will incur a breakup fee if the option is not exercised.

             The Company believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to fund its operations for the next twelve months.  From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business.  Any such transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 did not have any impact on our financial condition or results of operations for the three months ended June 30, 2001.

             In July 2001, FASB issued SFAS Nos. 141 and 142 (“FAS 141 and 142”), Business Combinations and Goodwill and Other Intangible Assets.  FAS 141 replaces APB 16 and eliminates pooling-of interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  FAS 141 and 142 are effective for all business combinations initiated after June 30, 2001.

             Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill.  Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001.  The Company will adopt FAS 142 on January 1, 2002.  In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment.  The Company has determined that the impact of these standards will not have a material impact on its results of operations and financial position when implemented.

Forward-looking Statements

             The statements in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the company’s business. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Actual results could vary materially from the description contained herein due to many factors including those described above and the following: business and economic conditions, changes in growth in the flat panel monitor, multimedia projector, and advanced television industries, changes in customer ordering patterns, competitive factors, such as rival chip architectures, pricing pressures, insufficient, excess or obsolete inventory and variations in inventory valuation, continued success in technological advances, shortages of manufacturing capacity from our third-party foundries, litigation involving antitrust and intellectual property, the non-acceptance of the combined technologies by leading manufacturers, and other risk factors listed from time to time in the company’s Securities and Exchange Commission filings, including but not limited to, the risks detailed in the “Business – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

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

PART II - OTHER INFORMATION

Item 4:              Submission of Matters to a Vote of Shareholders

                           The Company’s 2001 Annual Meeting of Shareholders was held on May 8, 2001.  At the Annual Meeting, the following nominees were elected as Directors by the votes and for the terms indicated below:

Nominee	For	Withheld	Term Ending

Allen H. Alley	23,454,105	2,867,850	2002
Oliver D. Curme	26,256,134	65,821	2002
Frank Gill	26,256,034	65,921	2002
Mark A. Stevens	26,255,634	66,321	2002
Michael D. Yonker	26,253,934	68,021	2002

Item 6:              Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

An amendment to Form 8-K on Form 8-K/A presenting historical and pro forma financial statements for Panstera was filed on April 11, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: August 14, 2001	/s/ JEFFREY B. BOUCHARD

Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)