Form 10-Q/A
period 2001-03-31
PIXELWORKS INC
filed 2001-10-04
CIK 1040161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PIXELWORKS, INC.

Table of Contents

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,007	$49,681
Short-term marketable securities	26,757	54,051
Accounts receivable, net	4,903	6,608
Inventories, net	5,347	3,280
Prepaid expenses and other current assets	721	592

Total current assets	95,735	114,212
Property and equipment, net	3,874	3,660
Long-term marketable securities	8,672	—
Goodwill and assembled workforce, net	83,069	—
Other assets, net	10,945	2,422

Total assets	$202,295	$120,294

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,570	$10,724
Accrued liabilities	2,813	3,117

Total current liabilities	9,383	13,841
Shareholders' equity:
Common stock	258,437	126,260
Deferred stock compensation	(13,852)	(2,206)
Note receivable for common stock	(159)	(172)
Accumulated deficit	(51,514)	(17,429)

Total shareholders' equity	192,912	106,453

Total liabilities and shareholders' equity	$202,295	$120,294

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenue	$21,344	$7,064
Cost of revenue(1)	12,073	4,495

Gross profit	9,271	2,569
Operating expenses:
Research and development(2)	4,224	1,690
Selling, general and administrative(3)	3,495	1,784
Amortization of goodwill and assembled workforce	2,906	—
Patent settlement expense	—	4,078
In-process research and development expense	32,400	—
Amortization of deferred stock compensation	1,794	444

Total operating expenses	44,819	7,996

Loss from operations	(35,548)	(5,427)

Interest income	1,462	295
Interest expense	—	(38)
Other expense, net	—	10

Interest and other income, net	1,462	267

Loss before income taxes	(34,086)	(5,160)

Income tax provision	—	—

Net loss	(34,086)	(5,160)
Preferred stock beneficial conversion feature	—	9,995
Accretion of preferred stock redemption preference	—	2,100

Net loss attributable to common shareholders	$(34,086)	$(17,255)

Basic and diluted net loss per share	$(0.87)	$(2.19)

Weighted average shares — basic and diluted	39,324,324	7,887,063

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$10	$5
(2) Research and development	1,308	179
(3) Selling, general and administrative	476	260

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(34,086)	$(5,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	936	506
Amortization of goodwill and assembled workforce	2,906	—
Amortization of deferred stock compensation	1,794	444
In-process research and development expense	32,400	—
Patent settlement expense	—	4,078
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	1,705	269
Inventories	(2,067)	(1,237)
Prepaid expenses and other current assets	28	(322)
Accounts payable	(4,495)	611
Accrued liabilities	(303)	741

Net cash used in operating activities	(1,182)	(70)

Cash flows from investing activities:
Purchases of property and equipment	(786)	(666)
Other assets	(1,429)	(866)
Investment in non-marketable securities	(7,500)	—
Purchase of marketable securities	(27,415)	—
Maturities of marketable securities	46,037	—

Net cash provided by (used in) investing activities	8,907	(1,532)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	—	(669)
Payments on long-term debt	—	(1,083)
Proceeds from issuances of preferred stock	—	26,528
Proceeds from issuances of common stock	601	37
Cash provided by financing activities	601	24,813

Increase in cash and cash equivalents	8,326	23,211
Cash and cash equivalents at beginning of period	49,681	12,199

Cash and cash equivalents at end of period	$58,007	$35,410

Supplemental disclosure of cash flow information:
Interest paid	$—	$38
Taxes paid	$1	$—
Issuance of stock and stock options for acquisition of business	$131,590	$—

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

    This report on Form 10-Q for the quarter ended March 31, 2001, should be read in conjunction with the Company's Annual Report on Form 10-K filed on April 2, 2001 (the "Form 10-K"). Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 2000.

    Segments—Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Substantially all of the assets of the Company are located in the United States. Revenue by geographic region was as follows:

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

    The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2001	2000
Incremental shares of common stock related to stock options	2,105,958	2,556,996
Shares of restricted stock subject to repurchase	157,490	1,914,674
Shares of convertible preferred stock on an as converted basis	—	17,789,504

Total	2,263,448	22,261,174

Note 3: Inventories

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	March 31, 2001	December 31, 2000
Finished goods	$4,731	$2,763
Work-in-process	616	517

Total	$5,347	$3,280

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

    The allocation of purchase price was as follows:

Net tangible assets	$110
Intangible assets:
Acquired in-process research and development	32,400
Deferred compensation on unvested stock awards assumed	13,440
Assembled workforce	1,800
Goodwill	84,175

Total purchase price	$131,925

    In connection with this acquisition, the Company recorded a one-time charge of $32.4 million for the write-off of in-process research and development ("IPR&D"). The value assigned to IPR&D related to research projects for which technological feasibility had not been established. The value was determined by estimating the net cash flows from the sale of products from 2001 through 2005 resulting from the completion of such projects, and discounting the net cash flows back to their present value using a risk adjusted rate of 35%. The estimated net cash flows from these products were based on management's estimates of related revenues, cost of goods sold, R&D costs, selling, general and administrative costs and income taxes. The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements.

    Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value. The projects included the development of digital and analog receivers as well as digital processor ICs. The projects ranged from 50% to 85% complete. All projects had expected completion dates within one year and an estimated aggregate cost to complete of $3.2 million.

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

    On January 30, 2001, the Company made an investment of $7.5 million in exchange for a 19.6% equity interest in privately-held Jaldi Semiconductor Corporation ("Jaldi"). The investment is accounted for at cost and included in other assets on the balance sheet. Pixelworks and Jaldi entered into an agreement that gives Pixelworks the option to acquire the remaining interest in Jaldi in exchange for 1.85 million shares of Pixelworks common stock. Pixelworks may exercise its option at any time prior to June 30, 2002. The exercise of the option becomes mandatory if Jaldi achieves a specific development milestone before April 1, 2002, which consists of the JD1 Integrated Circuit shipping to a customer in its production implementation while meeting agreed upon cost, performance and technical specifications. Upon obtainment of the milestone by Jaldi, Pixelworks must either exercise the option within 30 days thereafter or pay Jaldi $10,000,000. As of the balance sheet date, Jaldi has not reached its development milestone, however, it is continuing to make progress towards this milestone. The Company has not assigned any value to the purchase option.

Note 5: Future Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 did not have any impact on our financial condition or results of operations for the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion and analysis is designed to be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K filed on April 2, 2001 (the "Form 10-K").

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

    On January 30, 2001 we invested $7.5 million in Jaldi Semiconductor Corporation ("Jaldi"), a privately held fabless semiconductor start-up developing application specific reconfigurable Digital Signal Processing ("DSP") technology, in exchange for a minority interest in Jaldi. We have an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks Common Stock. Under its agreement with Pixelworks, Jaldi is subject to one specific development milestone consisting of the JD1 Integrated Circuit shipping to a customer, in its production implementation while meeting agreed upon cost, performance and technical specifications. Upon obtainment of the milestone by Jaldi, Pixelworks must either exercise the option within 30 days thereafter or pay Jaldi $10,000,000. We intend to acquire the remaining interest upon Jaldi's successful completion of this milestone.

    Also on January 30, 2001 we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. ("Panstera"), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock. The acquisition was recorded as a purchase transaction. The Company recorded a $32.4 million charge for in-process research and development ("IPR&D") related to the Panstera acquisition. Panstera is a fabless semiconductor company that is developing a broad line of mixed signal ICs that provide an end-to-end family of products for mass market, XGA resolution LCD monitors. At the time of the acquisition, Panstera did not have any products that had reached technological feasibility. Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value. The projects included the development of digital and analog receivers as well as digital processor ICs. The projects ranged from 50% to 85% complete. All projects had expected completion dates within one year and an estimated aggregate cost to complete of $3.2 million. The estimated completion dates of the IPR&D projects acquired from Panstera remain substantially unchanged. We also incurred other acquisition-related expenses that we expect to be large and ongoing expenses. These expenses include the amortization of deferred stock compensation, amortization of assembled workforce, and amortization of goodwill.

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

    Gross profit.  Gross profit margin was 43.4% for the period ended March 31, 2001 compared to 36.3% for the period ended March 31, 2000, inclusive of $10,000 and $5,000 of amortization of deferred stock compensation respectively. The improvement in gross profit margin resulted primarily from higher gross profit margins on the PW264 and PW364 ImageProcessor IC s as a result of lower product costs on those products and volume shipment of the PW164 ImageProcessor IC, which has higher gross profit margins than the PW364 and PW264 ImageProcessor ICs.

    Research and development.  Research and development expense, inclusive of amortization of deferred stock compensation, was $5.5 million or 25.9% of total revenue for the three months ended March 31, 2001 compared to $1.9 million, or 26.5% of revenue for the three months ended March 31, 2000. The increase of $3.6 million resulted primarily from a $1.1 million increase in expenses related to engineering consulting services and development services for products in development, a $1.1 million increase in amortization of deferred stock compensation and $1.0 million increase in compensation expenses related to an increase in personnel of 30 employees, primarily as a result of the Panstera merger, and a $308,000 increase in depreciation and amortization.

    Selling, general and administrative.  Selling, general and administrative expense was $4.0 million, or 18.6% of total revenue for the three months ended March 31, 2001 as compared to $2.0 million, or 28.9% of total revenue for the three months ended March 31, 2000. Most of the $2.0 million increase resulted from a $633,000 increase in compensation expenses related to an increase in personnel of 18 employees and $258,000 increase in sales commissions due to higher revenue. The balance of the increase consisted primarily of a $216,000 increase in amortization of deferred stock compensation, $109,000 increase in insurance, $126,000 increase in rent due to increase building space, an increase of $134,000 in accounting and legal fees and $109,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

    Patent settlement expense.  The Company recorded a one-time charge in February 2000 related to the settlement of a patent dispute. Under the terms of the settlement agreement, the Company entered into a perpetual license agreement with InFocus Systems, Inc. for the use of its technology specified in two patents held by InFocus in exchange for $2.4 million in cash and 156,863 shares of the Company's

Series D preferred stock, valued at $12.75 per share. An additional $753,000 of the patent settlement expense was recorded based on the difference between the estimated fair value of the underlying common stock and the Series D conversion price of $8.50 per share. Pixelworks received a release of any claims InFocus may have against Pixelworks relating to these patents.

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

    Provision for income taxes.  The Company recorded no provision for income tax expense during the three months ended March 31, 2001 because the Company does not expect to have an income tax expense for the year ending December 31, 2001. As a result of the merger with Panstera the Company added $1.6 million in deferred tax assets, related to Panstera's NOL carry-forward, which will be offset against goodwill when utilized. The combined deferred tax assets of the Company will remain fully reserved for until the Company expects that it is more likely than not that the assets will be realized.

Liquidity and Capital Resources

    As of March 31, 2001, the Company had cash and cash equivalents of $58.0 million and working capital of $86.4 million as compared to cash and cash equivalents of $49.7 million and working capital of $100.4 million as of December 31, 2000. Principal sources of cash during the three months ended March 31, 2001 were proceeds from the maturities of marketable securities, net of purchases of marketable securities, of $18.6 million and proceeds from the issuance of stock under the Company's employee stock purchase plan and stock option plans of $601,000. Principal uses of cash during the three months ended March 31, 2001 were the investment in Jaldi of $7.5 million, property and equipment expenditures and purchases of other assets of $2.2 million, and $1.2 million of cash used in operations.

    Accounts Receivable.  Accounts receivable decreased to $4.9 million at March 31, 2001 from $6.6 million at December 31, 2000. Average days sales outstanding ("DSO") were 21 and 33 days at March 31, 2001 and December 31, 2000, respectively. The decrease is due primarily to the timing of shipments during the quarter being more heavily weighted towards the first half of the quarter ended March 31, 2001. The Company expects DSO to be between 30 and 35 days when shipments are spread more evenly throughout the quarter.

    Inventories.  Inventories increased from $3.3 million at December 31, 2000 to $5.3 million at March 31, 2001, an increase of $2.0 million. Inventory turns were 9 and 13 at March 31, 2001 and December 31, 2000, respectively. An inventory turn of 9 represents approximately 6 weeks of shipments in inventory. The increase in inventory is consistent with growth in the business. Additionally, inventory levels in the quarter ended December 31, 2000 were below desirable levels as a result of limited supply of products from the Company's foundries.

    Long-Term Marketable Securities and Other Assets.  Long-term marketable securities consisting of corporate and U.S. government bonds with maturities ranging from 13 to 18 months were $8.7 million at March 31, 2001. The Company invested proceeds from the maturity of short-term marketable securities into long-term marketable securities in 2001 to take advantage of the more favorable interest rates.

    Other assets increased $8.5 million from December 31, 2000 to March 31, 2001. The increase was primarily the result of a $7.5 million investment in Jaldi Semiconductor Corporation on January 31, 2001.

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

    Upon Jaldi's successful completion specific development milestones, the Company has an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks stock or incur a breakup fee.

    The Company believes that its existing cash and cash equivalent and funds generated from operations will be sufficient to fund its operations for the next twelve months and the foreseeable future. From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Forward-looking Statements

    The statements in the business outlook above and the statements elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the company's business. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including those described above and the following: business and economic conditions, changes in growth in the flat panel monitor, multimedia projector, and advanced television industries, changes in customer ordering patterns, competitive factors, such as rival chip architectures, pricing pressures, insufficient, excess or obsolete inventory and variations in inventory valuation, continued success in technological advances, shortages of manufacturing capacity from our third-party foundries, litigation involving antitrust and intellectual property, the non-acceptance of the combined technologies by leading manufacturers, and other risk factors listed from time to time in the company's Securities and Exchange Commission filings, including but not limited to, the risks detailed in the "Business—Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

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

PART II—OTHER INFORMATION

Item 2: Changes in Securities

    On January 30, 2001, in connection with the Company's merger with Panstera, Inc., the Company issued 4,499,987 shares of Common Stock to the shareholders of Panstera in exchange for all of the outstanding capital stock of Panstera, and all of the options to purchase Panstera common stock outstanding prior to the acquisition. This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Regulation D under the Securities Act.

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

PIXELWORKS, INC.

Date:October 4, 2001	/s/ JEFFREY B. BOUCHARD Jeffrey B. Bouchard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PIXELWORKS, INC. Table of Contents
PART 1—FINANCIAL INFORMATION
PIXELWORKS, INC. CONDENSED BALANCE SHEETS (in thousands)
PIXELWORKS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share data)
PIXELWORKS, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands)
PIXELWORKS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (in thousands, except share and per share data)
PART II—OTHER INFORMATION
SIGNATURES