Form 10-Q/A
period 2001-06-30
PIXELWORKS INC
filed 2001-10-04
CIK 1040161

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

PIXELWORKS, INC.

Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,224	$49,681
Short-term marketable securities	29,768	54,051
Accounts receivable, net	5,199	6,608
Inventories, net	5,780	3,280
Prepaid expenses and other current assets	2,521	592

Total current assets	100,492	114,212
Property and equipment, net	4,242	3,660
Long-term marketable securities	8,574	—
Goodwill and assembled workforce, net	78,711	—
Other assets, net	10,909	2,422

Total assets	$202,928	$120,294

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,060	$10,724
Accrued liabilities	3,484	3,117

Total current liabilities	10,544	13,841
Shareholders' equity:
Common stock	258,817	126,260
Deferred stock compensation	(11,312)	(2,206)
Note receivable for common stock	(159)	(172)
Accumulated deficit	(54,962)	(17,429)

Total shareholders' equity	192,384	106,453

Total liabilities and shareholders' equity	$202,928	$120,294

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	$22,732	$12,123	$44,075	$19,187
Cost of revenue(1)	11,988	7,411	24,060	11,906

Gross profit	10,744	4,712	20,015	7,281
Operating expenses:
Research and development(2)	4,310	2,344	8,534	4,034
Selling, general and administrative(3)	4,112	2,122	7,607	3,906
Amortization of goodwill and assembled workforce	4,359	—	7,265	—
Patent settlement expense	—	—	—	4,078
In-process research and development expense	—	—	32,400	—
Amortization of deferred stock compensation	2,539	582	4,333	1,026

Total operating expenses	15,320	5,048	60,139	13,044

Loss from operations	(4,576)	(336)	(40,124)	(5,763)

Interest income	1,128	926	2,590	1,221
Interest expense	—	—	—	(38)
Other expense, net	—	—	—	10

Interest and other income, net	1,128	926	2,590	1,193

Income (loss) before income taxes	(3,448)	590	(37,534)	(4,570)

Income tax provision	—	—	—	—

Net income (loss)	(3,448)	590	(37,534)	(4,570)
Preferred stock beneficial conversion feature	—	—	—	9,995
Accretion of preferred stock redemption preference	—	—	—	2,100

Net income (loss) attributable to common shareholders	$(3,448)	$590	$(37,534)	$(16,665)

Basic net income (loss) per share	$(0.08)	$0.03	$(0.94)	$(1.14)

Diluted net income (loss) per share	$(0.08)	$0.02	$(0.94)	$(1.14)

Weighted average shares—basic	40,956,346	21,259,225	40,108,316	14,573,270

Weighted average shares—diluted	40,956,346	35,768,527	40,108,316	14,573,270

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$10	$20	$20	$24
(2) Research and development	1,909	213	3,218	392
(3) Selling, general and administrative	620	349	1,095	610

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(37,534)	$(4,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,065	1,071
Provision for doubtful accounts	—	57
Amortization of goodwill and assembled workforce	7,265	—
Amortization of deferred stock compensation	4,333	1,026
Patent settlement expense	—	4,078
In-process research and development expense	32,400	—
Changes in operating assets and liabilities:
Accounts receivable	1,408	(385)
Inventories	(2,500)	(555)
Prepaid expenses and other current assets	(1,415)	(494)
Accounts payable	(4,005)	2,151
Accrued liabilities	367	682

Net cash provided by operating activities	2,384	3,061

Cash flows from investing activities:
Purchases of property and equipment	(2,209)	(1,679)
Other assets	(1,821)	(995)
Investment in Jaldi	(7,500)	—
Purchases of marketable securities	(40,653)	(5,906)
Maturities of marketable securities	56,361	—

Net cash provided by (used in) investing activities	4,178	(8,580)

Cash flows from financing activities:
Net decrease in lines of credit	—	(669)
Payments on long-term debt	—	(1,083)
Proceeds from issuances of preferred stock	—	26,528
Proceeds from initial public offering, net of costs	—	60,528
Issuances of common stock	981	51

Net cash provided by financing activities	981	85,355

Increase in cash and cash equivalents	7,543	79,836
Cash and cash equivalents at beginning of period	49,681	12,199

Cash and cash equivalents at end of period	$57,224	$92,035

Supplemental disclosure of cash flow information:
Cash paid during the respective periods for:
Interest	$—	$—
Taxes	$66	$—

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

    This report on Form 10-Q for the quarter ended June 30, 2001, should be read in conjunction with the Company's Annual Report on Form 10-K filed on April 2, 2001. Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 2000.

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

    The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Incremental shares of common stock related to stock options	2,457,198	—	2,137,849	2,665,694
Shares of restricted stock subject to repurchase	134,051	—	145,771	1,296,847
Shares of convertible preferred stock on an as converted basis	—	—	—	11,236,058

Total	2,591,249	—	2,283,620	15,198,599

Note 3:    Inventories

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	June 30, 2001	December 31, 2000
Finished goods	$5,709	$2,763
Work-in-process	71	517

	$5,780	$3,280

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

    On January 30, 2001, the Company made an investment of $7.5 million in exchange for a 19.6% equity interest in privately-held Jaldi Semiconductor Corporation ("Jaldi"). The investment is accounted for at cost and included in other assets on the balance sheet. Pixelworks and Jaldi entered into an agreement that gives Pixelworks the option to acquire the remaining interest in Jaldi in exchange for 1.85 million shares of Pixelworks common stock. Pixelworks may exercise its option at any time prior to June 30, 2002. The exercise of the option becomes mandatory if Jaldi achieves a specific development milestone before April 1, 2002, which consists of the JD1 Integrated Circuit shipping to a customer in its production implementation while meeting agreed upon cost, performance and technical specifications. Upon obtainment of the milestone by Jaldi, Pixelworks must either exercise the option within 30 days thereafter or pay Jaldi $10,000,000. As of the balance sheet date, Jaldi had not reached its development milestone, however, it is continuing to make progress towards this milestone. The Company has not assigned any value to the purchase option.

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

    In July 2001, FASB issued SFAS Nos. 141 and 142 ("FAS 141 and 142"), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and 142 are effective for all business combinations initiated after June 30, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002.

    FAS 141 will require, upon adoption of FAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. Upon adoption of FAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with FAS 142's transitional goodwill impairment evaluation, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $68.7 million and unamortized identifiable intangible assets in the amount of $1.3 million, which will be subject to the transition provisions of FAS 141 and 142. Amortization expense related to goodwill was $7.0 million for the 6 months ended June 30, 2001. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    Revenue.  Revenue increased $10.6 million from $12.1 million for the three months ended June 30, 2000 to $22.7 million for the three months ended June 30, 2001, an increase of 87.6%. The increase in revenue resulted from increased shipments of PW111, PW112, PW164, PW165, and PW365 ImageProcessor ICs. All of these products, with the exception of the PW164, were products that were newly introduced and not shipping in the period ended June 30, 2000. The increase in revenue was partially offset by decreased shipments of PW264 and PW364 ImageProcessor ICs. We shipped ImageProcessors ICs into three primary categories of products, namely LCD monitors, multimedia projectors, and advanced televisions. Revenue from LCD monitor manufacturers and multimedia projector manufacturers represented approximately 95% of revenue for the three months ended June 30, 2001. We had one customer, Epson, that represented approximately 13% of revenue for the three months ended June 30, 2001. No other customer represented 10% or more of revenue for the three months ended June 30, 2001.

    Gross profit.  Gross profit margin was 47.2% for the three months ended June 30, 2001 compared to 38.7% for the three months ended June 30, 2000, inclusive of $10,000 and $20,000 of amortization of deferred stock compensation respectively. The improvement in gross profit margin resulted primarily from the introduction of new products with higher average gross profit margins, and fixed costs being spread over higher revenue. Approximately 34% of revenue for the three months ended June 30, 2001 was from newly introduced products that were not shipping in the three months ended June 30, 2000.

    Research and development.  Research and development expense, inclusive of amortization of deferred stock compensation, was $6.2 million or 27.4% of revenue for the three months ended June 30, 2001 compared to $2.6 million, or 21.1% of revenue for the three months ended June 30, 2000. The increase of $3.6 million resulted primarily from a $1.7 million increase in amortization of deferred stock compensation and $1.1 million increase in compensation expenses related to an increase in personnel of 28 employees, primarily as a result of the Panstera acquisition. Upon completion of the acquisition of Panstera in January 2001, the Company recorded deferred stock compensation expense related to the unvested portion of the stock option grants to employees that were assumed by Pixelworks. Other changes resulted from a $423,000 increase in depreciation and amortization, and a $313,000 increase in expenses related to engineering consulting services and development services for products in development.

    Selling, general and administrative.  Selling, general and administrative expense, including amortization of deferred stock compensation, was $4.7 million, or 20.8% of revenue for the three months ended June 30, 2001 compared to $2.5 million, or 20.3% of revenue for the three months ended June 30, 2000. The most significant increase in spending resulted from an increase in personnel of 27 people that resulted in $699,000 in additional compensation expense. Primarily as a result of the acquisition of Panstera, amortization of deferred stock compensation increased $271,000. Additionally, travel spending increased $198,000 due to a larger number of customer visits, rent expense increased $143,000 due to additional building space being rented to support higher headcount, depreciation and amortization expense increased $117,000 due to additional purchases of long-term assets, outside services increased $144,000 primarily for legal and accounting services, and investor relations expenses increased $84,000 for increased investor relations activities.

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

    Gross profit.  Gross profit margin was 45.4% for the six months ended June 30, 2001 compared to 37.8% for the six months ended June 30, 2000, inclusive of $20,000 and $24,000 of amortization of deferred stock compensation respectively. The improvement in gross profit margin resulted primarily from the shipment of newly introduced products with higher gross profit margins, and fixed costs being spread over higher revenue. Gross profit margins also improved as a result of an increased percentage of mature products whose gross profit margins were higher than average.

    Research and development.  Research and development expense, inclusive of amortization of deferred stock compensation, was $11.8 million or 26.7% of revenue for the six months ended June 30, 2001 compared to $4.4 million, or 23.1% of revenue for the six months ended June 30, 2000. The increase of $7.4 million resulted primarily from an increase in amortization of deferred stock compensation of $2.8 million and a $2.0 million increase in compensation expenses related to an increase in personnel of 28 employees, primarily as a result of the Panstera acquisition, a $732,000 increase in depreciation and amortization due to purchases of long-term assets, and a $1.5 million increase in expenses related to engineering consulting and development services for products in development.

    Selling, general and administrative.  Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $8.7 million, or 19.7% of revenue for the six months ended June 30, 2001 compared to $4.5 million, or 23.5% of revenue for the six months ended June 30, 2000. Most of the $4.2 million increase resulted from a $1.3 million increase in compensation expenses related to an increase in personnel of 27 employees and an increase in amortization of deferred stock compensation of $485,000 primarily as a result of the acquisition of Panstera. The balance of the increase consisted of an increase of $342,000 in sales commissions, $269,000 increase in rent due to increased building space to support additional headcount, a $218,000 increase in insurance, a $205,000 increase in accounting and legal expenses, a $215,000 increase in depreciation and amortization, and $307,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

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

Liquidity and Capital Resources

    As of June 30, 2001, the Company had cash and cash equivalents of $57.2 million and working capital of $89.9 million as compared to cash and cash equivalents of $49.7 million and working capital of $100.4 million as of December 31, 2000. Principal sources of cash during the six months ended June 30, 2001 were proceeds from the maturities of marketable securities, net of purchases of marketable securities, of $15.7 million, cash generated by operating activities of $2.4 million and proceeds from the issuance of stock under the Company's employee stock purchase plan and stock option plans of $1.0 million. Principal uses of cash during the six months ended June 30, 2001 were the investment in Jaldi Semiconductor of $7.5 million and property and equipment expenditures and purchases of other assets of $4.0 million.

    Accounts Receivable.  Accounts receivable decreased to $5.2 million at June 30, 2001 from $6.6 million at December 31, 2000. Average days sales outstanding ("DSO") were 21 and 33 days at June 30, 2001 and December 31, 2000, respectively. The decrease is due primarily to the timing of shipments during the quarter being more heavily weighted towards the first half of the quarter ended June 30, 2001. The Company expects DSO to be between 30 and 35 days when shipments are spread more evenly throughout the quarter.

    Inventories.  Inventories increased from $3.3 million at December 31, 2000 to $5.8 million at June 30, 2001, an increase of $2.5 million. Inventory turns were 9 and 13 at June 30, 2001 and December 31, 2000, respectively. An inventory turn of 9 represents approximately 6 weeks of shipments in inventory. The increase in inventory is consistent with growth in the business. Additionally, inventory levels in the quarter ended December 31, 2000 were below desirable levels as a result of limited supply of products from the Company's foundries.

    Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets increased $1.9 million from December 31, 2000 to June 30, 2001. This increase was primarily due to an increase in prepaid insurance, prepaid annual software maintenance fees, and interest receivable from marketable securities.

    Long-Term Marketable Securities and Other Assets.  Long-term marketable securities consisting of corporate and federal government bonds with maturities ranging from 14 to 15 months were $8.6 million at June 30, 2001. The Company invested proceeds from the maturity of short-term marketable securities into long-term marketable securities in 2001 to take advantage of the more favorable interest rates.

    Other assets increased $8.5 million from December 31, 2000 to June 30, 2001. The increase was primarily the result of a $7.5 million investment in Jaldi Semiconductor Corporation on January 31, 2001.

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

    Upon Jaldi's successful completion of specific development milestones, the Company has an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks stock, and will incur a breakup fee if the option is not exercised.

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

    In July 2001, FASB issued SFAS Nos. 141 and 142 ("FAS 141 and 142"), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and 142 are effective for all business combinations initiated after June 30, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002.

    FAS 141 will require upon adoption of FAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill. Upon adoption of FAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with FAS 142's transitional goodwill impairment evaluation, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $68.7 million and unamortized identifiable intangible assets in the amount of $1.3 million, which will be subject to the transition provisions of FAS 141 and 142. Amortization expense related to goodwill was $7.0 million for the 6 months ended June 30, 2001. Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Forward-looking Statements

    The statements in this report on Form 10-Q relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the company's business. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors including those described above and the following: business and economic conditions, changes in growth in the flat panel monitor, multimedia projector, and advanced television industries, changes in customer ordering patterns, competitive factors, such as rival chip architectures, pricing pressures, insufficient, excess or obsolete inventory and variations in inventory valuation, continued success in technological advances, shortages of manufacturing capacity from our third-party foundries, litigation involving antitrust and intellectual property, the non-acceptance of the combined technologies by leading manufacturers, and other risk factors listed from time to time in the company's Securities and Exchange Commission filings, including but not limited to, the risks detailed in the "Business—Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

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

PART II—OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Shareholders

    The Company's 2001 Annual Meeting of Shareholders was held on May 8, 2001. At the Annual Meeting, the following nominees were elected as Directors by the votes and for the terms indicated below:

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

PIXELWORKS, INC.

Date: October 4, 2001	/s/ JEFFREY B. BOUCHARD Jeffrey B. Bouchard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II—OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Shareholders
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES