Form 10-Q
period 2001-09-30
PIXELWORKS INC
filed 2001-11-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes  ☒              No  ☐

Number of shares of Common Stock outstanding as of October 31, 2001:                                 41,368,777

PIXELWORKS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.
CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2001	2000
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$61,941	$49,681
Short-term marketable securities	33,024	54,051
Accounts receivable, net	8,518	6,608
Inventories, net	3,693	3,280
Prepaid expenses and other current assets	3,259	592
Total current assets	110,435	114,212

Property and equipment, net	5,289	3,660

Long-term marketable securities	2,325	-
Goodwill and assembled workforce, net	74,352	-
Other assets, net	10,499	2,422
Total assets	$202,900	$120,294

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,360	$10,724
Accrued liabilities	4,025	3,117
Total current liabilities	10,385	13,841

Shareholders' equity:
Common stock	259,374	126,260
Deferred stock compensation	(8,773)	(2,206)
Note receivable for common stock	(84)	(172)
Accumulated deficit	(58,002)	(17,429)
Total shareholders' equity	192,515	106,453
Total liabilities and shareholders' equity	$202,900	$120,294

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	$24,074	$15,285	$68,149	$34,472

Cost of revenue(1)	12,607	8,941	36,667	20,847

Gross profit	11,467	6,344	31,482	13,625

Operating expenses:
Research and development(2)	4,379	3,112	12,913	7,146
Selling, general and administrative(3)	4,226	2,497	11,833	6,402
Amortization of goodwill and assembled workforce	4,359	-	11,623	-
Patent settlement expense	-	-	-	4,078
In-process research and development expense	-	-	32,400	-
Amortization of deferred stock compensation	2,539	600	6,873	1,627
Total operating expenses	15,503	6,209	75,642	19,253
Income (loss) from operations	(4,036)	135	(44,160)	(5,628)

Interest income	997	1,677	3,587	2,898
Interest expense	-	-	-	(38)
Other expense, net	-	(34)	-	(24)
Interest income and other expense, net	997	1,643	3,587	2,836
Income (loss) before income taxes	(3,039)	1,778	(40,573)	(2,792)

Income tax provision	-	-	-	-

Net income (loss)	(3,039)	1,778	(40,573)	(2,792)

Preferred stock beneficial conversion feature	-	-	-	9,995
Accretion of preferred stock redemption preference	-	-	-	2,100
Net income (loss) attributable to common shareholders	$(3,039)	$1,778	$(40,573)	$(14,887)

Basic net income (loss) per share	$(0.07)	$0.05	$(1.00)	$(0.68)

Diluted net income (loss) per share	$(0.07)	$0.05	$(1.00)	$(0.68)

Weighted average shares – basic	41,128,835	36,309,018	40,453,591	21,879,089

Weighted average shares – diluted	41,128,835	39,386,761	40,453,591	21,879,089

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$10	$22	$30	$47
(2) Research and development	1,909	217	5,128	609
(3) Selling, general and administrative	620	361	1,715	971

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(40,573)	$(2,792)
Adjustments to reconcile net loss to net cash provided by operating activites:
Depreciation and amortization	3,225	1,663
Write-off of property and equipment and other assets	-	435
Provision for doubtful accounts	26	57
Amortization of goodwill and assembled workforce	11,623	-
Amortization of deferred stock compensation	6,873	1,627
Patent settlement expense	-	4,078
In-process research and development expense	32,400	-
Changes in operating assets and liabilities:
Accounts receivable	(1,936)	(3,486)
Inventories	(413)	46
Prepaid expenses and other current assets	(2,153)	(876)
Accounts payable	(4,704)	4,187
Accrued liabilities	907	877
Net cash provided by operating activities	5,275	5,816

Cash flows from investing activities:
Purchases of property and equipment	(4,008)	(2,715)
Other assets	(1,822)	(1,496)
Investment in Jaldi	(7,500)	-
Purchases of marketable securities	(47,359)	(20,469)
Maturities of marketable securities	66,062	-
Net cash provided by (used in) investing activities	5,373	(24,680)

Cash flows from financing activities:
Net decrease in lines of credit	-	(669)
Payments on long-term debt	-	(1,083)
Proceeds from issuances of preferred stock	-	26,528
Proceeds from initial public offerring, net of costs	-	60,528
Issuances of common stock	1,612	386
Net cash provided by financing activities	1,612	85,690

Increase in cash and cash equivalents	12,260	66,826
Cash and cash equivalents at beginning of period	49,681	12,199
Cash and cash equivalents at end of period	$61,941	$79,025

Supplemental disclosure of cash flow information:
Cash paid during the respective periods for:

Interest	$-	$-
Taxes	$118	$-

The accompanying notes are an integral part of these condensed financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1:       Basis of Presentation

The financial information included herein for the three and nine months ended September 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2001.

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

This report on Form 10-Q for the quarter ended September 30, 2001, should be read in conjunction with the Company’s Annual Report on Form 10-K filed on April 2, 2001.  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 2000.

Segments – Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Substantially all of the assets of the Company are located in the United States.  Revenues are attributed to countries based on the domicile of the customer.  Revenue by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Japan	$12,693	$8,989	$35,412	$20,047
Taiwan	3,246	2,555	9,059	6,052
Korea	3,287	1,905	10,932	4,702
Europe	1,484	1,126	5,336	2,169
United States	3,233	573	6,997	1,125
Other	131	137	413	377
Total revenue	$24,074	$15,285	$68,149	$34,472

Note 2:       Earnings per share

Basic earnings per share (“EPS”) is computed on the basis of weighted average number of common shares outstanding.  Diluted EPS is computed on the basis of weighted average common shares outstanding and potentially dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of the effect of outstanding stock options using the “treasury stock” method, shares of convertible preferred stock on an as converted basis, and shares of restricted stock, if the potential common shares were not anti-dilutive.

The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Potential common stock equivalent shares related to stock options	2,942,663	19,442	2,953,142	2,836,132
Shares of restricted stock subject to repurchase	110,749	-	134,097	922,791
Shares of convertible preferred stock on an as converted basis	-	-	-	7,463,367

Potential common stock equivalents shares related to stock options includes 692,096, 19,442, 599,593, and 18,384 weighted shares for which the options’ exercise price was greater than the average market price for the three and nine months ended September 30, 2001 and 2000, respectively.

Note 3:       Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	September 30, 2001	December 31, 2000

Finished goods	$3,481	$2,763
Work-in-process	212	517
	$3,693	$3,280

Note 4:       Acquisitions

On January 30, 2001, the Company acquired all of the outstanding shares of Panstera, Inc. in exchange for approximately 4,500,000 shares of Pixelworks stock valued as follows:

	Shares	Fair Value
Shares	3,722,953	$108,974
Stock options	777,047	22,616
	4,500,000	131,590
Acquisition costs		335
		$131,925

The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Panstera, Inc. are included in the Company’s financial statements beginning on the date of acquisition.

The allocation of purchase price was as follows:

Net tangible assets	$110
Intangible assets:
Aquired in-process research and development	32,400
Deferred compensation on unvested stock awards assumed	13,440
Assembled workforce	1,800
Goodwill	84,175
Total purchase price	$131,925

In connection with this acquisition, the Company recorded a one-time charge of $32.4 million for the write-off of in-process research and development (“IPR&D”).  The value assigned to IPR&D related to research projects for which technological feasibility had not been established.  The value was determined by estimating the net cash flows from the sale of products from 2001 through 2005 resulting from the completion of such projects, and discounting the net cash flows back to their present value using a risk adjusted rate of 35%. The estimated net cash flows from these products were based on management’s estimates of related revenues, cost of goods sold, R&D costs, selling, general and administrative costs and income taxes.  The Company then estimated the stage of completion of the products at the date of the acquisition based on R&D costs that had been expended as of the date of acquisition as compared to total R&D costs at completion. The percentages derived from this calculation were then applied to the net present value of future cash flows to determine the in-process charge. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements.

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

The following table reflects the unaudited combined results of Pixelworks, Inc. and Panstera, Inc. as if the merger had taken place at the beginning of the three months and nine months ended September 30, 2001 and 2000, respectively.  The proforma information includes adjustments for non-cash charges for amortization of goodwill and assembled workforce, over 60 months and 36 months, respectively. Both periods exclude a charge of $32.4 million for in-process research and development expense. The proforma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended September 30,	Nine months ended September 30,
	2000	2001	2000
Net revenue	$15,285	$68,149	$34,472
Net loss	(5,485)	(10,687)	(36,407)
Net loss per share:
Basic and diluted	$(0.14)	$(0.26)	$(1.42)
Weighted average shares outstanding:
Basic and diluted	40,031,963	40,862,706	25,602,034

On January 30, 2001, the Company made an investment of  $7.5 million in exchange for a 19.6% equity interest in privately-held Jaldi Semiconductor Corporation (“Jaldi”). The investment is accounted for at cost and included in other assets on the balance sheet.  Pixelworks and Jaldi entered into an agreement that gives Pixelworks the option to acquire the remaining interest in Jaldi in exchange for 1.85 million shares of Pixelworks common stock.  Pixelworks may exercise its option at any time prior to June 30, 2002.  The exercise of the option becomes mandatory if Jaldi achieves a specific development milestone before April 1, 2002, which consists of the JD1 Integrated Circuit shipping to a customer in its production implementation while meeting agreed upon cost, performance and technical specifications.  Upon obtainment of the milestone by Jaldi, Pixelworks must either exercise the option within 30 days thereafter or pay Jaldi $10,000,000.  As of the balance sheet date, Jaldi had not reached its development milestone, however, it is continuing to make progress towards this milestone.  The Company has not assigned any value to the purchase option.

Note 5:       Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 did not have any impact on our financial condition or results of operations for the three months ended September 30, 2001.

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

In connection with FAS 142’s transitional goodwill impairment evaluation, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption.   This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $68.7 million and unamortized identifiable intangible assets in the amount of $1.3 million, which will be subject to the transition provisions of FAS 141 and 142.  Amortization expense related to goodwill was $11.2 million for the 9 months ended September 30, 2001.  Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

           In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

           Also in August 2001, the FASB issued SFAS No.  144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of APB 30 (“APB 30”), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred  (rather than as of the measurement date  as  presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment.  The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company has not yet determined what effect this statement will have on its financial statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.  You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2000 Annual Report on Form 10-K filed on April 2, 2001 (the “Form 10-K”), that attempt to advise you of the risks and factors that may affect our business.

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

On January 30, 2001 we invested $7.5 million in Jaldi Semiconductor Corporation (“Jaldi”), a privately held fabless semiconductor start-up developing application specific reconfigurable Digital Signal Processing (“DSP”) technology, in exchange for a minority interest in Jaldi.  We have an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks Common Stock.  Under its agreement with Pixelworks, Jaldi is subject to one specific development milestone consisting of the JD1 Integrated Circuit shipping to a customer, in its production implementation while meeting agreed upon cost, performance and technical specifications.  Upon obtainment of the milestone by Jaldi, Pixelworks must either exercise the option within 30 days thereafter or pay Jaldi $10,000,000.  We intend to acquire the remaining interest upon Jaldi’s successful completion of this milestone.

Also on January 30, 2001 we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. (“Panstera”), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock.  The acquisition was recorded as a purchase transaction.  The Company recorded a $32.4 million charge for in-process research and development (“IPR&D”) related to the Panstera acquisition.  Panstera is a fabless semiconductor company that is developing a broad line of mixed signal ICs that provide an end-to-end family of products for mass market, XGA resolution LCD monitors.  At the time of the acquisition, Panstera did not have any products that had reached technological feasibility.  Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value.  The projects included the development of digital and analog receivers as well as digital processor ICs.  The projects ranged from 50% to 85% complete.  All projects had expected completion dates within one year and an estimated aggregate cost to complete of $3.2 million.  The estimated completion dates of the IPR&D projects acquired from Panstera remain substantially unchanged.

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

Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 42.7% and 53.3% of total revenue for the nine months ended September 30, 2001 and 2000, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 89.7% and 96.7% of total revenue for the nine months ended September 30, 2001 and 2000, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue. Revenue increased $8.8 million from $15.3 million for the three months ended September 30, 2000 to $24.1 million for the three months ended September 30, 2001, an increase of 57.5%. The increase in revenue resulted from increased shipments of PW111, PW112, PW164, PW165, and PW365 ImageProcessor ICs.  All of these products, with the exception of the PW164, were products that were newly introduced and not shipping in the period ended September 30, 2000.  The increase in revenue was partially offset by decreased shipments of PW264 and PW364 ImageProcessor ICs.

Gross profit. Gross profit margin was 47.6% for the three months ended September 30, 2001 compared to 41.4% for the three months ended September 30, 2000, inclusive of $10,000 and $22,000 of amortization of deferred stock compensation respectively.  The improvement in gross profit margin resulted primarily from the introduction of new products with higher average gross profit margins, and fixed costs being spread over higher revenue.  Approximately 32% of revenue for the three months ended September 30, 2001 was from newly introduced products that were not shipping in the three months ended September 30, 2000.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $6.3 million or 26.1% of revenue for the three months ended September 30, 2001 compared to $3.3 million, or 21.8% of revenue for the three months ended September 30, 2000. The increase of $3.0 million resulted primarily from a $1.7 million increase in amortization of deferred stock compensation and $880,000 increase in compensation expenses related to an increase in personnel of 30 employees, primarily as a result of the Panstera acquisition.  Upon completion of the acquisition of Panstera in January 2001, the Company recorded deferred stock compensation expense related to the unvested portion of the stock option grants to employees that were assumed by Pixelworks.  The balance of the increase was primarily the result of a $410,000 increase in depreciation and amortization.

Selling, general and administrative. Selling, general and administrative expense, including amortization of deferred stock compensation, was $4.8 million, or 20.1% of revenue for the three months ended September 30, 2001 compared to $2.9 million, or 18.7% of revenue for the three months ended September 30, 2000. The most significant increase in spending resulted from an increase in personnel of 29 people that resulted in $632,000 in additional compensation expense.  Primarily as a result of the acquisition of Panstera, amortization of deferred stock compensation increased $259,000.  Additionally, rent expense increased $149,000 due to additional building space being rented to support higher headcount, depreciation and amortization expense increased $136,000 due to additional purchases of long-term assets, and outside services increased $184,000 primarily for legal and accounting services.

Amortization of goodwill and assembled workforce.  Expenses for the amortization of goodwill and assembled workforce were $4.4 million for the three months ended September 30, 2001.  At the time of the acquisition of Panstera in January 2001, the Company recorded assets of $83.6 million in goodwill, which is being amortized over sixty months, and $1.8 million in assembled workforce, which is being amortized over thirty-six months.  Recent accounting pronouncements require the Company to discontinue amortizing goodwill after the fourth quarter of 2001.  The Company will then be required to review goodwill for possible impairment on an annual basis beginning with the year ending December 31, 2002. The review of goodwill for impairment may result in large write-offs of goodwill.

Amortization of deferred stock compensation. Stock compensation expense was $2.5 million for the three months ended September 30, 2001, an increase of $1.9 million from $600,000 for the three months ended September 30, 2000. The increase in stock compensation expense resulted from the assumption of Panstera unvested stock option grants to employees.  As a result of the acquisition of Panstera, the Company recorded $13.4 million in deferred stock compensation, which is being amortized on an accelerated method over the vesting period of the assumed stock options.   Amortization of the September 30, 2001 balance of $8.8 million in deferred stock compensation is estimated to be $2.5 million for the remainder of 2001 and $4.2 million, $1.7 million, and $400,000 for the years ending December 31, 2002, 2003, and 2004, respectively.

Interest and other income and expense, net. Interest and other income and expense, net consists of interest income and other expenses.  Interest income decreased $680,000 from $1.7 million for the three months ended September 30, 2000 to $997,000 for the three months ended September 30, 2001.  This decrease was the result of lower yields on invested cash.

Provision for income taxes.  The Company recorded no provision for income tax expense during the three months ended September 30, 2001 because the Company does not expect to have an income tax expense for the year ending December 31, 2001.  As a result of the acquisition of Panstera the Company added $1.6 million in deferred tax assets, related to Panstera’s NOL carry-forward, which will be offset against goodwill when utilized.  The combined deferred tax assets of the Company will have a full valuation allowance established until the Company expects that it is more likely than not that the assets will be realized.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue. Revenue increased $33.7 million from $34.5 million for the nine months ended September 30, 2000 to $68.1 million for the nine months ended September 30, 2001, an increase of 97.7%. The increase in revenue resulted from increased shipments of PW111, PW112, PW164, PW165, PW171, and PW365 ImageProcessor ICs.  All of these products, with the exception of the PW164, were products that were newly introduced and not shipping in the period ended September 30, 2000.  The increase in revenue was partially offset by decreased shipments of PW264 and PW364 ImageProcessor ICs.

Gross profit. Gross profit margin was 46.2% for the nine months ended September 30, 2001 compared to 39.4% for the nine months ended September 30, 2000, inclusive of $30,000 and $47,000 of amortization of deferred stock compensation respectively.  The improvement in gross profit margin resulted primarily from the shipment of newly introduced products with higher gross profit margins, and fixed costs being spread over higher revenue. Gross profit margins also improved as a result of an increased percentage of mature products whose gross profit margins were higher than average.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $18.0 million or 26.5% of revenue for the nine months ended September 30, 2001 compared to $7.8 million, or 22.5% of revenue for the nine months ended September 30, 2000. The increase of $10.2 million resulted primarily from an increase in amortization of deferred stock compensation of $4.5 million and a $2.9 million increase in compensation expenses related to an increase in personnel of 30 employees, primarily as a result of the Panstera acquisition, a $1.1 million increase in depreciation and amortization due to purchases of long-term assets, and a $1.3 million increase in expenses related to engineering consulting and development services for products in development.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $13.5 million, or 19.9% of revenue for the nine months ended September 30, 2001 compared to $7.4 million, or 21.4% of revenue for the nine months ended September 30, 2000. Most of the $6.1 million increase resulted from a $2.0 million increase in compensation expenses related to an increase in personnel of 29 employees and an increase in amortization of deferred stock compensation of $744,000 primarily as a result of the acquisition of Panstera. The balance of the increase consisted of an increase of $395,000 in sales commissions, $419,000 increase in rent due to increased building space to support additional headcount, a $298,000 increase in insurance, a $289,000 increase in accounting and legal expenses, a $351,000 increase in depreciation and amortization, and $335,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

Amortization of goodwill and assembled workforce.  Expenses for the amortization of goodwill and assembled workforce were $11.6 million for the nine months ended September 30, 2001.  At the time of the acquisition of Panstera in January 2001, the Company recorded assets of $83.6 million in goodwill, which is being amortized over sixty months, and $1.8 million in assembled workforce, which is being amortized over thirty-six months.  The Company began amortizing these assets in February 2001.

Patent settlement expense.  The Company recorded a one-time charge in February 2000 related to the settlement of a patent dispute.  Under the terms of the settlement agreement, the Company entered into a perpetual license agreement with InFocus Systems, Inc. for the use of its technology specified in two patents held by InFocus in exchange for $2.4 million in cash and 156,863 shares of the Company’s Series D preferred stock, valued at $12.75 per share.  An additional $753,000 of the patent settlement expense was recorded based on the difference between the estimated fair value of the underlying common stock and the Series D conversion price of $8.50 per share.  Pixelworks received a release of any claims InFocus may have against Pixelworks relating to these patents.

Amortization of deferred stock compensation. Stock compensation expense was $6.9 million for the nine months ended September 30, 2001, an increase of $5.3 million from $1.6 million for the nine months ended September 30, 2000. The increase in stock compensation expense is the result of the assumption of Panstera unvested stock option grants to employees.  As a result of the acquisition of Panstera, the Company recorded $13.4 million in deferred stock compensation, which is being amortized on an accelerated method over the vesting period of the assumed stock options.

Interest and other income and expense, net. Interest and other income and expense, net consists of interest income, interest expense and other income.  Interest and other income and expense, net increased $751,000 from $2.8 million for the nine months ended September 30, 2000 to $3.6 million for the nine months ended September 30, 2001.  This increase was primarily related to an increase in interest income of $689,000 that resulted from higher average cash balances as a result of proceeds from the initial public offering in May 2000 off-set by lower yields on invested cash in the current year.

Provision for income taxes.  The Company recorded no provision for income tax expense during the nine months ended September 30, 2001 because the Company does not expect to have an income tax expense for the year ending December 31, 2001.

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash and cash equivalents of $61.9 million and working capital of $100.0 million as compared to cash and cash equivalents of $49.7 million and working capital of $100.4 million as of December 31, 2000.  Principal sources of cash during the nine months ended September 30, 2001 were proceeds from the maturities of marketable securities, net of purchases of marketable securities, of $18.7 million, cash generated by operating activities of $5.3 million and proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $1.6 million. Principal uses of cash during the nine months ended September 30, 2001 were the investment in Jaldi Semiconductor of $7.5 million and property and equipment expenditures and purchases of other assets of $5.8 million.

Accounts Receivable.  Accounts receivable increased to $8.5 million at September 30, 2001 from $6.6 million at December 31, 2000, an increase of $1.9 million.  The increase in accounts receivable was the result of increased shipments.  Average days sales outstanding (“DSO”) were 32 and 33 days at September 30, 2001 and December 31, 2000, respectively.

Inventories.  Inventories increased from $3.3 million at December 31, 2000 to $3.7 million at September 30, 2001, an increase of $400,000.  Inventory turns were 11 and 13 at September 30, 2001 and December 31, 2000, respectively.  An inventory turn of 11 represents approximately 5 weeks of shipments in inventory.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets increased $2.7 million from December 31, 2000 to September 30, 2001.  This increase was primarily due to an increase in prepaid insurance, prepaid royalties and prepaid annual software maintenance fees.

Long-Term Marketable Securities and Other Assets.  Long-term marketable securities consisting of a corporate bond with 12 months remaining to maturity were $2.3 million at September 30, 2001.  The Company invested proceeds from the maturity of short-term marketable securities into long-term marketable securities in 2001 to take advantage of the more favorable interest rates.

Other assets increased $8.1 million from December 31, 2000 to September 30, 2001.  The increase was primarily the result of a $7.5 million investment in Jaldi Semiconductor Corporation on January 31, 2001.

As of September 30, 2001, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 46,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006.  In connection with the acquisition of Panstera, the Company has assumed the leases of two facilities in San Jose, CA for approximately 8,958 square feet.  The total annual estimated costs for these commitments are $926,000, $1.2 million, $1.1 million, $572,000, $352,000 and $59,000 for the years ending December 31, 2001, 2002, 2003, 2004, 2005 and 2006, respectively.  Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

Upon Jaldi’s successful completion of specific development milestones, the Company has an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks stock, or will incur a breakup fee of $10,000,000 if the option is not exercised if required.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 did not have any impact on our financial condition or results of operations for the three months ended September 30, 2001.

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

In connection with FAS 142’s transitional goodwill impairment evaluation, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption.   This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $68.7 million and unamortized identifiable intangible assets in the amount of $1.3 million, which will be subject to the transition provisions of FAS 141 and 142.  Amortization expense related to goodwill was $11.2 million for the 9 months ended September 30, 2001.  Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

Also in August 2001, the FASB issued SFAS No.  144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of APB 30 (“APB 30”), Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred  (rather than as of the measurement date  as  presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment.  The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company has not yet determined what effect this statement will have on its financial statements.

Additional Factors That May Affect Future Results

RISKS RELATED TO OUR OPERATIONS

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

We incurred net losses of approximately $40.6 million during the first nine months of 2001 and approximately $567,000, $4.9 million and $1.6 million and in 2000, 1999 and 1998, respectively. In the future we expect our research and development and selling, general and administrative expenses to increase. Although we were profitable in the second, third and fourth quarters of 2000, we have and will incur substantial non-cash charges relating to the January 2001 acquisition of Panstera, Inc. that will make it very likely that we will again experience a net loss in 2001. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our IC's in certain customer system applications that required us to institute additional IC level testing. As a result of these field failures we have incurred additional costs due to customers returning potentially affected products. Additionally, customers have experienced delays in receiving product shipments from us which resulted in the loss of revenue and profits.

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

Integration of software in our products adds complexity and cost that may affect our ability to achieve design wins and may affect our profitability.

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. During the first nine months of 2001 sales to distributors represented 59.2% of total revenue and during 2000 sales to distributors represented 64.0% of total revenue for the year. During the first nine months of 2001 and for fiscal 2000, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 52.0% and 58.9%, respectively, of our total revenue. For the first nine months of 2001 and during 2000 sales through Tokyo Electron Device to our customer Seiko Epson Corporation represented approximately 11.6% and 16.6%, respectively, of our total revenue. Sale to our top five customers during the first nine months of 2001 accounted for approximately 42.7% of our total sales. Sales to our top five customers accounted for approximately 51.7%, 62.3% and 89.3% for the years ended December 31, 2000, 1999 and 1998 respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

At September 30, 2001, accounts receivable from Tokyo Electron Device represented 38.8% of our total accounts receivable. The failure of this distributor to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 89.7% during the first nine months of 2001 and 95.5%, 92.8% and 51.1% of our total revenue in 2000, 1999 and 1998, respectively. Most of our customers are concentrated in Japan, Korea and Taiwan, with aggregate sales from those three countries accounting for 88.0% of our total revenue during the year ended December 31, 2000 and 81.3% during the first nine months of 2001. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including:

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

We may become subject to claims involving patents or other intellectual property rights. For example, in early 2000 we were notified by InFocus Corporation ("InFocus") that we were infringing patents held by InFocus. In February 2000, we entered into a license agreement with InFocus granting us the right to use the technology covered by the InFocus patents. As a result, we recorded a one-time charge of $4.1 million for patent settlement expense in the first quarter of 2000. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time-consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims also could force us to do one or more of the following:

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We have twelve patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. Competitors in both the United States and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. For example, in January 2001 we completed the acquisition of Panstera, Inc. in exchange for 4.5 million shares of Pixelworks Common Stock. We also made a strategic investment in Jaldi Semiconductor Corporation in January 2001 for $7.5 million with the intent to acquire the remainder of the company for 1.85 million shares of Pixelworks Common Stock contingent upon the satisfactory completion of certain milestones by Jaldi Semiconductor Corporation. The acquisition of Panstera and investment in Jaldi contain a very high level of risk primarily because the investments were made based on in-process technological development that may not be completed, or if completed, may not be commercially viable. If this were the case, our financial results would likely be very negatively affected.

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

Goodwill represents a significant portion of the Company's total assets.

Goodwill represents a significant portion of the Company's total assets and the amortization of goodwill will have a material adverse effect on reported results of operations through at least the end of 2001, and possibly beyond. As of September 30, 2001, goodwill amounted to $73.0 million, or approximately 36%, of the Company's total assets. Currently, the Company anticipates amortizing goodwill at a rate of $4.2 million per quarter in the fourth quarter of 2001, which will have a material adverse effect on the Company's reported results of operations. While recent accounting pronouncements require the Company to discontinue amortizing goodwill after the fourth quarter of 2001, it will then be required to review goodwill for possible impairment on an annual basis beginning with the year ending December 31, 2002. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. We grew from 72 employees on January 1, 2000, to 165 employees on September 30, 2001. In addition, we are currently planning to hire a significant number of additional employees in the second half of this year. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

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

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, during this time, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia and North America. The cyclical nature of the semiconductor industry has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 10,910,625 shares or approximately 26.4% of our outstanding common stock as of September 30, 2001. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

We believe our current cash balances will be sufficient to meet our capital requirements for the next 12 months. However, we may need, or could elect, to seek additional funding prior to that time. To the extent that currently available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Further, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

PART II - OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

During the three-month period ending September 30, 2001, there were no reports on Form 8-K filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: November 13, 2001	/s/ JEFFREY B. BOUCHARD
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)