Form 10-K
period 2001-12-31
PIXELWORKS INC
filed 2002-03-25
CIK 1040161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-30269

PIXELWORKS, INC.

(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8100 SW Nyberg Road, Suite 300, Tualatin, Oregon	97062
(Address of principal executive offices)	(Registrant’s zip code)

(503) 612-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

The aggregate market value of voting Common Stock held by non-affiliates of the registrant at March 19, 2002 was approximately $433,777,000.  For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at March 19, 2002: 42,749,840.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Documents are Incorporated
Portions of Proxy Statement for 2002 Annual Meeting of Shareholders	Part III

1

PART I

Item 1.  BUSINESS

Overview

We are a leading designer, developer and marketer of semiconductors and software for the advanced display industry. We develop products that integrate a microprocessor, memory and image processing circuits that function as a computer on a single chip, or system-on-a-chip.

We began developing our products for the most technically demanding advanced display devices; multimedia projectors, multimedia flat panel monitors, and high-definition televisions. In January 2001, we completed the acquisition of Panstera, Inc., which is developing a broad line of mixed signal integrated circuits (“ICs”) that provide a family of products for mass-market, XGA-resolution LCD monitors.  We are also developing products for emerging markets including electronic devices designed to access and display Web content. In January 2002 we completed the acquisition of nDSP Corporation, a developer and marketer of digital signal processing ICs that enhance video quality in a wide variety of display products for the consumer television market.

Our product line of semiconductors and feature-rich software help our customers simplify their product design, reduce time to market, lower development costs and increase product performance. Our solutions enable our customers to use a common design environment across multiple products.

We have announced that our semiconductors are used in products marketed by Compaq, Dell, Hitachi, InFocus Corporation, NEC-Mitsubishi, Samsung, SANYO, Seiko Epson, Sharp, Sony and ViewSonic.

Industry Background

In order to take full advantage of the large amounts of visual information, users are demanding more sophisticated display devices capable of showing text, graphics and full motion video simultaneously. These products include flat panel monitors, high definition televisions, or HDTVs, and multimedia projectors. Independent research firms are projecting significant growth for these devices over the next several years. The following data have been gathered from published sources that were not specifically prepared or approved for use in this report.

•                  DisplaySearch estimates that the market for flat panel monitors will increase from 6.1 million units in 2000 to 86 million units in 2005, a compound annual growth rate of 70%.

•                  DisplaySearch estimates that the market for flat panel televisions including LCD TVs and plasma displays will increase from 1.1 million units in 2001 to 11.8 million units in 2005, a compound annual growth rate of 81%.

•                  Stanford Resources estimates that the market for Digital Television will increase from 2.4 million units in 2000 to 11.8 million units in 2005, a compound annual growth rate of 38%.

•                  Pacific Media Associates estimates that the market for multimedia projectors will increase from 1.2 million units in 2000 to 2.9 million units in 2004, a compound annual growth rate of 25%.

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

Developing the technology to cost effectively meet the breadth and complexity of new display devices poses several technical challenges. First, the signals delivering content to these devices include analog, digital and video information that has been encoded using a combination of standard and non-standard industry formats. This information must be translated and optimized at very high speeds to match the functionality and display characteristics of different display devices. Second, these new devices require visual information to be displayed in a wide variety of sizes and formats. Each signal, whether analog or digital, must be manipulated to properly display the appropriate image in the correct format on the device. Third, all of these differing signals and formats need to be processed without compromising the visual quality of the information displayed.

The rapid development of high-resolution display technologies has created another challenge. The quality of a display device largely depends on its resolution.  Resolution is defined by the number of picture elements, or pixels, that can be displayed. Pixels on a display are arranged in a matrix made up of a series of rows and columns. With higher resolution, more information can be displayed resulting in a crisper and cleaner image. In order to meet end users’ expectations for higher quality images, new display technologies are frequently introduced with higher resolutions. Today’s mainstream computer monitors use an Extended Graphics Array, or XGA, display consisting of a matrix of 1,024 by 768 pixels. Higher computer resolution formats are emerging such as Super Extended Graphics Array, or SXGA, with 1,280 by 1,024 pixels, and Ultra Extended Graphics Array, or UXGA, with 1,600 by 1,200 pixels. In addition, 18 high definition television formats have been created to support HDTV video content.

The industry is seeking to address some of this complexity and to accelerate the acceptance of flat panel displays through the development of new standards such as the Digital Visual Interface, or DVI, specification, a digital standard for attaching a flat panel monitor to a computer. However, even with development of these standards, today’s technology is reaching its physical limit of transmitting and receiving image data. New standards are required to increase the available transmission capacity, or bandwidth.  Without new standards, the adoption of advanced high-resolution, high-performance display products may be impeded.

Furthermore, the traditional design approach of creating “hard-wired” solutions for specific technical challenges results in single-purpose semiconductors that are difficult to re-configure for new products. The resulting fixed functionality combined with the lengthy design cycles for new products has made it difficult for developers to quickly design high-performance, flexible, multi-featured, and affordable new display products.

Products

Our products include semiconductors, software and software development tools that enable our customers to quickly integrate our system-on-a-chip semiconductors into their end products. Designs using our products are portable across different product lines and models that are segmented into four distinct categories:

SignalProcessors:  Integrated, mixed-signal processing interface electronics that can be combined with the full line of Pixelworks image processing ICs to improve image quality, save space and lower system cost.  These products include analog and digital receivers, video decoders and video deinterlacers.

DisplayProcessors:  Integrated display controllers from Pixelworks combine image scaling and features with variations of analog interfaces, digital interfaces and LCD panel timing controllers.

ImageProcessors:  The high-performance line of display controllers using Pixelworks’ innovative architecture based on an integrated x86 microprocessor, on-chip memory and software.  ImageProcessor ICs can be used across different sizes and resolutions of LCD monitors, multimedia projectors and advanced televisions.

MediaProcessors:  MediaProcessor technology from Pixelworks combines system-on-a-chip hardware, a powerful microprocessor, and software designed for a new class of consumer electronics including televisions, monitors and multimedia projectors capable of combining video, computer graphics and Web content.

Many of our display controller semiconductors include the following features:

•                  Intelligent Image Processing-interprets and resizes incoming image signals to match the resolution and aspect ratio, or the relation of the width to the height of the specific display used in the product

•                  Adaptive Image Optimization-identifies the incoming computer or video signals and adjusts the display to produce the best possible image

•                  Advanced Video Support-recognizes and optimizes incoming video signals, including HDTV, for a wide variety of display resolutions

•                  Software Compatibility-allows customers to rapidly create products across product lines and categories using a common set of software tools

Other features of display controllers include:

•                  Support for a range of resolutions-the ability to handle a full range of resolution standards from 640 by 480 pixels to 2,048 by 1,536 pixels.

•                  Picture-in-Picture-the ability to overlay and view one image source simultaneously with another image source in a resizable and movable window

•                  Keystone Correction-a feature designed for projectors that allows users to adjust the image electronically to compensate for optical distortions in a projected image so it appears square.

•                  Fail-Safe-a patent-pending feature that ensures users can always see their computer desktop even when the graphics signals driving the monitor are set at resolutions or refresh rates beyond the monitor’s capabilities.

Our Software

We provide a complete software development environment that helps customers reduce their time to market by providing an embedded operating system, computer programming code and tools necessary to customize display devices. Our Software Development Kit enables product differentiation through rapid customization of features, performance, and device “look and feel” with fast time to market and reduced development costs. Our software provides a consistent development platform that is portable across product lines and product categories.

The Software Development Kit includes:

•     An operating system, computer programming code and programming tools;

•     Software that provides automatic image optimization that is compatible with a wide range of analog, digital, and video formats;

•     Application programming interfaces that allow the customer to interact with our software and hardware functionality at a high level;

•     Support for a wide range of hardware devices; and

•     Windows-based utilities:

•      GUIBuilder-allows the customer to build graphical on-screen user interfaces

•      Display Configurator-allows the customer to configure timing for particular display panels

•     FlashUpgrader-allows the customer to download software into memory for use by our system-on-   a-chip semiconductors

•                  PW Debug-gives the customer the capability for interactive debugging of the system over a serial interface

Future Product Development

We plan to develop new system-on-a-chip semiconductors that address customer demand and are logical extensions of our design architecture. Higher levels of integration include adding analog to digital converters, video decoders and DVI compliant digital receivers. These higher levels of integration will further reduce the number of components on circuit boards and help to lower overall system costs.

Technology

Our core competency in semiconductor design involves an innovative methodology for developing complex system-on-a-chip designs. Our designs are based on self-contained modules that can be reassembled and reused in new product development programs. We extensively simulate and test our designs using the best available simulation and synthesis tools and internally developed proprietary validation tools.

Integrated Semiconductor Technology

On-chip integration of Microprocessor, Memory and Digital Signal Processor.  Our ImageProcessor and MediaProcessor semiconductors are a complete, integrated display controller on a single chip, which includes automatic image optimization, automatic image resizing and an onboard microprocessor. This single chip replaces all of the individual components of the traditional display controller.

The technical specifications of many of our system-on-a-chip semiconductors include an embedded microprocessor and peripherals, and a high performance digital signal processing, or DSP, core. Our proprietary memory system architecture enables up to 33.2 gigabits per second of bandwidth, and our DSP enables processing of image resolutions as high as Quad Extended Graphics Array, or 2,048 by 1,536 pixels, which requires more than 5 gigabits per second of transmission capacity. By integrating the microprocessor and peripherals, memory, and DSP our products provide a complete solution to the core electronics of a display device.

Broad Interface Flexibility. Our display controllers work with analog or digital signals, ranging from low resolution computer graphics to the latest high-definition television formats.  With the acquisition of Panstera, Inc., we strengthened our mixed signal design capabilities and are expanding our product offerings to include many of the key ICs for advanced display devices.

Complete Software Development Environment. We provide an embedded operating system, source code, and software tools necessary to customize display devices.  Our software development environment includes a proprietary Windows®based user interface creation tool, GUI Builder, which enables customers to create finished products with a distinct “look and feel.” The GUI Builder also allows our customers to easily create multiple differentiated products from the same platform. In addition to controlling the user interface our software forms the heart of the real-time system at the core of any modern display product. Our software provides a consistent development platform that is portable across product lines and product categories. For example, a customer that develops a projector product using our software can easily port that software for use in a monitor. This benefits the customer by dramatically reducing time to market and providing a unique “look and feel” that delivers a consistent customer experience across an entire product portfolio.

Intelligent Image Processing Technology

Our technology supports multi-standard analog and digital video, including digital television or DTV, HDTV, National Television Standards Committee, or NTSC, and other international video standards. Our intelligent image processing products simplify the use and development of display devices. Features of our technology include the following:

Image Scaling and Shaping. Our image processing technology incorporates a proprietary programmable image scaler capable of resizing images to fit a wide variety of aspect ratios, which is the ratio of width to height of display screens, and resolutions. With our scaler, images can be adapted to aspect ratios ranging from traditional 4:3 aspect ratios of conventional computer monitors and televisions to the 16:9 format used in wide screen HDTVs. In addition, content designed for a specific resolution can be intelligently stretched or reduced in real time to fit a new resolution for a specific display without degrading the image. For example low-resolution images are processed by intelligently adding information, so that when the new image is displayed, it looks smooth without jagged image areas. High-resolution content can be displayed on lower resolution displays by intelligently removing information without degrading image quality.

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

Mixed Analog and Digital Signal Support

Our display controller semiconductors can support as many as four different sources of computer and video content to be displayed on a single device through integrated and add-on analog and digital receivers and connectors. Analog computer graphics, digital graphics supporting the DVI standard and video through a variety of sources that can be captured, decoded and optimized.

SmartPanels — Specialized integration of display controller electronics and LCD modules

“SmartPanels” are an emerging manufacturing trend in advanced display products.  SmartPanels integrate all electronics directly onto the LCD display module in order to streamline monitor product development by reducing the number of circuit boards used, lowering assembly costs and minimizing the manufacturing challenges caused by sourcing and integrating an array of individual components from different vendors. SmartPanels cut development time by delivering pre-tested, regulatory approved hardware and software to LCD monitor manufacturers.

Pixelworks has been developing a suite of technologies optimized for SmartPanel applications including integrated electronics combining interface electronics, a display controller, a programmable LCD timing controller with advanced electronic interference reduction and backlight inverter control.

Customers, Sales and Marketing

We have achieved design wins with global leaders in the business computing and consumer electronics markets. We have announced products in production with Compaq, Dell, Hitachi, InFocus, NEC-Mitsubishi, Samsung, SANYO, Seiko Epson, Sharp, Sony and ViewSonic.

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

Our global distribution channel is multi-tiered and involves:

•                  Manufacturers Representatives-Independent sales agents who represent us in local markets and provide pre- and post-sales support and do not carry inventory

•                  Distributors-Resellers in local markets who provide pre- and post-sales support and stock our ImageProcessor semiconductors in direct relation to specific manufacturing customer orders

•                  Integrators-OEM customers who build display devices based on specifications provided by branded manufacturers

•                  Branded Manufacturers-Globally recognized manufacturers who develop display device specifications, manufacture, market and distribute display devices either directly or through resellers to end-users

In Japan, our products are sold through our distributor; Tokyo Electron Device which represented 51.9%, 58.9% and 54.9% of our total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Sales through Tokyo Electron Device to our customer Seiko Epson represented 11.5%, 16.6% and 23.3% of our total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. In Mainland China and Taiwan, we sell through a combination of a network of distributors and direct sales. We support our European and Korean customers through direct sales supported by manufacturer representatives. We sell our products to and support our U.S. customers directly.

Our sales and marketing team included 66 employees as of December 31, 2001. The sales and marketing team includes the architecture support team of 40 application engineers who provide technical expertise and assistance to manufacturing customers on final product development. We have sales, marketing and support offices in Mainland China, Japan, Korea and Taiwan.

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

In addition to our 40 applications engineers, on December 31, 2001, we had 81 engineers, technologists and scientists who are organized into the following functional groups: Integrated Circuit Design, Software Engineering, Systems Engineering and Product and Test Engineering.

We have invested and expect that we will continue to invest significant resources in research and development activities. Our research and development expenses, inclusive of amortization of stock compensation, were $24.2 million, $11.1 million and $5.0 million in 2001, 2000 and 1999, respectively.

Manufacturing

Our products require advanced semiconductor processes and packaging technologies. Within the semiconductor industry we are known as a “fabless” company, meaning that we do not fabricate the semiconductors that we design and develop, but instead rely on third parties to manufacture our products. We have IC foundry relationships with Infineon, Taiwan Semiconductor Manufacturing Corporation, or TSMC, Toshiba and United Microelectronics Corp, or UMC. This approach allows us to concentrate our resources on product design and development where we believe we have greater competitive advantages.

Intellectual Property

We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our system-on-a-chip technology. We currently hold one U.S. patent.  In 2001, we filed 16 patent applications.  As of March 2002, we have 19 patent applications pending with the U.S. Patent and Trademark Office, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling and automatic image optimization and to the Digital Visual Interface standard. We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products as necessary. Any future patents may not be granted and if granted may be invalidated, circumvented, challenged or licensed to others.

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

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaler components. Some of these include Genesis Microchip, Macronix, MRT Inc., Philips, Silicon Image, SmartASIC, STMicroelectronics, and Trumpeon.

Potential competitors may include diversified semiconductor manufacturers including Broadcom Corporation, National Semiconductor and Texas Instruments. In addition, start-up companies may seek to compete in our markets.

Employees

As of December 31, 2001, we had a total of 176 employees—81 in engineering, 66 in sales and marketing, of which 40 are application engineers and 26 are sales and marketing staff, 11 in operations and 18 in finance and administration. Of these employees, 157 are in the United States.  None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good.   The Company’s future success will depend in large part upon its ability to continue to attract, retain, and motivate highly skilled and qualified personnel.

Item 2.  PROPERTIES

We lease 51,775 feet in two buildings located in Tualatin, Oregon, which house our corporate headquarters, and includes engineering, operations, sales and marketing and administrative facilities.  We have leased these spaces through various dates ranging from September 2003 through February 2006.  In connection with our acquisitions of Panstera, Inc. in January 2001 and nDSP Corp. in January 2002, we have added approximately 9,000 square feet in San Jose, California and 14,000 in Campbell, California, respectively.  These leased facilities house research and development.  The leases expire at various dates through May 2006. We rent additional space in various other countries for the purposes of sales and customer support.

Item 3.  LEGAL PROCEEDINGS

On December 7, 2001, a former employee filed a complaint in the Circuit Court of the State of Oregon, Washington County, claiming violations of various state and federal employment and discrimination laws.  The complaint seeks at least $7 million in economic, non-economic and liquidated damages.  The plaintiff asserts several statutory claims, which may require payment of the prevailing party’s attorney’s fees.  Although we believe we have meritorious defenses to all claims, it is impossible at this state to evaluate the likelihood of an unfavorable outcome or to provide an estimate of the amount or range of potential loss, if any.

We are involved in other litigation from time to time that is routine in nature and incidental to the outcome of our business.  We believe that the outcome of any such litigation would not have a material adverse effect on our financial condition, cash flows, or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On May 19, 2000 the Company completed its Initial Public Offering (“IPO”) selling 5,750,000 shares of Common Stock at $10.00 per share.  In June of 2000 the Company sold an additional 862,500 shares of Common Stock pursuant to the terms of the over-allotment agreement related to the IPO.

The Company’s Common Stock is listed for trading on the Nasdaq National Market under the symbol “PXLW”.  The stock began trading on May 19, 2000.  The following table sets forth for the periods indicated the highest and lowest closing sales prices for the Common Stock, as reported by the Nasdaq National market.

Fiscal 2000
	High	Low
Second quarter, from May 19	$23.063	$10.891
Third quarter	$48.500	$22.563
Fourth quarter	$48.250	$28.250

Fiscal 2001
	High	Low
First quarter	$26.750	$10.000
Second quarter	$35.740	$8.313
Third quarter	$34.300	$10.040
Fourth quarter	$19.000	$9.410

As of March 19, 2002, there were approximately 360 shareholders of record, and the last per share sales price of the Common Stock on that date was $13.

The Company has not declared any cash dividends in the past two fiscal years.  The Company expects to retain any earnings to finance the expansion and development of its business and has no plans to declare cash dividends.  The payment of dividends is within the discretion of the Company’s Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

Item 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2001	2000	1999	1998	1997 (1)
Statement of Operations Data:
Revenue	$90,808	$52,593	$12,812	$978	$400
Cost of revenue	46,499	31,342	8,369	22	24
Gross profit	44,309	21,251	4,443	956	376
Operating expenses:
Research and development	18,096	10,225	4,805	1,446	215
Selling, general and administrative expenses	16,373	9,708	4,366	1,314	590
Amortization of goodwill and assembled workforce	15,982	-	-	-	-
Patent settlement expense	-	4,078	-	-	-
In-process research and development expense	32,400	-	-	-	-
Amortization of deferred stock compensation	8,461	2,227	565	-	-
Total operating expenses	91,312	26,238	9,736	2,760	805
Loss from operations	(47,003)	(4,987)	(5,293)	(1,804)	(429)
Interest and other income, net	4,444	4,420	409	215	53
Loss before income taxes	(42,559)	(567)	(4,884)	(1,589)	(376)
Income taxes	-	-	-	14	-
Net loss	(42,559)	(567)	(4,887)	(1,603)	(376)
Preferred stock beneficial conversion feature	-	(9,996)	-	-	-
Accretion of preferred stock redemption preference	-	(2,100)	(4,278)	(10)	-
Net loss attributable to common shareholders	$(42,559)	$(12,663)	$(9,165)	$(1,613)	$(376)
Net loss per share:
Basic and diluted	$(1.05)	$(0.50)	$(1.53)	$(0.61)	$(0.45)
Weighted average shares	40,662	25,573	5,971	2,660	828

Balance Sheet Data:

Cash and cash equivalents	$53,288	$49,681	$12,199	$6,119	$367
Working capital	98,820	100,371	12,770	4,427	568
Total assets	202,839	120,294	18,394	7,676	1,006
Long-term obligations, net of current portion	-	-	591	-	-
Redeemable convertible preferred stock	-	-	23,701	7,755	1,145
Total shareholders’ equity (deficit)	193,633	106,453	(9,295)	(1,908)	(295)

(1) Results of operations are for the period from January 16, 1997 (date of inception) to December 31, 1997

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We design, develop and market system-on-a-chip integrated circuits (“ICs”) and software for the advanced display industry. Our technology translates and optimizes video, computer graphics, and visual Web information for display on a wide variety of electronic devices. We have announced products in production with Compaq, Dell, Hitachi, InFocus Corporation, NEC-Mitsubishi, Samsung, SANYO, Seiko Epson, Sharp, Sony and ViewSonic.

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

Also on January 30, 2001 we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. (“Panstera”), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock.  The acquisition was recorded as a purchase transaction.  The Company recorded a $32.4 million charge for in-process research and development (“IPR&D”) related to the Panstera acquisition.  Panstera is a fabless semiconductor company that is developing a broad line of mixed signal ICs that provide an end-to-end family of products for mass market, XGA resolution LCD monitors.  At the time of the acquisition, Panstera did not have any products that had reached technological feasibility.  Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value.  The projects included the development of digital and analog receivers as well as digital processor ICs.  The projects ranged from 50% to 85% complete.  All projects had expected completion dates within one year and an estimated aggregate cost to complete of $3.2 million.  Currently, one of the product groups has been completed while three remain in development.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. in exchange for approximately 1,200,000 shares of Pixelworks stock.  A privately held fabless semiconductor company, nDSP is an emerging provider of video processing ICs designed to enhance the picture quality of mainstream consumer televisions, flat panel displays, and multimedia projectors.  The transaction will be accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. will be included in the Company’s financial statements beginning on the date of acquisition.  Pixelworks expects to record a one-time charge in the quarter ending March 31, 2002 for purchased in-process research and development expenses related to the acquisition.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in Japan, Taiwan and China. Manufacturers representatives support European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Japan, Mainland China, Taiwan and Korea.

We recognize revenue from product sales upon shipment. Pixelworks complies with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Reserves for sales returns and allowances are recorded at the time of shipment.

Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 42.9%, 51.7% and 62.3% for the years ended December 31, 2001, 2000 and 1999, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 91.4%, 95.5% and 92.8% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, prepaid expenses, intangible assets, income taxes, warranty obligations and contingencies and litigation and other contingencies. Pixelworks bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Pixelworks believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience.  If actual customer returns increase as a result of future product introductions the Company may be required to recognize additional reductions to revenue. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Pixelworks provides for the estimated cost of product warranties at the time revenue is recognized. While Pixelworks engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, Pixelworks’ estimated warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Pixelworks’ estimates, revisions to the estimated warranty liability would be required. Pixelworks writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company holds a minority equity interest in a company having operations or technology in areas within its strategic focus. The Company may record an investment impairment charge if it believes the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Pixelworks records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Pixelworks determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth certain financial data for the Company for the periods indicated as a percentage of revenue.

	Years Ended December 31,
	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	51.2	59.6	65.3
Gross profit	48.8	40.4	34.7
Operating expenses:
Research and development (2)	19.9	19.4	37.5
Selling, general and administrative expense (3)	18.0	18.5	34.1
Amortization of goodwill and assembled workforce	17.6	0.0	0.0
Patent settlement expense	0.0	7.8	0.0
In-process research and development expense	35.7	0.0	0.0
Amortization of deferred stock compensation	9.3	4.2	4.4
Total operating expense	100.5	49.9	76.0
Loss from operations	(51.7)	(9.5)	(41.3)
Interest and other income, net	4.9	8.4	3.2
Loss before income taxes	(46.8)	(1.1)	(38.1)
Provision (benefit) for income taxes	0.0	0.0	0.0
Net loss	(46.8)%	(1.1)%	(38.1)%

Amount excludes amortization of deferred stock
compensation of:
(1) Cost of revenue	0.0%	0.1%	0.1%
(2) Research and development	6.8%	1.6%	1.8%
(3) Selling, general and administrative	2.5%	2.5%	2.5%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue. Revenue increased $38.2 million from $52.6 million for the year ended December 31, 2000 to $90.8 million for the year ended December 31, 2001.  The increase in revenue resulted from increased shipments of PW111, PW112, PW164, PW165, PW171, and PW365 ImageProcessor ICs.  All of these products, with the exception of the PW164, were products that were newly introduced and not shipping in the year ended December 31, 2000.  The increase in revenue was partially offset by decreased shipments of PW264 and PW364 ImageProcessor ICs.

Gross profit. Gross profit margin was 48.8% of total revenue for the year ended December 31, 2001 compared to 40.3% of total revenue for the year ended December 31, 2000, inclusive of $40,000 and $70,000 of amortization of deferred stock compensation, respectively.  The improvement in gross profit margin resulted primarily from the introduction of new products with higher average gross profit margins, and fixed costs being spread over higher revenues.  Approximately 29% of revenue for the year ended December 31, 2001 was from newly introduced products that were not shipping in the year ended December 31, 2000.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $24.2 million or 26.7% of total revenue for the year ended December 31, 2001 compared to $11.1 million, or 21.0% of total revenue for the year ended December 31, 2000. The increase of $13.1 million resulted primarily from a $5.3 million increase in amortization of deferred stock compensation and a $3.5 million increase in compensation expenses related to an increase in personnel of 37 employees, primarily as a result of the Panstera acquisition.  Upon completion of the acquisition in January 2001, the Company recorded deferred stock compensation expense related to the unvested portion of the stock option grants to employees that were assumed by Pixelworks.  The balance of the increase was primarily the result of a $2.0 million increase in expenses related to engineering consulting services and development services for products in development and a $1.5 million increase in depreciation and amortization.

Selling, general and administrative. Selling, general and administrative expense, including amortization of deferred stock compensation, was $18.6 million, or 20.5% of total revenue for the year ended December 31, 2001 as compared to $11.0 million, or 21.0% of total revenue for the year ended December 31, 2000.  Most of the $7.6 million increase resulted from a $2.6 million increase in compensation expenses related to an increase in personnel of 27 employees.  Amortization of deferred stock compensation increased $940,000 primarily as a result of the acquisition of Panstera.  Additionally, rent increased $559,000 due to an increase in building space to support higher headcounts, depreciation and amortization increased $472,000 due to additional purchases of long-term assets, outside services increased $379,000 primarily for legal and accounting services, and sales commissions increased $410,000 due to higher revenue. The balance of the increase consisted primarily of a $391,000 increase in insurance and $410,000 increase in travel related to customer visits to support products in development.

Amortization of goodwill and assembled workforce.  Expenses for the amortization of goodwill and assembled workforce were $16.0 million for the year ended December 31, 2001.  At the time of the acquisition of Panstera in January 2001, the Company recorded $84.2 million of goodwill, which is being amortized over sixty months, and $1.8 million of assembled workforce, which is being amortized over thirty-six months.  The Company began amortizing these assets in February 2001.  As a result of the adoption of SFAS 142, the Company does not expect to incur any additional expenses for the amortization of goodwill and assembled workforce beyond December 31, 2001.

In-process research and development expense.  The Company recorded a one-time charge of $32.4 million in the first quarter of 2001 to write off the in-process research and development that resulted from the acquisition of Panstera, Inc. The value assigned to IPR&D related to research projects for which technological feasibility had not been established.  The value was determined by estimating the net cash flows from the sale of products from 2001 through 2005 resulting from the completion of such projects, and discounting the net cash flows back to their present value.

Amortization of deferred stock compensation. Stock compensation expense was $8.5 million for the year ended December 31, 2001, an increase of $6.3 million from $2.2 million for the year ended December 31, 2000. The increase in stock compensation expense resulted from the unvested portion of stock option grants to employees.  As a result of the acquisition of Panstera, the Company recorded $13.4 million in deferred stock compensation, which is being amortized on an accelerated method over the vesting period of the assumed options.  Amortization of the December 31, 2001 balance of $5.7 million in deferred stock compensation is estimated to be $3.8 million, $1.6 million and $308,000 for the years ending December 31, 2002, 2003, and 2004, respectively.

Interest and other income and expense, net. Interest and other income and expense, net consists of interest income and other non-operating income and expenses.  Interest and other income and expense, net was unchanged from $4.4 million for the year ended December 31, 2000 to $4.4 million for the year ended December 31, 2001.  Although the Company maintained higher average cash balances for the year ended December 31, 2001, the yields on invested cash in the current year were lower than those for the year ended December 31, 2000.

Provision for income taxes.  The Company recorded no net provision for income tax expense during the year ended December 31, 2001.  As a result of the acquisition of Panstera the Company added $1.2 million in deferred tax assets, related to Panstera’s net operating loss carry forward which, when realized will be offset against goodwill.  As of December 31, 2001 we had approximately $5.6 million of net operating loss carryforwards to offset against future taxable income the benefit of which when utilized will go to equity and goodwill.  The carryforwards expire on various dates through 2021, if not used.  Utilization of a portion of net operating losses is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.

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

Gross profit. Gross profit margin was 40.3% of total revenue for the year ended December 31, 2000 compared to 34.6% of total revenue for the year ended December 31, 1999, inclusive of $70,000 and $7,000 of amortization of deferred stock compensation respectively.  The improvement in gross profit margin resulted primarily from higher gross profit margins on the PW264 and PW364 ImageProcessor IC s as a result of lower product costs on those products as well as from higher volume shipment of the PW164 ImageProcessor IC, which had higher gross profit margins than the PW364 and PW264 ImageProcessor ICs.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $11.1 million or 21.0% of total revenue for the year ended December 31, 2000 compared to $5.0 million, or 39.3% of total revenue for the year ended December 31, 1999. The increase of $6.1 million resulted primarily from a $2.2 million increase in compensation expenses primarily related to an increase in personnel of 16 employees, a $1.7 million increase in expenses related to engineering consulting services and development services for products in development, and a $792,000 increase in depreciation and amortization.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $11.0 million, or 21.0% of total revenue for the year ended December 31, 2000 as compared to $4.7 million, or 36.6% of total revenue for the year ended December 31, 1999.  Most of the $6.3 million increase resulted from a $2.9 million increase in compensation expenses related to an increase in personnel of 23 employees, $1.0 million in amortization of deferred compensation and $601,000 increase in sales commissions due to higher revenue. The balance of the increase consisted primarily of a $266,000 increase in insurance, $328,000 increase in rent due to an increase in building space, and $342,000 increase in travel as a result of an increase in the number of customer visits and investor relations activities.

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

Liquidity and Capital Resources

As of December 31, 2001, the Company had cash and cash equivalents of $53.3 million and working capital of $98.8 million as compared to cash and cash equivalents of $49.7 million and working capital of $100.4 million as of December 31, 2000.  Principal sources of cash during the year ended December 31, 2001 were proceeds from the maturities of marketable securities, net of purchases of marketable securities, of $6.1 million, cash generated by operating activities of $10.4 million and proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $1.7 million. Principal uses of cash during the year ended December 31, 2001 were the investment in Jaldi Semiconductor of $7.5 million, and property and equipment expenditures and purchases of other assets of $7.1 million.

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

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets increased $2.3 million from December 31, 2000 to December 31, 2001.  This increase was primarily due to an increase in prepaid insurance, prepaid royalties and prepaid annual software maintenance fees.

Long-Term Marketable Securities and Other Assets.  Long-term marketable securities consisting of federal agency bonds with 2 years remaining to maturity were $7.5 million at December 31, 2001.  The Company invested proceeds from the maturity of short-term marketable securities into long-term marketable securities in 2001 to take advantage of the more favorable interest rates.

Other assets increased $8.8 million from December 31, 2000 to December 31, 2001.  The increase was primarily the result of a $7.5 million investment in Jaldi Semiconductor Corporation on January 31, 2001.

As of December 31, 2001, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 46,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006 and two facilities in San Jose, CA for approximately 8,958 total square feet.  The total annual estimated costs for these commitments are $1.2 million, $1.1 million, $572,000, $352,000 and $59,000 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.  In connection with the nDSP in January 2002, the Company has assumed leases for approximately 14,320 square feet in a facility in Campbell, California.  The lease agreements expire at various date through May 2006.  Annual lease costs will be approximately $506,000, $513,000, $529,000,

$545,000 and $230,000 for the years ending December 31, 2002 through 2006, respectively.  In March 2002 the Company leased an additional 6,018 square feet in one of its Tualatin facilities.  The lease, which expires in 17 months, has a total cost of $194,000.  Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

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

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 did not have any impact on our financial condition or results of operations for the year ended December 31, 2001.

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

In connection with FAS 142’s transitional goodwill impairment evaluation, the Company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $67.9 million and unamortized identifiable intangible assets in the amount of $1.3 million, which will be subject to the transition provisions of FAS 141 and 142.  Amortization expense related to goodwill was $15.4 million for the year ended December 31, 2001.  Because of the extensive effort needed to comply with adopting FAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

Forward-looking Statements

The statements in this Annual Report on Form 10-K relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the company’s business. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict including those below under the caption “Risk Factors.”  The forward-looking statements contained in this Form 10-K speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

RISK FACTORS

Investing in our shares of common stock involves a high degree of risk.  If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR OPERATIONS

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

We incurred net losses of approximately $42.6 million, $567,000 and $4.9 million 2001, 2000 and 1999, respectively. In the future we expect our research and development and selling, general and administrative expenses to increase.  Given expected increases in operating expense, we must increase revenues and gross profit to become profitable.  We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

• the deferral of customer orders in anticipation of our new products or product enhancements or due to a reduction in our end customers’ demand;

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

These factors are difficult to forecast, and these or other factors could seriously harm our business. We anticipate the rate of new orders may vary significantly from quarter to quarter. Our operating expenses and inventory levels are based on our expectations of future revenues and our operating expenses are relatively fixed in the short term. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters may be negatively impacted. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of our future performance. It is possible that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the price of our common stock may decline significantly.

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

The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our IC’s in certain customer system applications that required us to institute additional IC level testing. As a result of these field failures we have incurred additional costs due to customers returning potentially affected products and have been required to resell products from third parties in order to meet certain customer commitments. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits.

If we do not achieve additional design wins in the future, our ability to grow would be seriously limited.

Our future success will depend on developers of advanced display devices designing our products into their systems. To achieve design wins we must define and deliver cost-effective, innovative and integrated semiconductors. Once a supplier’s products have been designed into a system, the developer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure on our part to obtain additional design wins with leading branded manufacturers or integrators, and to successfully design, develop and introduce new products and product enhancements could harm our business, financial condition and results of operations.

Achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer, if that developer’s products are not commercially successful.

Because of the complex nature of our semiconductor designs and the associated manufacturing process and the rapid evolution of our customers’ product design we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenues.

The development of our semiconductors, which incorporate mixed analog and digital signal processing, is highly complex. These complexities require that we employ advanced designs and manufacturing processes that are unproven. Since commencing our operations, we have experienced increased development time and delays in introducing new products. We will not always succeed in developing new products or product enhancements nor do so in a timely manner. With the acquisitions of Panstera and nDSP, we have significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple, geographically dispersed locations that were formerly done in one location.

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

Our products incorporate software and software development tools. The integration of software adds complexity, may extend our internal development programs and could impact our customers’ development schedules. This complexity requires increased coordination between hardware and software development schedules and may increase our operating expenses without a corresponding increase in product revenue. Some customers and potential customers may choose not to use our products because of the additional requirements of implementing our software, preferring to use a product that works with their existing software. This additional level of complexity lengthens the sales cycle and may result in customers selecting competitive products requiring less software integration.

A significant amount of our revenue comes from a few customers and distributors and any decrease in revenues from, or loss of any of, these customers or distributors could significantly reduce our total revenues.

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 60.5% and 64.0% of total revenue for the years ending December 31, 2001 and 2000, respectively.  During the years ending December 31, 2001 and 2000, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 51.9% and 58.9%, respectively, of our total revenue. During 2001 and 2000 sales through Tokyo Electron Device to our customer Seiko Epson Corporation represented approximately 11.5% and 16.6%, respectively, of our total revenue.  Sales to our top five customers accounted for approximately 42.9%, 51.7% and 62.3% for the years ended December 31, 2001, 2000 and 1999 respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

At December 31, 2001, accounts receivable from Tokyo Electron Device represented 35.9% of our total accounts receivable. The failure of this distributor to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 91.4%, 95.5% and 92.8% of our total revenue in 2001, 2000 and 1999, respectively. Most of our customers are concentrated in Japan, Korea and Taiwan, with aggregate sales from those three countries accounting for 82.1% and 88.0% of our total revenue during the year ended December 31, 2001 and 2000, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including:

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

We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third party foundries for wafer fabrication and other contract manufacturers for assembly and electrical testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect that this may occur in the future.  We do not have a long-term supply contract with any of our contract manufacturers and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. From time to time our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margins. We try not to maintain substantial inventories of products, but need to order products long before we have firm purchase orders for those products which could result in excess inventory or inventory shortages.

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

Our products require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least six months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s processes is at least four months, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products, which may result in lost revenues and damaged customer relationships.

Our future success depends upon the continued services of key personnel, many of whom would be difficult to replace and the loss of one or more of these employees could seriously harm our business by delaying product development.

Our future success depends upon the continued services of our executive officers, key hardware and software engineers, and sales, marketing and support personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. Particularly, because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. In particular, the loss of the services of Allen Alley, our President, Chief Executive Officer and Chairman; Michael West, our Vice President and Chief Technology Officer; or Robert Greenberg, our Senior Vice President, could materially and adversely affect us. We are currently planning to hire a significant number of additional employees this year and in future periods, and we believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, and sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenues and business could be seriously harmed.

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

We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s equipment can take up to six months or more. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when we achieve a design win, the customer may never ship systems incorporating our products. Because of our relatively limited history in selling our products, we cannot assure you that the time required for the testing, evaluation and design of our products by our customers would not exceed six months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures.  Additionally, if actual sales volumes for a particular product are substantially less than originally forecasted, we may experience large write-offs of capitalized license fees and prepaid royalties that would negatively affect our operating results.

Shortages of other key components for our customers’ products could delay our ability to sell our products.

Shortages of components and other materials that are critical to the design and manufacture of our customers’ products could limit our sales. These components include liquid crystal display panels and other display components, analog-to-digital converters, digital receivers and video decoders. During 2000, some companies that used our products experienced delays in the availability of key components from other suppliers, which, in turn, threatened a delay in demand for the products that we supplied to them.

Shortages of materials used in the manufacturing of our products may increase our costs or limit our revenues and impair our ability to ship our products on time.

From time to time, shortages of materials that are used in our products may occur. In particular, we may experience shortages of semiconductor wafers and packages. If material shortages occur, we may incur additional costs or be unable to ship our products to our customers in a timely fashion, all of which could harm our business and negatively impact our earnings.

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

Despite testing by us and our customers, errors or performance problems may be found in existing or new semiconductors and software. This could result in a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs. They could also divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our semiconductors and would likely harm our business. Defects, integration issues or other performance problems in our semiconductors and software could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us even if unsuccessful, would likely be time consuming and costly to defend.

The concentration of our manufactures and customers in the same geographic region increases our risk that a natural disaster, labor strike or political unrest could disrupt our operations.

Our current manufacturers and most of our customers are located in Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. In September 1999, a current manufacturer’s facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers’ and customers are located likely would result in the disruption of our foundry partners’ assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

Others may bring infringement actions against us that could be time-consuming and expensive to defend.

We may become subject to claims involving patents or other intellectual property rights. For example, in early 2000 we were notified by InFocus Corporation (“InFocus”) that we were infringing patents held by InFocus. In February 2000, we entered into a license agreement with InFocus granting us the right to use the technology covered by the InFocus patents. As a result, we recorded a one-time charge of $4.1 million for patent settlement expense in the first quarter of 2000. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time-consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims also could force us to do one or more of the following:

• stop selling products using technology that contains the allegedly infringing intellectual property;

• attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all;

• attempt to redesign those products that contain the allegedly infringing intellectual property; and

• pay damages for past infringement claims that are determined to be valid or which are arrived at in settlement of such litigation or threatened litigation.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold one patent and have nineteen patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. Competitors in both the United States and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. For example, in January 2001 we completed the acquisition of Panstera, Inc. in exchange for 4.5 million shares of Pixelworks Common Stock. We also made a strategic investment in Jaldi Semiconductor Corporation in January 2001 for $7.5 million with the intent to acquire the remainder of the company for 1.85 million shares of Pixelworks Common Stock contingent upon the satisfactory completion of certain milestones by Jaldi Semiconductor Corporation. In January 2002, we acquired all of the outstanding shares of nDSP Delaware, Inc. (“nDSP”) for 1.2 million shares of Pixelworks common stock.  The acquisitions of Panstera and nDSP and the investment in Jaldi contain a very high level of risk primarily because the investments were made based on in-process technological development that may not be completed, or if completed, may not be commercially viable. If this were the case, our financial results would likely be very negatively affected.

These and any future acquisitions and investments could result in:

•              issuance of stock that dilutes current stockholders’ percentage ownership;

•              incurrence of debt;

•              assumption of liabilities;

•              amortization expenses related to other intangible assets;

•              impairment of goodwill; or

•              large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including:

•              problems combining the purchased operations, technologies or products;

•              unanticipated costs;

•              diversion of management’s attention from our core business;

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

Goodwill represents a significant portion of the Company’s total assets.

As of December 31, 2001, goodwill amounted to $67.9 million, or approximately 33%, of the Company’s total assets. Effective January 1, 2002 with the adoption of new accounting standards the Company will be required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. We grew from 72 employees on January 1, 2000, to 176 employees on December 31, 2001.  Since that time we have added 46 employees, bringing our head count to 222 as of March 1, 2002.  Of the new employees 41 were added as a result of the acquisition of nDSP, including 25 employees located in the People’s Republic of China.  We are currently planning to hire additional employees in the second half of this year. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

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

Our products are incorporated into our customers’ products, which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific computers, video standards and other devices. If our customers’ products are not compatible with these protocols and standards, consumers will return these products, or consumers will not purchase these products, and the markets for our customers’ products could be significantly reduced. As a result, a portion of our market would be eliminated, and our business would be harmed.

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

The market for Internet enabled display products may not evolve rapidly enough to support expanded market acceptance of our products and industry standards in this market continue to evolve.

If the emerging market for Internet enabled display products  does not develop or does not evolve fast enough to support rapid market acceptance of our products, our business, financial condition and results of operations will be materially and adversely affected. The Internet enabled display products  market includes netTVs, screenphones, e-mail terminals, Web terminals and tablets. Our success will depend on our ability to achieve design wins with customers developing new products and enhanced products for the Internet enabled display products market and their ability to successfully introduce and promote these products. There can be no assurance that the Internet enabled display products market will develop to the extent or in the timeframes necessary to support expansion of our business. We anticipate that Internet enabled display products products will be generally based on industry standards, which are continually evolving. The emergence of new industry standards could render our products or our customers products unmarketable or obsolete and we may incur substantial unanticipated costs to comply with any new standards. Moreover, our past sales have resulted, to a significant extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products addressing changes within our industry. Our continued ability to adapt to industry changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and our prospects for growth. There can be no assurance that we will be able to anticipate the evolving standards in the semiconductor industry and, in particular, the applications in the Internet enabled display products market, or that we will be able to successfully develop and introduce new products into this market.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 10,597,445 shares or approximately 25.6% of our outstanding common stock as of December 31, 2001. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

We believe our current cash balances will be sufficient to meet our capital requirements for the next 12 months; however, we may need, or could elect, to seek additional funding prior to that time. To the extent that currently available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Further, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to any of our sales. We incur operating expenses related to operations of our local offices in Japan, Taiwan, Korea, China and other countries that are denominated in currencies other than the U.S. dollar.  We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates.  However, management believes that the effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.  We do not currently hedge against foreign currency rate fluctuations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company’s Financial Statements and the Independent Auditors Report thereon are presented in the following pages.  The Financial Statements filed in Item 8 are as follows:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows of the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Pixelworks, Inc.:

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pixelworks, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Portland, Oregon
January 16, 2002

PIXELWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53,288	$49,681
Marketable securities	40,517	54,051
Accounts receivable, net	6,378	6,608
Inventories, net	4,176	3,280
Prepaid expenses and other current assets	3,667	592
Total current assets	108,026	114,212

Marketable securities	7,450	–
Property and equipment, net	5,463	3,660
Goodwill and assembled workforce, net	69,162	–
Other assets, net	12,738	2,422
Total assets	$202,839	$120,294

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,391	$9,120
Accrued liabilities	6,815	4,721
Total current liabilities	9,206	13,841

Shareholders’ equity:
Common stock, $.001 par value. Authorized 250,000,000 shares; 41,398,324 and 36,812,580 shares issued and outstanding at December 31, 2001 and 2000, respectively.	259,363	126,260
Deferred stock compensation	(5,658)	(2,206)
Note receivable for common stock	(84)	(172)
Accumulated deficit	(59,988)	(17,429)
Total shareholders’ equity	193,633	106,453
Total liabilities and shareholders’ equity	$202,839	$120,294

The accompanying notes are an integral part of these consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except share and per share data)
Revenue	$90,808	$52,593	$12,812

Cost of revenue(1)	46,499	31,342	8,369

Gross profit	44,309	21,251	4,443

Operating expenses:
Research and development(2)	18,096	10,225	4,805
Selling, general and administrative(3)	16,373	9,708	4,366
Amortization of goodwill and assembled workforce	15,982	–	–
Patent settlement expense	–	4,078	–
In-process research and development expense	32,400	–	–
Amortization of deferred stock compensation	8,461	2,227	565
Total operating expenses	91,312	26,238	9,736
Loss from operations	(47,003)	(4,987)	(5,293)

Interest income	4,444	4,562	519
Interest expense	–	(38)	(110)
Other expense, net	–	(104)	–
Interest and other income, net	4,444	4,420	409
Loss before income taxes	(42,559)	(567)	(4,884)

Income tax provision	–	–	3

Net loss	(42,559)	(567)	(4,887)

Preferred stock beneficial conversion feature	–	9,996	–
Accretion of preferred stock redemption preference	–	2,100	4,278

Net loss attributable to common shareholders	$(42,559)	$(12,663)	$(9,165)

Basic and diluted net loss per share	$(1.05)	$(0.50)	$(1.53)

Weighted average shares — basic and diluted	40,661,642	25,573,392	5,970,785

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$40	$70	$7
(2) Research and development	6,150	826	233
(3) Selling, general and administrative	2,271	1,331	325

The accompanying notes are an integral part of these consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net loss	$(42,559)	$(567)	$(4,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,435	2,418	1,303
Deferred income taxes	(2,256)	–	–
Write-off of property and equipment and other assets	–	516	74
Provision for doubtful accounts	–	57	160
Income tax benefits from disqualifying dispositions	2,256	–	–
Amortization of goodwill and assembled workforce	15,982	–	–
Amortization of deferred stock compensation	8,461	2,227	565
In-process research and development expense	32,400	–	–
Non-cash portion of patent settlement expense	–	2,752	–
Changes in operating assets and liabilities:
Accounts receivable	230	(4,128)	(2,614)
Inventories	(896)	(1,876)	(1,361)
Prepaid expenses and other current assets	(1,618)	(571)	(10)
Accounts payable	(7,070)	8,408	455
Accrued liabilities	2,094	3,203	1,277
Other non-current assets	(1,052)	–	–
Other long-term liabilities	–	(6)	6
Net cash provided by (used in) operating activities	10,407	12,433	(5,032)

Cash flows from investing activities:
Purchases of property and equipment	(4,988)	(4,161)	(1,710)
Purchases of other assets and investments	(9,599)	(2,622)	(480)
Purchase of investments	(68,561)	(57,051)	–
Proceeds from the maturities of investments	74,645	3,000	–
Net cash used in investing activities	(8,503)	(60,834)	(2,190)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	–	(669)	669
Payments on long-term debt	–	(1,083)	(248)
Proceeds from issuances of preferred stock	–	26,528	11,668
Proceeds from initial public offering, net of costs	–	60,528	–
Issuances of common stock	1,703	579	1,213
Net cash provided by financing activities	1,703	85,883	13,302

Increase in cash and cash equivalents	3,607	37,482	6,080
Cash and cash equivalents at beginning of year	49,681	12,199	6,119
Cash and cash equivalents at end of year	$53,288	$49,681	$12,199

Supplemental disclosure of cash flow information:
Cash paid during the respective year for:
Interest	$–	$–	$110
Income taxes	$118	$–	$–
Supplemental disclosure of non-cash investing and financing activities:
Conversion of line of credit to term note	$–	$–	$1,331
Preferred stock beneficial conversion feature	–	9,996	–
Accretion of preferred stock redemption preference	–	2,100	4,278
Note receivable for issuance of common stock	–	–	199
Warrants exercised for common stock	–	–	71

The accompanying notes are an integral part of these consolidated financial statements.

PIXELWORKS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

	Redeemable convertible preferred stock		Common stock
	Shares	Amount	Shares	Amount	Deferred Stock Compensation	Note Receivable for Common Stock	Accumulated deficit	Total shareholders’ equity(deficit)
	(in thousands, except share data)
Balances as of December 31, 1998	8,406,981	$7,755	7,500,000	$71	$–	$–	$(1,979)	$(1,908)

Issuance of Series C redeemable convertible preferred stock	2,493,026	11,668	–	–	–	–	–	–
Exercise of options and issuance of common stock	–	–	521,115	162	–	(199)	–	(37)
Exercise of warrants	–	–	1,853,198	1,250	–	–	–	1,250
Deferred compensation related to stock options	–	–	–	2,795	(2,795)	–	–	–
Amortization of deferred stock compensation	–	–	–	–	565	–	–	565
Accretion of preferred stock redemption preference	–	4,278	–	(4,278)	–	–	–	(4,278)
Net loss	–	–	–	–	–	–	(4,887)	(4,887)
Balances as of December 31, 1999	10,900,007	23,701	9,874,313	–	(2,230)	(199)	(6,866)	(9,295)

Issuance of Series D convertible preferred stock	2,239,212	28,528	–	–	–	–	–	–
Stock issued under stock option and stock purchase plans	–	–	616,938	552	–	27	–	579
Initial public offering	–	–	6,612,500	60,528	–	–	–	60,528
Deferred compensation related to stock options	–	–	–	2,203	(2,203)	–	–	–
Amortization of deferred stock compensation	–	–	–	–	2,227	–	–	2,227
Preferred stock beneficial conversion feature	–	10,748	–	–	–	–	(9,996)	(9,996)
Accretion of preferred stock redemption preference	–	2,100	–	(2,100)	–	–	–	(2,100)
Conversion of preferred stock to common in connection with initial public offering	(13,139,219)	(65,077)	19,708,829	65,077	–	–	–	65,077
Net loss	–	–	–	–	–	–	(567)	(567)
Balances as of December 31, 2000	–	–	36,812,580	126,260	(2,206)	(172)	(17,429)	106,453

Stock issued under stock option and stock purchase plans and tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	–	–	862,799	3,040	-	88	-	3,128
Shares issued in connection with Panstera acquisition	–	–	3,722,945	131,590	(13,440)	–	–	118,150
Reversal of deferred compensation related to terminations	–	–	–	(1,527)	1,527	–	–	–
Amortization of deferred stock compensation	–	–	–	–	8,461	–	–	8,461
Net loss	–	–	–	–	–	–	(42,559)	(42,559)
Balances as of December 31, 2001	–	$–	41,398,324	$259,363	$(5,658)	$(84)	$(59,988)	$193,633

The accompanying notes are an integral part of these consolidated financial statements.

PIXELWORKS, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Pixelworks, Inc. (“Pixelworks”) designs and develops complete system-on-a-chip solutions that enable the visual display of broadband content. Pixelworks’ technology interprets and optimizes video, computer graphics, and visual Web information for display on a wide variety of devices.

Basis of Presentation

The consolidated financial statements include the accounts of Pixelworks and its wholly owned subsidiary, Pixelworks Japan, LLC. Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been remeasured using the U.S. dollar as the functional currency.  Pixelworks holds an investment in an unconsolidated entity accounted for by the cost method.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, prepaid expenses, intangible assets, income taxes, warranty obligations and litigation and other contingencies. Pixelworks bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Pixelworks believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience.  If actual customer returns increase as a result of future product introductions the Company may be required to recognize additional reductions to revenue.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Pixelworks provides for the estimated cost of product warranties at the time revenue is recognized. While Pixelworks engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, Pixelworks’ estimated warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Pixelworks’ estimates, revisions to the estimated warranty liability would be required. Pixelworks writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company holds a minority equity interest in a company having operations or technology in areas within its strategic focus. The Company may record an investment impairment charge if it believes the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Pixelworks records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Pixelworks determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Cash and Cash Equivalents

Pixelworks considers all highly liquid investments having an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits, money market funds and commercial paper.

Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities.  The cost of securities sold is based on the specific identification method.  The investments in marketable securities have been classified as held to maturity and, accordingly are reported at amortized cost and consist of:

	December 31,
	2001	2000
Amortized Cost:
Commercial paper	$–	$42,166
Corporate notes and bonds	16,661	6,382
U.S. Treasury/Agency securities	24,307	2,000
Certificates of deposit	–	2,503
Other	6,999	1,000
	$47,967	$54,051
Fair Market Value	$48,183	$54,047

Maturing in:
Less than one year	$40,517	$54,051
One to two years	7,450
	$47,967	$54,051

Accounts Receivable

Accounts receivable is net of an allowance for doubtful accounts of $212 as of December 31, 2001 and 2000.  The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	December 31,
	2001	2000	1999
Balance as of beginning of period	$212	$155	$10
Provision	–	57	160
Charge offs	–	–	(15)

Balance as of end of period	$212	$212	$155

Inventories

Inventories consist of finished goods and work in process and are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value).

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

Goodwill and Intangible Assets

The Company amortizes costs in excess of fair value of net assets of businesses acquired (“goodwill”) using the straight-line method over a period of 5 years.  Assembled workforce is being amortized over 3 years.  Intangible assets consist of intellectual property, primarily technology license agreements.  Intangible assets are stated at cost and are amortized over the life of the agreement, ranging from 1 year to 10 years.  The Company reviews the carrying value of intangibles for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable.        Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation.

Asset Impairments

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

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method had been applied. Pixelworks has elected to continue to apply the prescribed accounting in Opinion 25 and make the required disclosures under SFAS 123.

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

Revenue Recognition

Pixelworks recognizes revenue for product sales to direct customers and commissions on third party sales upon shipment of the underlying merchandise. Revenue from product sales to distributors is recognized upon shipment if the distributor has a firm sales commitment from an end customer. Pixelworks complies with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  A reserve for sales returns and allowances is recorded at the time of shipment. As of December 31, 2001 and 2000, the reserve for sales returns and allowances was $673 and $546, respectively.

Pixelworks accrues a liability for the estimated future repair and replacement costs to be incurred under the provisions of Pixelworks’ warranty agreements. As of December 31, 2001 and 2000, the reserve for warranty repairs was $978 and $527, respectively. The net change in the reserve for warranty repairs for the years ended December 31, 2001, 2000 and 1999 was an increase of approximately $451, $394 and  $133, respectively.

Research and Development

Research and development are charged to expense as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

Comprehensive Income

SFAS130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components, but has no impact on the Company’s net earnings or total shareholders’ equity.  To date, such transactions that are required to be reported in comprehensive income are not material to the Company’s financial position or results of operations.

Concentration of Suppliers

Pixelworks does not own or operate a semiconductor fabrication facility and does not have the resources to manufacture its products internally. Pixelworks relies on four third party foundries to produce all its products. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on Pixelworks’ growth and results of operations.

Risk of Technological Change

The markets in which Pixelworks competes or seeks to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render Pixelworks’ products less desirable or obsolete which could harm its business.

Concentration of Credit Risk

Financial instruments which potentially subject Pixelworks to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Pixelworks limits its exposure to credit risk associated with cash and cash equivalents by placing its cash and cash equivalents with various high credit quality financial institutions.

As of December 31, 2001 and 2000, Pixelworks had accounts receivable from two distributors representing approximately 53% and 70% of accounts receivable. Loss or non-performance by these significant customers could adversely affect Pixelworks financial position or results from operations.

Costs of Software Developed or Obtained for Internal Use

Internal use software development costs are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application and development stage, which meet the capitalized criteria, are capitalized and amortized on a straight-line basis over two years, the estimated useful life of the asset.

Net loss per share

Pixelworks reports net loss per share in accordance with SFAS 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”), which requires the presentation of both basic and diluted earnings per share. Basic earnings per share (“EPS”) is computed on the basis of weighted average number of common shares outstanding.  Diluted EPS is computed on the basis of weighted average common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method, shares of convertible preferred stock on an as converted basis, and shares of restricted stock, if the potential common shares are not anti-dilutive.

The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Years Ended December 31,
	2001	2000	1999
Potential common stock equivalent shares related to stock options	3,061,991	2,809,836	1,696,175
Shares of restricted stock subject to repurchase	122,844	920,577	3,093,572
Shares of convertible preferred stock on an as converted basis	–	7,061,687	15,012,882

Potential common stock equivalent shares related to stock options includes 636,706 and 46,548 weighted shares for which the options’ exercise price was greater than the average market price for the year ended December 31, 2001 and 2000, respectively.

Future Accounting Pronouncements

In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in a decrease in amortization expense of approximately $16.0 million in 2002.  At December 31, 2001, Pixelworks had net goodwill and assembled workforce of approximately $69.2 million. Pursuant to SFAS 142, Pixelworks will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

Reclassifications

Certain amounts from the prior year’s financial statements have been reclassified to be consistent with the current year presentation.

2.             BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment consist of the following:

	December 31,
	2001	2000
Software	$4,211	$3,152
Computer equipment	3,865	2,039
Tooling	3,075	1,682
Leasehold improvements	284	134
	11,435	7,007
Less accumulated depreciation and amortization	5,972	3,347
	$5,463	$3,660

Inventories

Inventories are shown net of a reserve of $412 and $173 as of December 31, 2001 and 2000, respectively. The net change in the reserve for obsolete inventory for the years ended December 31, 2001, 2000 and 1999 was an increase of approximately $239, $108 and  $65, respectively.  Inventories consist of the following:

	December 31,
	2001	2000
Finished goods	$3,993	$2,763
Work in process	183	517
	$4,176	$3,280

Goodwill and Assembled Workforce

	December 31,
	2001	2000
Goodwill	$83,344	$–
Assembled workforce	1,800	–
	85,144	–
Less accumulated amortization	(15,982)	–
	$69,162	$–

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2001	2000
Payroll and related liabilities	$2,806	$2,000
Reserve for sales returns	673	546
Warranty	978	527
Other	2,358	1,648
	$6,815	$4,721

3.             SHAREHOLDERS’ EQUITY

Series D offering and beneficial conversion feature

On February 22, 2000, Pixelworks issued a total of 2,239,212 shares of Series D preferred stock at $12.75 per share.  The Series D preferred stock was issued with a beneficial conversion feature totaling $10.7 million measured as the difference between the estimated fair value of the underlying common stock and the conversion price of $8.50 per share.

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

Warrants

In connection with the Series A redeemable convertible preferred stock offering, Pixelworks issued warrants, at a nominal value, for the purchase of up to an aggregate of 1,853,198 shares of Pixelworks’ common stock at an exercise price of $0.674 per share. The warrants were exercised in 1999.

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

Note Receivable for Common Stock

During 1999, 305,937 of stock options were exchanged for 305,937 shares of common stock subject to vesting in exchange for a note receivable. The note receivable is due and payable the earlier of 1) August 31, 2008 or 2) upon termination of the borrower’s employment and bears interest at 6% per year, payable annually. The note receivable is secured by the shares of common stock issued thereunder. As of December 31, 2001 and 2000, there were 81,410 and 173,116 shares of unvested common stock, respectively.

Stock Option Plans

Pixelworks has a 1997 Incentive Stock Option Plan and a 2001 Non-qualified Stock option plan (the “option plans”) under which 6,340,116 and 2,000,000 stock options, respectively, may be granted to employees. Options granted under the plans must generally be exercised while the individual is an employee and within ten years of the date of grant. On the standard vesting schedule, each option shall become exercisable at a rate of 25% on the first anniversary date of the grant and on the last day of every month thereafter for a total of thirty-six additional increments unless otherwise specifically stated at the time of grant. On the alternative vesting schedule, options become exercisable monthly for a period of four years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year, and 40% becoming exercisable in the fourth year. Had Pixelworks accounted for its stock-based compensation plan in accordance with SFAS 123, Pixelworks’ net loss would approximate the pro forma disclosure as follows:

	Years Ended December 31,
	2001	2000	1999
Net loss attributable to common shareholders:
As reported	$(42,559)	$(12,663)	$(9,165)
Pro forma	(50,260)	(12,309)	(10,082)

Basic and diluted net loss per share:
As reported	(1.05)	(0.50)	(1.53)
Pro forma	(1.24)	(0.48)	(1.69)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

The fair value of compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions for grants used in the calculation are as follows:

	2001	2000	1999
Risk-free interest rate	4.49%	5.75%	5.54%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Volatility	126%	110%	100%

Under the Black-Scholes option pricing model the weighted-average fair value of options granted during 2001, 2000 and 1999 was approximately $18.99, $15.11 and $2.18, respectively.

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 1998	1,272,000	$.166
Granted below market	2,181,375	1.306
Exercised	(215,182)	.266
Canceled	(323,937)	.333
Options outstanding as of December 31, 1999	2,914,256.992
Granted at market	256,500	28.864
Granted below market	399,175	5.422
Exercised	(604,563)	.740
Canceled	(132,487)	5.405
Options outstanding as of December 31, 2000	2,832,881	3.988
Granted at market	1,414,325	15.668
Options exchanged in acquisition	777,042.214
Exercised	(784,694)	1.093
Canceled	(137,116)	7.818
Options outstanding as of December 31, 2001	4,102,438	$7.726

Options outstanding				Options exercisable
Range of exercise price	Number outstanding at December 31, 2001	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2001	Weighted average exercise price
$0.170 - 0.170	408,815	6.75	$0.170	251,152	$0.170
0.210 - 0.210	460,811	3.82	0.210	160,907	0.210
0.230 - 0.680	417,350	6.21	0.376	219,839	0.372
0.780 - 1.490	501,486	7.62	1.203	158,272	1.217
1.850 - 2.430	430,434	7.92	2.271	86,123	2.294
4.000 - 8.770	473,986	8.65	7.159	114,759	5.740
9.410 - 12.050	482,402	9.72	10.869	7,719	11.005
12.063 - 22.063	570,296	9.24	19.304	40,108	20.583
22.090 - 38.313	336,858	9.10	27.799	36,420	30.181
39.000 - 39.000	20,000	8.78	39.000	5,833	39.000

$0.170 - 39.000	4,102,438	7.71	$7.726	1,081,132	$3.186

As of December 31, 2001, 2,327,302 shares were available for grant under the option plans.

Pixelworks has recorded deferred stock compensation of $18,510 through December 31, 2001. This deferred stock compensation is based on the difference between the fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred stock compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Pixelworks recognized compensation expense of $8,461, $2,227 and $565 during the years ended December 31, 2001, 2000 and 1999, respectively, related to these grants. Amortization of the December 31, 2001 balance of deferred stock compensation for the years ending December 31, 2002, 2003 and 2004 would approximate $3,771, $1,579 and $308, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP employees may purchase shares of the Company’s common stock at 85% of the fair market value at specific, predetermined dates.  A total of 1,500,000 shares of common stock has been reserved for issuance under the ESPP.  During the year ended December 31, 2001 and 2000 the Company issued 78,218 and 12,375 shares under the ESPP for proceeds of approximately $757,000 and $105,000, respectively.

4.             INCOME TAXES

Components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 is comprised of the following:

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$2,136	$–	$–
State	120	–	–
Foreign	–	–	3
Total	2,256	–	3
Deferred:
Federal	(2,136)	–	–
State	(120)	–	–
Foreign	–	–	–
Total	(2,256)	–	–
Income tax expense	$–	$–	$3

The significant differences between the U.S. federal statutory tax rate and Pixelworks’ effective tax rate for financial statement purposes are as follows:

	Years Ended December 31,
	2001	2000	1999
Computed “expected” income tax benefit	(34)%	(34)%	(34)%
Increase (decreases) resulting from:
State income taxes, net of federal tax benefit	1	(33)	(4)
Change in valuation allowance	(6)	363	39
Non-deductible goodwill amortization	12	–	–
In-process research & development expense	26	–	–
Research and experimentation credit	(2)	(81)	(4)
Difference between financial and tax reporting for stock option exercises	–	(224)	3
Other	3	9	–
Actual tax expense	–%	–%	–%

The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$2,113	$2,980
Research and experimentation credit	2,464	731
Accrued vacation	281	144
Reserves and accrued expenses	960	81
Depreciation and amortization	195	305
Deferred compensation	3,509	-
Other	123	545
Total gross deferred tax assets	9,645	4,786
Less valuation allowance	(7,389)	(4,786)
Net deferred tax assets	$2,256	$-

During the years ended December 31, 2001, 2000, and 1999 the Company recognized tax benefits of $2,256, $0, and $0, respectively, related to differences between financial and tax reporting of stock option transactions and net operating losses from acquired company.  The $2,256 for the year ended December 31, 2001 was credited to common stock and goodwill, in the amount of $831 and $1,425, respectively.

The Company has established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS No. 109 requires that a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized.  The net change in the total valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase of approximately $2,603, $2,058 and  $1,914, respectively.

As subsequent tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 can be recognized the benefits will be allocated between common stock and goodwill in the amounts of $3,824 and $3,565, respectively.

As of December 31, 2001, Pixelworks has net operating loss and other credit carryforwards of approximately $5,598 and $2,865, respectively, which will expire between 2012-2020.  Utilization of net operating losses and credits are subject to certain limitations when there is a change of more than 50% in ownership of the Company. Such changes occurred with the sale of preferred stock in 1998. Accordingly, the net operating loss and credit carryforwards generated from periods prior to April 28, 1998 are subject to the limitation.

5.             ACQUISITIONS

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

Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% of the total IPR&D value. The projects included the development of digital and analog receivers as well as digital processor ICs.  The projects ranged from 50% to 85% complete.  All projects had expected completion dates within one year and an estimated aggregate cost to complete of $3.2 million.

The following table reflects the unaudited combined results of Pixelworks, Inc. and Panstera, Inc. as if the merger had taken place at the beginning of the years ended December 31, 2001 and 2000, respectively.  The proforma information includes adjustments for non-cash charges for amortization of goodwill and assembled workforce, over 60 months and 36 months, respectively. Both periods exclude a charge of $32.4 million for in-process research and development expense. The proforma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Year Ended December 31,
	2001	2000
Net revenue	$90,808	$52,593
Net loss	(12,673)	(73,211)
Net loss per share:
Basic and diluted	$(0.31)	$(2.50)
Weighted average shares outstanding:
Basic and diluted	40,967,637	29,296,345

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

6.             SEGMENT INFORMATION

In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, Pixelworks has identified a single operating segment: the design and development of integrated circuits for electronic display devices.

Significant Customers

Sales to one distributor represented 52% and 59% of total revenue for the years ended December 31, 2001 and 2000. Sales to two distributors represented 55% and 24%, separately, of total revenue for the year ended December 31, 1999. Revenue to one end customer represented 12% of revenue for the year ended December 31, 2001.  No other customer represented more than 10% of revenue.

Geographic Information

Revenues are attributed to countries based on the domicile of the customer.  Revenue by geographic region was as follows:

	Years Ended December 31,
	2001	2000	1999
Japan	$47,143	$30,990	$7,136
Taiwan	13,456	8,259	3,126
Korea	14,026	7,041	1,230
United States	7,854	2,352	923
Europe	6,405	3,490	333
Other	1,924	461	64
Total revenue	$90,808	$52,593	$12,812

7.             COMMITMENTS AND CONTINGENCIES

Royalties

During 1999, Pixelworks agreed to pay certain suppliers a per unit royalty based on a certain number of chips sold. Royalties are paid monthly and expire through November 6, 2006. Royalties are charged to cost of goods sold in the statement of operations. Pixelworks has recorded $271, $835 and $383 in royalty expense for the years ended December 31, 2001, 2000 and 1999, respectively.

401(k) Plan

Effective January 1, 1999, Pixelworks implemented a profit-sharing plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by Pixelworks is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by Pixelworks. Pixelworks made no contributions to the 401(k) plan during 2001, 2000 or 1999.

Leases

Pixelworks leases office space under various operating leases that expire at various dates through 2006.

Future minimum payments under the leases are as follows:

Years Ending December 31:
2002	$1,160
2003	1,075
2004	572
2005	352
2006	59
Total	$3,218

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,112, $453 and $243, respectively.

During 1999, Pixelworks entered into a non-cancelable sublease agreement. The sublease was terminated by the leasee in 2000.  Sublease income was $23 and $19 during the years ended December 31, 2000 and 1999, which was offset against rent expense.

Contract Manufacturers

In the normal course of business, Pixelworks generally commits to purchase products from its contract manufacturers to be delivered within the most recent 90 days covered by forecasts with cancellation fees.  In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations.

Litigation

We are involved in litigation from time to time that is routine in nature and incidental to the outcome of our business.  While management currently believes that the ultimate outcome of these proceedings, individually and in aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company, litigation is subject to inherent uncertainties.  Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs.

8.             LICENSE PURCHASE

In February of 2000, Pixelworks entered into a perpetual license agreement with InFocus Systems, Inc. (“InFocus”) for the use of its proprietary automatic pixel clock phase and frequency correction technology specified in two patents held by InFocus in exchange for 156,863 shares of Series D preferred stock, valued at $12.75 per share, and $2.4 million in cash, payable in four equal quarterly installments beginning March 31, 2000. In addition, approximately $753 of the patent settlement expense recorded in connection with the issuance of Series D Preferred Stock to InFocus was based on the difference between the estimated fair value of the underlying common stock and the Series D conversion price of $8.50 per share. Pixelworks also received a release of any claims InFocus may have against Pixelworks relating to these patents.

9.             QUARTERLY FINANCIAL DATA (Unaudited)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net revenue	$21,344	$22,732	$24,074	$22,658
Gross profit	9,271	10,744	11,467	12,827
Loss from operations	(35,548)	(4,576)	(4,036)	(2,843)
Loss before taxes	(34,086)	(3,448)	(3,039)	(1,986)
Net loss	(34,086)	(3,448)	(3,039)	(1,986)
Net loss per share, basic and diluted	(0.87)	(0.08)	(0.07)	(0.05)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net revenue	$7,064	$12,123	$15,285	$18,121
Gross profit	2,569	4,712	6,344	7,626
Income (loss) from operations	(5,427)	(336)	135	641
Income (loss) before taxes	(5,160)	590	1,778	2,225
Net income (loss)	(5,160)	590	1,778	2,225
Net income (loss) per share, basic	(2.19)	0.03	0.05	0.06
Net income (loss) per share, diluted	(2.19)	0.02	0.05	0.06

10.          SUBSEQUENT EVENTS

On January 14, 2002, the Company acquired all of the outstanding shares of nDSP, Inc. in exchange for approximately 1,200,000 shares of Pixelworks stock.  The transaction will be accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. will be included in the Company’s financial statements beginning on the date of acquisition.  Pixelworks expects to record a one-time charge in the quarter ending March 31, 2002 for purchased in-process research and development expenses related to the acquisition.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of the Company is included under “Election of Directors” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report (the “2002” Proxy Statement) and is incorporated herein by reference.

Information with respect to executive officers is included under “Executive Officers of the Registrant” in the 2002 Proxy Statement and is incorporated herein by reference.

Information with respect to Section 16(a) of the Securities Exchange Act is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Executive Compensation” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under “Voting Securities and Principal Shareholders” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management is included under “Certain Relationships and Related Transactions” in the 2002 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

                (a)1.  Financial Statements:

The following financial statements are included in Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidate Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

                (a)2. Financial Statement Schedules:

All schedules have been omitted since they are either not required or the information is otherwise included.

                (a)3. Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc. Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto**.

2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks Inc., Panther Acquisition, Inc. and Panstera, Inc.**

2.3

Agreement and Plan of Merger and Reorganization dated as of December 6, 2001 among Pixelworks, Inc., Nighthawk Acquisition, Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto***.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.*

3.2	First Restated Bylaws of Pixelworks, Inc.*

4.1	Reference is made to Exhibit 3.1 above.*

4.2	Third Amended Registration Rights Agreement dated February 22, 2000.*

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors.* +

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan.*

10.3	Registration Rights Agreement dated as of December 6, 2001 among Pixelworks, Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto.***

10.4	Sublease Agreement Dated September 7, 2001 between Epicor Software Corporation and Pixelworks Inc.

10.5	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan****

10.6	Pixelworks, Inc. 2000 Employee Stock Purchase Plan.*

10.7	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc.*

10.8	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc.*

10.9	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc.*

10.10	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc.*

10.11	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc.* +

10.12	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc.**

10.13	Third Amendment to Lease dated March 1, 2002 between Copper Mountain Trust Corporation and Pixelworks, Inc.

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP dated March 22, 2002.

24	Power of Attorney (included on Signature Page).

*Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31134), declared effective on May 19, 2000.

**Incorporated by reference to the Company’s report on Form 8-K filed on February 13, 2001.

***Incorporated by reference to the Company’s report on Form 8-K filed on January 29, 2002.

****Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2001.

+ Indicates a management contract or compensation arrangement

(b)           Reports on Form 8-K

During the three month period ended December 31, 2001, reports on Form 8-K were filed on December 10, 2001 and October 19, 2001.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

By:	/s/	Allen H Alley
Allen H. Alley
Chairman of the Board, President and
Chief Executive Officer

Dated: March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allen H. Alley	Chairman, President and	March 25, 2002
Allen H. Alley	Chief Executive Officer

/s/ Jeffrey B. Bouchard	Vice President, Finance and Chief	March 25, 2002
Jeffrey B. Bouchard	Financial Officer

/s/ Oliver D. Curme	Director	March 25, 2002
Oliver D. Curme

/s/ Frank Gill	Director	March 25, 2002
Frank Gill

/s/ Mark A. Stevens	Director	March 25, 2002
Mark A. Stevens

/s/ Michael D. Yonker	Director	March 25, 2002
Michael D. Yonker

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc. Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto**.

2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks, Inc., Panther Acquisition, Inc. and Panstera, Inc.**

2.3

Agreement and Plan of Merger and Reorganization dated as of December 6, 2001 among Pixelworks, Inc., Nighthawk Acquisition, Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto***.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.*

3.2	First Restated Bylaws of Pixelworks, Inc.*

4.1	Reference is made to Exhibit 3.1 above.*

4.2	Third Amended Registration Rights Agreement dated February 22, 2000.*

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors.* +

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan.*

10.3	Registration Rights Agreement dated as of December 6, 2001 among Pixelworks Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Deleware, Inc. who are signatories thereto.***

10.4	Sublease Agreement Dated September 7, 2001 between Epicor Software Corporation and Pixelworks, Inc.

10.5	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan****

10.6	Pixelworks, Inc. 2000 Employee Stock Purchase Plan.*

10.7	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc.*

10.8	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc.*

10.9	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc.*

10.10	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc.*

10.11	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc.* +

10.12	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc.**

10.13	Third Amendment to Lease dated March 1, 2002 between Copper Mountain Trust Corporation and Pixelworks, Inc.

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP dated March 22, 2002.

24	Power of Attorney (included on Signature Page).

*Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-31134), declared effective on May 19, 2000.

**Incorporated by reference to the Company’s report on Form 8-K filed on February 13, 2001.

***Incorporated by reference to the Company’s report on Form 8-K filed on January 29, 2002.

****Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 31, 2001.

+ Indicates a management contract or compensation arrangement