Form 10-Q
period 2002-03-31
PIXELWORKS INC
filed 2002-05-15
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8100 SW Nyberg Road, Third Floor
Tualatin, Oregon 97062
(503) 454-1750
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

Yes  ☒                   No  ☐

Number of shares of Common Stock outstanding as of April 30, 2002:      42,783,453

PIXELWORKS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,077	$53,288
Short-term marketable securities	47,461	40,517
Accounts receivable, net	7,523	6,378
Inventories, net	7,752	4,176
Prepaid expenses and other current assets	3,159	3,667
Total current assets	109,972	108,026

Property and equipment, net	6,194	5,463
Long-term marketable securities	8,997	7,450
Goodwill, net	83,533	69,162
Other assets, net	17,062	12,738
Total assets	$225,758	$202,839

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,909	$2,391
Accrued liabilities and current portion of long-term debt	7,257	6,815
Total current liabilities	14,166	9,206

Long-term debt	47	—
Shareholders' equity:
Common stock	282,188	259,363
Deferred stock compensation	(6,665)	(5,658)
Note receivable for common stock	(84)	(84)
Accumulated deficit	(63,894)	(59,988)
Total shareholders' equity	211,545	193,633
Total liabilities and shareholders' equity	$225,758	$202,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2002	2001

Revenue	$22,005	$21,344
Cost of revenue(1)	10,538	12,073
Gross profit	11,467	9,271

Operating expenses:
Research and development(2)	5,452	4,224
Selling, general and administrative(3)	5,188	3,495
Amortization of goodwill and assembled workforce	—	2,906
In-process research and development expense	4,200	32,400
Amortization of deferred stock compensation	1,027	1,794
Total operating expenses	15,867	44,819
Loss from operations	(4,400)	(35,548)

Interest income	675	1,462
Interest expense	(30)	—
Interest income, net	645	1,462
Loss before income taxes	(3,755)	(34,086)

Income tax provision	151	—

Net loss	$(3,906)	$(34,086)

Basic and diluted net loss per share	$(0.09)	$(0.87)

Weighted average shares - basic and diluted	42,419,941	39,324,324

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$5	$10
(2) Research and development	749	1,308
(3) Selling, general and administrative	273	476

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,906)	$(34,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites:
Depreciation and amortization	1,313	936
Amortization of goodwill and assembled workforce	—	2,906
Amortization of developed technology	88	—
Amortization of deferred stock compensation	1,027	1,794
In-process research and development expense	4,200	32,400
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(935)	1,705
Inventories	(2,751)	(2,067)
Prepaid expenses and other current and long-term assets	377	28
Accounts payable	3,185	(4,495)
Accrued liabilities	(573)	(303)
Net cash provided by (used in) operating activities	2,025	(1,182)

Cash flows from investing activities:
Purchases of property and equipment	(1,336)	(786)
Purchases of other assets and investments	(350)	(8,929)
Acquisition, net of cash acquired	(1,541)	—
Purchase of marketable securities	(17,016)	(27,415)
Maturities of marketable securities	8,525	46,037
Net cash provided by (used in) investing activities	(11,718)	8,907

Cash flows from financing activities:
Payments on long-term debt	(194)	—
Proceeds from issuances of common stock	676	601
Cash provided by financing activities	482	601

Increase (decrease) in cash and cash equivalents	(9,211)	8,326
Cash and cash equivalents at beginning of period	53,288	49,681
Cash and cash equivalents at end of period	$44,077	$58,007

Supplemental disclosure of cash flow information:
Interest paid	$30	$—
Taxes paid	$—	$1
Issuance of stock and stock options for acquisition of business	$20,114	$131,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1:                   Basis of Presentation

The financial information included herein for the three months ended March 31, 2002 and 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002.

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

This report on Form 10-Q for the quarter ended March 31, 2002, should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 25, 2002 (the “Form 10-K”).  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company dated December 31, 2001.

Segments – Statement of Financial Accounting Standards No. (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment. Substantially all of the assets of the Company are located in the United States.  Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended March 31,
	2002	2001
Japan	$9,099	$10,419
Taiwan	4,755	3,020
Korea	2,990	4,374
Malaysia	2,664	—
Other countries	2,497	3,531
Total revenue	$22,005	$21,344

Note 2:                   Earnings per share

Basic earnings per share (“EPS”) is computed on the basis of the weighted average number of common shares outstanding.  Diluted EPS is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method, shares of convertible preferred stock on an as converted basis, and shares of restricted stock, if the potential common shares were not anti-dilutive.

The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2002	2001
Potential common stock equivalent shares related to stock options	3,777,972	2,967,255
Shares of restricted stock subject to repurchase	66,604	157,490

Potential common stock equivalent shares related to stock options includes 1,904,350 and 861,297 weighted shares for which the options’ exercise price was greater than the average market price for the three months ended March 31, 2002 and 2001, respectively.

Note 3:                   Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	March 31, 2002	December 31, 2001

Finished goods	$7,201	$3,993
Work-in-process	551	183
	$7,752	$4,176

Note 4:                   Acquisitions

On January 14, 2002, the Company acquired 100% of the outstanding shares of nDSP Delaware, Inc. (“nDSP”).  The results of nDSP’s operations have been included in the Company's financial statements beginning on the date of acquisition.  nDSP is a fabless semiconductor company involved in the development of “system-on-a-chip” video processing ICs for the advanced display market.  nDSP, headquartered in California, has sales and engineering offices in Mainland China.  The acquisition of nDSP is expected to strengthen Pixelworks’ advanced video processing product and technology portfolio and enable the Company to compete in the analog CRT TV market.  nDSP’s technologies complement the technology found in Pixelworks’ system-on-a-chip ICs.  Pixelworks plans to bring the nDSP technology to market in both the products originally developed by nDSP and new integrated products thus creating a portfolio of products that address a full range of price and performance criteria.  In addition to the technologies acquired, Pixelworks expects to gain a business infrastructure in the China market, including an experienced workforce.

The aggregate purchase price of nDSP was approximately 1.2 million shares of Pixelworks common stock valued at $20.1 million. The estimated fair value of the shares issued was based on the average closing price of Pixelworks’ common stock on the day prior to the announcement of the Agreement and Plan of Merger, the day of the announcement, and the day following the announcement ($16.96 per share).

The purchase price for accounting purposes was derived as follows:

	nDSP Shares	Total Pixelworks Common Shares	Fair Value
nDSP Common	6,534,079	19,843	$337
nDSP Series A preferred	6,692,918	381,209	6,465
nDSP Series B preferred	6,118,723	784,943	13,312
	19,345,720	1,185,995	20,114

Estimated acquisition costs			857

Total purchase price			$20,971

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Assets acquired:
Current assets	$1,409
Non-current assets	741
Acquired in-process research and development	4,200
Developed technology	3,700
Goodwill	14,371

Less:
Liabilities assumed	(3,450)

Allocated purchase price	$20,971

In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets.  Of the $22.3 million of acquired intangible assets, $3.7 million was assigned to acquired developed technology with a seven year estimated remaining life and $4.2 million was assigned to in-process research and development (“IPR&D”) assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.  The $14.4 million of goodwill was assigned to Pixelworks, the Company’s sole reporting unit.  In addition, the Company recorded a deferred tax asset of approximately $6.2 million, subject to a full valuation allowance, to recognize book basis and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired.  If the valuation allowance is subsequently reduced the amount of any adjustment will increase the goodwill recorded as part of the acquisition.

The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed.  The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion.  Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends.  The estimated net cash flows from these products were based on management’s estimates of related revenues, cost of goods sold, R&D costs, selling, general and administrative costs, income taxes and charges for the use of contributory assets.   A discount rate was determined for each project based on the technology of the product.  For the developed technology a discount rate of 35% was used.  The in-process technology rates utilized ranged from

40% to 55% and were based on the stage of completion of the project, the complexity of the development effort and the risks associated with reaching technological feasibility of the project. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements.

nDSP had three main product groups under development at the acquisition date, each contributing from 7% to 64% of the total IPR&D value.  The projects included the development of ICs that provide a complete solution integrating digital, mixed-signal/analog, and video aspects onto one chip for a broad range of markets, including the CRT television market, and the Flat Panel Display and High Definition digital display markets.  The projects ranged from 20% to 80% complete.  All projects had expected completion dates within one year and an estimated aggregate cost to complete of $2.5 million.

The following table reflects the unaudited combined results of Pixelworks, Inc., Panstera, and nDSP as if the mergers had taken place at the beginning of 2001.  Both periods exclude charges for in-process research and development expense. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended March 31,
	2002	2001
Net revenue	$22,066	$21,544
Net loss	60	(6,684)
Net loss per share:
Basic and diluted	$—	$(0.16)
Weighted average shares outstanding:
Basic	42,604,429	41,751,301
Diluted	44,544,655	41,751,301

Goodwill and other acquisition related intangibles

The Company adopted FAS 142 on January 1, 2002.  As a result goodwill and assembled workforce are no longer being amortized.  Through December 31, 2001, goodwill and assembled workforce were being amortized over an estimated life of 60 and 36 months respectively.   Upon adoption of FAS 142, assembled workforce was reclassified as goodwill.  Acquisition related intangibles, net of accumulated amortization at the end of each period consisted of the following:

	March 31, 2002	December 31, 2001
Goodwill	$83,533	$67,912
Assembled workforce	—	1,250
Developed technology	3,612	—
	$87,145	$69,162

The following schedule reconciles reported net loss for all periods presented to adjusted net loss and loss per share exclusive of amortization of goodwill and assembled workforce.

	Three months ended March 31,
	2002	2001
Net loss	$(3,906)	$(34,086)
Add back: amortization of goodwill and assembled workforce	—	2,906
Adjusted net loss	$(3,906)	$(31,180)

Basic and diluted net loss per share	$(0.09)	$(0.87)
Adjusted basic and diluted net loss per share	$(0.09)	$(0.79)

FAS 141 required, upon adoption of FAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in FAS 141 for recognition apart from goodwill.  As a result, the Company reclassified $1.25 million of assembled workforce to goodwill on January 1, 2002. Upon adoption of FAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period.  No impairment loss was indicated as of the date of adoption and the Company did not recognize any impairment loss as the cumulative effect of a change in accounting principle in the first interim period.

In connection with FAS 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company identified one reporting unit, Pixelworks, and determined the carrying value of that reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to that reporting unit as of the date of adoption.  The Company has up to nine months from the date of adoption to determine the fair value of the reporting unit and compare it to the reporting unit’s carrying amount.  To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption.   This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.  As of the date of adoption, the Company had $69.2 million, which is subject to the transition provisions of FAS 141 and 142.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q titled “Additional Factors That May Affect Future Results,” which could cause actual results to differ materially from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q are identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.  You are urged to review carefully our various disclosures in this Form 10-Q and our other reports filed with the SEC, including our 2001 Annual Report on Form 10-K filed on March 25, 2002 (the “Form 10-K”), that attempt to advise you of the risks and factors that may affect our business.

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

On January 30, 2001, we invested $7.5 million in Jaldi Semiconductor Corporation (“Jaldi”), a privately held fabless semiconductor start-up developing application specific reconfigurable Digital Signal Processing (“DSP”) technology, in exchange for a minority interest in Jaldi.  At the time of the investment we acquired an option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks Common Stock.  On May 2, 2002, we announced that we exercised the option to acquire the remaining interest in Jaldi.  The transaction is expected to close in the third quarter of 2002.  We expect to incur a one-time charge in the third quarter of 2002 for purchased in-process research and development (“IPR&D”) related to the acquisition.

Also on January 30, 2001, we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. (“Panstera”), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock.  The acquisition was recorded as a purchase transaction and the Company incurred a charge of $32.4 million in the first quarter of 2001 for IPR&D related to the acquisition. At the time of the acquisition, Panstera was developing a line of mixed signal IC’s for the XGA resolution LCD monitor market, none of which had reached technological feasibility.  Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value.  The projects included the development of digital and analog receivers as well as digital processor ICs.  The projects ranged from an estimated 50% to 85% complete.  Since the acquisition we have redefined some of the product development efforts begun by Panstera by combining elements of technology developed prior to the acquisition at Panstera with technology developed at Pixelworks.  For example, the integrated mixed signal LCD monitor IC’s have been developed utilizing the analog interface technology developed at Panstera with the scaling technology developed by Pixelworks. Development efforts on the four main product groups have now been concluded.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. in exchange for approximately 1.2 million shares of Pixelworks stock.  A privately held fabless semiconductor company, nDSP is an emerging provider of video processing ICs designed to enhance the picture quality of mainstream consumer televisions, flat panel displays, and multimedia projectors.  The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. are included in the Company's financial statements beginning on the date of acquisition.  Pixelworks recorded a one-time charge in the quarter ended March 31, 2002 for purchased in-process research and development expenses related to the acquisition of $4.2 million.  At the time of the acquisition nDSP had one product group in production and three main product groups under development, each contributing from 7% to 64% of the total IPR&D value.   The projects included the development of ICs that provide a complete solution integrating digital, mixed-signal/analog, and video aspects onto one chip for a broad range of markets, including the CRT television market, and the Flat Panel Display and High Definition digital display markets.  The projects ranged from 20% to 80% complete with expected completion dates within one year and an estimated aggregate cost to complete of $2.5 million.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in Japan, Taiwan and China. Manufacturers representatives support European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Japan, Mainland China, Taiwan and Korea.

We recognize revenue from product sales upon shipment. Pixelworks applies the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Reserves for sales returns and allowances are recorded at the time of shipment.

Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 45.5% and 45.7% for the three months ended March 31, 2002 and 2001, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 98.5% and 92.2% of total revenue for the three months ended March 31, 2002 and 2001, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation and other contingencies. Pixelworks bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Pixelworks believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience.  If actual customer returns increase as a result of future product introductions, the Company may be required to recognize additional reductions to revenue. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Pixelworks provides for the estimated cost of product warranties at the time revenue is recognized. While Pixelworks engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, Pixelworks’ estimated warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Pixelworks’ estimates, revisions to the estimated warranty liability would be required. Pixelworks writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company holds a minority equity interest in a company having operations or technology in areas within its strategic focus. The Company may record an investment impairment charge if it believes the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Pixelworks records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Pixelworks determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue. Revenue for the three months ended March 31, 2002 increased to $22.0 million from $21.3 million in the three months ended March 31, 2001, a 3% increase.  The increase in revenue resulted from a 78% increase in unit shipments that were partially offset by a 42% decline in average selling prices.  As a percentage of total revenue, products shipped into multimedia projectors, LCD monitors, and advanced televisions represented approximately 57%, 29%, and 14% of revenue, respectively, for the quarter ended March 31, 2002.  Revenue from products shipped into multimedia projectors and advanced televisions increased $0.2 million and $1.9 million, respectively, while revenue from products shipped into LCD monitors decreased $1.4 million.

Gross profit. Gross profit margin was 52.1% for the period ended March 31, 2002 compared to 43.4% for the period ended March 31, 2001, inclusive of amortization of deferred stock compensation of $5,000 and $10,000 respectively.  The improvement in gross profit margin resulted primarily from a greater percentage of revenue from products sold into multimedia projectors and advanced televisions, which have higher average gross profit margins than products shipped into LCD monitors.

Research and development.  Research and development expense, inclusive of amortization of stock compensation, was $6.2 million or 28.2% of total revenue for the three months ended March 31, 2002 compared to $5.5 million, or 25.9% of revenue for the three months ended March 31, 2001. The increase in research and development expenses resulted primarily from a $1.0 million increase in compensation expenses, which was partially offset by a decrease of $0.5 million in non-recurring engineering and development expenses.  The increase in compensation expenses were primarily related to increased personnel resulting from our acquisition of nDSP in the quarter ended March 31, 2002.

Selling, general and administrative.  Selling, general and administrative expense, including amortization of deferred stock compensation, was $5.5 million, or 24.8% of total revenue for the three months ended March 31, 2002 as compared to $4.0 million, or 18.6% of total revenue for the three months ended March 31, 2001. Most of the $1.5 million increase resulted from a $900,000 increase in compensation expenses related primarily to an increase in personnel as a result of the nDSP acquisition. The balance of the increase consisted primarily of an increase in rent due to an increase in leased building space.

Amortization of goodwill and assembled workforce.  As a result of FAS 142, effective January 1, 2002 goodwill and assembled workforce are no longer being amortized.  As a result, there were no expenses for the amortization of goodwill and assembled workforce for the three months ended March 31, 2002 compared to $2.9 million for the three months ended March 31, 2001.  As of March 31, 2002, there was $83.5 million in goodwill on the balance sheet as a result of the acquisitions of Panstera and nDSP.

In-process R&D expense.  In-process R&D expense for the three months ended March 31, 2002, which resulted from the acquisition of nDSP, was $4.2 million.  This compared to in-process R&D expense for the three months ended March 31, 2001 of $32.4 million, which resulted from the acquisition of Panstera.  In-process R&D expense represents the discounted future cash flows from R&D projects in development, but not yet completed, at the time of our acquisitions of nDSP and Panstera.

Amortization of deferred stock compensation.  Stock compensation expense was $1.0 million for the three months ended March 31, 2002, a decrease of $800,000 from $1.8 million for the three months ended March 31, 2001. The decrease was due primarily to deferred stock compensation being amortized on an accelerated method which results in a decreasing amount of deferred stock compensation expense each year.  Deferred stock compensation expense is amortized over the vesting period of the stock options, which is generally four years.  Amortization of the March 31, 2002 balance of $6.7 million in deferred stock compensation is estimated to be $3.3 million for the remainder of 2002 and $2.0 million, $800,000, $500,000 and $100,000 for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $817,000 from $1.5 million for the three months ended March 31, 2001 to $645,000 for the three months ended March 31, 2002.  This decrease was primarily the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes.  The Company recorded a provision for income tax expense during the three months ended March 31, 2002 of $151,000.  Although the Company recognized a pre-tax book loss for the quarter, the Company does expect to have an income tax expense for the year ending December 31, 2002.  As a result of the merger with nDSP the Company added $6.2 million in deferred tax assets, related primarily to nDSP’s net operating loss carry-forward, which will be offset against goodwill when utilized.

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash and cash equivalents of $44.1 million and working capital of $95.8 million as compared to cash and cash equivalents of $53.3 million and working capital of $98.8 million as of December 31, 2001.  Principal sources of cash during the three months ended March 31, 2002 were cash generated by operating activities of $2.0 million and proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $676,000. Principal uses of cash during the three months ended March 31, 2002 were purchases net of proceeds of marketable securities of $8.5 million, the acquisition of nDSP, net of cash received, of $1.5 million, and property and equipment expenditures and purchases of other assets of $1.7 million.

Accounts Receivable.  Accounts receivable increased to $7.5 million at March 31, 2002 from $6.4 million at December 31, 2001, an increase of $1.1 million.  The increase in accounts receivable was primarily the result of timing of shipments throughout the quarter.  Average days sales outstanding (“DSO”) were 31 and 26 days at March 31, 2002 and December 31, 2001, respectively.

Inventories.  Inventories increased from $4.2 million at December 31, 2001 to $7.8 million at March 31, 2002, an increase of $3.6 million.  The increase was primarily the result of approximately $2 million in inventory receipts that were received in the last few days of the quarter.  Inventory turns were 7 and 10 at March 31, 2002 and December 31, 2001, respectively.  An inventory turn of 7 represents approximately 7 weeks of shipments in inventory.

Long-Term Marketable Securities and Other Assets.  Long-term marketable securities consisting of  corporate and federal agency bonds with less than 2 years remaining to maturity were $9.0 million at March 31, 2002.  The Company has slightly increased the average maturity of its marketable securities to take advantage of the more favorable interest rates.

Other assets increased $4.3 million from December 31, 2001 to March 31, 2002.  The increase was primarily the result of $3.7 million of purchased developed technology as a result of the nDSP acquisition on January 14, 2002.

As of March 31, 2002, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 46,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006 and two facilities in California for approximately 20,000 square feet.  The total annual estimated costs for these commitments are $1.8 million, $1.8 million, $1.1 million, $885,000 and $530,000 for the years ending December 31, 2002, 2003, 2004, 2005, 2006 and 2007, respectively.  As a result of the acquisition of nDSP, the Company assumed some debt for equipment leases that as of March 31, 2002 represented approximately $800,000.  Almost all of the lease payments are scheduled for payment over the next 12 months.  Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

The company recently announced the exercise of its option to purchase the remaining interest in Jaldi Semiconductor for 1.85 million shares of Pixelworks common stock.  The Company expects the acquisition of Jaldi to be completed in the third quarter of 2002 and does not expect the acquisition to consume a material portion of our working capital.  Pursuant to the original investment agreement, the Company has agreed to provide debt financing to Jaldi of up to $2 million.  Jaldi may borrow on this commitment in two drawdowns of up to $1 million each in May and August 2002.  In the event the merger is not consummated, principal plus interest will be due on the second anniversary of the loans.  Interest will accrue at an annual rate of 7%.  The Company will incur a $10 million break-up fee in the event that the Company does not complete the merger and Jaldi has met all conditions necessary for the merger to close.

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

We incurred net losses of approximately $3.9 million for the three months ended March 31, 2002 and cumulative net losses of approximately $53.9 million through March 31, 2002. In the future we expect our research and development and selling, general and administrative expenses to increase.  Given expected increases in operating expense, we must increase revenues and gross profit to become profitable.  We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

• the deferral of customer orders in anticipation of our new products or product enhancements or due to a reduction in our end customers' demand;

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

Many of ourdesigns involve the development of new high-speed analog circuits that are difficult to simulate and require physical prototypes not required by the primarily digital circuits we currently design. The result could be longer and less predictable development cycles.

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. For the quarter ended March 31, 2002, and year ended December 31, 2001, sales to distributors represented 61.6% and 60.5% of total revenue, respectively.  For the quarter ended March 31, 2002, and year ended December 31, 2001, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 38.0% and 51.9% of total revenue, respectively.  During the quarter ended March 31, 2002 sales to two end customers exceeded 10% of total revenue with the largest customer representing 11.5% of revenue.  Sales to our top five customers for the quarter ended March 31, 2002 accounted for approximately 45.5% of our total sales.  Sales to our top five customers accounted for approximately 42.9%, 51.7% and 62.3% for the years ended December 31, 2001, 2000 and 1999, respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

At March 31, 2002, we had four customers that represented from 10% to 22% of our accounts receivable.  Tokyo Electron Device was the largest accounts receivable representing 22% of our total accounts receivable.  The failure of this distributor or any other customer representing 10% or more of our total accounts receivable to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 98.5% for the period ended March 31, 2002 and 91.4%, 95.5% and 92.8% of our total revenue in 2001, 2000 and 1999, respectively. Most of our customers are concentrated in Japan, Korea and Taiwan, with aggregate sales from those three countries accounting for 76.6% of total revenue for the first quarter of 2002 and 82.1% and 88.0% of our total revenue during the year ended December 31, 2001 and 2000, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including:

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

We use a COT, or customer-owned tooling, process for manufacturing some of our products which exposes us to the possibility of poor yields on manufactured products negatively impacting our gross profit margins which could also result in a reduction or loss of revenue.

We have assumed greater responsibility for the process for our next-generation of products by subcontracting separately for the production of wafers and for their assembly and testing. We are building some products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and associated with coordination of the manufacturing, assembly and testing process. While the percentage of our revenue coming from products recently introduced using this process has been relatively small to-date, we expect that revenues using a COT process will become significant in the future. Failure to effectively implement this approach to manufacturing properly would reduce our revenues and harm our gross margin and results of operations.

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

Our sales are made on the basis of purchase orders rather than long-term purchase commitments, which our customers may cancel or defer purchase orders at any time. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase products which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if our customers or we underestimate demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Development arrangements may cause us to incur substantial operating expenses without the guarantee of any associated revenue or far in advance of revenue.

We have had development arrangements with customers and other parties such as Intel Corporation that consume large amounts of engineering resources far in advance of product revenue. Our work under these arrangements is technically challenging and may require deliverables on an accelerated basis. These arrangements place considerable demands on our limited resources, particularly on our most senior engineering talent, and may not result in revenue for twelve to eighteen months, if at all. In addition, allocating significant resources to these arrangements may detract from or delay the completion of other important development projects.

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

We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but also our customers' specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer's equipment can take up to six months or more. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when we achieve a design win, the customer may never ship systems incorporating our products. Because of our relatively limited history in selling our products, we cannot assure you that the time required for the testing, evaluation and design of our products by our customers would not exceed six months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures.  Additionally, if actual sales volumes for a particular product are substantially less than originally forecasted, we may experience large write-offs of capitalized license fees and prepaid royalties that would negatively affect our operating results.

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

We license technology from third parties that is incorporated into our products or product enhancements. Future products or product enhancements may require additional third-party licenses that may not be available to us or are not available on terms that are commercially reasonable. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

We may not be able to respond to the rapid technological changes in the markets in which we compete, or we may not be able to comply with industry standards in the future making our products less desirable or obsolete.

The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Recent examples of changing industry standards include the introduction of high-definition television, or HDTV, new digital receivers and displays with resolutions that have required us to accelerate development of new products to meet these new standards.

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

Despite testing by our customers and us errors or performance problems may be found in existing or new semiconductors and software. This could result in a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs. They could also divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our semiconductors and would likely harm our business. Defects, integration issues or other performance problems in our semiconductors and software could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us even if unsuccessful, would likely be time consuming and costly to defend.

The concentration of our manufactures and customers in the same geographic region increases our risk that a natural disaster, labor strike or political unrest could disrupt our operations.

Our current manufacturers and most of our customers are located in Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. In September 1999, a significant earthquake in Taiwan affected a current manufacturer’s facilities. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers' and customers are located likely would result in the disruption of our foundry partners' assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. To-date, we acquired Panstera, Inc. in January 2001 and nDSP in January 2002.  We also invested $7.5 million for a minority interest in Jaldi Semiconductor in January 2001 and recently exercised our option to acquire the remaining interest in Jaldi.  The acquisitions of Panstera and nDSP and the investment and pending acquisition in Jaldi contain a very high level of risk primarily because the investments were made based on in-process technological development that may not be completed, or if completed, may not be commercially viable. If this were the case, our financial results would likely be very negatively affected.

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

As of March 31, 2002, goodwill amounted to $83.5 million, or approximately 37%, of the Company's total assets. Effective January 1, 2002 with the adoption of new accounting standards the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Through internal growth as well as acquisition, our headcount grew from 109 to 176 employees in 2001, a 61 percent increase.  During the first quarter of 2002, our headcount increased 47 to 223 employees on March 31, 2002, a 27 percent increase.   Our acquisition of nDSP in the first quarter of 2002 represented 41 of the 47-person increase with 25 of the employees located in China. We are currently planning to hire additional employees in the second half of this year. Additionally, we intend to acquire Jaldi Semiconductor in the third quarter of 2002 that will also increase our headcount and associated expenses.  Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

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

We compete with a range of specialized and diversified electronic and semiconductor companies that offer display processors. In particular, we compete against Genesis Microchip, Inc., Macronix International Co., Ltd., Media Reality Technologies, Inc. (MRT, Inc.), Philips, Silicon Image, Inc., SmartASIC, Inc., STMicroelectronics NV, Topro, Trumpion, and other companies. Potential competitors may include diversified semiconductor manufacturers including Broadcom Corporation, Intel Corporation, National Semiconductor Corp., Texas Instruments, Inc. and other diversified semiconductor companies. We also compete in some instances against in-house processing solutions designed by our customers. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react faster and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

The market for Internet enabled display products may not evolve rapidly enough to support expanded market acceptance of our products and industry standards in this market continue to evolve.

If the emerging market for Internet enabled display products does not develop or does not evolve fast enough to support rapid market acceptance of our products, our business, financial condition and results of operations will be materially and adversely affected. The Internet enabled display products market includes netTVs, screenphones, e-mail terminals, Web terminals and tablets. Our success will depend on our ability to achieve design wins with customers developing new products and enhanced products for the Internet enabled display products market and their ability to successfully introduce and promote these products. There can be no assurance that the Internet enabled display products market will develop to the extent or in the timeframes necessary to support expansion of our business. We anticipate that Internet enabled display products will be generally based on industry standards, which are continually evolving. The emergence of new industry standards could render our products or our customers’ products unmarketable or obsolete and we may incur substantial unanticipated costs to comply with any new standards. Moreover, our past sales have resulted, to a significant extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products addressing changes within our industry. Our continued ability to adapt to industry changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and our prospects for growth. There can be no assurance that we will be able to anticipate the evolving standards in the semiconductor industry and, in particular, the applications in the Internet enabled display products market, or that we will be able to successfully develop and introduce new products into this market.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 9,291,319 shares or approximately 21.7% of our outstanding common stock as of March 31, 2002. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

In particular, the stock prices of technology companies like us have been highly volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. Market fluctuations as well as general economic, political and market conditions including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance.

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

PART II - OTHER INFORMATION

Item 2:                   Changes in Securities

On January 14, 2002, in connection with the Company’s merger with nDSP Delaware, Inc. (“nDSP”), the Company issued 1,185,995 shares of Common Stock to the shareholders of nDSP in exchange for all of the outstanding capital stock of nDSP.  This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Regulation D under the Securities Act.

Item 6:                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

2.1                                 Agreement and Plan of Merger and Reorganization dated as of December 6, 2001 among Pixelworks, Inc., Nighthawk Acquisition, Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto*

10.1                           Registration Rights Agreement dated as of December 6, 2001 among Pixelworks Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto*

*Incorporated by reference to the Company’s report on Form 8-K filed on January 29, 2002.

(b)                                  Reports on Form 8-K

During the three month period ended March 31, 2002, a report on Form 8-K was filed on January 29, 2002.  A report on Form 8-K/A was filed on March 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: May 15, 2002
/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial
Officer (Principal Financial and Accounting Officer)