Form 10-Q
period 2002-06-30
PIXELWORKS INC
filed 2002-08-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒                   No  ☐

Number of shares of Common Stock outstanding as of July 31, 2002:        43,183,262

PIXELWORKS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53,360	$53,288
Short-term marketable securities	31,832	40,517
Accounts receivable, net	8,196	6,378
Inventories, net	5,054	4,176
Prepaid expenses and other current assets	4,280	3,667
Total current assets	102,722	108,026

Property and equipment, net	7,215	5,463
Long-term marketable securities	10,990	7,450
Goodwill, net	83,533	69,162
Other assets, net	18,016	12,738
Total assets	$222,476	$202,839

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,755	$2,391
Accrued liabilities and current portion of long-term debt	6,511	6,815
Total current liabilities	9,266	9,206

Shareholders' equity:
Common stock	278,613	259,363
Deferred stock compensation	(2,785)	(5,658)
Note receivable for common stock	(84)	(84)
Accumulated deficit	(62,534)	(59,988)
Total shareholders' equity	213,210	193,633
Total liabilities and shareholders' equity	$222,476	$202,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue	$24,644	$22,732	$46,649	$44,075
Cost of revenue(1)	12,261	11,988	22,799	24,060
Gross profit	12,383	10,744	23,850	20,015

Operating expenses:
Research and development(2)	5,275	4,310	10,727	8,534
Selling, general and administrative(3)	5,839	4,112	11,027	7,607
Amortization of goodwill and assembled workforce	—	4,359	—	7,265
In-process research and development expense	—	—	4,200	32,400
Amortization of deferred stock compensation	175	2,539	1,202	4,333
Total operating expenses	11,289	15,320	27,156	60,139
Income (loss) from operations	1,094	(4,576)	(3,306)	(40,124)

Interest income	617	1,128	1,292	2,590
Interest expense	(23)	—	(54)	—
Interest income, net	594	1,128	1,238	2,590
Income (loss) before income taxes	1,688	(3,448)	(2,068)	(37,534)

Income tax provision	327	—	478	—

Net income (loss)	$1,361	$(3,448)	$(2,546)	$(37,534)

Basic and diluted net income (loss) per share	$0.03	$(0.08)	$(0.06)	$(0.94)

Basic and diluted net income (loss) per share	$0.03	$(0.08)	$(0.06)	$(0.94)

Weighted average shares - basic	42,804,499	40,956,346	42,613,282	40,108,316

Weighted average shares - diluted	44,298,107	40,956,346	42,613,282	40,108,316

Amount excludes amortization of deferred stock compensation of:

(1) Cost of revenue	$6	$10	$11	$20
(2) Research and development	41	1,909	790	3,218
(3) Selling, general and administrative	128	620	401	1,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,546)	$(37,534)
Adjustments to reconcile net loss to net cash provided by operating activites:
Depreciation and amortization	2,781	2,065
Loss on disposal of assets	87	—
Amortization of goodwill and assembled workforce	—	7,265
Amortization of developed technology	220	—
Amortization of deferred stock compensation	1,202	4,333
In-process research and development expense	4,200	32,400
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,608)	1,408
Inventories	(54)	(2,500)
Prepaid expenses and other current and long-term assets	(1,729)	(1,415)
Accounts payable	(969)	(4,005)
Accrued liabilities	(1,166)	367
Net cash provided by operating activities	418	2,384

Cash flows from investing activities:
Purchases of property and equipment	(3,450)	(2,209)
Purchases of other assets and investments	(912)	(9,321)
Acquisition, net of cash acquired	(1,541)	—
Purchase of marketable securities	(21,880)	(40,653)
Maturities of marketable securities	27,025	56,361
Net cash provided by (used in) investing activities	(758)	4,178

Cash flows from financing activities:
Payments on long-term debt	(394)	—
Proceeds from issuances of common stock	806	981
Cash provided by financing activities	412	981

Increase in cash and cash equivalents	72	7,543
Cash and cash equivalents at beginning of period	53,288	49,681
Cash and cash equivalents at end of period	$53,360	$57,224

Supplemental disclosure of cash flow information:
Interest paid	$53	$—
Taxes paid	$35	$66
Issuance of stock and stock options for acquisition of business	$20,114	$131,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1:           Basis of Presentation

The financial information included herein for the three and six months ended June 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002.

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

This report on Form 10-Q for the quarter ended June 30, 2002, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 25, 2002 (the “Form 10-K”).  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2001.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Japan	$12,278	$12,303	$21,381	$22,720
Taiwan	3,674	2,792	8,426	5,813
Korea	2,990	3,268	5,989	7,644
Malaysia	1,934	—	4,597	—
Other countries	3,768	4,369	6,256	7,898
Total revenue	$24,644	$22,732	$46,649	$44,075

Note 2:           Earnings per share

Basic earnings per share (“EPS”) is computed on the basis of the weighted average number of common shares outstanding.  Diluted EPS is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method, shares of convertible preferred stock on an as converted basis, and shares of restricted stock, if the potential common shares were not anti-dilutive.

The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Potential common stock equivalent shares related to stock options	3,005,892	2,668,859	4,163,255	2,797,335
Shares of restricted stock subject to repurchase	—	134,051	55,500	145,771

Potential common stock equivalent shares related to stock options includes weighted shares for which the options’ exercise price was greater than the average market price of 3,005,892 and 211,661 for the three months ended June 30, 2002 and 2001, respectively and 2,482,826 and 659,486 for the six months ended June 30, 2002 and 2001, respectively.

Note 3:           Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	June 30, 2002	December 31, 2001

Finished goods	$3,299	$3,993
Work-in-process	1,755	183
	$5,054	$4,176

Note 4:           Acquisitions

On January 14, 2002, the Company acquired 100% of the outstanding shares of nDSP Delaware, Inc. (“nDSP”).  The results of nDSP’s operations have been included in the Company’s financial statements beginning on the date of acquisition.  nDSP is a fabless semiconductor company involved in the development of  video processing ICs for the advanced display market.  nDSP, headquartered in California, also has offices in Mainland China.  The acquisition of nDSP is expected to strengthen Pixelworks’ advanced video processing product and technology portfolio and enable the Company to compete in the analog CRT and digital TV market.  nDSP’s technologies complement the technology found in Pixelworks’ system-on-a-chip ICs.  Pixelworks plans to bring the nDSP technology to market in both the products originally developed by nDSP and new integrated products thus creating a portfolio of products that address a full range of price and performance criteria.

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

In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets.  Of the $22.3 million of acquired intangible assets, $3.7 million was assigned to acquired developed technology with a seven year estimated remaining life and $4.2 million was assigned to in-process research and development (“IPR&D”) assets that were expensed  at the date of acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.  The $14.4 million of goodwill was assigned to Pixelworks, the Company’s sole reporting unit.  In addition, the Company recorded a deferred tax asset of approximately $6.2 million, subject to a full valuation allowance, to recognize book basis and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired.  If the valuation allowance is subsequently reduced the amount of any adjustment will increase the goodwill recorded as part of the acquisition.

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

nDSP had three main product groups under development at the acquisition date, each contributing from 7% to 64% of the total IPR&D value.  The projects under development were video processing ICs targeting the digital display and analog CRT television markets.  The projects ranged from 20% to 80% complete.  All projects had expected completion dates within one year and an estimated aggregate cost to complete of $2.5 million.

On January 30, 2001, we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. (“Panstera”), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock.  The acquisition was recorded as a purchase transaction and the results of Panstera’s operations have been included in the Company’s financial statements beginning on the date of acquisition.  The Company incurred a charge of $32.4 million in the first quarter of 2001 for IPR&D related to the acquisition.

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

	Three months ended June 30,	Six months ended June 30,
	2001	2002	2001
Net revenue	$23,802	$46,710	$45,346
Net income (loss)	(5,648)	1,420	(12,332)
Net income (loss) per share:
Basic and diluted	$(0.13)	$0.03	$(0.29)
Weighted average shares outstanding:
Basic	42,142,341	42,797,770	42,535,293
Diluted	42,142,341	44,482,595	42,535,293

The company recently announced the exercise of its option to purchase the remaining interest in Jaldi Semiconductor for 1.85 million shares of Pixelworks common stock.  The Company expects the acquisition of Jaldi to be completed in the third quarter of 2002.  As of June 30, 2002, the Company had a $7.5 million cost-based investment in Jaldi and a $1.0 million note receivable from Jaldi, both of which were included in other assets on the Company’s balance sheet.

Goodwill and other acquisition related intangibles.  The Company adopted FAS 142 on January 1, 2002.  As a result goodwill and assembled workforce are no longer being amortized.  Through December 31, 2001, goodwill and assembled workforce were being amortized over an estimated life of 60 and 36 months respectively.  Upon adoption of FAS 142, assembled workforce was reclassified as goodwill.  Acquisition related intangibles, net of accumulated amortization at the end of each period consisted of the following:

	June 30, 2002	December 31, 2001
Goodwill	$83,533	$67,912
Assembled workforce	—	1,250
Developed technology	3,480	—
	$87,013	$69,162

The following schedule reconciles reported net loss for all periods presented to adjusted net loss and loss per share exclusive of amortization of goodwill and assembled workforce.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss)	$1,361	$(3,448)	$(2,546)	$(37,534)
Add back: amortization of goodwill and assembled workforce	—	4,359	—	7,265
Adjusted net income (loss)	$1,361	$911	$(2,546)	$(30,269)

Basic and diluted net income (loss) per share	$0.03	$(0.08)	$(0.06)	$(0.94)
Adjusted basic and diluted net income (loss) per share	$0.03	$0.02	$(0.06)	$(0.75)

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

Note 5:           Concentration of Credit Risk

As of June 30, 2002, Pixelworks had accounts receivable from one distributor representing 46% of accounts receivable.  Loss or non-performance by this significant customer could adversely affect Pixelworks financial position or results of operations.

Note 6:           Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS 144 has not had an impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No., 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company has not yet determined what effect this statement will have on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a Company will report the expenses related to restructuring.  SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

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

Overview

We design, develop and market system-on-a-chip integrated circuits (“ICs”) and software for the advanced display industry. Our technology translates and optimizes video, computer graphics, and visual Web information for display on a wide variety of electronic devices. We have announced products in production with Compaq, Dell, Hewlett-Packard, Hitachi, InFocus Corporation, NEC-Mitsubishi, Samsung, SANYO, Seiko Epson, Sharp, Sony and ViewSonic.

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

Also on January 30, 2001, we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. (“Panstera”), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock.  The acquisition was recorded as a purchase transaction and the Company incurred a charge of $32.4 million in the first quarter of 2001 for IPR&D related to the acquisition. At the time of the acquisition, Panstera was developing a line of mixed signal IC’s for the XGA resolution LCD monitor market, none of which had reached technological feasibility.  Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value.  The projects included the development of digital and analog receivers as well as digital processor ICs.  The projects ranged from an estimated 50% to 85% complete.  After the acquisition we redefined some of the product development efforts begun by Panstera by combining elements of technology developed prior to the acquisition at Panstera with technology developed at Pixelworks.  Development efforts on the four main product groups have now been concluded.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. in exchange for approximately 1.2 million shares of Pixelworks stock.  nDSP was a privately held fabless semiconductor company providing video processing ICs designed to enhance the picture quality of televisions, flat panel displays, and multimedia projectors.  The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. are included in the Company’s financial statements beginning on the date of acquisition.  Pixelworks recorded a one-time charge of $4.2 million in the quarter ended March 31, 2002 for purchased in-process research and development expenses related to the acquisition.  At the time of the acquisition nDSP had one product group in production and three main product groups under development, each contributing from 7% to 64% of the total IPR&D value.  The projects under development were video processing ICs targeting the digital display and analog CRT television markets.  The projects ranged from 20% to 80% complete with expected completion dates within one year and an estimated aggregate cost to complete of $2.5 million.  Since the date of the acquisition one of the products in development has been completed and the estimated completion dates of the other two products remain substantially unchanged.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in Europe, Japan, Taiwan and China. Sales to distributors represented 64% and 58% of total revenue for the six months ended June 30, 2002 and 2001, respectively.  Manufacturers representatives support some of our European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Japan, Mainland China, Taiwan and Korea.

We recognize revenue from product sales upon shipment. Pixelworks applies the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Reserves for sales returns and allowances are recorded at the time of shipment.

Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five customers accounted for 42% and 44% of total revenue for the six months ended June 30, 2002 and 2001, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 99% and 92% of total revenue for the six months ended June 30, 2002 and 2001, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

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

Pixelworks believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience.  If actual customer returns increase as a result of future product introductions, the Company may be required to recognize additional reductions to revenue. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Pixelworks provides for the estimated cost of product warranties at the time revenue is recognized. While Pixelworks engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, Pixelworks’ estimated warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Pixelworks’ estimates, revisions to the estimated warranty liability would be required.  Pixelworks establishes a reserve for its inventory for estimated obsolescence or unmarketable inventory by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Pixelworks records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Pixelworks determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue. Revenue for the three months ended June 30, 2002 increased to $24.6 million from $22.7 million in the three months ended June 30, 2001, an 8% increase.  Revenue from products shipped to advanced television and multimedia projector manufacturers increased approximately $3.7 million and $700,000, respectively, which was partially offset by a $2.5 million decrease in revenue from shipments to LCD monitor manufacturers. The increase in revenue from advanced television manufacturers resulted primarily from new product shipments of PW112, PW1210, and PW1220 ICs.  Revenue from projector manufacturers increased as a result of a 36% increase in unit shipments being partially offset by a reduction in the average selling price of the products.  Revenue from LCD monitor manufacturers decreased despite unit growth of 59% as a result of price reductions on existing products as well as the introduction of new products at prices substantially below those of existing products.  As a percentage of total revenue, products shipped to multimedia projector, LCD monitor, and advanced television manufacturers represented approximately 56%, 25%, and 17% of revenue, respectively, for the quarter ended June 30, 2002.  This compared to approximately 57%, 38%, and 2% of total revenue from products shipped into multimedia projectors, LCD monitors, and advanced televisions, respectively, in the quarter ended June 30, 2001.

Gross profit. Gross profit margin was 50.2% for the period ended June 30, 2002 compared to 47.2% for the period ended June 30, 2001, inclusive of amortization of deferred stock compensation of $6,000 and $10,000 respectively.  The improvement in gross profit margin resulted primarily from a greater percentage of revenue from products sold into advanced televisions, which carry higher average gross profit margins.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $5.3 million or 21.6% of total revenue for the three months ended June 30, 2002 which compared to $6.2 million or 27.4% of revenue for the three months ended June 30, 2001. The reduction in research and development expense resulted primarily from a decrease of  $1.9 million in stock compensation expense as the result of employee terminations, which was partially offset by an increase of $1.0 million in compensation expense primarily related to an increase in personnel resulting from our January 2002 acquisition of nDSP.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $6.0 million or 24.2% of total revenue for the three months ended June 30, 2002 which compared to $4.7 million, or 20.8% of total revenue for the three months ended June 30, 2001. The increase in expense resulted primarily from a $588,000 increase in compensation expense due to an increase in the number of employees, $292,000 increase in rent expense resulting from leasing additional building space to support a greater number of employees, and $292,000 increase in accounting and legal fees.

Amortization of goodwill and assembled workforce.  As a result of FAS 142, effective January 1, 2002 goodwill and assembled workforce are no longer being amortized.  As a result, there were no expenses for the amortization of goodwill and assembled workforce for the three months ended June 30, 2002 compared to $4.4 million for the three months ended June 30, 2001.  As of June 30, 2002, there was $83.5 million in goodwill on the balance sheet as a result of the acquisitions of Panstera and nDSP.

Amortization of deferred stock compensation. Stock compensation expense was $175,000 for the three months ended June 30, 2002, a decrease of $2.3 million from $2.5 million for the three months ended June 30, 2001. The decrease was due primarily to the reversal of previously expensed stock compensation for unvested stock options that were cancelled upon employee termination.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $534,000 from $1.1 million for the three months ended June 30, 2001 to $594,000 for the three months ended June 30, 2002.  This decrease was primarily the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes.  The Company recorded a provision for income tax expense during the three months ended June 30, 2002 of $327,000.  This represented a 19% effective tax rate for the period.  The tax provision recorded in the period was determined by estimating the tax provision for the year and the proportionate amount of pretax income for tax purposes generated through June 30, 2002.  While the Company is estimating a book net loss for the year according to accounting principles generally accepted in the United States (GAAP), the Company expects to report pretax income for the year for tax purposes since the Company is not able to deduct certain expenses for tax purposes that are deducted when reporting financial results according to GAAP.  As a result of the merger with nDSP the Company added $6.2 million in deferred tax assets, related primarily to nDSP’s net operating loss carry-forward, which will be offset against goodwill when utilized.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue. Revenue for the six months ended June 30, 2002 increased to $46.6 million from $44.1 million in the six months ended June 30, 2001, a 6% increase.  Overall, unit shipments increased 95% while the aggregate average selling price of products sold decreased 46%.  Revenue from products shipped to advanced television and multimedia projector manufacturers increased approximately $5.8 million and $800,000, respectively.  The increase in revenue from advanced television customers resulted primarily from shipment of new products including those resulting from the January 2002 acquisition of nDSP.  The increase in revenue from multimedia projector customers resulted from a 30% increase in unit shipments, which was partially offset by lower average selling prices.  The average selling price of IC’s being sold to projector manufacturers declined both due to price reductions given to customers and a shift in mix toward lower priced IC’s going into projectors with lower end user price points.  Revenue from products shipped to LCD monitor manufacturers decreased $3.9 million with unit growth of 61% being more than offset by the average selling price of LCD monitor ICs declining by 53%.  The decline in average selling price resulted primarily from the shipment of new products at price points below those of previous generation products.  As a percentage of total revenue, products shipped into multimedia projectors, LCD monitors, and advanced televisions represented approximately 56%, 27%, and 14% of revenue, respectively, for the six months ended June 30, 2002.  This compared to approximately 58%, 37%, and 2% of total revenue from products shipped into multimedia projectors, LCD monitors, and advanced televisions, respectively, in the period ended June 30, 2001.

Gross profit. Gross profit margin was 51.1% for the period ended June 30, 2002 compared to 45.4% for the period ended June 30, 2001, inclusive of amortization of deferred stock compensation of $11,000 and $20,000 respectively.  The improvement in gross profit margin resulted primarily from a greater percentage of revenue from higher margin products sold into advanced televisions and lower percentage of revenue from lower margin products sold into LCD monitors.  Gross profit margins were also positively affected by cost reductions on products being sold to projector customers.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $11.5 million or 24.7% of total revenue for the six months ended June 30, 2002 which compared to $11.8 million, or 26.7% of revenue for the six months ended June 30, 2001. The reduction in research and development expense resulted primarily from a decrease of $2.4 million in stock compensation expense that was partially offset by a $2.1 million increase in compensation expense.  Stock compensation expense decreased as a result of employee terminations.  Compensation expense increased primarily due to an increase in personnel with most of the increase in headcount resulting from the acquisition of nDSP in January 2002.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $11.4 million or 24.5% of total revenue for the six months ended June 30, 2002 which compared to $8.7 million or 19.7% of total revenue for the six months ended June 30, 2001. Most of the $2.7 million increase resulted from a $1.5 million increase in compensation expense related primarily to an increase in personnel, $563,000 increase in rent expense resulting from leasing additional building space, and $359,000 increase in accounting and legal expenses.

Amortization of goodwill and assembled workforce.  As a result of FAS 142, effective January 1, 2002 goodwill and assembled workforce are no longer being amortized.  As a result, there were no expenses for the amortization of goodwill and assembled workforce for the six months ended June 30, 2002 compared to $7.3 million for the six months ended June 30, 2001.  As of June 30, 2002, there was $83.5 million in goodwill on the balance sheet as a result of the acquisitions of Panstera and nDSP.

In-process R&D expense.  In-process R&D expense for the six months ended June 30, 2002, which resulted from the acquisition of nDSP, was $4.2 million.  This compared to in-process R&D expense for the six months ended June 30, 2001 of $32.4 million, which resulted from the acquisition of Panstera.  In-process R&D expense represents the discounted future cash flows from R&D projects in development, but not yet completed, at the time of our acquisitions of nDSP and Panstera.

Amortization of deferred stock compensation. Stock compensation expense was $1.2 million for the six months ended June 30, 2002, a decrease of $3.1 million from $4.3 million for the six months ended June 30, 2001. The decrease was due primarily to deferred stock compensation being amortized on an accelerated method which results in a decreasing amount of deferred stock compensation expense each year and as a result of the reversal of previously expensed stock compensation for unvested stock options that were cancelled upon employee termination in the current period.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $1.3 million from $2.6 million for the six months ended June 30, 2001 to $1.3 million for the six months ended June 30, 2002.  This decrease was primarily the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes.  The Company recorded a provision for income tax expense during the six months ended June 30, 2002 of $478,000.  Although the Company recognized a pretax book loss for the period and expects a pretax loss for the year ending December 31, 2002, the Company expects a tax provision will be necessary due to certain large non-cash expenses recognized for book purposes not being deductible for tax purposes which results in expected pretax income for tax purposes. These large non-cash expenses that are not deductible for tax purposes include primarily amortization of developed technology, in-process research and development expense, and stock compensation expense.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash and cash equivalents of $53.4 million and working capital of $93.5 million as compared to cash and cash equivalents of $53.3 million and working capital of $98.8 million as of December 31, 2001.  Principal sources of cash during the six months ended June 30, 2002 were cash generated by operating activities of $418,000, proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $806,000, and proceeds net of purchases of marketable securities of $5.1 million. Principal uses of cash during the six months ended June 30, 2002 were debt payments of $394,000, the acquisition of nDSP, net of cash received, of $1.5 million, property and equipment expenditures of $3.5 million, and purchases of other assets of $912,000.

Accounts Receivable.  Accounts receivable increased to $8.2 million on June 30, 2002 from $6.4 million at December 31, 2001, an increase of $1.8 million or 28%.  The increase in accounts receivable was primarily related to an increase in revenue in the quarter ended June 30, 2002 and the timing of shipments within the quarter.  Average days sales outstanding (“DSO”) were 30 and 26 days at June 30, 2002 and December 31, 2001, respectively.

Inventories.  Inventories increased $878,000 from $4.2 million at December 31, 2001 to $5.1 million at June 30, 2002.  The increase was due to a $1.6 million increase in work in process inventories that was partially offset by a $694,000 decrease in finished goods.  The increase in work in process inventories resulted from an increase in new product wafer starts.  Inventory turns were 7.6 and 10.0 at June 30, 2002 and December 31, 2001, respectively.  Inventory turns of 7.6 represented approximately 7 weeks of shipments in inventory.

Long-Term Marketable Securities and Other Assets.  Long-term marketable securities consisting of corporate and federal agency bonds with less than 2 years remaining to maturity were $11.0 million at June 30, 2002.  The Company has slightly increased the average maturity of its marketable securities to take advantage of higher long-term interest rates.

Other assets increased $5.3 million from $12.7 million on December 31, 2001 to $18.0 million on June 30, 2002.  The increase was primarily the result of $3.7 million of purchased developed technology as a result of the nDSP acquisition on January 14, 2002 and a loan of $1.0 million to Jaldi Semiconductor (“Jaldi”).

As of June 30, 2002, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 52,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006 and two facilities in California for approximately 20,000 square feet.  The total annual estimated costs for these commitments are $1.8 million, $1.8 million, $1.1 million, $885,000 and $530,000 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.  As a result of the acquisition of nDSP, the Company assumed some debt for equipment leases that as of June 30, 2002 represented approximately $600,000.  All of the equipment lease payments are scheduled for payment over the next 12 months.  Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

The company recently announced the exercise of its option to purchase the remaining interest in Jaldi for 1.85 million shares of Pixelworks common stock.  The Company expects the acquisition of Jaldi to be completed in the quarter ending September 30, 2002.  Pursuant to the original investment agreement, the Company agreed to provide debt financing to Jaldi of up to $2.0 million.  Jaldi may borrow on this commitment in two draw-downs of up to $1.0 million each in May and August 2002.  In the event the merger is not consummated, principal plus interest will be due on the second anniversary of the loans.  Interest will accrue at an annual rate of 7%.  The Company will incur a $10.0 million break-up fee in the event that Jaldi meets all conditions necessary for the merger to close and the Company does not complete the merger.  As of June 30, 2002, the Company had a $1.0 million note receivable from Jaldi included in other assets.

The Company believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to fund its operations for the next twelve months and the foreseeable future.  From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business.  Any such transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS 144 has not had an impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Upon adoption of SFAS No., 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company has not yet determined what effect this statement will have on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a Company will report the expenses related to restructuring.  SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.

Additional Factors That May Affect Future Results

Investing in our shares of common stock involves a high degree of risk.  If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR OPERATIONS

While we have had quarterly periods of net income, including the most recently completed quarter ended June 30, 2002, we have incurred net losses on an annual basis since our inception and may not be able to achieve or sustain profitability on either a quarterly or annual basis in the future.

We incurred net losses of approximately $2.5 million for the six months ended June 30, 2002 and cumulative net losses of approximately $52.5 million through June 30, 2002. In the future we expect our research and development and selling, general and administrative expenses to increase.  Given expected increases in operating expense, we must increase revenues and gross profit to be profitable.  We cannot be certain that we will be profitable in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

The development of our semiconductors, which incorporate mixed analog and digital signal processing, is highly complex. These complexities require that we employ advanced designs and manufacturing processes that are unproven. Since commencing our operations, we have experienced increased development time and delays in introducing new products. We will not always succeed in developing new products or product enhancements nor do so in a timely manner. With the acquisitions of Panstera and nDSP, we significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple, geographically dispersed locations that were formerly done in one location.

Many of our designs involve the development of new high-speed analog circuits that are difficult to simulate and require physical prototypes not required by the primarily digital circuits we currently design. The result could be longer and less predictable development cycles.

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. For the six months ended June 30, 2002, and year ended December 31, 2001, sales to distributors represented 64% and 61% of total revenue, respectively.  For the six months ended June 30, 2002, and year ended December 31, 2001, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 43% and 52% of total revenue, respectively.  During the six months ended June 30, 2002 there were no end customers that represented 10% or more of total revenue.  Sales to our top five customers for the six months ended June 30, 2002 accounted for approximately 42% of our total sales.  Sales to our top five customers accounted for approximately 43%, 52% and 62% for the years ended December 31, 2001, 2000 and 1999, respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

At June 30, 2002, we had two customers that represented more than 10% of our accounts receivable balance.  Tokyo Electron Device was the largest accounts receivable representing 46% of our total accounts receivable.  The failure of this distributor or any other customer representing 10% or more of our total accounts receivable to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 99% for the six months ended June 30, 2002 and 91%, 96% and 93% of our total revenue in 2001, 2000 and 1999, respectively. Most of our customers are concentrated in Japan, Korea and Taiwan, with aggregate sales from those three countries accounting for 77% of total revenue for the first six months of 2002 and 82% and 88% of our total revenue during the year ended December 31, 2001 and 2000, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including:

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

Dependence on a limited number of sole-source, third party manufacturers for our products exposes us to shortages based on capacity allocation, price increases with little notice, volatile inventory levels and delays in product delivery which could result in delays in satisfying customer demand, increased costs and loss of revenues.

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

If we are unable to obtain our products from manufacturers on schedule, our ability to satisfy customer demand will be harmed, and revenue from the sale of products may be lost or delayed. If orders for our products are canceled, expected revenues would not be realized. In addition, if the price charged by our third-party manufacturers increases we will be required to increase our prices, which could harm our competitiveness, or suffer declines in our gross margin.

We use a COT, or customer-owned tooling, process for manufacturing some of our products which exposes us to the possibility of poor yields on manufactured products negatively impacting our gross profit margins and could also result in a reduction or loss of revenue.

We have assumed greater responsibility for the process for our next-generation of products by subcontracting separately for the production of wafers and for their assembly and testing. We are building some products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and associated with coordination of the manufacturing, assembly and testing process. Failure to effectively use this approach to manufacturing would reduce our revenues and harm our gross margin and results of operations.

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

Our sales are made on the basis of purchase orders rather than long-term purchase commitments, which our customers may cancel or defer at any time. This process requires us to make multiple demand forecast assumptions, each of which may introduce errors into our estimates. If our customers or we overestimate demand, we may purchase products, which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if our customers or we underestimate demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

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

Despite testing by our customers and us, performance problems or errors may be found in existing or new semiconductors and software. This could result in a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs. They could also divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our semiconductors and would likely harm our business. Defects, integration issues or other performance problems in our semiconductors and software could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us even if unsuccessful, would likely be time consuming and costly to defend.

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

As of June 30, 2002, goodwill amounted to $83.5 million, or approximately 38%, of the Company’s total assets. Effective January 1, 2002 with the adoption of new accounting standards the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Through internal growth as well as acquisition, our headcount grew from 109 to 176 employees in 2001, a 61 percent increase.  During the first six months of 2002, our headcount increased 37 to 213 employees on June 30, 2002, a 21% increase.  With our acquisition of nDSP we added 41 employees in the first quarter of 2002 with 25 of the employees located in China. We are currently planning to hire additional employees in the second half of this year. Additionally, we intend to acquire Jaldi Semiconductor in the third quarter of 2002 that will also increase our headcount and associated expenses.  Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially owned 9,686,121 shares or approximately 23% of our outstanding common stock as of June 30, 2002. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

We believe our current cash balances will be sufficient to meet our capital requirements for the next 12 months; however, we may need, or could elect, to seek additional funding prior to that time. To the extent that currently available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us, or our shareholders. Further, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

The Company’s 2002 Annual Meeting of Shareholders was held on May 6, 2002 to consider and vote upon a proposal to elect directors and a proposal to amend the Pixelworks Inc. 1997 Stock Incentive Plan to increase the aggregate number of shares of Pixelworks common stock that may be issued there under by 1,500,000 shares to a total of 15,340,116 shares.

The following nominees were elected as Directors by the votes and for the terms indicated below:

Nominee	For	Withheld	Term Ending

Allen H. Alley	26,910,226	6,873,915	2003
Oliver D. Curme	33,615,213	168,928	2003
Frank Gill	33,615,463	168,678	2003
Mark A. Stevens	33,615,363	168,778	2003
C. Scott Gibson	33,612,848	171,293	2003

The proposal to amend the Pixelworks Inc. 1997 Stock Incentive Plan was approved and received the following votes:

Votes
For	28,608,656
Against	5,129,776
Abstain	45,709
Broker non-votes:	0

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

During the three-month period ended June 30, 2002 there were no reports on Form 8-K filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: August 14, 2002	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)