Form 10-Q
period 2002-09-30
PIXELWORKS INC
filed 2002-11-14
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8100 SW Nyberg Road Tualatin, Oregon 97062 (503) 454-1750
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

Yes  ☒   No  ☐

Number of shares of Common Stock outstanding as of October 31, 2002: 43,848,445

PIXELWORKS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$68,062	$53,288
Short-term marketable securities	23,042	40,517
Accounts receivable, net	9,947	6,378
Inventories, net	4,032	4,176
Prepaid expenses and other current assets	3,815	3,667
Total current assets	108,898	108,026

Property and equipment, net	8,712	5,463
Long-term marketable securities	9,482	7,450
Goodwill, net	100,284	69,162
Other assets, net	9,092	12,738
Total assets	$236,468	$202,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,237	$2,391
Accrued liabilities and current portion of long-term debt	6,732	6,815
Total current liabilities	10,969	9,206

Shareholders’ equity:
Common stock	279,856	259,363
Shares exchangeable into common stock	16,376	—
Deferred stock compensation	(3,056)	(5,658)
Note receivable for common stock	—	(84)
Accumulated deficit	(67,677)	(59,988)
Total shareholders’ equity	225,499	193,633
Total liabilities and shareholders’ equity	$236,468	$202,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$26,862	$24,074	$73,512	$68,149
Cost of revenue(1)	13,647	12,607	36,447	36,667
Gross profit	13,215	11,467	37,065	31,482

Operating expenses:
Research and development(2)	6,463	4,379	17,190	12,913
Selling, general and administrative(3)	5,232	4,226	16,259	11,833
Amortization of goodwill and assembled workforce	—	4,359	—	11,623
In-process research and development expense	6,300	—	10,500	32,400
Amortization of deferred stock compensation	676	2,539	1,878	6,873
Total operating expenses	18,671	15,503	45,827	75,642
Loss from operations	(5,456)	(4,036)	(8,762)	(44,160)

Interest income	559	997	1,850	3,587
Interest expense	(17)	—	(70)	—
Interest income, net	542	997	1,780	3,587
Loss before income taxes	(4,914)	(3,039)	(6,982)	(40,573)

Income tax provision	229	—	707	—

Net loss	$(5,143)	$(3,039)	$(7,689)	$(40,573)

Basic and diluted net loss per share	$(0.12)	$(0.07)	$(0.18)	$(1.00)

Weighted average shares - basic and diluted	43,491,996	41,128,835	42,909,408	40,453,591

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$6	$10	$16	$30
(2) Research and development	465	1,909	1,255	5,128
(3) Selling, general and administrative	205	620	607	1,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,689)	$(40,573)
Adjustments to reconcile net loss to net cash provided by operating activites:
Depreciation and amortization	4,344	3,225
Loss on disposal of assets	87	—
Provision for doubtful accounts	—	26
Amortization of goodwill and assembled workforce	—	11,623
Amortization of developed technology	352	—
Amortization of deferred stock compensation	1,878	6,873
In-process research and development expense	10,500	32,400
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(3,358)	(1,936)
Inventories	968	(413)
Prepaid expenses and other current and long-term assets	121	(2,153)
Accounts payable	(453)	(4,704)
Accrued liabilities	(3,235)	907
Net cash provided by operating activities	3,515	5,275

Cash flows from investing activities:
Purchases of property and equipment	(3,943)	(4,008)
Purchases of other assets	(1,121)	(1,678)
Investment in Jaldi	—	(7,500)
Acquisition, net of cash acquired	102	(144)
Purchase of marketable securities	(33,955)	(47,359)
Maturities of marketable securities	49,398	66,062
Net cash provided by investing activities	10,481	5,373

Cash flows from financing activities:
Payments on long-term debt	(601)	—
Proceeds from issuances of common stock	1,379	1,612
Cash provided by financing activities	778	1,612

Increase in cash and cash equivalents	14,774	12,260
Cash and cash equivalents at beginning of period	53,288	49,681
Cash and cash equivalents at end of period	$68,062	$61,941

Supplemental disclosure of cash flow information:
Interest paid	$70	$—
Taxes paid	$51	$118
Issuance of stock and stock options for acquisition of business	$37,502	$131,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

Note 1:                   Basis of Presentation

The financial information included herein for the three and nine months ended September 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2002.

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

This report on Form 10-Q for the quarter ended September 30, 2002, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 25, 2002 (the “Form 10-K”).  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2001.

Segments – Statement of Financial Accounting Standards No. (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment, the design and marketing of integrated circuits for the advanced display industry. Substantially all of the assets of the Company are located in the United States.

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Japan	$13,786	$12,693	$35,116	$35,412
Taiwan	2,849	3,246	11,276	9,059
Korea	2,620	3,287	8,690	10,932
China	2,790	131	5,877	413
United States	990	3,233	1,648	6,997
Other countries	3,827	1,484	10,905	5,336
Total revenue	$26,862	$24,074	$73,512	$68,149

The following table shows percentage of total revenue by distributor for those distributors generating 10% or more of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Distributor A	48%	53%	45%	52%
Distributor B	8%	9%	10%	7%

The following table shows percentage of total revenue by end-customer for those end-customers generating 10% or more of total revenue.  End customers represent customers who indirectly purchase the Company’s products through distributors and contract manufacturers as well as directly from the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
End Customer A	12%	10%	10%	12%
End Customer B	8%	10%	9%	9%
End Customer C	4%	10%	4%	7%

At September 30, 2002, two accounts represented 46% and 10% of gross accounts receivable.  At December 31, 2001, four accounts represented 36%, 18%, 12%, and 11% of gross accounts receivable.

Loss or non-performance by these significant customers could adversely affect Pixelworks financial position or results of operations.

Note 2:                   Earnings per share

Basic earnings per share (“EPS”) is computed on the basis of the weighted average number of common shares outstanding.  Included in the computation of basic weighted average shares outstanding are 1,731,099 shares of common stock issuable upon the exchange of exchangeable shares of our Canadian subsidiary.  These exchangeable shares, which were issued to former shareholders of Jaldi Semiconductor in the acquisition, are intended to have characteristics essentially equivalent to our common stock.  We have treated the shares of common stock issuable upon the exchange of the exchangeable shares as outstanding.

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

The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Potential common stock equivalent shares related to stock options	4,898,472	2,942,663	4,321,559	2,953,142
Shares of restricted stock subject to repurchase	71,280	110,749	49,286	134,097

Potential common stock equivalent shares related to stock options includes weighted shares for which the options’ exercise price was greater than the average market price for the period of 3,747,787 and 692,096 for the three months ended September 30, 2002 and 2001, respectively, and 2,885,757 and 599,593 for the nine months ended September 30, 2002 and 2001, respectively.

Note 3:                   Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	September 30, 2002	December 31, 2001

Finished goods	$3,503	$3,993
Work-in-process	529	183
	$4,032	$4,176

Note 4:                   Acquisitions

Jaldi Semiconductor Corp.

On January 30, 2001, the Company made an investment of $7.5 million in exchange for a 19.6% equity investment in Jaldi Semiconductor Corporation (“Jaldi”), a privately held fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada.  On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi for 1.85 million shares of Pixelworks stock and options.  The results of Jaldi’s operations have been included in the Company’s financial statements beginning on September 6, 2002.  Jaldi’s technology will expand Pixelworks’ product portfolio for the digital television market.

Under the terms of the reorganization agreement between Jaldi, Pixelworks, Inc. and Pixelworks Nova Scotia, each outstanding share of Jaldi was exchanged for .531727153 of an exchangeable share of Jaldi.  Holders of exchangeable shares have dividend, voting and other rights equivalent to common stockholders of Pixelworks, Inc.  These exchangeable shares are the economic equivalent of common shares of Pixelworks, Inc. and may be exchanged for those shares on a one-for-one basis at any time.  The aggregate purchase price of Jaldi was approximately $25.0 million consisting of 1.731 million shares that are issuable upon the exchange of the Jaldi exchangeable shares that are valued at $16.4 million, the assumption of approximately 119,000 stock options valued at $1.0 million, and $7.6 million cash (including the $7.5 million investment in 2001). The estimated fair value of the shares issued was based on the average closing price of Pixelworks’ common stock on the day prior to the announcement of the intent to exercise our option to acquire Jaldi, the day of the announcement, and the day following the announcement ($9.46 per share).

The purchase price for accounting purposes was derived as follows:

	Jaldi Shares	Total Pixelworks Common Shares	Fair Value
Common shares	3,255,657	1,731,099	$16,376
Stock options	223,571	118,879	1,011
	3,479,228	1,849,978	17,387

Cash investment in 2001			7,500
Estimated acquisition costs			101

Total purchase price			$24,988

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Assets acquired:
Current assets	$2,084
Non-current assets	2,111
Acquired in-process research and development	6,300
Deferred compensation on unvested stock awards assumed	1,205
Goodwill	16,751

Less:
Liabilities assumed	(3,463)

Allocated purchase price	$24,988

In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets.  Of the $23.1 million of acquired intangible assets, $6.3 million was assigned to in-process research and development (“IPR&D”) assets that were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Goodwill of $16.8 million was assigned to Pixelworks, the Company’s sole reporting unit.

The value assigned to IPR&D related to research projects for which technological feasibility had not been established and no future alternative uses existed.  The fair value was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value using a risk adjusted rate. Each project was analyzed to determine the technological innovations, which included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion.  Future cash flows were estimated, taking into account the expected life cycles of the product and the underlying technology, relevant market sizes and industry trends.  The estimated net cash flows from these products were based on management’s estimates of related revenues, cost of goods sold, R&D costs, selling, general and administrative costs, income taxes and charges for the use of contributory assets.   A discount rate of 22% was utilized based on the technology of the products, the stage of completion of the projects, the complexity of the development effort and the risks associated with reaching technological feasibility of the projects. The nature of the efforts to develop the in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specification, including function, features and technical performance requirements.

Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value.  The products under development were video processing semiconductors targeting the high-definition digital display markets.  The development projects ranged from 70% to 90% complete.  All development projects had expected completion dates within one year and an estimated aggregate cost to complete of $1.6 million.

nDSP

On January 14, 2002, the Company acquired 100% of the outstanding shares of nDSP Delaware, Inc. (“nDSP”).  The results of nDSP’s operations have been included in the Company’s financial statements beginning on the date of acquisition.  nDSP is a fabless semiconductor company involved in the development of video processing ICs for the advanced display market.  nDSP, headquartered in California, also has offices in China.  The acquisition of nDSP is expected to strengthen Pixelworks’ advanced video processing product and technology portfolio and enable the Company to compete in the analog CRT and digital TV market.  nDSP’s technologies complement the technology found in Pixelworks’ system-on-a-chip ICs.  Pixelworks plans to bring the nDSP technology to market in both the products originally developed by nDSP and new integrated products thus creating a portfolio of products that address a range of price and performance criteria.

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

In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets.  Of the $22.3 million of acquired intangible assets, $3.7 million was assigned to acquired developed technology with a seven year estimated remaining life and $4.2 million was assigned to IPR&D assets that were expensed at the date of acquisition in accordance with FIN 4.  The $14.4 million of goodwill was assigned to Pixelworks, the Company’s sole reporting unit.  In addition, the Company recorded a deferred tax asset of approximately $6.2 million, subject to a full valuation allowance, related primarily to nDSP’s net operating loss carry-forward, which will be offset against goodwill when utilized.

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

Panstera

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

The following table reflects the unaudited combined results of Pixelworks, Inc., Panstera, nDSP, and Jaldi as if the mergers had taken place at the beginning of 2001.  Both periods exclude charges for in-process research and development expense. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net revenue	$26,862	$24,949	$73,573	$70,295
Net loss	(237)	(6,042)	(1,663)	(20,839)
Net income loss per share:
Basic and diluted	$(0.01)	$(0.14)	$(0.04)	$(0.48)
Weighted average shares outstanding:
Basic and diluted	44,771,504	44,045,929	44,549,143	43,779,800

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

	September 30, 2002	December 31, 2001
Goodwill	$100,284	$67,912
Assembled workforce	—	1,250
Developed technology	3,348	—
	$103,632	$69,162

The following schedule reconciles reported net loss for all periods presented to adjusted net income (loss) and net income (loss) per share exclusive of amortization of goodwill and assembled workforce.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(5,143)	$(3,039)	$(7,689)	$(40,573)
Add back: amortization of goodwill and assembled workforce	—	4,359	—	11,623
Adjusted net income (loss)	$(5,143)	$1,320	$(7,689)	$(28,950)

Basic and diluted net loss per share	$(0.12)	$(0.07)	$(0.18)	$(1.00)
Adjusted basic and diluted net income (loss) per share	$(0.12)	$0.03	$(0.18)	$(0.72)

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

Note 5:                   Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a Company will report the expenses related to restructuring.  SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

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

Overview

We design, develop and market system-on-a-chip integrated circuits (“ICs”) and software for the advanced display industry. Our system-on-chip and software technology translates and optimizes video and computer graphics for display on a wide variety of electronic devices, including flat-panel monitors, digital televisions and multimedia projectors. Our broad IC product line is used by the world’s leading manufacturers of consumer electronics and computer display products to enhance image quality and ease of use.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in Europe, Japan, Taiwan and China. Sales to distributors represented 67% and 59% of total revenue for the nine months ended September 30, 2002 and 2001, respectively.  Manufacturers representatives support some of our European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Canada, China, Japan and Taiwan.

We recognize revenue from product sales upon shipment. Pixelworks applies the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Reserves for sales returns and allowances are recorded at the time of shipment.

Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five end customers accounted for 42% and 43% of total revenue for the nine months ended September 30, 2002 and 2001, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 98% and 90% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Since our public offering in May of 2000 we have acquired three privately held companies.

On January 30, 2001, the Company made an investment of $7.5 million in exchange for a 19.6% equity investment in Jaldi Semiconductor Corporation (“Jaldi”), a privately held fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada.  On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi in exchange for approximately 1.7 million shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options.  The acquisition was recorded as a purchase transaction and the results of Jaldi’s operations are included in the Company’s financial statements beginning on the date of acquisition. The Company incurred a charge of $6.3 million in the third quarter of 2002 for purchased in-process research and development expenses (“IPR&D”) related to the acquisition.  Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value.  The products under development were video processing semiconductors targeting the high-definition digital display markets.  The development projects ranged from 70% to 90% complete.  Both projects had expected completion dates within one year and an estimated aggregate cost to complete of $1.6 million.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. (“nDSP”) in exchange for approximately 1.2 million shares of Pixelworks stock.  NDSP was a privately held fabless semiconductor company providing video processing ICs designed to enhance the picture quality of televisions, flat panel displays, and multimedia projectors.  The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. are included in the Company’s financial statements beginning on the date of acquisition.  Pixelworks recorded a one-time charge of $4.2 million in the quarter ended March 31, 2002 for IPR&D related to the acquisition.  At the time of the acquisition nDSP had one product line in production and three main product lines under development, each contributing from 7% to 64% of the total IPR&D value.   The products under development were video processing ICs targeting the digital display and analog CRT television markets.  The products ranged from 20% to 80% complete with expected completion dates within one year and an estimated aggregate cost to complete of $2.5 million.  Since the date of the acquisition one of the products in development has been completed and the estimated completion dates of the other two products remain substantially unchanged.

On January 30, 2001, we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. (“Panstera”), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock.  The acquisition was recorded as a purchase transaction and the results of Panstera’s operations are included in the Company’s financial statements beginning on the date of acquisition.  The Company incurred a charge of $32.4 million in the first quarter of 2001 for IPR&D related to the acquisition. At the time of the acquisition, Panstera was developing a line of mixed signal IC’s for the XGA resolution LCD monitor market, none of which had reached technological feasibility.  Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value.  The projects included the development of digital and analog receivers as well as digital processor ICs.  The projects ranged from an estimated 50% to 85% complete.  After the acquisition we redefined some of the product development efforts begun by Panstera by combining elements of technology developed prior to the acquisition at Panstera with technology developed at Pixelworks.  Development efforts on the four main product groups have now been concluded.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets and goodwill, income taxes, warranty obligations, litigation and other contingencies. Pixelworks bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Pixelworks believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience.  If actual customer returns increase as a result of future product introductions, the Company may be required to recognize additional reductions to revenue. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Pixelworks provides for the estimated cost of product warranties at the time revenue is recognized. While Pixelworks engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, Pixelworks’ estimated warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Pixelworks’ estimates, revisions to the estimated warranty liability would be required.  Pixelworks establishes a reserve for its inventory for estimated obsolescence or unmarketable inventory by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Pixelworks records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Pixelworks determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.  In conjunction with the implementation of the new accounting rules for goodwill, as of January 1, 2002, we completed a goodwill impairment review and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Based on our review of the indicators, we have determined that an additional impairment review is not currently required. Our impairment review process is based on the fair market value of our one reporting unit, which is the total market capitalization of Pixelworks, Inc.  If the market capitalization of Pixelworks were to fall below the book value for a sustained period of time, demonstrating a trend, impairment could be indicated and the Company would be required to review goodwill, which could result in a charge for impairment of goodwill.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue. Revenue for the three months ended September 30, 2002 increased to $26.9 million from $24.1 million in the three months ended September 30, 2001, a 12% increase.  This increase resulted from an 80% increase in units shipped offset in part by a 38% decline in average selling prices.  Revenue from shipments to multimedia projector manufacturers, which represented 57% of total revenue for the three months ended September 30, 2002, increased $1.8 million, or 13%.  The increase was related to growth in the overall multimedia projector market, and in particular, in large part due to growth in shipments to projector manufacturers in Japan.  Revenue from shipments to advanced television manufacturers, which represented 20% of total revenue for the three months ended September 30, 2002, increased $4.3 million, or 351%.  This increase resulted from the overall growth in the advanced television market as well as the shipment of products added through our acquisition of nDSP in January 2002.  In particular, shipments to television manufacturers in China that were almost entirely from products acquired through the acquisition of nDSP, increased from $0 to $2.8 million.    Revenue from shipments to LCD monitor manufacturers, which represented 18% of total revenue for the three months ended September 30, 2002, decreased $4.3 million, or 48%.  The decrease resulted from a 2% increase in unit shipments being more than offset by a 49% decline in average selling prices.  Revenue from sources other than multimedia projector, advanced television, and LCD monitor manufacturers increased $0.9 million.

Gross profit. Gross profit margin was 49.2% for the period ended September 30, 2002 compared to 47.6% for the period ended September 30, 2001, inclusive of amortization of deferred stock compensation of $6,000 and $10,000 respectively.  The improvement in gross profit margin resulted primarily from a greater percentage of revenue from products sold into advanced televisions, which carry higher average gross profit margins.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $6.9 million or 25.8% of total revenue for the three months ended September 30, 2002 which compared to $6.3 million or 26.1% of revenue for the three months ended September 30, 2001. The increase in research and development expense resulted from an increase of $661,000 in compensation expense primarily related to an increase in personnel resulting from our January 2002 acquisition of nDSP, an increase of $801,000 in expenses related to engineering consulting and development services for products in development and an increase of $465,000 in software and equipment related expenses.  Offsetting these increases in expense was a decrease of  $1.4 million in amortization of deferred stock compensation primarily due to the use of the accelerated method of amortization, which recognizes more compensation in earlier periods, and the cancellation of unvested stock options upon employee termination.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $5.4 million or 20.2% of total revenue for the three months ended September 30, 2002 which compared to $4.8 million, or 20.1% of total revenue for the three months ended September 30, 2001. The increase in expense resulted primarily from a $239,000 increase in compensation expense due to an increase in the number of employees, a $277,000 increase in rent expense resulting from leasing additional building space to support a greater number of employees, and a $250,000 increase in travel expenses to support customer requirements.

Amortization of goodwill and assembled workforce.  As a result of FAS 142, effective January 1, 2002 goodwill and assembled workforce are no longer being amortized.  As a result, there were no expenses for the amortization of goodwill and assembled workforce for the three months ended September 30, 2002 compared to $4.4 million for the three months ended September 30, 2001.  As of September 30, 2002, there was $100.3 million in goodwill on the balance sheet as a result of the acquisitions of Panstera, nDSP and Jaldi.

In-process R&D expense.  In-process R&D expense for the three months ended September 30, 2002, which resulted from the acquisition of Jaldi, was $6.3 million.  In-process R&D expense represents the discounted future cash flows from R&D projects in development, but not yet completed, at the time of our acquisition of Jaldi.

Amortization of deferred stock compensation. Stock compensation expense was $676,000 for the three months ended September 30, 2002, a decrease of $1.9 million from $2.5 million for the three months ended September 30, 2001. The decrease was due primarily to the use of the accelerated method of amortization, which recognizes more compensation expense in earlier periods, and the cancellation of unvested stock options upon employee termination.  The decrease was partially offset by an increase in expense related to new options issued in the third quarter as a result of the Jaldi acquisition.  Amortization of the September 30, 2002 balance of $3.0 million in deferred stock compensation is estimated to be $874,000 for the remainder of 2002 and $1.6 million, $501,000 and $60,000 in 2003 through 2005, respectively.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $455,000 from $997,000 for the three months ended September 30, 2001 to $542,000 for the three months ended September 30, 2002.  This decrease was primarily the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes.  The Company recorded a provision for income tax expense during the three months ended September 30, 2002 of $229,000.  While the Company is estimating a book net loss for the year according to accounting principles generally accepted in the United States (“GAAP”), the Company expects to report pretax income for the year for tax purposes since the Company is not able to deduct certain expenses for tax purposes that are deducted when reporting financial results according to GAAP.  The tax provision recorded in the period was determined by estimating the tax provision for the year and the proportionate amount of pretax income for tax purposes generated through September 30, 2002.  As a result of the merger with nDSP the Company added $6.2 million in deferred tax assets, related primarily to nDSP’s net operating loss carry-forward, which will be offset against goodwill when utilized.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue. Revenue for the nine months ended September 30, 2002 increased to $73.5 million from $68.2 million in the nine months ended September 30, 2001, an 8% increase.  Overall, unit shipments increased 89% while the aggregate average selling price of products sold decreased 43%.  Revenue from products shipped to advanced television manufacturers, which represented 17% of total revenue, increased $10.1 million, or 469%.  The increase was related to overall growth in the advanced television market as well as incremental revenue from the sale of advanced television products added through our acquisition of nDSP in January 2002. Revenue from products shipped to multimedia projector manufacturers, which represented 57% of total revenue, increased $2.8 million, or 7%.  The increase in revenue was related to the overall growth in the multimedia projector market.  Revenue from products shipped to LCD monitor manufacturers, which represented 23% of total revenue, decreased $8.1 million, or 32%.  The decrease in revenue was related to unit growth of 38% being more than offset by declines in the average selling price of our products.  Average selling prices declined due to a very competitive environment that resulted in new products being sold at prices substantially below previous generation products.  We expect the environment to continue to be very competitive which will result in continuing declines in average selling prices.

Gross profit. Gross profit margin was 50.4% for the period ended September 30, 2002 compared to 46.2% for the period ended September 30, 2001, inclusive of amortization of deferred stock compensation of $16,000 and $30,000 respectively.  The improvement in gross profit margin resulted primarily from a greater percentage of revenue from higher margin products sold into advanced televisions and lower percentage of revenue from lower margin products sold into LCD monitors.  Gross profit margins were also positively affected by cost reductions on products sold to multimedia projector manufacturers.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $18.4 million or 25.1% of total revenue for the nine months ended September 30, 2002 which compared to $18.0 million, or 26.5% of revenue for the nine months ended September 30, 2001. The increase in research and development expense resulted from a $2.7 million increase in compensation expense primarily due to an increase in personnel with most of the increase in headcount resulting from the acquisition of nDSP in January 2002, as well as an increase of $1.5 million in software and equipment related expenses to support a larger workforce.  These increases were partially offset by a decrease of $3.9 million in amortization of deferred stock compensation that resulted from the use of the accelerated method of amortization, which recognizes more compensation expense in earlier periods, and the cancellation of unvested stock options from employee terminations.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $16.9 million or 22.9% of total revenue for the nine months ended September 30, 2002 which compared to $13.5 million or 19.9% of total revenue for the nine months ended September 30, 2001. The increase resulted primarily from a $1.7 million increase in compensation expense related largely to an increase in personnel, an $840,000 increase in rent expense resulting from leasing additional building space to support a greater number of employees, a $428,000 increase in accounting and legal expenses to support a growing business, and a $412,000 increase in travel expenses to support an increase in customer requirements.

Amortization of goodwill and assembled workforce.  As a result of FAS 142, effective January 1, 2002 goodwill and assembled workforce are no longer being amortized.  As a result, there were no expenses for the amortization of goodwill and assembled workforce for the nine months ended September 30, 2002 compared to $11.6 million for the nine months ended September 30, 2001.  As of September 30, 2002, there was $100.3 million in goodwill on the balance sheet as a result of the acquisitions of Panstera, nDSP and Jaldi.

In-process R&D expense.  In-process R&D expense for the nine months ended September 30, 2002, which resulted from the January 2002 acquisition of nDSP and September 2002 acquisition of Jaldi, was $10.5 million.  This compared to in-process R&D expense for the nine months ended September 30, 2001 of $32.4 million, which resulted from the acquisition of Panstera.  In-process R&D expense represents the discounted future cash flows from R&D projects in development, but not yet completed, at the time of our acquisitions of Jaldi, nDSP and Panstera.

Amortization of deferred stock compensation. Stock compensation expense was $1.9 million for the nine months ended September 30, 2002, a decrease of $5.0 million from $6.9 million for the nine months ended September 30, 2001. The decrease was due primarily to deferred stock compensation being amortized on an accelerated method, which results in a decreasing amount of deferred stock compensation expense each year as well as the reversal of previously expensed stock compensation for unvested stock options that were cancelled upon employee termination in the current period.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $1.8 million from $3.6 million for the nine months ended September 30, 2001 to $1.8 million for the nine months ended September 30, 2002.  This decrease was primarily the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes.  The Company recorded a provision for income tax expense during the nine months ended September 30, 2002 of $707,000.  Although the Company recognized a pretax book loss for the period and expects a pretax loss for the year ending December 31, 2002, the Company expects a tax provision will be necessary due to certain large non-cash expenses recognized for book purposes not being deductible for tax purposes which results in expected pretax income for tax purposes.  These large non-cash expenses that are not deductible for tax purposes include primarily amortization of developed technology, in-process research and development expense, and stock compensation expense.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash and cash equivalents of $68.1 million and working capital of $97.9 million as compared to cash and cash equivalents of $53.3 million and working capital of $98.8 million as of December 31, 2001.  Principal sources of cash during the nine months ended September 30, 2002 were cash generated by operating activities of $3.5 million, proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $1.4 million, and proceeds net of purchases of marketable securities of $15.4 million. Principal uses of cash during the nine months ended September 30, 2002 were debt payments of $601,000, property and equipment expenditures of $3.9 million, and purchases of other assets of $1.1 million.

Accounts Receivable.  Accounts receivable increased to $9.9 million at September 30, 2002 from $6.4 million at December 31, 2001, an increase of $3.5 million or 56%.  The increase in accounts receivable was primarily related to an increase in revenue in the quarter ended September 30, 2002 and the timing of shipments within the quarter.  Average days sales outstanding (“DSO”) were 33 and 26 days at September 30, 2002 and December 31, 2001, respectively.

Inventories.  Inventories decreased $144,000 from $4.2 million at December 31, 2001 to $4.0 million at September 30, 2002.  The decrease was due to a $490,000 decrease in finished goods inventory that was partially offset by a$346,000 increase in work in process.  Inventory turns were 12.0 and 10.0 at September 30, 2002 and December 31, 2001, respectively.  Inventory turns of 12.0 represented approximately 4 weeks of shipments in inventory.

Long-Term Marketable Securities.  Long-term marketable securities consisting of corporate and federal agency bonds with less than 2 years remaining to maturity were $9.5 million at September 30, 2002.  The Company slightly increased the average maturity of its marketable securities to take advantage of higher long-term interest rates.

Other Assets.  Other assets decreased $3.6 million from $12.7 million on December 31, 2001 to $9.1 million on September 30, 2002.  As a result of the accounting for the Jaldi acquisition, other assets decreased by $7.5 million which was the value of the initial cost based investment.  Partially offsetting the decrease in other assets resulting from the Jaldi acquisition was the $3.7 million increase from purchased developed technology from the January 2002 acquisition of nDSP.

As of September 30, 2002, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 52,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006 and two facilities in California for approximately 18,000 square feet.  In September 2002, the Company added approximately 12,000 square feet in Ontario, Canada as a result of the acquisition of Jaldi. The total annual estimated costs for these commitments are $1.8 million, $2.0 million, $1.3 million, $1.1 million and $289,000 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.  As a result of the acquisition of nDSP, the Company assumed some debt for equipment leases that as of September 30, 2002 represented approximately $390,000.  All of the equipment lease payments are scheduled for payment over the next 12 months.  Although the Company has no other material commitments, we anticipate a substantial increase in our capital expenditures consistent with anticipated growth in our operations, infrastructure and personnel. In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

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

RISKS RELATED TO OUR OPERATIONS

While we have had quarterly periods of net income, we have incurred net losses on an annual basis since our inception and may not be able to achieve or sustain profitability on either a quarterly or annual basis in the future.

We incurred net losses of approximately $7.7 million for the nine months ended September 30, 2002 and cumulative net losses of approximately $57.7 million through September 30, 2002. In the future we expect our research and development and selling, general and administrative expenses to increase.  Given expected increases in operating expense, we must increase revenues and gross profit to be profitable.  We cannot be certain that we will be profitable in the future or, if we are, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products, some of which are not in our control and any of which may cause the price of our common stock to fluctuate. These factors include:

• demand for flat panel monitors, advanced television displays, multimedia projectors and internet display devises;

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

The development of our semiconductors, which incorporate mixed analog and digital signal processing, is highly complex. These complexities require that we employ advanced designs and manufacturing processes that are unproven. Since commencing our operations, we have experienced increased development time and delays in introducing new products. We will not always succeed in developing new products or product enhancements nor do so in a timely manner. With the acquisitions of Panstera, nDSP and Jaldi, we significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple, geographically dispersed locations that were formerly done in one location.

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. For the nine months ended September 30, 2002, and year ended December 31, 2001, sales to distributors represented 67% and 61% of total revenue, respectively.  For the nine months ended September 30, 2002, and year ended December 31, 2001, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 45% and 52% of total revenue, respectively.  During the nine months ended September 30, 2002 there was one end customer that represented 10% or more of total revenue.  Sales to our top five customers for the nine months ended September 30, 2002 accounted for approximately 42% of our total sales.  Sales to our top five customers accounted for approximately 43%, 52% and 62% for the years ended December 31, 2001, 2000 and 1999, respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could seriously harm our operating results and cash flows.

At September 30, 2002, we had two customers that represented more than 10% of our accounts receivable balance.  Tokyo Electron Device was the largest accounts receivable representing 46% of our total accounts receivable.  The failure of this distributor or any other customer representing 10% or more of our total accounts receivable to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 98% for the nine months ended September 30, 2002 and 91%, 96% and 93% of our total revenue in 2001, 2000 and 1999, respectively. Most of our customers are concentrated in Japan, Korea, China and Taiwan, with aggregate sales from those four countries accounting for 83% of total revenue for the first nine months of 2002 and 82% and 88% of our total revenue during the year ended December 31, 2001 and 2000, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including:

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

• political and economic instability, particularly in Taiwan, Korea, and China;

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

• changes in the regulatory environment in Japan, Korea, Taiwan and China that may significantly impact purchases of our products by our customers; and

• difficulties in collecting accounts receivable.

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

Our products require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s processes is at least four months, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products, which may result in lost revenues and damaged customer relationships.

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

We have had development arrangements with customers and other parties that consume large amounts of engineering resources far in advance of product revenue. Our work under these arrangements is technically challenging and may require deliverables on an accelerated basis. These arrangements place considerable demands on our limited resources, particularly on our most senior engineering talent, and may not result in revenue for twelve to eighteen months, if at all. In addition, allocating significant resources to these arrangements may detract from or delay the completion of other important development projects. Any of these development agreements could be canceled at any time without notice. These factors could have a material and adverse effect on our long-term business and results of operations.

Because of our long product development process and sales cycle, we may incur substantial expenses before we earn associated revenues and may not ultimately sell as many units of our products as we forecasted.

We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s equipment can take up to six months or more. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when we achieve a design win, the customer may never ship systems incorporating our products. Because of our relatively limited history in selling our products, no assurance can be given that the time required for the testing, evaluation and design of our products by our customers would not exceed six months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures.  Additionally, if actual sales volumes for a particular product are substantially less than originally forecasted, we may experience large asset write-offs of intellectual property, prepaid royalties, and production masks, which would negatively affect our operating results.

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

Most of our current manufacturers and customers are located in Japan, China, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. In September 1999, a significant earthquake in Taiwan affected a current manufacturer’s facilities. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers’ and customers are located likely would result in the disruption of our foundry partners’ assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold two patents and have twenty-six patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. Competitors in both the United States and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. To-date, we acquired Panstera, Inc. in January 2001, nDSP in January 2002 and Jaldi Semiconductor in September 2002. The acquisitions of Panstera, nDSP and Jaldi contain a very high level of risk primarily because the investments were made based on in-process technological development that may not be completed, or if completed, may not be commercially viable. If this were the case, our financial results would likely be very negatively affected.

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

As of September 30, 2002, goodwill amounted to $100.3 million, or approximately 42%, of the Company’s total assets. Effective January 1, 2002 with the adoption of new accounting standards the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Through internal growth as well as acquisition, our headcount grew from 109 to 176 employees in 2001, a 61% increase.  During the first nine months of 2002, our headcount increased 76 to 252 employees on September 30, 2002, a 43% increase.  With our acquisition of nDSP we added 41 employees in the first quarter of 2002 with 25 of the employees located in China. We added 28 people in Canada as a result of the acquisition of Jaldi in the third quarter of 2002.  We are currently planning to hire additional employees throughout the remainder of 2002.  Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

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

We compete with a range of specialized and diversified electronic and semiconductor companies that offer display processors. In particular, we compete against Genesis Microchip, Inc., Macronix International Co., Ltd., Media Reality Technologies, Inc. (MRT, Inc.), Philips, Silicon Image, Inc., SmartASIC, Inc., STMicroelectronics NV, Topro, Trident, Trumpion, and other companies. Potential competitors may include diversified semiconductor manufacturers including Broadcom Corporation, Intel Corporation, National Semiconductor Corp., Texas Instruments, Inc. and other diversified semiconductor companies. We also compete in some instances against in-house processing solutions designed by our customers. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react faster and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

The market for Internet enabled display products may not evolve rapidly enough to support expanded market acceptance of our products and industry standards in this market continue to evolve.

If the emerging market for Internet enabled display products does not develop or does not evolve fast enough to support rapid market acceptance of our products, our business, financial condition and results of operations will be materially and adversely affected. The Internet enabled display products market includes advanced television products, screen phones, e-mail terminals, Web terminals and tablets. Our success will depend on our ability to achieve design wins with customers developing new products and enhanced products for the Internet enabled display products market and their ability to successfully introduce and promote these products. There can be no assurance that the Internet enabled display products market will develop to the extent or in the timeframes necessary to support expansion of our business. We anticipate that Internet enabled display products will be generally based on industry standards, which are continually evolving. The emergence of new industry standards could render our products or our customers’ products unmarketable or obsolete and we may incur substantial unanticipated costs to comply with any new standards. Moreover, our past sales have resulted, to a significant extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products addressing changes within our industry. Our continued ability to adapt to industry changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and our prospects for growth. There can be no assurance that we will be able to anticipate the evolving standards in the semiconductor industry and, in particular, the applications in the Internet enabled display products market, or that we will be able to successfully develop and introduce new products into this market.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially owned 9,767,505 shares or approximately 22% of our outstanding common stock as of September 30, 2002. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to any of our sales. We have employees located in offices in Canada, Japan, Taiwan and China and as a result a portion of our operating expenses are denominated in foreign currencies.  Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies.  Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.  We do not currently hedge against foreign currency rate fluctuations.  The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

During the three-month period ended September 30, 2002 there were no reports on Form 8-K filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: November 14, 2002	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Allen H. Alley, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Pixelworks, Inc.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.             Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/Allen H. Alley
Allen H. Alley
Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Jeffrey B. Bouchard, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Pixelworks, Inc.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.             Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer