Form 10-Q/A
period 2002-09-30
PIXELWORKS INC
filed 2003-01-30
CIK 1040161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation)	91-1761992 (I.R.S. Employer Identification No.)
8100 SW Nyberg Road Tualatin, Oregon 97062 (503) 454-1750 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒    No ☐

        Number of shares of Common Stock outstanding as of October 31, 2002: 43,848,445

PIXELWORKS, INC.

        The purpose of this amendment to Pixelworks, Inc's Quarterly Report on Form 10-Q/A is to restate its financial statements as of September 30, 2002, and for the three and nine month periods then ended, to reflect a change in the accounting treatment applied to the acquisition of Jaldi Semiconductor as discussed in note 2.

        This amendment does not reflect events occurring after the filing of the Quarterly Report on November 14, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the restatement as described above.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited) (As restated- see note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,062	$53,288
Short-term marketable securities	23,042	40,517
Accounts receivable, net	9,947	6,378
Inventories, net	4,032	4,176
Prepaid expenses and other current assets	3,815	3,667

Total current assets	108,898	108,026
Long-term marketable securities	9,482	7,450
Property and equipment, net	8,712	5,463
Goodwill	83,533	67,912
Assembled workforce	2,909	1,250
Other assets, net	9,092	12,738

Total assets	$222,626	$202,839

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,237	$2,391
Accrued liabilities and current portion of long-term debt	6,732	6,815

Total current liabilities	10,969	9,206
Shareholders' equity:
Common stock	279,856	259,363
Shares exchangeable into common stock	16,376	—
Deferred stock compensation	(3,056)	(5,658)
Note receivable for common stock	—	(84)
Accumulated deficit	(81,519)	(59,988)

Total shareholders' equity	211,657	193,633

Total liabilities and shareholders' equity	$222,626	$202,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(As restated— see note 2)		(As restated— see note 2)
Revenue	$26,862	$24,074	$73,512	$68,149
Cost of revenue(1)	13,647	12,607	36,447	36,667

Gross profit	13,215	11,467	37,065	31,482
Operating expenses:
Research and development(2)	6,463	4,379	17,190	12,913
Selling, general and administrative(3)	5,232	4,226	16,259	11,833
Amortization of goodwill and assembled workforce	—	4,359	—	11,623
In-process research and development expense	20,142	—	24,342	32,400
Amortization of deferred stock compensation	676	2,539	1,878	6,873

Total operating expenses	32,513	15,503	59,669	75,642

Loss from operations	(19,298)	(4,036)	(22,604)	(44,160)

Interest income	559	997	1,850	3,587
Interest expense	(17)	—	(70)	—

Interest income, net	542	997	1,780	3,587

Loss before income taxes	(18,756)	(3,039)	(20,824)	(40,573)

Income tax provision	229	—	707	—

Net loss	$(18,985)	$(3,039)	$(21,531)	$(40,573)

Basic and diluted net loss per share	$(0.44)	$(0.07)	$(0.50)	$(1.00)

Weighted average shares—basic and diluted	43,491,996	41,128,835	42,909,408	40,453,591

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$6	$10	$16	$30
(2) Research and development	465	1,909	1,255	5,128
(3) Selling, general and administrative	205	620	607	1,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(As restated- see note 2)
Cash flows from operating activities:
Net loss	$(21,531)	$(40,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,344	3,225
Loss on disposal of assets	87	—
Provision for doubtful accounts	—	26
Amortization of goodwill and assembled workforce	—	11,623
Amortization of developed technology	352	—
Amortization of deferred stock compensation	1,878	6,873
In-process research and development expense	24,342	32,400
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(3,358)	(1,936)
Inventories	968	(413)
Prepaid expenses and other current and long-term assets	121	(2,153)
Accounts payable	(453)	(4,704)
Accrued liabilities	(3,235)	907

Net cash provided by operating activities	3,515	5,275

Cash flows from investing activities:
Purchases of property and equipment	(3,943)	(4,008)
Purchases of other assets	(1,121)	(1,678)
Investment in Jaldi	—	(7,500)
Acquisition, net of cash acquired	102	(144)
Purchase of marketable securities	(33,955)	(47,359)
Maturities of marketable securities	49,398	66,062

Net cash provided by investing activities	10,481	5,373

Cash flows from financing activities:
Payments on long-term debt	(601)	—
Proceeds from issuances of common stock	1,379	1,612

Cash provided by financing activities	778	1,612

Increase in cash and cash equivalents	14,774	12,260
Cash and cash equivalents at beginning of period	53,288	49,681

Cash and cash equivalents at end of period	$68,062	$61,941

Supplemental disclosure of cash flow information:
Interest paid	$70	$—
Taxes paid	$51	$118
Issuance of stock and stock options for acquisition of business	$37,502	$131,590

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

        This report on Form 10-Q/A for the quarter ended September 30, 2002, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 25, 2002 (the "Form 10-K"). Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2001.

        Segments—Statement of Financial Accounting Standards No. ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS 131, the Company has determined that it operates within one segment, the design and marketing of integrated circuits for the advanced display industry. Substantially all of the assets of the Company are located in the United States.

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

        The following table shows percentage of total revenue by end-customer for those end-customers generating 10% or more of total revenue. End customers represent customers who indirectly purchase the Company's products through distributors and contract manufacturers as well as directly from the Company.

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

Note 2: Restatement

        The Company has restated its financial statements as of September 30, 2002, and for the three and nine month periods then ended, to reflect a change in the accounting treatment applied to the acquisition of Jaldi Semiconductor ("Jaldi"). The Company originally concluded, after reviewing the facts with its auditors, that at the time of acquisition Jaldi was a "business" under the guidelines set forth in SFAS 141. However, after further review of the facts at year-end, the Company and its auditors determined that at the time of acquisition Jaldi was a "development stage company" rather than a "business". As a "development stage company" the acquisition should have been accounted for as an acquisition of assets with the excess purchase price over the fair value of assets acquired and liabilities assumed allocated to the intangible assets acquired which consisted of assembled workforce and in-process research and development ("IPR&D"). Accordingly, as a result of the change in accounting reflected in the restatement, goodwill at September 30, 2002, decreased $16.7 million and assembled workforce and IPR&D at September 30, 2002, increased $2.9 million and $13.8 million, respectively. Net loss for the three months ended September 30, 2002, increased from $5.1 million (as previously reported), or a diluted net loss per share of $0.12, to $19.0 million (as restated), or a diluted net loss per share of $0.44. Net loss for the nine months ended September 30, 2002, increased from $7.7 million (as previously reported), or a diluted net loss per share of $0.18, to $21.5 million (as restated), or a diluted net loss per share of $0.50. The restatement had no impact on cash flow or working capital.

Note 3: Earnings per share

        Basic earnings per share ("EPS") is computed on the basis of the weighted average number of common shares outstanding. Included in the computation of basic weighted average shares outstanding are 1,731,099 shares of common stock issuable upon the exchange of exchangeable shares of our Canadian subsidiary. These exchangeable shares, which were issued to former shareholders of Jaldi Semiconductor in the acquisition, are intended to have characteristics essentially equivalent to our common stock. We have treated the shares of common stock issuable upon the exchange of the exchangeable shares as outstanding.

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

        Potential common stock equivalent shares related to stock options includes weighted shares for which the options' exercise price was greater than the average market price for the period of 3,747,787 and 692,096 for the three months ended September 30, 2002 and 2001, respectively, and 2,885,757 and 599,593 for the nine months ended September 30, 2002 and 2001, respectively.

Note 4: Inventories

        Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	September 30, 2002	December 31, 2001
Finished goods	$3,503	$3,993
Work-in-process	529	183

	$4,032	$4,176

Note 5: Acquisitions

Jaldi Semiconductor Corp.

        On January 30, 2001, the Company made an investment of $7.5 million in exchange for a 19.6% equity investment in Jaldi Semiconductor Corporation ("Jaldi"), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada. On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi for 1.85 million shares of Pixelworks stock and options. The acquisition has been accounted for as an asset purchase and the results of Jaldi's operations have been included in the Company's financial statements beginning on September 6, 2002. Jaldi's technology will expand Pixelworks' product portfolio for the digital television market.

        Under the terms of the reorganization agreement between Jaldi, Pixelworks, Inc. and Pixelworks Nova Scotia, each outstanding share of Jaldi was exchanged for .531727153 of an exchangeable share of Jaldi. Holders of exchangeable shares have dividend, voting and other rights equivalent to common stockholders of Pixelworks, Inc. These exchangeable shares are the economic equivalent of common shares of Pixelworks, Inc. and may be exchanged for those shares on a one-for-one basis at any time. The aggregate purchase price of Jaldi was approximately $25.0 million consisting of 1.731 million shares that are issuable upon the exchange of the Jaldi exchangeable shares that are valued at $16.4 million, the assumption of approximately 119,000 stock options valued at $1.0 million, and $7.6 million cash (including the $7.5 million investment in 2001). The estimated fair value of the shares issued was based on the average closing price of Pixelworks' common stock on the day prior to the announcement of the intent to exercise our option to acquire Jaldi, the day of the announcement, and the day following the announcement ($9.46 per share).

        The purchase price of this development stage company was derived as follows for accounting purposes:

	Jaldi Shares	Total Pixelworks Common Shares	Fair Value
Common shares	3,255,657	1,731,099	$16,376
Stock options	223,571	118,879	1,011

	3,479,228	1,849,978	17,387

Cash investment in 2001			7,500
Estimated acquisition costs			101

Total purchase price			$24,988

        The purchase price was allocated to the assets and liabilities based on fair values as follows:

Assets acquired:
Current assets	$2,084
Non-current assets	2,111
Acquired in-process research and development	20,142
Deferred compensation on unvested stock awards assumed	1,205
Assembled workforce	2,909
Less:
Liabilities assumed	(3,463)

Allocated purchase price	$24,988

        In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets. The IPR&D and the assembled workforce were valued at $6.3 million and $910,000, respectively. The remaining excess purchase price over the identified tangible and intangible net assets was $15.8 million and was allocated to the intangible assets on a pro-rata basis resulting in $2.0 million of the purchase price being assigned to assembled workforce and $13.8 million being assigned to IPR&D assets that were expensed at the date of acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

nDSP

        On January 14, 2002, the Company acquired 100% of the outstanding shares of nDSP Delaware, Inc. ("nDSP"). The results of nDSP's operations have been included in the Company's financial statements beginning on the date of acquisition. nDSP is a fabless semiconductor company involved in the development of video processing ICs for the advanced display market. nDSP, headquartered in California, also has offices in China. The acquisition of nDSP is expected to strengthen Pixelworks' advanced video processing product and technology portfolio and enable the Company to compete in the analog CRT and digital TV market. nDSP's technologies complement the technology found in Pixelworks' system-on-a-chip ICs. Pixelworks plans to bring the nDSP technology to market in both the products originally developed by nDSP and new integrated products thus creating a portfolio of products that address a range of price and performance criteria.

        The aggregate purchase price of nDSP was approximately 1.2 million shares of Pixelworks common stock valued at $20.1 million. The estimated fair value of the shares issued was based on the average closing price of Pixelworks' common stock on the day prior to the announcement of the Agreement and Plan of Merger, the day of the announcement, and the day following the announcement ($16.96 per share).

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

        In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets. Of the $22.3 million of acquired intangible assets, $3.7 million was assigned to acquired developed technology with a seven year estimated remaining life and $4.2 million was assigned to IPR&D assets that were expensed at the date of acquisition in accordance with FIN 4. The $14.4 million of goodwill was assigned to Pixelworks, the Company's sole reporting unit. In addition, the Company recorded a deferred tax asset of approximately $6.2 million, subject to a full valuation allowance, related primarily to nDSP's net operating loss carry-forward, which will be offset against goodwill when utilized.

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

Panstera

        On January 30, 2001, we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. ("Panstera"), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock. The acquisition was recorded as a purchase transaction and the results of Panstera's operations have been included in the

Company's financial statements beginning on the date of acquisition. The Company incurred a charge of $32.4 million in the first quarter of 2001 for IPR&D related to the acquisition.

        The following table reflects the unaudited combined results of Pixelworks, Inc., Panstera and nDSP as if the mergers had taken place at the beginning of 2001. Both periods exclude charges for in-process research and development expense. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net revenue	$26,862	$24,949	$73,573	$70,295
Net loss	(18,985)	(5,098)	(17,650)	(17,941)
Net income loss per share:
Basic and diluted	$(0.44)	$(0.12)	$(0.41)	$(0.43)
Weighted average shares outstanding:
Basic and diluted	43,491,996	42,314,830	42,970,228	42,048,701

Goodwill and other acquisition related intangibles

        The Company adopted SFAS 142 on January 1, 2002. As a result, goodwill and assembled workforce acquired in business combinations prior to June 30, 2001 are no longer being amortized. Through December 31, 2001, goodwill and assembled workforce were being amortized over an estimated life of 60 and 36 months respectively. Upon adoption of SFAS 142, assembled workforce of $1.3 million was reclassified as goodwill. Acquisition related intangibles, net of accumulated amortization at the end of each period consisted of the following:

	September 30, 2002	December 31, 2001
Goodwill	$83,533	$67,912
Assembled workforce	2,909	1,250
Developed technology	3,348	—

	$89,790	$69,162

        The following schedule reconciles reported net loss for all periods presented to adjusted net income (loss) and net income (loss) per share exclusive of amortization of goodwill and assembled workforce.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(18,985)	$(3,039)	$(21,531)	$(40,573)
Add back: amortization of goodwill and assembled workforce	—	4,359	—	11,623

Adjusted net income (loss)	$(18,985)	$1,320	$(21,531)	$(28,950)

Basic and diluted net loss per share	$(0.44)	$(0.07)	$(0.50)	$(1.00)
Adjusted basic and diluted net income (loss) per share	$(0.44)	$0.03	$(0.50)	$(0.72)

        SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. As a result, the Company reclassified $1.25 million of assembled workforce to goodwill on January 1, 2002. Upon adoption of FAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. To accomplish this, the Company identified one reporting unit, Pixelworks, and determined the carrying value of that reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to that reporting unit as of the date of adoption. No impairment loss was indicated as of the date of adoption and the Company did not recognize any impairment loss as the cumulative effect of a change in accounting principle in the first interim period. As of the date of adoption, the Company had $69.2 million of goodwill and intangibles, which was subject to the transition provisions of FAS 141 and 142.

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS 144 has not had an impact on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q/A titled "Additional Factors That May Affect Future Results," which could cause actual results to differ materially from those discussed in the forward-looking statements. Forward-looking statements in this Form 10-Q/A are identified by words such as "believes," "expects," "anticipates," "intends," "estimates," "should," "will," "may" and similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements contained in this Form 10-Q/A speak only as of the date on which they are made, and the company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing. You are urged to review carefully our various disclosures in this Form 10-Q/A and our other reports filed with the SEC, including our 2001 Annual Report on Form 10-K filed on March 25, 2002 (the "Form 10-K"), that attempt to advise you of the risks and factors that may affect our business.

Overview

        The purpose of this amendment to Pixelworks, Inc's Quarterly Report on Form 10-Q/A is to restate its financial statements as of September 30, 2002, and for the three and nine month periods then ended, to reflect a change in the accounting treatment applied to the acquisition of Jaldi Semiconductor as discussed in note 2.

        This amendment does not reflect events occurring after the filing of the Quarterly Report on November 14, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the restatement as described above.

        We design, develop and market system-on-a-chip integrated circuits ("ICs") and software for the advanced display industry. Our system-on-chip and software technology translates and optimizes video and computer graphics for display on a wide variety of electronic devices, including flat-panel monitors, digital televisions and multimedia projectors. Our broad IC product line is used by the world's leading manufacturers of consumer electronics and computer display products to enhance image quality and ease of use.

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

        On January 30, 2001, the Company made an investment of $7.5 million in exchange for a 19.6% equity investment in Jaldi Semiconductor Corporation ("Jaldi"), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada. On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi in exchange for approximately 1.7 million shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options. The acquisition was recorded as an asset purchase and the results of Jaldi's operations are included in the Company's financial statements beginning on the date of acquisition. The Company incurred a charge of $20.1 million in the third quarter of 2002 for purchased in-process research and development expenses ("IPR&D") related to the acquisition. Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value. The products under development were video processing semiconductors targeting the high-definition digital display markets. The development projects ranged from 70% to 90% complete. Both projects had expected completion dates within one year and an estimated aggregate cost to complete of $1.6 million.

        On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. ("nDSP") in exchange for approximately 1.2 million shares of Pixelworks stock. NDSP was a privately held fabless semiconductor company providing video processing ICs designed to enhance the picture quality of televisions, flat panel displays, and multimedia projectors. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. are included in the Company's financial statements beginning on the date of acquisition. Pixelworks recorded a one-time charge of $4.2 million in the quarter ended March 31, 2002 for IPR&D related to the acquisition. At the time of the acquisition nDSP had one product line in production and three main product lines under development, each contributing from 7% to 64% of the total IPR&D value. The products under development were video processing ICs targeting the digital display and analog CRT television markets. The products ranged from 20% to 80% complete with expected completion dates within one year and an estimated aggregate cost to complete of $2.5 million. Since the date of the acquisition one of the products in development has been completed and the estimated completion dates of the other two products remain substantially unchanged.

        On January 30, 2001, we completed the acquisition of all of the outstanding capital stock and stock options of Panstera, Inc. ("Panstera"), a privately held fabless semiconductor company located in San Jose, California, in exchange for 4.5 million shares of Pixelworks Common Stock. The acquisition was recorded as a purchase transaction and the results of Panstera's operations are included in the Company's financial statements beginning on the date of acquisition. The Company incurred a charge of $32.4 million in the first quarter of 2001 for IPR&D related to the acquisition. At the time of the acquisition, Panstera was developing a line of mixed signal IC's for the XGA resolution LCD monitor market, none of which had reached technological feasibility. Panstera had four main product groups under development at the acquisition date, each contributing from 11% to 41% to the total IPR&D value. The projects included the development of digital and analog receivers as well as digital processor ICs. The projects ranged from an estimated 50% to 85% complete. After the acquisition we redefined some of the product development efforts begun by Panstera by combining elements of technology developed prior to the acquisition at Panstera with technology developed at Pixelworks. Development efforts on the four main product groups have now been concluded.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets and goodwill, income taxes, warranty obligations, litigation and other contingencies. Pixelworks bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Pixelworks believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for customer returns based on historical experience. If actual customer returns increase as a result of future product introductions, the Company may be required to recognize additional reductions to revenue. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Pixelworks provides for the estimated cost of product warranties at the time revenue is recognized. While Pixelworks engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, Pixelworks' estimated warranty liability is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Pixelworks' estimates, revisions to the estimated warranty liability would be required. Pixelworks establishes a reserve for its inventory for estimated obsolescence or unmarketable inventory by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Pixelworks records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Pixelworks determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In conjunction with the implementation of the new accounting rules for goodwill, as of January 1, 2002, we completed a goodwill impairment review and found no impairment. According to our accounting policy under the new rules, we will perform a similar review annually, or earlier if indicators of potential impairment exist. Based on our review of the indicators, we have determined that an additional impairment review is not currently required. Our impairment review process is based on the fair market value of our one reporting unit, which is the total market capitalization of Pixelworks, Inc. If the market capitalization of Pixelworks were to fall below the book value for a sustained period of time, demonstrating a trend, impairment could be indicated and the Company would be required to review goodwill, which could result in a charge for impairment of goodwill.

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

        Amortization of goodwill and assembled workforce.    As a result of implementing FAS 142, effective January 1, 2002 goodwill is no longer being amortized and assembled workforce on the balance sheet on that date was reclassified into goodwill. There was no expense for the amortization of goodwill for the three months ended September 30, 2002 compared to $4.4 million for the three months ended September 30, 2001. As of September 30, 2002, there was $83.5 million in goodwill on the balance sheet as a result of the acquisitions of Panstera and nDSP, and $2.9 million in assembled workforce on the balance sheet as a result of the acquisition of Jaldi. The assembled workforce will be amortized over an estimated life of 36 months.

        In-process R&D expense.    In-process R&D expense for the three months ended September 30, 2002, which resulted from the acquisition of Jaldi, was $20.1 million. In-process R&D expense represents the discounted future cash flows from R&D projects in development, but not yet completed, at the time of our acquisition of Jaldi.

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

        Provision for income taxes.    The Company recorded a provision for income tax expense during the three months ended September 30, 2002 of $229,000. While the Company is estimating a book net loss for the year according to accounting principles generally accepted in the United States ("GAAP"), the Company expects to report pretax income for the year for tax purposes since the Company is not able to deduct certain expenses for tax purposes that are deducted when reporting financial results according to GAAP. The tax provision recorded in the period was determined by estimating the tax provision for the year and the proportionate amount of pretax income for tax purposes generated through September 30, 2002. As a result of the merger with nDSP the Company added $6.2 million in deferred tax assets, related primarily to nDSP's net operating loss carry-forward, which will be offset against goodwill when utilized.

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

        Amortization of goodwill and assembled workforce.    As a result of implementing FAS 142, effective January 1, 2002 goodwill is no longer being amortized and assembled workforce on the balance sheet on that date was reclassified into goodwill. There was no expense for the amortization of goodwill for the nine months ended September 30, 2002 compared to $11.6 million for the nine months ended September 30, 2001. As of September 30, 2002, there was $83.5 million in goodwill on the balance sheet as a result of the acquisitions of Panstera and nDSP, and $2.9 million in assembled workforce on the balance sheet as a result of the acquisition of Jaldi. The assembled workforce will be amortized over an estimated life of 36 months.

        In-process R&D expense.    In-process R&D expense for the nine months ended September 30, 2002, which resulted from the January 2002 acquisition of nDSP and September 2002 acquisition of Jaldi, was $24.3 million. This compared to in-process R&D expense for the nine months ended September 30, 2001 of $32.4 million, which resulted from the acquisition of Panstera. In-process R&D expense represents the discounted future cash flows from R&D projects in development, but not yet completed, at the time of our acquisitions of Jaldi, nDSP and Panstera.

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

Liquidity and Capital Resources

        As of September 30, 2002, the Company had cash and cash equivalents of $68.1 million and working capital of $97.9 million as compared to cash and cash equivalents of $53.3 million and working capital of $98.8 million as of December 31, 2001. Principal sources of cash during the nine months ended September 30, 2002 were cash generated by operating activities of $3.5 million, proceeds from the issuance of stock under the Company's employee stock purchase plan and stock option plans of $1.4 million, and proceeds net of purchases of marketable securities of $15.4 million. Principal uses of cash during the nine months ended September 30, 2002 were debt payments of $601,000, property and equipment expenditures of $3.9 million, and purchases of other assets of $1.1 million.

        Accounts Receivable.    Accounts receivable increased to $9.9 million at September 30, 2002 from $6.4 million at December 31, 2001, an increase of $3.5 million or 56%. The increase in accounts receivable was primarily related to an increase in revenue in the quarter ended September 30, 2002 and the timing of shipments within the quarter. Average days sales outstanding ("DSO") were 33 and 26 days at September 30, 2002 and December 31, 2001, respectively.

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS 144 has not had an impact on the Company's consolidated financial position or results of operations.

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

        We incurred net losses of approximately $21.5 million for the nine months ended September 30, 2002 and cumulative deficit of $81.5 million through September 30, 2002. In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expense, we must increase revenues and gross profit to be profitable. We cannot be certain that we will be profitable in the future or, if we are, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

        Our products require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product's design to a particular contract manufacturer's processes is at least four months, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products, which may result in lost revenues and damaged customer relationships.

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

        Most of our current manufacturers and customers are located in Japan, China, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. In September 1999, a significant earthquake in Taiwan affected a current manufacturer's facilities. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers' and customers are located likely would result in the disruption of our foundry partners' assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

        As of September 30, 2002, goodwill amounted to $83.5 million, or approximately 38%, of the Company's total assets. Effective January 1, 2002 with the adoption of new accounting standards the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

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

        If the emerging market for Internet enabled display products does not develop or does not evolve fast enough to support rapid market acceptance of our products, our business, financial condition and results of operations will be materially and adversely affected. The Internet enabled display products market includes advanced television products, screen phones, e-mail terminals, Web terminals and tablets. Our success will depend on our ability to achieve design wins with customers developing new products and enhanced products for the Internet enabled display products market and their ability to successfully introduce and promote these products. There can be no assurance that the Internet enabled display products market will develop to the extent or in the timeframes necessary to support expansion of our business. We anticipate that Internet enabled display products will be generally based on industry standards, which are continually evolving. The emergence of new industry standards could render our products or our customers' products unmarketable or obsolete and we may incur substantial unanticipated costs to comply with any new standards. Moreover, our past sales have resulted, to a significant extent, from our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products addressing changes within our industry. Our continued ability to adapt to industry changes and to anticipate future standards, and the rate of adoption and acceptance of those standards, will be a significant factor in maintaining or improving our competitive position and our prospects for growth. There can be no assurance that we will be able to anticipate the evolving standards in the semiconductor industry and, in particular, the applications in the Internet enabled display products market, or that we will be able to successfully develop and introduce new products into this market.

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

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: January 28, 2003	PIXELWORKS, INC.
	By:	/s/ JEFFREY B. BOUCHARD Jeffrey B. Bouchard Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Allen H. Alley, certify that:

        1. I have reviewed this quarterly report on Form 10-Q/A of Pixelworks, Inc.

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003	By:	/s/ ALLEN H. ALLEY Allen H. Alley Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Jeffrey B. Bouchard, certify that:

        1. I have reviewed this quarterly report on Form 10-Q/A of Pixelworks, Inc.

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003	By:	/s/ JEFFREY B. BOUCHARD Jeffrey B. Bouchard Vice President, Finance and Chief Financial Officer

QuickLinks

PIXELWORKS, INC.
Table of Contents
PART 1—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PIXELWORKS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
PIXELWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)
PIXELWORKS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
PIXELWORKS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISKS RELATED TO OUR OPERATIONS
RISKS RELATED TO OUR INDUSTRY
OTHER RISKS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS