Form 10-Q
period 2003-03-31
PIXELWORKS INC
filed 2003-05-15
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares of Common Stock outstanding as of April 30, 2003:      44,349,057

PIXELWORKS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2003	2002
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$89,471	$62,152
Short-term marketable securities	15,084	24,915
Accounts receivable, net	8,891	10,421
Inventories, net	10,395	6,788
Prepaid expenses and other current assets	3,210	3,896

Total current assets	127,051	108,172

Long-term marketable securities	—	14,500
Property and equipment, net	9,160	9,073
Goodwill	82,548	82,548
Other assets	12,409	12,919
Total assets	$231,168	$227,212

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,743	$5,084
Accrued liabilities and other liabilities	8,562	7,312
Total current liabilities	15,305	12,396

Shareholders' equity:
Common stock	289,255	287,566
Shares exchangeable into common stock	9,060	10,491
Deferred stock compensation	(1,861)	(2,402)
Accumulated deficit	(80,591)	(80,839)
Total shareholders' equity	215,863	214,816
Total liabilities and shareholders' equity	$231,168	$227,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2003	2002

Revenue	$32,005	$22,005
Cost of revenue(1)	17,290	10,538
Gross profit	14,715	11,467

Operating expenses:
Research and development(2)	6,094	5,452
Selling, general and administrative(3)	6,041	5,188
Amortization of assembled workforce	242	—
In-process research and development expense	—	4,200
Amortization of deferred stock compensation	164	1,027
Merger-related expenses	1,580	—
Total operating expenses	14,121	15,867
Income (loss) from operations	594	(4,400)

Interest income	385	675
Interest expense	(6)	(30)
Interest income, net	379	645
Income (loss) before income taxes	973	(3,755)

Provision for income taxes	725	151

Net income (loss)	$248	$(3,906)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.09)

Weighted average shares used in computing net income (loss) per share:
Basic	45,030	42,420
Diluted	46,347	42,420

Amount excludes amortization of deferred stock compensation of:
(1) Cost of revenue	$2	$5
(2) Research and development	310	749
(3) Selling, general and administrative	(148)	273

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$248	$(3,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Depreciation and amortization	1,615	1,313
Amortization of assembled workforce	242	—
Amortization of developed technology	132	88
Amortization of deferred stock compensation	164	1,027
In-process research and development expense	—	4,200
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	1,531	(935)
Inventories	(3,607)	(2,751)
Prepaid expenses and other current and long-term assets	485	377
Accounts payable	1,659	3,185
Accrued liabilities	1,333	(573)
Net cash provided by operating activities	3,802	2,025

Cash flows from investing activities:
Purchases of property and equipment	(1,365)	(1,336)
Purchases of other assets and investments	—	(350)
Acquisition, net of cash acquired	—	(1,541)
Purchase of marketable securities	(7,470)	(17,016)
Maturities of marketable securities	31,800	8,525
Net cash provided by (used in) investing activities	22,965	(11,718)

Cash flows from financing activities:
Payments on long-term debt	(83)	(194)
Proceeds from issuances of common stock	635	676
Cash provided by financing activities	552	482

Increase (decrease) in cash and cash equivalents	27,319	(9,211)
Cash and cash equivalents at beginning of period	62,152	53,288
Cash and cash equivalents at end of period	$89,471	$44,077

Supplemental disclosure of cash flow information:
Interest paid	$6	$30
Issuance of stock for acquisition of business	$—	$20,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

Note 1:                   Basis of Presentation

The financial information included herein for the three months ended March 31, 2003 and 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2003.

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

This report on Form 10-Q for the quarter ended March 31, 2003, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (“Form 10-K”).  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2002.

Stock Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method had been applied. Pixelworks has elected to continue to apply the prescribed accounting in Opinion 25 and make the required disclosures under SFAS No. 123.

Pixelworks accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. There have been no equity instruments issued to non-employees during the periods presented.

Had Pixelworks accounted for its stock-based compensation plans in accordance with SFAS No. 123, Pixelworks’ net loss would approximate the pro forma disclosure as follows:

	Three Months Ended
	March 31,
	2003	2002
Net income (loss):
As reported	$248	$(3,906)
Stock compensation expense, net of tax, as reported	164	1,027
Stock compensation expense, net of tax, under SFAS 123	(3,513)	(3,578)
Pro forma	$(3,101)	$(6,457)

Basic and diluted net income (loss) per share:
As reported	0.01	(0.09)
Pro forma	(0.07)	(0.15)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

The fair value of the compensation costs reflected in the above pro forma amounts was determined using the Black-Scholes option pricing model and the weighted average assumptions as follows:

Stock Option Plans:

	Three Months Ended
	March 31,
	2003	2002
Risk free interest rate	2.92%	2.76%
Expected dividend yield	0%	0%
Expected life - years	5.5	5.4
Volatility	113%	115%

Employee Stock Purchase Plan:

	Three Months Ended
	March 31,
	2003	2002
Risk free interest rate	1.84%	4.32%
Expected dividend yield	0%	0%
Expected life - years	1.2	1.0
Volatility	101%	106%

Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. Based on definitions contained within SFAS No. 131, the Company has determined that it operates within one segment, the design and marketing of integrated circuits for the advanced display industry. Substantially all of the assets of the Company are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended
	March 31,
	2003	2002
Japan	$14,871	$9,099
Taiwan	6,121	4,755
Korea	5,047	2,990
Malaysia	1,986	2,664
United States	371	337
Other countries	3,609	2,160
Total revenue	$32,005	$22,005

Significant Customers

The following table shows percentage of total revenue by distributor for those distributors generating 10% or more of total revenue:

	Three Months Ended
	March 31,
	2003	2002
Distributor A	44%	38%
Distributor B	11%	14%

During the three months ended March 31, 2003 no end-customers represented more than 10% of total revenue and one end-customer represented 10% of total revenue during the three months ended March 31, 2002.  End customers represent customers who indirectly purchase the Company’s products through distributors and contract manufacturers as well as directly from the Company.

The following table shows percentage of gross accounts receivable outstanding by account for those accounts representing 10% or more of total revenue:

	March 31,	December 31,
	2003	2002
Account A	27%	48%
Account B	15%	16%

Loss of or non-performance by these significant customers could adversely affect Pixelworks financial position or results of operations.

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

The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2003	2002
Potential common stock equivalent shares related to stock options	4,109	3,778
Shares of restricted stock subject to repurchase	—	67

Potential common stock equivalent shares related to stock options includes weighted shares for which the options’ exercise price was greater than the average market price for the period of 4,109 and 1,904 for the three months ended March 31, 2003 and 2002, respectively.

The computation of basic weighted average shares outstanding includes exchangeable shares.  These exchangeable shares, which were issued on September 6, 2002 to former shareholders of Jaldi Semiconductor in an asset acquisition, are intended to have characteristics essentially equivalent to our common stock.

Note 3:                   Balance Sheet Components

Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	March 31,	December 31,
	2003	2002

Finished goods	$7,466	$5,249
Work in process	2,929	1,539
	$10,395	$6,788

Warranty Reserve

At the time revenue is recognized, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligations.  Our estimate is based primarily on our historical experience.  The following table presents a roll forward of the reserve for warranty returns for the three months ended March 31, 2003:

Balance at January 1, 2003	$769
Provision	82
Charge offs	(63)
Balance at March 31, 2003	$788

Note 4:                   Acquisitions

Jaldi Semiconductor Corp.

On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi Semiconductor Corporation (“Jaldi”), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada, in exchange for 1,731 shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options. Pixelworks made an investment of $7,500 in Jaldi on January 30, 2001 in exchange for a 19.6% equity investment.  The acquisition has been accounted for as an asset purchase and the results of Jaldi’s operations have been included in the Company’s financial statements beginning on September 6, 2002.

Jaldi’s technology is expected to expand Pixelworks’ product portfolio for the digital television market.

Under the terms of the reorganization agreement between Jaldi, Pixelworks, Inc. and Pixelworks Nova Scotia, each outstanding share of Jaldi was exchanged for .531727153 of a Jaldi exchangeable share.  Holders of exchangeable shares have dividend, voting and other rights equivalent to common stockholders of Pixelworks, Inc.  These exchangeable shares are the economic equivalent of common shares of Pixelworks, Inc. and may be exchanged for those shares on a one-for-one basis at any time.  The aggregate purchase price of Jaldi was approximately $24,988 consisting of 1,731 shares that are issuable upon the exchange of the Jaldi exchangeable shares that are valued at $16,376, the assumption of approximately 119 stock options valued at $1,011, and $7,601 cash (including the $7,500 investment in 2001). The estimated fair value of the shares issued was based on the average closing price of Pixelworks’ common stock on the day prior to the announcement of the intent to exercise the option to acquire Jaldi, the day of the announcement, and the day following the announcement ($9.46 per share).

The purchase price of this development stage company was derived as follows for accounting purposes:

		Total
	Jaldi	Pixelworks
	Shares	Common Shares	Fair Value
Common shares	3,256	1,731	$16,376
Stock options	224	119	1,011
	3,480	1,850	17,387

Cash investment in 2001			7,500
Acquisition costs			101

Total purchase price			$24,988

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Assets acquired:
Current assets	$2,084
Non-current assets	2,111
Acquired in-process research and development	20,142
Deferred compensation on unvested stock awards assumed	1,205
Assembled workforce	2,909

Less:
Liabilities assumed	(3,463)

Allocated purchase price	$24,988

In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets.  The in-process research and development (IPR&D”) and the assembled workforce were valued at $6,300 and $910, respectively.  The remaining excess purchase price over the identifiable tangible and intangible net assets was $15,841 and was allocated on a pro-rata basis resulting in $1,999 of the excess purchase price being assigned to assembled workforce and $13,842 being assigned to IPR&D assets.  The IPR&D was expensed at the date of the acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value.  The products under development were video processing semiconductors targeting the high-definition digital display markets.  The development projects ranged from 70% to 90% complete.  All development projects had expected completion dates within one year and an estimated aggregate cost to complete of $1,600. Both products are currently in the pre-production stage with lead customers.

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

The aggregate purchase price of nDSP was 1,186 shares of Pixelworks common stock valued at $20,114. The estimated fair value of the shares issued was based on the average closing price of Pixelworks’ common stock on the day prior to the announcement of the Agreement and Plan of Merger, the day of the announcement, and the day following the announcement ($16.96 per share).

The purchase price for accounting purposes was derived as follows:

		Total
	nDSP	Pixelworks
	Shares	Common Shares	Fair Value
nDSP Common	6,534	20	$337
nDSP Series A preferred	6,693	381	6,465
nDSP Series B preferred	6,119	785	13,312
	19,346	1,186	20,114

Acquisition costs			857

Total purchase price			$20,971

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Assets acquired:
Current assets	$1,409
Non-current assets	741
Acquired in-process research and development	4,200
Developed technology	3,700
Goodwill	14,371

Less:
Liabilities assumed	(3,450)

Allocated purchase price	$20,971

The goodwill is not expected to be deductible for tax purposes.

In connection with this acquisition, the Company obtained a third-party valuation of certain intangible assets.  Of the $22,271 of acquired intangible assets, $3,700 was assigned to acquired developed technology with a seven year estimated remaining life and $4,200 was assigned to IPR&D assets that were expensed at the date of acquisition in accordance with FIN 4.  The $14,371 of goodwill was assigned to the Company as a reporting unit.  In addition, the Company recorded a deferred tax asset of approximately $6,200, subject to a full valuation allowance, related primarily to nDSP’s net operating loss carry-forward, which will be offset against goodwill when utilized.

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

nDSP had three main product groups under development at the acquisition date, each contributing from 7% to 64% of the total IPR&D value.  The projects under development were video processing ICs targeting the digital display and analog CRT television markets.  The projects ranged from 20% to 80% complete.  All projects had expected completion dates within one year and an estimated aggregate cost to complete of $2,500. Since the date of the acquisition two of the products in development have been completed and development of the third product is expected to be completed in the next twelve months.

Note 5:                   Proposed Transaction

On March 17, 2003, the Company announced the execution of a definitive merger agreement with Genesis Microchip pursuant to which Genesis Microchip will merge with a subsidiary of Pixelworks and each outstanding share of Genesis Microchip common stock will be converted into the right to receive 2.3366 shares of Pixelworks common stock.  Pixelworks will also assume all of Genesis Microchip outstanding options.  The acquisition will be accounted for as a reverse acquisition under the purchase method of accounting whereby Genesis Microchip will be deemed the acquirer for accounting purposes because Genesis Microchip stockholders will hold approximately 62% of outstanding shares of the combined company after completion of the merger.  The historical financial statements of Genesis Microchip will be the historical financial statements of the combined company.  Under the reverse acquisition method, Pixelworks will expense all merger related costs as incurred.  During the three months ended March 31, 2003, the Company recognized $1.58 in merger-related expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All references to dollar amounts and shares are in thousands)

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “projects,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you those expectations will prove to be correct.  You should not place undue reliance on the forward-looking statements contained in this Form 10-Q.  Important factors that could cause the Company’s actual results to differ materially from those expectations are disclosed in this Form 10-Q, including those provided under the heading “Additional Factors That May Affect Future Results” below and in the reports and other documents filed by Pixelworks with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ending December 31, 2002 and our Registration Statement on Form S-4 filed on April 18, 2003.  If any of these risks or uncertainties materialize or any of these assumptions prove incorrect, the results of Pixelworks could differ materially from the expectations expressed or implied in these documents. The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

Overview

We design, develop and market system-on-a-chip integrated circuits (“ICs”) and software for the advanced display industry. Our system-on-chip and software technology translates and optimizes video and computer graphics for display on a wide variety of electronic devices used in business and consumer markets, including multimedia projectors, flat-panel monitors and digital televisions. Our product line is used by the world’s leading manufacturers of consumer electronics and computer display products to enhance image quality and ease of use.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in China, Europe, Japan and Taiwan. Sales to distributors represented 66% and 62% of total revenue for the three months ended March 31, 2003 and 2002, respectively.  Manufacturers representatives support some of our European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Canada, China, Japan and Taiwan.

We recognize revenue from product sales to direct customers upon shipment. Revenue from product sales to distributors is recognized upon shipment if the distributor has a firm sales commitment from an end customer.  Pixelworks complies with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Reserves for sales returns and allowances are recorded at the time of shipment.

Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five end customers accounted for 37% and 46% of total revenue for the three months ended March 31, 2003 and 2002, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 99% of total revenue for the three months ended March 31, 2003 and 2002. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Proposed Transaction

On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc., a Delaware corporation (“Genesis Microchip”), pursuant to which Genesis Microchip will merge with a subsidiary of Pixelworks and each outstanding share of Genesis Microchip common stock will be converted into a right to receive 2.3366 shares of Pixelworks common stock.  Pixelworks will also assume all outstanding options to purchase Genesis Microchip common stock.

Headquartered in Alviso, California, with locations in Canada, China, India, Japan, Korea and Taiwan, Genesis Microchip is a fabless semiconductor company.  Genesis Microchip’s system-on-a-chip solutions are used worldwide by display manufacturers to produce visibly better images across a broad set of devices including flat-panel displays, digital TVs, digital CRTs, projectors and DVD players. The acquisition will be accounted for as a reverse acquisition under the purchase method of accounting whereby Genesis Microchip will be deemed the acquirer for accounting purposes because Genesis Microchip stockholders will hold approximately 62% of outstanding shares of the combined company after completion of the merger.  The historical financial statements of Genesis Microchip will be the historical financial statements of the combined company.  We expect to record a one-time charge for purchased in-process research and development expenses (“IPR&D”) in the quarter in which the merger is completed. We will also incur other acquisition-related expenses that we expect to be large and ongoing. These expenses include the amortization of deferred stock compensation and the amortization of acquired intangible assets.  Under the reverse acquisition method, Pixelworks will expense all merger related costs as incurred.

Acquisitions

On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi Semiconductor Corporation (“Jaldi”), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada, in exchange for approximately 1,731 shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options. Pixelworks made an investment of $7,500 in Jaldi on January 30, 2001 in exchange for a 19.6% equity investment.  The acquisition was recorded as an asset purchase and the results of Jaldi’s operations are included in the Company’s financial statements beginning on the date of acquisition. The Company incurred a charge of $20,142 in the third quarter of 2002 for purchased IPR&D related to the acquisition.  Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value.  The products under development were video processing semiconductors targeting the high-definition digital display markets.  The development projects ranged from 70% to 90% complete.  Both projects had expected completion dates within one year and an estimated aggregate cost to complete of $1,600. Both products are currently in the pre-production stage with lead customers.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. (“nDSP”) in exchange for approximately 1,186 shares of Pixelworks stock.  nDSP was a privately held fabless semiconductor company providing video processing ICs designed to enhance the picture quality of televisions, flat panel displays and multimedia projectors.  The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. are included in the Company’s financial statements beginning on the date of acquisition.  Pixelworks recorded a one-time charge of $4,200 in the third quarter of 2002 for IPR&D related to the acquisition.  At the time of the acquisition nDSP had one product line in production and three main product lines under development, each contributing from 7% to 64% of the total IPR&D value.  The products under development were video processing ICs targeting the digital display and analog CRT television markets.  The products ranged from 20% to 80% complete with expected completion dates within one year and an estimated aggregate cost to complete of $2,500.  Since the date of the acquisition two of the products in development have been completed and development of the third product is expected to be completed in the next twelve months.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue. Revenue for the three months ended March 31, 2003 increased to $32,005 from $22,005 for the three months ended March 31, 2002, a 45% increase.  This increase resulted from an 83% increase in units shipped offset in part by a 21% decline in average selling prices.  Revenue from shipments to multimedia projector manufacturers, which represented 58% of total revenue for the three months ended March 31, 2003, increased $6,025, or 48%.  The increase was related to growth in the overall multimedia projector market, and in large part due to growth in shipments to projector manufacturers in Japan.  Revenue from shipments to LCD monitor manufacturers, which represented 24% of total revenue for the three months ended March 31, 2003, increased $1,371, or 22%.  The increase resulted from a 95% increase in unit shipments being partially offset by a 38% decline in average selling prices.  The unit growth was primarily attributable to an increase in shipments to LCD smart panel manufacturers.  Smart panels represent an alternative to the traditional method for assembling an LCD monitor in which the LCD manufacturer integrates the image processing electronics onto the LCD panel before it is sold to an integrator for final assembly.  Revenue from shipments to advanced television manufacturers, which represented 14% of total revenue for the three months ended March 31, 2003, increased $1,895, or 73%.  This increase resulted from a 41% increase in unit shipments and a 22% increase in average selling prices.  The increase in unit shipments was due to growth in the overall advanced televison industry and in particular, an increase in shipments to plasma display and LCD television manufacturers.  Average selling prices increased as a result of a greater percentage of advanced television product shipments to plasma display and LCD television manufactures, which have had higher average selling prices than products shipped to progressive scan CRT television manufacturers.  Aggregate selling prices are influenced by the specific mix of product shipments and can therefore vary significantly when comparing periods.  We expect aggregate average selling prices is likely to decline in most future periods.  Revenue from sources other than multimedia projector, LCD monitor and advanced television manufacturers increased $689.

Gross profit. Gross profit margin was 46% for the period ended March 31, 2003 compared to 52% for the period ended March 31, 2002, inclusive of amortization of acquired developed technology and deferred stock compensation.  The reduction in gross profit margin was due to an intensely competitive environment that resulted in average selling prices declining at a more rapid rate than average product costs.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $6,404 or 20% of total revenue for the three months ended March 31, 2003 compared to $6,201 or 28% of revenue for the three months ended March 31, 2002. The increase in research and development expense resulted from an increase of $441 in compensation expense primarily related to an increase in personnel resulting from our September 2002 acquisition of Jaldi and an increase of $239 in software and equipment related expenses.  These increases in expense were partially offset by a $439 decrease in amortization of deferred stock compensation primarily due to the use of the accelerated method of amortization, which recognizes more compensation in earlier periods, and the cancellation of unvested stock options upon employee termination.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $5,893 or 18% of total revenue for the three months ended March 31, 2003 which compared to $5,461, or 25% of total revenue for the three months ended March 31, 2002. The increase in expense resulted primarily from a $131 increase in compensation expense due to an increase in the number of employees, a $206 increase in rent expense resulting from leasing additional building space to support a greater number of employees, a $224 increase in insurance, accounting and legal services and a $134 increase in commission related to higher sales.  Partially offsetting these increases was a decrease of $421 in amortization of deferred stock compensation primarily due to the cancellation of unvested stock options upon employee termination and the use of the accelerated method of amortization.

Amortization of assembled workforce.  As of March 31, 2003, there was $2,424 in assembled workforce on the balance sheet as a result of the acquisition of Jaldi in September 2002.  The assembled workforce is being amortized over an estimated life of 36 months at a quarterly rate of $242.

In-process research and development expense.  In-process research and development expense (“IPR&D”) for the three months ended March 31, 2002, which resulted from the acquisition of nDSP, was $4,200.  IPR&D expense represents the discounted future cash flows from research and development projects in development, but not yet completed, at the time of our acquisition of nDSP.  There was no IPR&D expense for the three months ended March 31, 2003.

Amortization of deferred stock compensation. Stock compensation expense was $164 for the three months ended March 31, 2003, a decrease of $863 from $1,027 for the three months ended March 31, 2002. The decrease was due primarily to the use of the accelerated method of amortization, which recognizes more compensation expense in earlier periods, and the cancellation of unvested stock options upon employee termination.  The decrease was partially offset by an increase in expense related to new options issued in the third quarter of 2002 as a result of the Jaldi acquisition.  Amortization of the March 31, 2003 balance of $1,861 in deferred stock compensation is estimated to be $1,234 for the remainder of 2003 and $542 and $85 in 2004 and 2005, respectively.

Merger-related expenses.   Merger-related expenses are the expenses incurred by Pixelworks during the quarter ended March 31,2003 related to the proposed merger with Genesis Microchip.  For accounting purposes, Pixelworks is being acquired and all expenses incurred by Pixelworks will be expensed as incurred.  The expenses consist primarily of legal, investment banking, tax and accounting fees.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $266 to $379 for the three months ended March 31, 2003 from $645 for the three months ended March 31, 2002.  This decrease was primarily the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes.  The provision for income taxes for the three months ended March 31, 2003 increased to $725 from $151 for the three months ended March 31, 2002. The increase in the provision was attributable to the Company’s increased income before taxes.  The effective tax rate differs from the federal statutory rate primarily due to the following items;  non-cash expenses recognized for book purposes that are not deductible for tax purposes, certain non-deductible merger costs, an increase in the Company’s valuation allowance related to Jaldi’s net operating losses and various tax credits.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of $89,471 and working capital of $111,746 as compared to cash and cash equivalents of $62,152 and working capital of $95,776 as of December 31, 2002.  Principal sources of cash during the three months ended March 31, 2003 were cash generated by operating activities of $3,802, proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $635, and proceeds from the maturity of marketable securities net of purchases of marketable securities of $24,330. Principal uses of cash during the three months ended March 31, 2003 were debt payments of $83 and property and equipment expenditures of $1,365.

Accounts Receivable.  Accounts receivable decreased to $8,891 at March 31, 2003 from $10,421 at December 31, 2002, a decrease of $1,530 or 15%.  Average days sales outstanding (“DSO”) were 25 and 32 days at March 31, 2003 and December 31, 2002, respectively.  The decrease in DSO and in total accounts receivable was primarily related to the timing of shipments within the quarter with a smaller percentage of shipments occurring in the final month of the three months ending March 31, 2003, when compared to the three months ending December 31, 2002.

Inventories.  Inventories increased $3,607 from $6,788 at December 31, 2002 to $10,395 at March 31, 2003.  The increase was due to an increase of $2,217, or 42%, in finished goods inventory and an increase of $1,390, or 90%, in work in process inventory.  The growth in work in process inventory resulted from the growth in products manufactured using the customer owned tooling (“COT”) production flow.  Under COT, the Company owns the wafers throughout the assembly and test process, which results in longer work in process cycles.  Inventory turns were 8 and 11 at March 31, 2003 and December 31, 2002, respectively.  Inventory turns of 8 represented approximately 7 weeks of shipments in inventory.

Capital Resources. As of March 31, 2003, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 52,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006 and two facilities in California for approximately 18,000 square feet.  In September 2002, the Company added approximately 12,000 square feet in Ontario, Canada as a result of the acquisition of Jaldi. The total annual estimated costs for all leased property commitments are $2,471, $1,567, $1,076 and $289 for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.  As a result of the acquisition of nDSP, the Company assumed some debt for equipment leases that as of March 31, 2003 represented approximately $129.  All of the equipment lease payments are scheduled for payment over the next 12 months.  Although the Company has no other material commitments, we may increase our capital expenditures in the future.  In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

On March 17, 2003, the Company announced the execution of a definitive merger agreement with Genesis Microchip pursuant to which Genesis Microchip will merge with a subsidiary of Pixelworks and each outstanding share of Genesis Microchip common stock will be converted into the right to receive 2.3366 shares of Pixelworks common stock.  Pixelworks will also assume all of Genesis Microchip outstanding options.  Based on the Genesis shares and options outstanding on March 17, 2003 Pixelworks would be required to issue approximately 72,967 common shares and 14,491 stock options.  In addition to the shares to be issued, the Company estimates merger-related expense will be approximately $10,500.  Under certain circumstances, Pixelworks may be required to pay a $20,000 termination fee if the merger agreement is terminated.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation and other contingencies. Pixelworks bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Pixelworks believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•                                          The Company records estimated reductions to revenue for customer returns based on historical experience.  If actual customer returns increase, the Company may be required to recognize additional reductions to revenue.

•                                          The Company provides for the estimated cost of product warranties at the time revenue is recognized based on historical experience. Should actual product failure rates or product replacement costs differ from Pixelworks’ estimates, revisions to the estimated warranty liability would be required.

•                                          The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                                          The Company provides for a reserve against its inventory for estimated obsolescence or unmarketable inventory by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•                                           The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Should Pixelworks determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The provisions of SFAS No. 149 will be effective for contracts entered into after June 30,2003. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on its financial position or results of operations.

Additional Factors That May Affect Future Results

Investing in our shares of common stock involves a high degree of risk.  If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR PROPOSED MERGER WITH GENESIS MICROCHIP

Pixelworks faces numerous risks in connection with the proposed transaction with Genesis Microchip, which may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

On March 17, 2003 we entered into a merger agreement with Genesis Microchip, Inc.  Under the terms of the merger agreement, subject to the receipt of required shareholder and regulatory approvals, Genesis Microchip will become a wholly-owned subsidiary of Pixelworks.  We will issue 2.3366 shares of our common stock in exchange for each share of Genesis Microchip common stock outstanding on the date of the merger.  This transaction creates additional risks for the company.

In response to the pending merger transaction involving Genesis Microchip, Pixelworks’ customers may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product offerings following the merger.  Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market values of Pixelworks common stock and Genesis Microchip common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations or prospects of

Pixelworks or Genesis Microchip, market assessments of the merger, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the exchange ratio between Pixelworks and Genesis Microchip shares in connection with the merger, and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either Pixelworks common stock or Genesis Microchip common stock. Completion of the merger also is subject to numerous risks and uncertainties. Pixelworks and Genesis Microchip may be unable to obtain shareowner or other regulatory approvals required to complete the merger in a timely manner or at all. In order to obtain regulatory approval, we may be required to comply with material restrictions or conditions. If the merger is not completed, the price of Pixelworks common stock may decline to the extent that the current market price of Pixelworks common stock reflects a market assumption that the merger will be completed. In addition, the merger agreement limits Pixelworks’ ability to terminate the agreement.  In the event of a negative development in the patent litigation brought by Silicon Image, Inc. against Genesis Microchip, Pixelworks would not have the right to unilaterally terminate the merger agreement.  A significant portion of Genesis Microchip’s revenues could be impacted by this patent litigation.  Moreover, Pixelworks would not derive the strategic benefits expected to result from the merger, such as creating a more complete and balanced product portfolio. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of the product offerings and strategy of Pixelworks on a standalone basis. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees whether or not the merger is completed. Moreover, under specified circumstances, Pixelworks may be required to pay Genesis Microchip a termination fee of $20 million in connection with the termination of the merger agreement. If the merger is completed, we will continue to face risks associated with integration of the businesses and operations of Pixelworks and Genesis Microchip, and we may not realize the anticipated benefits or synergies of the merger (primarily associated with anticipated restructurings and other operational efficiencies) to the extent, or in the timeframe, anticipated. In addition to the integration risks previously discussed, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations. In addition to the costs and expenses previously discussed, we may be required to make payments to executive officers and key employees under change of control/severance agreements entered into in connection with the merger. In addition, the effective tax rate of Pixelworks following the merger is uncertain and could exceed Pixelworks’ currently reported tax rate and the weighted average of the pre-merger tax rates of Pixelworks and Genesis Microchip. Moreover, charges to earnings resulting from the application of the purchase method of accounting may affect the market value of Pixelworks’ common stock adversely following the merger, as Pixelworks will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, Pixelworks may be required to incur material charges relating to the impairment of those assets. The foregoing risks are described in more detail in the joint proxy statement/prospectus related to the merger included in Pixelworks registration statement on Form S-4 dated April 18, 2003.

RISKS RELATED TO OUR OPERATIONS

While we have had quarterly periods of net income, we have incurred net losses on an annual basis since our inception and may not be able to achieve or sustain profitability on either a quarterly or annual basis in the future.

While we had $248 of net income for the three months ended March 31, 2003, our cumulative deficit is $80,591 through March 31, 2003. In the future we expect our research and development and selling, general and administrative expenses to increase.  Given expected increases in operating expense, we must increase revenues and gross profit to be profitable.  We cannot be certain that we will be profitable in the future or, if we are, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products, some of which are not in our control and any of which may cause the price of our common stock to fluctuate. These factors include:

• demand for multimedia projectors, flat panel monitors, advanced television displays and Internet appliances;

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. For the three months ended March 31, 2003, and year ended December 31, 2002, sales to distributors represented 66% and 68% of total revenue, respectively.  For the three months ended March 31, 2003, and year ended December 31, 2002, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 44% and 45% of total revenue, respectively.  During the three months ended March 31, 2003, there were no end customers that represented 10% or more of total revenue.  Sales to our top five end-customers for the three months ended March 31, 2003 accounted for approximately 37% of our total sales.  Sales to our top five customers accounted for approximately 41% and 43% for the years ended December 31, 2002 and 2001, respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

• a significant reduction, delay or cancellation of orders from one or more of our key distributors, branded manufacturers or integrators; or

• a decision by one or more significant customers to select products manufactured by a competitor, or its own internally developed semiconductor, for inclusion in future product generations.

The display manufacturing market is highly concentrated among relatively few, large manufacturers. We expect our operating results to continue to depend on revenues from a relatively small number of distributors that sell our products to display manufacturers and their suppliers.

The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could seriously harm our operating results and cash flows.

At March 31, 2003, we had two customers that represented more than 10% of our accounts receivable balance.  Tokyo Electron Device was the largest accounts receivable representing 27% of our total accounts receivable.  The failure of this distributor or any other customer representing 10% or more of our total accounts receivable to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 99%, 98% and 91% of our total revenue for the three months ended March 31, 2003, and the years ended December 31, 2002 and 2001, respectively. Most of our customers are concentrated in China, Japan, Korea and Taiwan, with aggregate sales from those four countries accounting for 88% of total revenue for the three months ended March 31, 2003, and 83% of our total revenue for both of the years ended December 31, 2002 and 2001, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. Additionally, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including:

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

• political and economic instability;

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

Despite testing by our customers and us, errors or performance problems may be found in existing or new semiconductors and software. This could result in a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs. They could also divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our semiconductors and would likely harm our business. Defects, integration issues or other performance problems in our semiconductors and software could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

The concentration of our manufactures and customers in the same geographic region increases our risk that a natural disaster, public health risks, labor strike or political unrest could disrupt our operations.

Most of our current manufacturers and customers are located in Asian countries, including, China, Japan, Korea and Taiwan. Because of health concerns in countries in that region, including actions taken in response to Severe Acute Respiratory Syndrome, or SARS, and possible quarantines, the company’s sales and product support activities may be impaired which could adversely affect the company’s business. Customers located in China, Japan, Korea and Taiwan were responsible for approximately 88% of our revenue for the three months ended March 31, 2003.  In addition to the current public health risk in the Pacific Rim region, the area is susceptible to the risk of earthquakes due to the proximity of major earthquake fault lines in the area. In September 1999, a current manufacturer’s facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers’ and customers are located likely would result in the disruption of our foundry partners’ assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

Others may bring infringement actions against us that could be time-consuming and expensive to defend.

We may become subject to claims involving patents or other intellectual property rights. For example, in early 2000 we were notified by InFocus Corporation (“InFocus”) that we were infringing patents held by InFocus. In February 2000, we entered into a license agreement with InFocus granting us the right to use the technology covered by the InFocus patents. As a result, we recorded a one-time charge of $4,078 for patent settlement expense in the first quarter of 2000. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time-consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims also could force us to do one or more of the following:

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold 3 patents and have 37 patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies. In addition to filing patents in the United States, we have applied for 12 patents in Canada.  We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. Competitors in both the United States and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. To date, we acquired Panstera, Inc. in January 2001, nDSP in January 2002 and Jaldi Semiconductor in September 2002 and in March 2003 announced our intent to merge with Genesis Microchip following shareholder and regulatory approval. The acquisitions of Panstera, nDSP and Jaldi contain a very high level of risk primarily because the investments were made based on in-process technological development that may not be completed, or if completed, may not be commercially viable. If this were the case, our financial results would likely be very negatively affected.

These and any future acquisitions and investments could result in:

•        issuance of stock that dilutes current shareholders’ percentage of ownership;

•        incurrence of debt;

•        assumption of liabilities;

•        amortization expenses related to other intangible assets;

•        impairment of goodwill; or

•        large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including, but not limited to

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

As of March 31, 2003, goodwill amounted to $82,548, or 36%, of the Company’s total assets. Effective January 1, 2002 with the adoption of new accounting standards, the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Through internal growth as well as acquisition, our headcount grew from 176 employees at the end of 2001 to 264 employees on March 31, 2003.  Our past growth and our expected future growth places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

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

Rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices are characteristics of our industry and could have a material adverse effect on our business, financial condition and results of operations. As the overall price of advanced flat panel display screens continues to fall, we may be required to offer our products to manufacturers at discounted prices due to increased price competition. At the same time, new, alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

We compete with a range of specialized and diversified electronic and semiconductor companies that offer display processors. In particular, we compete against Genesis Microchip Inc., I-Chips Co., Ltd., Macronix International Co., Ltd., Mediatek Corp., Media Reality Technologies, Inc., Micronas Semiconductor Holding AG, Mstar Semiconductor, Inc., Oplus Technologies Ltd., , Realtek Semiconductor Corp., Silicon Image, Inc., Silcon Optix Inc., SmartASIC Technology, Inc., STMicroelectronics N.V., Torpo Technology Inc., Trident Microsystems, Inc., Trumpion Microelectrics Inc., and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including ATI, LG Electronics, Inc., Matsushita Electric Industrial Co., Mitsubishi

Corporation, National Semiconductor Corp., NEC Corporation, nVidia, Koninlijke Philips Electronics N.V., Samsung Electronics, Sanyo Electric Co., Ltd., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., Toshiba Corporation. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react faster and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially owned 10,093 shares or approximately 22% of our outstanding common stock as of March 31, 2003. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

The market price and trading volume of our common stock has and may continue to fluctuate substantially.

The stock market has experienced large price and volume fluctuations that have affected the market price of many companies and have often been unrelated to the operating performance of these companies.  These factors, as well as general economic and political conditions, may adversely affect the market price and trading volumes of our common stock in the future.  The market price and trading volume may fluctuate significantly in response to a number of factors, including:

• actual or anticipated fluctuations in our operating results;

• changes in expectations as to our future financial performance;

• changes in financial estimates of securities analysts;

• changes in market valuations of other companies;

• announcements by us or our competitors of significant technological innovations, design wins, contracts, standards or acquisitions;

• the operating and stock price performance of other comparable companies; and

• the number of shares of the company that are available for  trading by the public and the trading volume of our common stock.

Due to these factors, the price of the Company’s common stock may decline and the value of your investment would be reduced.

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

Terrorist acts and acts of war may seriously harm our business.

Terrorist acts or acts of war, wherever located around the world, may cause damage or disruption to the company, its employees, facilities, partners, suppliers, distributors, and customers, which could significantly impact the company’s revenues, expenses and financial condition.  The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm the company’s business and results of operations.  The long-term effects on the company of the September 11, 2001 attacks are unknown.  The potential for future attacks, hostilities in the Middle East, including Iraq, and other acts of war or hostility, especially in the Korean peninsula, have created economic and political uncertainties, which could adversely affect our business or results of operations that cannot be predicted.  In addition, as a company with headquarters and significant operations located in the United States, we could be adversely impacted by any actions against the United States.  We are uninsured for loses and interruptions caused by terrorist acts and acts of war.

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

All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to any of our sales. We have employees located in offices in Canada, China, Japan and Taiwan and as a result a portion of our operating expenses are denominated in foreign currencies.  Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies.  Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.  We do not currently hedge against foreign currency rate fluctuations.  The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or financial position.

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

PART II - OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger dated March 17, 2003, by and among Pixelworks Inc., Display Acquisition Corporation and Genesis Microchip Inc.*
10.2	Form of Pixelworks Voting Agreement, dated March 17, 2003, by and among Genesis Microchip Inc. and each of the directors of Pixelworks, Inc.**
10.3	Form of Genesis Microchip Voting Agreement dated March 17, 2003, by and among Pixelworks, Inc. and each of the directors of Genesis Microchip Inc.**
10.4	Form of Pixelworks Change of Control Severance Agreement (as entered into between Pixelworks and each of Allen Alley, Marc Fleischmann, Robert Greenberg, Michael West and Bradley Zenger)**
10.5	Change of Control Severance Agreement between Pixelworks and Jeff Bouchard dated as of March 14, 2003**
10.6	Change of Control Severance Agreement between Pixelworks and Hans Olsen dated as of March 14, 2003**
10.7	Form of Relocation Agreement between Pixelworks Inc. and Hans Olsen**
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

*	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 20, 2003.
**	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 18, 2003

(b)	Reports on Form 8-K

On January 22, 2003, the Company filed a current report on Form 8-K to report under Item 5  that on January 21, 2003 the Company had issued a press release announcing the results for the  quarter and year ended December 31, 2002, and the restatement of its financial results for the  quarter and nine months ended September 30, 2002 to reflect a change in accounting for the  acquisition of Jaldi Semiconductor Corp.

On March 20, 2003, the Company filed a current report on Form 8-K to report under Item 5 that  on March 17, 2003 the Company had issued a press release announcing that it had entered into an  Agreement and Plan of Merger by and among Pixelworks, Display Acquisition Corp., a  Delaware corporation and a direct wholly-owned subsidiary of Pixelworks, and Genesis  Microchip Inc., a Delaware corporation, pursuant to which Display Acquisition Corp. will merge  with and into Genesis Microchip, and Genesis Microchip will be the surviving corporation, a  wholly-owned subsidiary of Pixelworks. The Merger Agreement provides that each share of  Genesis Microchip common stock will be converted into 2.3366 shares of Pixelworks common  stock, plus cash for any fractional shares.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: May 15, 2003	/s/ Jeffrey B. Bouchard
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

Date: May 15, 2003	/s/ Allen H. Alley
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

Date: May 15, 2003	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance
and Chief Financial Officer