Form 10-K/A
period 2002-12-31
PIXELWORKS INC
filed 2003-05-30
CIK 1040161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

In Japan, the majority of our products are sold through our distributor, Tokyo Electron Device which represented 45%, 52% and 59% of our total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Sales through Tokyo Electron Device to our customer Seiko Epson represented 10%, 12% and 17% of our total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. In China and Taiwan, we sell through a combination of a network of distributors and direct sales. Sales through Neoview, a distributor in Taiwan, represented 12%, 8% and 3% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. We support our European customers through a manufacturer’s representative and a distributor.  In Korea and the U.S., our customers are served by direct sales, which may be supported by manufacturer representatives.  Certain distributors have price protection and stock rotation provisions in their distribution agreement, which in general allow for 5% to 10% of the products purchased in the prior six months to be returned in exchange for products of equal value.

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

In particular, we licensed two U.S. patents (5,767,916 & 5,805,233) in February 2000 from InFocus Systems, Inc. that are material to our business. These patents are related to the method and apparatus for automatic pixel clock phase and frequency correction in analog to digital video signal conversion. These patents expire in the year 2018.

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

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousand, except per share data)
Statement of Operations Data:
Revenue	$102,641	$90,808	$52,593	$12,812	$978
Cost of revenue	51,736	46,539	31,412	8,376	22
Gross profit	50,905	44,269	21,181	4,436	956
Operating expenses:
Research and development	23,730	18,096	10,225	4,805	1,446
Selling, general and administrative	21,865	16,373	9,708	4,366	1,314
Amortization of goodwill and assembled workforce	242	15,982	—	—	—
Patent settlement expense	—	—	4,078	—	—
In-process research and development expense	24,342	32,400	—	—	—
Amortization of deferred stock compensation	2,972	8,421	2,157	558	—
Total operating expenses	73,151	91,272	26,168	9,729	2,760
Loss from operations	(22,246)	(47,003)	(4,987)	(5,293)	(1,804)
Interest and other income, net	2,275	4,444	4,420	409	215
Loss before income taxes	(19,971)	(42,559)	(567)	(4,884)	(1,589)
Provision for income taxes	880	—	—	3	14
Net loss	(20,851)	(42,559)	(567)	(4,887)	(1,603)
Preferred stock beneficial conversion feature	—	—	9,996	—	—
Accretion of preferred stock redemption preference	—	—	2,100	4,278	10
Net loss attributable to common shareholders	$(20,851)	$(42,559)	$(12,663)	$(9,165)	$(1,613)
Net loss per share:
Basic and diluted	$(0.48)	$(1.05)	$(0.50)	$(1.53)	$(0.61)
Weighted average shares	43,397	40,662	25,573	5,971	2,660

Balance Sheet Data:

Cash and cash equivalents	$62,152	$53,288	$49,681	$12,199	$6,119
Working capital	95,776	98,820	100,371	12,770	4,427
Total assets	227,212	202,839	120,294	18,394	7,676
Long-term obligations, net of current portion	—	—	—	591	—
Redeemable convertible preferred stock	—	—	—	23,701	7,755
Total shareholders’ equity (deficit)	214,816	193,633	106,453	(9,295)	(1,908)

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

Results of Operations

The following table sets forth certain financial data for the Company for the periods indicated as a percentage of revenue.

	Years Ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.4	51.2	59.7
Gross profit	49.6	48.8	40.3
Operating expenses:
Research and development(1)	23.1	19.9	19.4
Selling, general and administrative(2)	21.3	18.0	18.5
Amortization of goodwill and assembled workforce	0.2	17.6	0.0
Patent settlement expense	0.0	0.0	7.8
In-process research and development expense	23.7	35.7	0.0
Amortization of deferred stock compensation	2.9	9.3	4.1
Total operating expense	71.2	100.5	49.8
Loss from operations	(21.6)	(51.7)	(9.5)
Interest and other income, net	2.2	4.9	8.4
Loss before income taxes	(19.4)	(46.8)	(1.1)
Provision for income taxes	0.9	0.0	0.0
Net loss	(20.3% )	(46.8% )	(1.1% )

Amount excludes amortization of deferred stock compensation of:
(1) Research and development	1.9%	6.8%	1.6%
(2) Selling, general and administrative	1.0%	2.5%	2.5%

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

Gross profit. Gross profit margin was 49.6% of total revenue for the year ended December 31, 2002 compared to 48.8% of total revenue for the year ended December 31, 2001, inclusive of the amortization of developed technology and the amortization of deferred stock compensation.  The improvement in gross profit margin resulted primarily from a greater percentage of revenue from products sold into advanced televisions, which carry higher average gross profit margins, reductions in product costs and the fixed components of cost of goods sold being spread over a higher revenue base.

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

Amortization of deferred stock compensation. Stock compensation expense was $3.0 million for the year ended December 31, 2002, a decrease of $5.4 million from $8.4 million for the year ended December 31, 2001. The decrease was due primarily to deferred stock compensation being amortized on an accelerated method, which results in a decreasing amount of deferred stock compensation expense each year, as well as, the reversal of previously recognized stock compensation expense for unvested stock options that were cancelled upon employee termination in the current year. Amortization of the December 31, 2002 balance of $2.4 million of deferred stock compensation is estimated to be $1.7 million, $570,000 and $87,000 for the years ending December 31, 2003, 2004 and 2005, respectively.

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

Gross profit. Gross profit margin was 48.8% of total revenue for the year ended December 31, 2001 compared to 40.3% of total revenue for the year ended December 31, 2000, inclusive of the amortization of deferred stock compensation.  The improvement in gross profit margin resulted primarily from the introduction of new products with higher average gross profit margins, and fixed costs being spread over higher revenues.  Approximately 29% of revenue for the year ended December 31, 2001 was from newly introduced products that were not shipping in the year ended December 31, 2000.

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

Amortization of deferred stock compensation. Stock compensation expense was $8.4 million for the year ended December 31, 2001, an increase of $6.2 million from $2.2 million for the year ended December 31, 2000. The increase in stock compensation expense resulted from the unvested portion of stock option grants to employees.  As a result of the acquisition of Panstera, the Company recorded $13.4 million in deferred stock compensation, which is being amortized on an accelerated method over the vesting period of the assumed options.  Amortization of the December 31, 2001 balance of $5.7 million in deferred stock compensation is estimated to be $3.8 million, $1.6 million and $308,000 for the years ending December 31, 2002, 2003, and 2004, respectively.

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

Inventories.  Inventories increased $2.6 million from $4.2 million at December 31, 2001 to $6.8 million at December 31, 2002.  The increase was due to a $1.3 million increase in work in process and a $1.3 million increase in finished goods inventories.  The increase in finished goods is a result of the broadening of our product line and a need to stock additional inventory to meet the higher customer demand.  The increase in work in process inventory resulted from an increase in new products following the COT manufacturing process.  Inventory turns were 11 and 10 at December 31, 2002 and 2001, respectively.  Inventory turns of 11 represented approximately 5 weeks of shipments in inventory.  Inventories are shown net of a reserve of $1.4 million and $412,000 as of December 31, 2002 and 2001, respectively.  The net change in the reserve for obsolete inventory of $1.0 million was the result of products reaching end of life and the anticipated transition of customers to newer products.  The Company does not anticipate that changes to the reserve for obsolete inventory will materially impact the results of operations or capital resources.

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

Intangible assets increased $4.4 million from $3.8 million on December 31, 2001 to $8.3 million on December 31, 2002.  Intangible assets increased as a result of a $3.2 million increase in acquired developed technology resulting from the acquisition of nDSP in January 2002 and $2.7 million increase in assembled workforce resulting from the acquisition of Jaldi in September 2002.  These increases in intangible assets were partially offset by the reclassification of $1.3 million of assembled workforce to goodwill on January 1, 2002 as required under SFAS No. 142.

Other assets decreased $5.5 million from $10.1 million on December 31, 2001 to $4.6 million on December 31, 2002.  As a result of the acquisition of Jaldi in September 2002, other assets decreased by $7.5 million, which represented the value of the original cost-based investment in Jaldi in January 2001.  Partially offsetting the decrease in other assets resulting from the Jaldi acquisition was an increase in other miscellaneous assets of $2.0 million.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for interim periods beginning after June 15, 2003.  The Company does not expect this issue to have a material impact on its consolidated financial position or results of operations.

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

At December 31, 2002, we had two customers that represented more than 10% of our accounts receivable balance.  Tokyo Electron Device was the largest receivable representing 48% and 36% of out total accounts receivable at December 31, 2002 and 2001, respectively. Neoview represented 17% and 18% of the total accounts receivable at December 31, 2002 and 2001, respectively.  The failure of these distributors or any other customer representing 10% or more of our total accounts receivable to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows.

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

/s/ KPMG LLP

Portland, Oregon
January 17, 2003

PIXELWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62,152	$53,288
Short-term marketable securities	24,915	40,517
Accounts receivable, net	10,421	6,378
Inventories, net	6,788	4,176
Prepaid expenses and other current assets	3,896	3,667
Total current assets	108,172	108,026

Long-term marketable securities	14,500	7,450
Property and equipment, net	9,073	5,463
Goodwill	82,548	67,912
Intangible assets	8,275	3,846
Other assets	4,644	10,142
Total assets	$227,212	$202,839

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,084	$2,391
Accrued liabilities	7,312	6,815
Total current liabilities	12,396	9,206

Commitments and contingencies	—	—

Shareholders' equity:
Common stock, $.001 par value. Authorized 250,000,000 shares; 43,967,585 and 41,398,324 shares issued and outstanding at December 31, 2002 and 2001, respectively	287,566	259,363
Shares exchangeable into common stock; 1,731,099 issued and 1,108,969 outstanding at December 31, 2002	10,491	—
Deferred stock compensation	(2,402)	(5,658)
Note receivable for common stock	—	(84)
Accumulated deficit	(80,839)	(59,988)
Total shareholders' equity	214,816	193,633
Total liabilities and shareholders' equity	$227,212	$202,839

The accompanying notes are an integral part of these consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2002	2001	2000

Revenue	$102,641	$90,808	$52,593

Cost of revenue (inclusive of amortization of deferred stock compensation of $21 in 2002, $40 in 2001 and $70 in 2000)	51,736	46,539	31,412

Gross profit	50,905	44,269	21,181

Operating expenses:
Research and development(1)	23,730	18,096	10,225
Selling, general and administrative(2)	21,865	16,373	9,708
Amortization of goodwill and assembled workforce	242	15,982	—
Patent settlement expense	—	—	4,078
In-process research and development expense	24,342	32,400	—
Amortization of deferred stock compensation	2,972	8,421	2,157
Total operating expenses	73,151	91,272	26,168
Loss from operations	(22,246)	(47,003)	(4,987)

Interest income	2,349	4,444	4,562
Interest expense	(74)	—	(38)
Other expense, net	—	—	(104)
Interest and other income, net	2,275	4,444	4,420
Loss before income taxes	(19,971)	(42,559)	(567)

Provision for income taxes	880	—	—

Net loss	(20,851)	(42,559)	(567)

Preferred stock beneficial conversion feature	—	—	9,996
Accretion of preferred stock redemption preference	—	—	2,100

Net loss attributable to common shareholders	$(20,851)	$(42,559)	$(12,663)

Basic and diluted net loss per share	$(0.48)	$(1.05)	$(0.50)

Weighted average shares - basic and diluted	43,397,296	40,661,642	25,573,392

Amount excludes amortization of deferred stock compensation of:
(1) Research and development	$1,990	$6,150	$826
(2) Selling, general and administrative	982	2,271	1,331

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

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock		Exchangeable shares		Deferred Stock Compensation	Note Receivable for Common Stock	Accumulated deficit	Total shareholders' equity(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 1999	10,900,007	$23,701	9,874,313	$—	—	$—	$(2,230)	$(199)	$(6,866)	$(9,295)

Issuance of Series D convertible preferred stock	2,239,212	28,528	—	—	—	—	—	—	—	—
Stock issued under stock option and stock purchase plans	—	—	616,938	552	—	—	—	27	—	579
Initial public offering	—	—	6,612,500	60,528	—	—	—	—	—	60,528
Deferred compensation related to stock options	—	—	—	2,275	—	—	(2,275)	—	—	—
Reversal of deferred compensation related to terminations	—	—	—	(72)	—	—	72	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,227	—	—	2,227
Preferred stock beneficial conversion feature	—	10,748	—	—	—	—	—	—	(9,996)	(9,996)
Accretion of preferred stock redemption preference	—	2,100	—	(2,100)	—	—	—	—	—	(2,100)
Conversion of preferred stock to common in connection with initial public offering	(13,139,219)	(65,077)	19,708,829	65,077	—	—	—	—	—	65,077
Net loss	—	—	—	—	—	—	—	—	(567)	(567)

Balances as of December 31, 2000	—	—	36,812,580	126,260	—	—	(2,206)	(172)	(17,429)	106,453

Stock issued under stock option and stock purchase plans and tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	862,799	3,040	—	—	—	88	—	3,128
Shares issued in connection with Panstera acquisition	—	—	3,722,945	131,590	—	—	(13,440)	—	—	118,150
Reversal of deferred compensation related to terminations	—	—	—	(1,527)	—	—	1,527	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	8,461	—	—	8,461
Net loss	—	—	—	—	—	—	—	—	(42,559)	(42,559)

Balances as of December 31, 2001	—	—	41,398,324	259,363	—	—	(5,658)	(84)	(59,988)	193,633

Stock issued under stock option and stock purchase plans and tax benefits associated with non-qualified stock option exercises and disqualifying dispositions	—	—	764,433	2,716	—	—	—	84	—	2,800
Shares issued in connection with Jaldi acquisition	—	—	—	1,011	1,731,099	16,376	(1,205)	—	—	16,182
Shares issued in connection with nDSP acquisition	—	—	1,185,995	20,114	—	—	—	—	—	20,114
Release and cancellation of shares held in escrow from nDSP acquisition			(3,297)	(55)	—	—	—	—	—	(55)
Deferred compensation related to stock options	—	—	—	2,495	—	—	(2,495)	—	—	—
Reversal of deferred compensation related to terminations	—	—	—	(3,963)	—	—	3,963	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,993	—	—	2,993
Conversion of exchangeable shares to common			622,130	5,885	(622,130)	(5,885)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(20,851)	(20,851)

Balances as of December 31, 2002	—	$—	43,967,585	$287,566	1,108,969	$10,491	$(2,402)	$—	$(80,839)	$214,816

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

Reclassifications

Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

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

The purchase price was allocated to assets acquired and liabilities assumed based on management's analysis and estimates of their fair values. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. The IPR&D and the assembled workforce were valued at $6,300 and $910, respectively.  The remaining excess purchase price over the identified tangible and intangible net assets was $15,841 and was allocated to the intangible assets on a pro-rata basis resulting in $1,999 of the purchase price being assigned to assembled workforce and $13,842 being assigned to IPR&D assets.  The IPR&D was expensed at the date of acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

The purchase price was allocated to assets acquired and liabilities assumed based on management's analysis and estimates of their fair values. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Of the $22,271 of acquired intangible assets, $3,700 was assigned to acquired developed technology with a seven year estimated remaining life and $4,200 was assigned to IPR&D assets that were expensed at the date of acquisition in accordance with FIN 4.  The $14,371 of goodwill was assigned to the Company as a reporting unit reporting unit.  In addition, the Company recorded a deferred tax asset of approximately $6,200, subject to a full valuation allowance, related primarily to nDSP’s net operating loss carry-forward, which will be offset against goodwill when utilized.

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

9.             QUARTERLY FINANCIAL DATA (Unaudited)

Included in the following quarterly financial data are non-recurring charges for in-process research and development expense related to the acquisitions of Jaldi in September 2002, nDSP in January 2002 and Panstera in January 2001.

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

2.9	Form of Pixelworks Voting Agreement, dated as of March 17, 2003 by and among each of the directors of Pixelworks Inc. and Genesis Microchip Inc., a Delaware corporation. ******

2.10	Form of Genesis Voting Agreement, dated as of March 17, 2003 by and among each of the directors of Genesis Microchip Inc. and Pixelworks Inc., an Oregon corporation.******

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.*

3.2	Articles of Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks Inc., as filed with the Secretary of State of Oregon on September 6, 2002*****

3.3	First Restated Bylaws of Pixelworks, Inc.*

4.1	Reference is made to Exhibit 3.1 above.*

4.2	Third Amended Registration Rights Agreement dated February 22, 2000.*

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors.* +

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan.*+

10.3	Registration Rights Agreement dated as of December 6, 2001 among Pixelworks Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Deleware, Inc. who are signatories thereto.***

10.4	Sublease Agreement Dated September 7, 2001 between Epicor Software Corporation and Pixelworks, Inc.*******

10.5	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan****+

10.6	Pixelworks, Inc. 2000 Employee Stock Purchase Plan.*+

10.7	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc.*

10.8	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc.*

10.9	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc.*

10.10	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc.*

10.11	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc.* +

10.12	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc.**

10.13	Third Amendment to Lease dated March 1, 2002 between Copper Mountain Trust Corporation and Pixelworks, Inc.*******

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP dated May 29, 2003.

24	Power of Attorney (included on Signature Page).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

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

Dated: May 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allen H. Alley	Chairman, President and	May 29, 2003
Allen H. Alley	Chief Executive Officer

/s/ Jeffrey B. Bouchard	Vice President, Finance and Chief	May 29, 2003
Jeffrey B. Bouchard	Financial Officer

/s/ Oliver D. Curme	Director	May 29, 2003
Oliver D. Curme

/s/ Frank Gill	Director	May 29, 2003
Frank Gill

/s/ Mark A. Stevens	Director	May 29, 2003
Mark A. Stevens

/s/ Scott Gibson	Director	May 29, 2003
Scott Gibson

CERTIFICATIONS

I, Allen H. Alley, certify that:

1.                                       I have reviewed this annual report on Form 10-K/A of Pixelworks, Inc.

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

Date: May 29, 2003	/s/ Allen H. Alley
Allen H. Alley
Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, Jeffrey B. Bouchard, certify that:

1.                                       I have reviewed this annual report on Form 10-K/A of Pixelworks, Inc.

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

Date: May 29, 2003	/s/ Jeffrey B. Bouchard

Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc. Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto**.

2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks, Inc., Panther Acquisition, Inc. and Panstera, Inc.**

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

2.9	Form of Pixelworks Voting Agreement, dated as of March 17, 2003 by and among each of the directors of Pixelworks Inc. and Genesis Microchip Inc., a Delaware corporation. ******

2.10	Form of Genesis Voting Agreement, dated as of March 17, 2003 by and among each of the directors of Genesis Microchip Inc. and Pixelworks Inc., an Oregon corporation.******

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.*

3.2	Articles of Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks Inc., as filed with the Secretary of State of Oregon on September 6, 2002*****

3.3	First Restated Bylaws of Pixelworks, Inc.*

4.1	Reference is made to Exhibit 3.1 above.*

4.2	Third Amended Registration Rights Agreement dated February 22, 2000.*

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors.* +

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan.*+

10.3	Registration Rights Agreement dated as of December 6, 2001 among Pixelworks Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Deleware, Inc. who are signatories thereto.***

10.4	Sublease Agreement Dated September 7, 2001 between Epicor Software Corporation and Pixelworks, Inc.*******

10.5	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan****+

10.6	Pixelworks, Inc. 2000 Employee Stock Purchase Plan.*+

10.7	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc.*

10.8	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc.*

10.9	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc.*

10.10	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc.*

10.11	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc.* +

10.12	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc.**

10.13	Third Amendment to Lease dated March 1, 2002 between Copper Mountain Trust Corporation and Pixelworks, Inc.*******

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP dated May 29, 2003.

24	Power of Attorney (included on Signature Page).

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

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