Form 10-Q/A
period 2003-03-31
PIXELWORKS INC
filed 2003-07-25
CIK 1040161

Use these links to rapidly review the document
PIXELWORKS, INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

PIXELWORKS, INC.

Table of Contents

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$89,471	$62,152
Short-term marketable securities	15,084	24,915
Accounts receivable, net	8,891	10,421
Inventories, net	10,395	6,788
Prepaid expenses and other current assets	3,210	3,896

Total current assets	127,051	108,172
Long-term marketable securities	—	14,500
Property and equipment, net	9,160	9,073
Goodwill	82,548	82,548
Other assets	12,409	12,919

Total assets	$231,168	$227,212

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,743	$5,084
Accrued liabilities and other liabilities	8,562	7,312

Total current liabilities	15,305	12,396
Shareholders' equity:
Common stock	289,255	287,566
Shares exchangeable into common stock	9,060	10,491
Deferred stock compensation	(1,861)	(2,402)
Accumulated deficit	(80,591)	(80,839)

Total shareholders' equity	215,863	214,816

Total liabilities and shareholders' equity	$231,168	$227,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue	$32,005	$22,005
Cost of revenue (inclusive of amortization of deferred stock compensation of $2 in 2003 and $5 in 2002)	17,292	10,543

Gross profit	14,713	11,462
Operating expenses:
Research and development(1)	6,094	5,452
Selling, general and administrative(2)	6,041	5,188
Amortization of assembled workforce	242	—
In-process research and development expense	—	4,200
Amortization of deferred stock compensation	162	1,022
Merger-related expenses	1,580	—

Total operating expenses	14,119	15,862
Income (loss) from operations	594	(4,400)
Interest income	385	675
Interest expense	(6)	(30)

Interest income, net	379	645

Income (loss) before income taxes	973	(3,755)
Provision for income taxes	725	151

Net income (loss)	$248	$(3,906)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.09)

Weighted average shares used in computing net income (loss) per share:
Basic	45,030	42,420
Diluted	46,347	42,420

Amount excludes amortization of deferred stock compensation of:

(1) Research and development	$310	$749
(2) Selling, general and administrative	(148)	273

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

This report on Form 10-Q/A for the quarter ended March 31, 2003, should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on May 30, 2003 ("Form 10-K/A"). Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2002.

Stock Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("Opinion 25"), Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method had been applied. Pixelworks has elected to continue to apply the prescribed accounting in Opinion 25 and make the required disclosures under SFAS No. 123.

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

Had Pixelworks accounted for its stock-based compensation plans in accordance with SFAS No. 123, Pixelworks' net loss would approximate the pro forma disclosure as follows:

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

The following table shows percentage of gross accounts receivable outstanding by account for those accounts representing 10% or more of total revenue:

	March 31, 2003	December 31, 2002
Account A	27%	48%
Account B	15%	16%

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

Note 3:            Balance Sheet Components

Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	March 31, 2003	December 31, 2002
Finished goods	$7,466	$5,249
Work in process	2,929	1,539

	$10,395	$6,788

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

Note 4:            Acquisitions

Jaldi Semiconductor Corp.

On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi Semiconductor Corporation ("Jaldi"), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada, in exchange for 1,731 shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options. Pixelworks made an investment of $7,500 in Jaldi on January 30, 2001 in exchange for a 19.6% equity investment. The acquisition has been accounted for as an asset purchase and the results of Jaldi's operations have been included in the Company's financial statements beginning on September 6, 2002.

Jaldi's technology is expected to expand Pixelworks' product portfolio for the digital television market.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on management's analysis and estimates of their fair values. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. The in-process research and development ("IPR&D") and the assembled workforce were valued at $6,300 and $910, respectively. The remaining excess purchase price over the identifiable tangible and intangible net assets was $15,841 and was allocated on a pro-rata basis resulting in $1,999 of the excess purchase price being assigned to assembled workforce and $13,842 being assigned to IPR&D assets. The IPR&D was expensed at the date of the acquisition in accordance with FASB Interpretation No. 4 ("FIN 4"), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on management's analysis and estimates of their fair values. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Of the $22,271 of acquired intangible assets, $3,700 was assigned to acquired developed technology with a seven year estimated remaining life and $4,200 was assigned to IPR&D assets that were expensed at the date of acquisition in accordance with FIN 4. The $14,371 of goodwill was assigned to the Company as a reporting unit. In addition, the Company recorded a deferred tax asset of approximately $6,200, subject to a full valuation allowance, related primarily to nDSP's net operating loss carry-forward, which will be offset against goodwill when utilized.

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

Note 5:            Proposed Transaction

On March 17, 2003, the Company announced the execution of a definitive merger agreement with Genesis Microchip pursuant to which Genesis Microchip will merge with a subsidiary of Pixelworks and each outstanding share of Genesis Microchip common stock will be converted into the right to receive 2.3366 shares of Pixelworks common stock. Pixelworks will also assume all of Genesis Microchip outstanding options. The acquisition will be accounted for as a reverse acquisition under the purchase method of accounting whereby Genesis Microchip will be deemed the acquirer for accounting purposes because Genesis Microchip stockholders will hold approximately 62% of outstanding shares of the combined company after completion of the merger. The historical financial statements of Genesis Microchip will be the historical financial statements of the combined company. Under the reverse acquisition method, Pixelworks will expense all merger related costs as incurred. During the three months ended March 31, 2003, the Company recognized $1,580 in merger-related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All references to dollar amounts and shares are in thousands)

This Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "projects," "believes," "expects," "anticipates," "intends," "estimates," "should," "will," "may" and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you those expectations will prove to be correct. You should not place undue reliance on the forward-looking statements contained in this Form 10-Q/A. Important factors that could cause the Company's actual results to differ materially from those expectations are disclosed in this Form 10-Q/A, including those provided under the heading "Additional Factors That May Affect Future Results" below and in the reports and other documents filed by Pixelworks with the Securities and Exchange Commission including our Annual Report on Form 10-K/A for the year ending December 31, 2002 and our Registration Statement on Form S-4/A filed on July 3, 2003. If any of these risks or uncertainties materialize or any of these assumptions prove incorrect, the results of Pixelworks could differ materially from the expectations expressed or implied in these documents. The forward-looking statements contained in this Form 10-Q/A speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

Overview

We design, develop and market system-on-a-chip integrated circuits ("ICs") and software for the advanced display industry. Our system-on-chip and software technology translates and optimizes video and computer graphics for display on a wide variety of electronic devices used in business and consumer markets, including multimedia projectors, flat-panel monitors and digital televisions. Our product line is used by the world's leading manufacturers of consumer electronics and computer display products to enhance image quality and ease of use.

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

Proposed Transaction

On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc., a Delaware corporation ("Genesis Microchip"), pursuant to which Genesis Microchip will merge with a subsidiary of Pixelworks and each outstanding share of Genesis Microchip common stock will be converted into a right to receive 2.3366 shares of Pixelworks common stock. Pixelworks will also assume all outstanding options to purchase Genesis Microchip common stock.

Headquartered in Alviso, California, with locations in Canada, China, India, Japan, Korea and Taiwan, Genesis Microchip is a fabless semiconductor company. Genesis Microchip's system-on-a-chip solutions are used worldwide by display manufacturers to produce visibly better images across a broad set of devices including flat-panel displays, digital TVs, digital CRTs, projectors and DVD players. The acquisition will be accounted for as a reverse acquisition under the purchase method of accounting whereby Genesis Microchip will be deemed the acquirer for accounting purposes because Genesis Microchip stockholders will hold approximately 62% of outstanding shares of the combined company after completion of the merger. The historical financial statements of Genesis Microchip will be the historical financial statements of the combined company. We expect to record a one-time charge for purchased in-process research and development expenses ("IPR&D") in the quarter in which the merger is completed. We will also incur other acquisition-related expenses that we expect to be large and ongoing. These expenses include the amortization of deferred stock compensation and the amortization of acquired intangible assets. Under the reverse acquisition method, Pixelworks will expense all merger related costs as incurred.

Acquisitions

On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi Semiconductor Corporation ("Jaldi"), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada, in exchange for approximately 1,731 shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options. Pixelworks made an investment of $7,500 in Jaldi on January 30, 2001 in exchange for a 19.6% equity investment. The acquisition was recorded as an asset purchase and the results of Jaldi's operations are included in the Company's financial statements beginning on the date of acquisition. The Company incurred a charge of $20,142 in the third quarter of 2002 for purchased IPR&D related to the acquisition. Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value. The products under development were video processing semiconductors targeting the high-definition digital display markets. The development projects ranged from 70% to 90% complete. Both projects had expected completion dates within one year and an estimated aggregate cost to complete of $1,600. Both products are currently in the pre-production stage with lead customers.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. ("nDSP") in exchange for approximately 1,186 shares of Pixelworks stock. nDSP was a privately held fabless semiconductor company providing video processing ICs designed to enhance the picture quality of televisions, flat panel displays and multimedia projectors. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. are included in the Company's financial statements beginning on the date of acquisition. Pixelworks recorded a one-time charge of $4,200 in the third quarter of 2002 for IPR&D related to the acquisition. At the time of the acquisition nDSP had one product line in production and three main product lines under development, each contributing from 7% to 64% of the total IPR&D value. The products under development were video processing ICs targeting the digital display and analog CRT television markets. The products ranged from 20% to 80% complete with expected completion dates within one year and an estimated aggregate cost to complete of $2,500. Since the date of the acquisition two of the products in development have been completed and development of the third product is expected to be completed in the next twelve months.

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

In-process research and development expense. In-process research and development expense ("IPR&D") for the three months ended March 31, 2002, which resulted from the acquisition of nDSP, was $4,200. IPR&D expense represents the discounted future cash flows from research and development projects in development, but not yet completed, at the time of our acquisition of nDSP. There was no IPR&D expense for the three months ended March 31, 2003.

Amortization of deferred stock compensation. Stock compensation expense was $164 for the three months ended March 31, 2003, inclusive of $2 included in cost of sales, a decrease of $863 from $1,027 for the three months ended March 31, 2002, inclusive of $5 included in cost of sales. The decrease was due primarily to the use of the accelerated method of amortization, which recognizes more compensation expense in earlier periods, and the cancellation of unvested stock options upon employee termination. The decrease was partially offset by an increase in expense related to new options issued in the third quarter of 2002 as a result of the Jaldi acquisition. Amortization of the March 31, 2003 balance of $1,861 in deferred stock compensation is estimated to be $1,234 for the remainder of 2003 and $542 and $85 in 2004 and 2005, respectively.

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

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2003 increased to $725 from $151 for the three months ended March 31, 2002. The increase in the provision was attributable to the Company's increased income before taxes. The effective tax rate differs from the federal statutory rate primarily due to the following items; non-cash expenses recognized for book purposes that are not deductible for tax purposes, certain non-deductible merger costs, an increase in the Company's valuation allowance related to Jaldi's net operating losses and various tax credits.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of $89,471 and working capital of $111,746 as compared to cash and cash equivalents of $62,152 and working capital of $95,776 as of December 31, 2002. Principal sources of cash during the three months ended March 31, 2003 were cash generated by operating activities of $3,802, proceeds from the issuance of stock under the Company's employee stock purchase plan and stock option plans of $635, and proceeds from the maturity of marketable securities net of purchases of marketable securities of $24,330. Principal uses of cash during the three months ended March 31, 2003 were debt payments of $83 and property and equipment expenditures of $1,365.

Accounts Receivable. Accounts receivable decreased to $8,891 at March 31, 2003 from $10,421 at December 31, 2002, a decrease of $1,530 or 15%. Average days sales outstanding ("DSO") were 25 and 32 days at March 31, 2003 and December 31, 2002, respectively. The decrease in DSO and in total accounts receivable was primarily related to the timing of shipments within the quarter with a smaller percentage of shipments occurring in the final month of the three months ending March 31, 2003, when compared to the three months ending December 31, 2002.

Inventories. Inventories increased $3,607 from $6,788 at December 31, 2002 to $10,395 at March 31, 2003. The increase was due to an increase of $2,217, or 42%, in finished goods inventory and an increase of $1,390, or 90%, in work in process inventory. The growth in work in process inventory resulted from the growth in products manufactured using the customer owned tooling ("COT") production flow. Under COT, the Company owns the wafers throughout the assembly and test process, which results in longer work in process cycles. Inventory turns were 8 and 11 at March 31, 2003 and December 31, 2002, respectively. Inventory turns of 8 represented approximately 7 weeks of shipments in inventory.

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
  •
  The Company provides for the estimated cost of product warranties at the time revenue is recognized based on historical experience. Should actual product failure rates or product replacement costs differ from Pixelworks' estimates, revisions to the estimated warranty liability would be required.
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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

In response to the pending merger transaction involving Genesis Microchip, Pixelworks' customers may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product offerings following the merger. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market values of Pixelworks common stock and Genesis Microchip common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations or prospects of

Pixelworks or Genesis Microchip, market assessments of the merger, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the exchange ratio between Pixelworks and Genesis Microchip shares in connection with the merger, and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either Pixelworks common stock or Genesis Microchip common stock. Completion of the merger also is subject to numerous risks and uncertainties. Pixelworks and Genesis Microchip may be unable to obtain shareowner or other regulatory approvals required to complete the merger in a timely manner or at all. In order to obtain regulatory approval, we may be required to comply with material restrictions or conditions. If the merger is not completed, the price of Pixelworks common stock may decline to the extent that the current market price of Pixelworks common stock reflects a market assumption that the merger will be completed. In addition, the merger agreement limits Pixelworks' ability to terminate the agreement. In the event of a negative development in the patent litigation brought by Silicon Image, Inc. against Genesis Microchip, Pixelworks would not have the right to unilaterally terminate the merger agreement. A significant portion of Genesis Microchip's revenues could be impacted by this patent litigation. Moreover, Pixelworks would not derive the strategic benefits expected to result from the merger, such as creating a more complete and balanced product portfolio. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of the product offerings and strategy of Pixelworks on a standalone basis. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees whether or not the merger is completed. Moreover, under specified circumstances, Pixelworks may be required to pay Genesis Microchip a termination fee of $20 million in connection with the termination of the merger agreement. If the merger is completed, we will continue to face risks associated with integration of the businesses and operations of Pixelworks and Genesis Microchip, and we may not realize the anticipated benefits or synergies of the merger (primarily associated with anticipated restructurings and other operational efficiencies) to the extent, or in the timeframe, anticipated. In addition to the integration risks previously discussed, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations. In addition to the costs and expenses previously discussed, we may be required to make payments to executive officers and key employees under change of control/severance agreements entered into in connection with the merger. In addition, the effective tax rate of Pixelworks following the merger is uncertain and could exceed Pixelworks' currently reported tax rate and the weighted average of the pre-merger tax rates of Pixelworks and Genesis Microchip. Moreover, charges to earnings resulting from the application of the purchase method of accounting may affect the market value of Pixelworks' common stock adversely following the merger, as Pixelworks will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, Pixelworks may be required to incur material charges relating to the impairment of those assets. The foregoing risks are described in more detail in the joint proxy statement/prospectus related to the merger included in Pixelworks registration statement on Form S-4/A dated July 3, 2003.

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

Most of our current manufacturers and customers are located in Asian countries, including, China, Japan, Korea and Taiwan. Because of health concerns in countries in that region, including actions taken in response to Severe Acute Respiratory Syndrome, or SARS, and possible quarantines, the company's sales and product support activities may be impaired which could adversely affect the company's business. Customers located in China, Japan, Korea and Taiwan were responsible for approximately 88% of our revenue for the three months ended March 31, 2003. In addition to the current public health risk in the Pacific Rim region, the area is susceptible to the risk of earthquakes due to the proximity of major earthquake fault lines in the area. In September 1999, a current manufacturer's facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers' and customers are located likely would result in the disruption of our foundry partners' assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

  •
  issuance of stock that dilutes current shareholders' percentage of ownership;
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

As of March 31, 2003, goodwill amounted to $82,548, or 36%, of the Company's total assets. Effective January 1, 2002 with the adoption of new accounting standards, the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

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

We compete with a range of specialized and diversified electronic and semiconductor companies that offer display processors. In particular, we compete against Genesis Microchip Inc., I-Chips Co., Ltd., Macronix International Co., Ltd., Mediatek Corp., Media Reality Technologies, Inc., Micronas Semiconductor Holding AG, Mstar Semiconductor, Inc., Oplus Technologies Ltd.,, Realtek Semiconductor Corp., Silicon Image, Inc., Silcon Optix Inc., SmartASIC Technology, Inc., STMicroelectronics N.V., Torpo Technology Inc., Trident Microsystems, Inc., Trumpion Microelectrics Inc., and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including ATI, LG Electronics, Inc., Matsushita Electric Industrial Co., Mitsubishi

Corporation, National Semiconductor Corp., NEC Corporation, nVidia, Koninlijke Philips Electronics N.V., Samsung Electronics, Sanyo Electric Co., Ltd., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., Toshiba Corporation. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react faster and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

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

Due to these factors, the price of the Company's common stock may decline and the value of your investment would be reduced.

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

Terrorist acts or acts of war, wherever located around the world, may cause damage or disruption to the company, its employees, facilities, partners, suppliers, distributors, and customers, which could significantly impact the company's revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm the company's business and results of operations. The long-term effects on the company of the September 11, 2001 attacks are unknown. The potential for future attacks, hostilities in the Middle East, including Iraq, and other acts of war or hostility, especially in the Korean peninsula, have created economic and political uncertainties, which could adversely affect our business or results of operations that cannot be predicted. In addition, as a company with headquarters and significant operations located in the United States, we could be adversely impacted by any actions against the United States. We are uninsured for loses and interruptions caused by terrorist acts and acts of war.

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

  *
  Incorporated by reference to the Company's Current Report on Form 8-K filed on March 20, 2003.

  **
  Incorporated by reference to the Company's Registration Statement on Form S-4 filed on April 18, 2003

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
Date: July 25, 2003
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

Date: July 25, 2003	/s/ Allen H. Alley Allen H. Alley Chairman of the Board, President and Chief Executive Officer

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

Date: July 25, 2003	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard Vice President, Finance and Chief Financial Officer