Form 10-Q
period 2003-06-30
PIXELWORKS INC
filed 2003-08-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

Number of shares of Common Stock outstanding as of July 31, 2003:   44,609,617

PIXELWORKS, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$88,760	$62,152
Short-term marketable securities	13,051	24,915
Accounts receivable, net	10,230	10,421
Inventories, net	9,722	6,788
Prepaid expenses and other current assets	4,215	3,896
Total current assets	125,978	108,172

Long-term marketable securities	4,089	14,500
Property and equipment, net	8,502	9,073
Goodwill	82,548	82,548
Acquired intangible assets	5,133	5,882
Other assets	6,518	7,037
Total assets	$232,768	$227,212

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,030	$5,084
Accrued liabilities and other liabilities	9,154	7,312
Total current liabilities	16,184	12,396

Shareholders’ equity:
Common stock	289,986	287,566
Shares exchangeable into common stock	8,119	10,491
Deferred stock compensation	(1,350)	(2,402)
Accumulated deficit	(80,171)	(80,839)
Total shareholders’ equity	216,584	214,816
Total liabilities and shareholders’ equity	$232,768	$227,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$32,559	$24,644	$64,564	$46,649
Cost of revenue (inclusive of amortization of deferred stock compensation of $2, $5, $5 and $11 for the three and six months ended June 30, 2003 and 2002, respectively)	17,880	12,266	35,172	22,810
Gross profit	14,679	12,378	29,392	23,839

Operating expenses:
Research and development(1)	6,250	5,275	12,344	10,727
Selling, general and administrative(2)	6,093	5,839	12,134	11,027
Amortization of assembled workforce	242	—	485	—
In-process research and development expense	—	—	—	4,200
Amortization of deferred stock compensation	226	170	388	1,191
Merger-related expenses	1,398	—	2,977	—
Total operating expenses	14,209	11,284	28,328	27,145
Income (loss) from operations	470	1,094	1,064	(3,306)

Interest income	305	617	690	1,292
Interest expense	(4)	(23)	(10)	(54)
Interest income, net	301	594	680	1,238
Income (loss) before income taxes	771	1,688	1,744	(2,068)

Provision for income taxes	351	327	1,076	478

Net income (loss)	$420	$1,361	$668	$(2,546)

Net income (loss) per share:
Basic and diluted	$0.01	$0.03	$0.01	$(0.06)

Weighted average shares used in computing net income (loss) per share:
Basic	45,184	42,804	45,106	42,613
Diluted	46,390	44,298	46,364	42,613

Amount excludes amortization of deferred stock compensation of:
(1) Research and development	$126	$42	$436	$790
(2) Selling, general and administrative	100	128	(48)	401

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$668	$(2,546)
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Depreciation and amortization	3,137	2,781
Loss on disposal of assets	—	87
Amortization of assembled workforce	485	—
Amortization of developed technology	264	220
Amortization of deferred stock compensation	393	1,202
In-process research and development expense	—	4,200
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	191	(1,608)
Inventories	(2,934)	(54)
Prepaid expenses and other current and long-term assets	(190)	(1,729)
Accounts payable	1,946	(969)
Accrued liabilities	1,992	(1,166)
Net cash provided by operating activities	5,952	418

Cash flows from investing activities:
Purchases of property and equipment	(2,023)	(3,450)
Purchases of other assets and investments	(153)	(912)
Acquisition, net of cash acquired	—	(1,541)
Purchase of marketable securities	(16,025)	(21,880)
Maturities of marketable securities	38,300	27,025
Net cash provided by (used in) investing activities	20,099	(758)

Cash flows from financing activities:
Payments on long-term debt	(150)	(394)
Proceeds from issuances of common stock	707	806
Net cash provided by financing activities	557	412

Increase in cash and cash equivalents	26,608	72
Cash and cash equivalents at beginning of period	62,152	53,288
Cash and cash equivalents at end of period	$88,760	$53,360

Supplemental disclosure of cash flow information:
Interest paid	$9	$53
Taxes paid	256	35
Issuance of stock for acquisition of business	$—	$20,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

Note 1:           Basis of Presentation

The financial information included herein for the three and six months ended June 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2003.

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

This report on Form 10-Q for the quarter ended June 30, 2003, should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on May 30, 2003.  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2002.

Stock Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for an employee stock option or similar instrument. SFAS No. 123 allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (“Opinion 25”), Accounting for Stock Issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to continue applying the accounting treatment described in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method had been applied. Pixelworks has elected to continue to apply the accounting prescribed in Opinion 25 and to make the disclosures required under SFAS No. 123.

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

The fair value of the options granted during the three and six months ended June 30, 2003 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Stock Option Plans:	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk free interest rate	2.49%	2.78%	2.89%	2.78%
Expected dividend yield	0%	0%	0%	0%
Expected life - years	5.5	5.5	5.5	5.5
Volatility	110%	115%	113%	115%

Employee Stock Purchase Plan (ESPP):	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk free interest rate	1.91%	1.89%	1.84%	4.32%
Expected dividend yield	0%	0%	0%	0%
Expected life - years	1.5	0.5	1.2	1.0
Volatility	105%	90%	101%	106%

Had Pixelworks accounted for its stock-based compensation plans in accordance with SFAS No. 123, Pixelworks’ net loss would approximate the pro forma disclosure as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$420	$1,361	$668	$(2,546)
Stock compensation expense, net of tax, as reported	141	109	244	745
Stock compensation expense, net of tax, under SFAS 123	(2,272)	(1,953)	(4,450)	(4,171)
Pro forma net loss	$(1,711)	$(483)	$(3,538)	$(5,972)

Basic and diluted net income (loss) per share:
As reported	$0.01	$0.03	$0.01	$(0.06)
Pro forma	(0.04)	(0.01)	(0.08)	(0.14)

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

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Japan	$11,303	$12,278	$26,177	$21,381
Taiwan	9,846	3,674	15,964	8,426
China	3,982	1,843	6,004	3,107
Korea	3,625	2,990	8,673	5,989
United States	483	328	854	666
Other countries	3,320	3,531	6,892	7,080
Total revenue	$32,559	$24,644	$64,564	$46,649

Significant Customers

The following table shows percentage of total revenue by distributor for those distributors generating 10% or more of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Distributor A	31%	47%	37%	43%
Distributor B	19%	9%	15%	11%

During the three and six months ended June 30, 2003 and 2002 no end-customers represented more than 10% of total revenue.  End customers represent customers who indirectly purchase the Company’s products through distributors and contract manufacturers as well as directly from the Company.

The following table shows percentage of gross accounts receivable outstanding by account for those accounts representing 10% or more of total accounts receivable:

	June 30, 2003	December 31, 2002
Account A	20%	48%
Account B	25%	16%
Account C	12%	2%

Loss of or non-performance by these significant customers could adversely affect Pixelworks financial position or results of operations.

Note 2:           Earnings per share

Basic earnings per share (“EPS”) is computed on the basis of the weighted average number of common shares outstanding.  Diluted EPS is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method and shares of restricted stock, if the potential common shares were not anti-dilutive.

The following weighted-average potential common shares have been excluded from the computation of diluted loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Potential common stock equivalent shares related to stock options	—	—	—	1,680
Shares of restricted stock subject to repurchase	—	—	—	56

Potential common stock equivalent shares related to stock options excludes weighted shares for which the options’ exercise price was greater than the average market price for the period of 4,338 and 3,006 for the three months ended June 30, 2003 and 2002, respectively and 4,198 and 2,483 for the six months ended June 30, 2003 and 2002, respectively.

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

Note 3:           Balance Sheet Components

Inventories

Inventories are stated at the lower of standard cost (approximates actual cost on a first-in, first-out basis) or market (net realizable value) and consist of the following:

	June 30, 2003	December 31, 2002

Finished goods	$8,083	$5,249
Work in process	1,639	1,539
	$9,722	$6,788

Warranty Reserve

At the time revenue is recognized, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligations.  Our estimate is based primarily on our historical experience.  The following table presents a roll forward of the reserve for warranty returns for the six months ended June 30, 2003:

Balance at January 1, 2003	$769
Provision	(60)
Charge offs	(105)
Balance at June 30, 2003	$604

Note 4:           Acquisitions

Jaldi Semiconductor Corp.

On January 30, 2001, Pixelworks made an investment of $7,500 in Jaldi Semiconductor Corporation (“Jaldi”), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada.  On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi in exchange for 1,731 shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options.  The acquisition has been accounted for as an asset purchase and the results of Jaldi’s operations have been included in the Company’s financial statements beginning on September 6, 2002.  Jaldi’s technology is expected to expand Pixelworks’ product portfolio for the digital television market.

Under the terms of the reorganization agreement between Jaldi, Pixelworks, Inc. and Pixelworks Nova Scotia, a wholly-owned subsidiary of Pixelworks, each outstanding share of Jaldi was exchanged for .531727153 of a Jaldi exchangeable share.  Holders of exchangeable shares have dividend, voting and other rights equivalent to common stockholders of Pixelworks.  These exchangeable shares are the economic equivalent of common shares of Pixelworks and may be exchanged for those shares on a one-for-one basis at any time.  The aggregate purchase price of Jaldi was approximately $24,988 consisting of 1,731 shares that are issuable upon the exchange of the Jaldi exchangeable shares that are valued at $16,376, the assumption of approximately 119 stock options valued at $1,011, and $7,601 cash (including the $7,500 investment in 2001). The estimated fair value of the shares issued was based on the average closing price of Pixelworks’ common stock on the day prior to the announcement of the intent to exercise the option to acquire Jaldi, the day of the announcement, and the day following the announcement ($9.46 per share).

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

The purchase price was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of their fair values.  Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  The in-process research and development (“IPR&D”) and the assembled workforce were valued at $6,300 and $910, respectively.  The remaining excess purchase price over the identifiable tangible and intangible net assets was $15,841 and was allocated on a pro-rata basis resulting in $1,999 of the excess purchase price being assigned to assembled workforce and $13,842 being assigned to IPR&D assets.  The IPR&D was expensed at the date of the acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value.  The products under development were video processing semiconductors targeting the high-definition digital display markets.  The development projects ranged from 70% to 90% complete.  All development projects had expected completion dates within one year and an estimated aggregate cost to complete of $1,600. One product is currently in production and the other product is in the pre-production stage with lead customers.

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

The purchase price was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of their fair values.  Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  Of the $22,271 of acquired intangible assets, $3,700 was assigned to acquired developed technology with a seven year estimated remaining life and $4,200 was assigned to IPR&D assets that were expensed at the date of acquisition in accordance with FIN 4.  The $14,371 of goodwill was assigned to the Company as a reporting unit.  In addition, the Company recorded a deferred tax asset of approximately $6,200, subject to a full valuation allowance, related primarily to nDSP’s net operating loss carry-forward, which will be offset against goodwill when utilized.

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

Note 5:                   Genesis Microchip Transaction

On March 17, 2003, the Company announced the execution of a definitive merger agreement with Genesis Microchip.  On August 5, 2003, the Company entered into an agreement terminating the merger agreement.  Under the terms of the termination agreement, Pixelworks agreed to pay a termination fee of $5,500 to Genesis Microchip upon execution of the agreement.  The termination fee will be recognized as an expense in the third quarter of 2003.  During the three and six months ended June 30, 2003, the Company recognized merger-related expenses of $1,398 and $2,977, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All references to dollar amounts and shares are in thousands)

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “projects,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you those expectations will prove to be correct.  You should not place undue reliance on the forward-looking statements contained in this Form 10-Q.  Important factors that could cause the Company’s actual results to differ materially from those expectations are disclosed in this Form 10-Q, including those provided under the heading “Additional Factors That May Affect Future Results” below and in the reports and other documents filed by Pixelworks with the Securities and Exchange Commission including our Annual Report on Form 10-K/A for the year ending December 31, 2002.  If any of these risks or uncertainties materializes or any of these assumptions prove incorrect, the results of Pixelworks could differ materially from the expectations expressed or implied in these documents. The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

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

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives. Distributors have been established in China, Europe, Japan and Taiwan. Sales to distributors represented 65% and 64% of total revenue for the six months ended June 30, 2003 and 2002, respectively.  Manufacturers representatives support some of our European and Korean sales. In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Canada, China, Japan and Taiwan.

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

Historically, significant portions of our product revenue have been from a relatively small number of customers and distributors. Our top five end customers accounted for 34% and 42% of total revenue for the six months ended June 30, 2003 and 2002, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 99% of total revenue for the six months ended June 30, 2003 and 2002. Our end customers, branded manufacturers and integrators, incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.

Acquisitions

On January 30, 2001, Pixelworks made an investment of $7,500 in Jaldi Semiconductor Corporation (“Jaldi”), a privately held development stage fabless semiconductor company based near Toronto in Richmond Hill, Ontario, Canada.  On September 6, 2002, Pixelworks acquired the remaining equity interest in exchange for approximately 1,731 shares exchangeable for Pixelworks common stock and the assumption of all outstanding stock options.  The acquisition was recorded as an asset purchase and the results of Jaldi’s operations are included in the Company’s financial statements beginning on the date of acquisition. The Company incurred a charge of $20,142 in the third quarter of 2002 for purchased IPR&D related to the acquisition.  Jaldi had two products under development at the acquisition date, contributing 70% and 30% of the total IPR&D value.  The products under development were video processing semiconductors targeting the high-definition digital display markets.  The development projects ranged from 70% to 90% complete.  Both projects had expected completion dates within one year and an estimated aggregate cost to complete of $1,600. One product is currently in production and the other product is in the pre-production stage with lead customers.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. (“nDSP”) in exchange for approximately 1,186 shares of Pixelworks stock.  nDSP was a privately held fabless semiconductor company providing video processing ICs designed to enhance the picture quality of televisions, flat panel displays and multimedia projectors.  The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of nDSP, Inc. are included in the Company’s financial statements beginning on the date of acquisition.  Pixelworks recorded a one-time charge of $4,200 in the first quarter of 2002 for IPR&D related to the acquisition.  At the time of the acquisition nDSP had one product line in production and three main product lines under development, each contributing from 7% to 64% of the total IPR&D value.  The products under development were video processing ICs targeting the digital display and analog CRT television markets.  The products ranged from 20% to 80% complete with expected completion dates within one year and an estimated aggregate cost to complete of $2,500.  Since the date of the acquisition two of the products in development have been completed and development of the third product is expected to be completed in the next twelve months.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue. Revenue for the three months ended June 30, 2003 increased to $32,559 from $24,644 for the three months ended June 30, 2002, a 32% increase.  This increase resulted from a 58% increase in units shipped offset in part by a 16% decline in average selling prices.  Revenue from shipments to multimedia projector manufacturers, which represented 51% of total revenue for the three months ended June 30, 2003, increased $2,786, or 20%.  The increase was related to growth in the overall multimedia projector market, and in large part due to growth in shipments to projector manufacturers in Japan.  Revenue from shipments to LCD monitor manufacturers, which represented 22% of total revenue for the three months ended June 30, 2003, increased $862, or 14%.  The increase resulted from a 45% increase in unit shipments being partially offset by a 21% decline in average selling prices.  The unit growth was primarily attributable to an increase in shipments to manufacturers UXGA-resolution monitors and LCD smart panel manufacturers. Smart panels represent an alternative to the traditional method for assembling an LCD monitor in which the LCD manufacturer integrates the image processing electronics onto the LCD panel before being sold to an integrator for final assembly.  Revenue from shipments to advanced television manufacturers, which represented 25% of total revenue for the three months ended June 30, 2003, increased $3,901, or 94%.  This increase resulted from a 101% increase in unit shipments offset by a decline of approximately 3% in average selling prices.  The increase in unit shipments was due to rapid growth in the overall advanced television industry, and in particular, an increase in shipments to LCD television and plasma display manufacturers.  Aggregate average selling prices are influenced by the specific mix of product shipments and can therefore vary significantly when comparing periods. We expect aggregate average selling prices will decrease in most future periods.  Revenue from sources other than multimedia projector, LCD monitor and advanced television manufacturers increased $366, or 70%.

Gross profit. Gross profit margin was 45% for the three months ended June 30, 2003 compared to 50% for the three months ended June 30, 2002, inclusive of amortization of acquired developed technology and deferred stock compensation.  The reduction in gross profit margin was due to an intensely competitive environment that resulted in average selling prices declining at a more rapid rate than average product costs.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $6,376 or 20% of total revenue for the three months ended June 30, 2003 compared to $5,317 or 22% of revenue for the three months ended June 30, 2002. The increase in research and development expense resulted from an increase of $109 in compensation expense primarily related to an increase in personnel resulting from our September 2002 acquisition of Jaldi and an increase of $1,092 in development-related expenses including NRE and outside services.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $6,193 or 19% of total revenue for the three months ended June 30, 2003 which compared to $5,967, or 24% of total revenue for the three months ended June 30, 2002. The increase in expense resulted primarily from a $304 increase in compensation expense due to an increase in personnel, a $134 increase in rent expense resulting from leasing additional building space to support a greater number of employees, and a $105 increase in insurance.  Partially offsetting these increases was a decrease of $243 in accounting and legal related expenses and $186 in trade show and travel expenses.

Amortization of assembled workforce. As of June 30, 2003, there was $2,182 in assembled workforce on the balance sheet as a result of the acquisition of Jaldi in September 2002.  The assembled workforce is being amortized over an estimated life of 36 months at a quarterly rate of $242.

Amortization of deferred stock compensation. Stock compensation expense was $228 for the three months ended June 30, 2003, inclusive of $2 included in cost of sales, an increase of $53 from $175 for the three months ended June 30, 2002, inclusive of $5 included in cost of sales. The increase in expense primarily related to new options issued in the third quarter of 2002 as a result of the Jaldi acquisition.  Amortization of the June 30, 2003 balance of $1,350 in deferred stock compensation is estimated to be $758 for the remainder of 2003 and $514 and $78 in 2004 and 2005, respectively.

Merger-related expenses. Merger-related expenses of $1,398 were incurred during the quarter ended June 30, 2003 related to the proposed merger with Genesis Microchip.  The expenses incurred in the three months ended June 30, 2003 consist primarily of legal, financial printing, tax and accounting fees. On August 5, 2003, the Company entered into an agreement terminating the merger agreement.  Under the terms of the termination agreement, Pixelworks agreed to pay a termination fee of $5,500 to Genesis Microchip upon the execution of the termination agreement.  The termination fee and any additional expenses incurred will be expensed in the third quarter.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $293 to $301 for the three months ended June 30, 2003 from $594 for the three months ended June 30, 2002.  This decrease was the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2003 increased to $351 from $327 for the three months ended June 30, 2002. The increase in the provision was primarily attributable to the Company’s increased income before taxes.  The effective tax rate differs from the federal statutory rate primarily due to the following items; non-cash expenses recognized for book purposes that are not deductible for tax purposes and an increase in the Company’s valuation allowance related to Jaldi’s net operating losses and various tax credits.  Due to the termination of the proposed merger with Genesis Microchip certain merger related expenses which were treated as non-deductible for tax purposes in the three months ended March 31, 2003 are now tax deductible. Therefore, the provision for income taxes for the three months ended June 30, 2003 has been reduced to record a provision for income taxes for the full six months ended June 30, 2003 that reflects this change in treatment.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue. Revenue for the six months ended June 30, 2003 increased to $64,564 from $46,649 for the six months ended June 30, 2002, a 38% increase.  This increase resulted from a 68% increase in units shipped offset in part by an 18% decline in average selling prices.  Revenue from shipments to multimedia projector manufacturers, which represented 55% of total revenue for the six months ended June 30, 2003, increased $8,811, or 33%.  The increase was related to growth in the overall multimedia projector market, and in large part due to growth in shipments to projector manufacturers in Japan.  Revenue from shipments to LCD monitor manufacturers, which represented 23% of total revenue for the six months ended June 30, 2003, increased $2,233, or 18%.  The increase resulted from a 66% increase in unit shipments being partially offset by a 29% decline in average selling prices.  The unit growth was primarily attributable to an increase in shipments to manufacturers of UXGA-resolution monitors and LCD smart panel manufacturers.  Revenue from shipments to advanced television manufacturers, which represented 19% of total revenue for the six months ended June 30, 2003, increased $5,797, or 86%.  This increase resulted from a 77% increase in unit shipments and an increase of approximately 5% in average selling prices.  The increase in unit shipments was due to rapid growth in the overall advanced television industry, and in particular, an increase in shipments to plasma display and LCD television manufacturers, which have had higher average selling prices than products shipped to progressive scan CRT television manufacturers.  Aggregate average selling prices are influenced by the specific mix of product shipments and can therefore vary significantly when comparing periods. We expect aggregate average selling prices will decrease in most future periods.  Revenue from sources other than multimedia projector, LCD monitor and advanced television manufacturers increased $1,074, or 101%.

Gross profit. Gross profit margin was 46% for the six months ended June 30, 2003 compared to 51% for the six months ended June 30, 2002, inclusive of amortization of acquired developed technology and deferred stock compensation.  The reduction in gross profit margin was due to an intensely competitive environment that resulted in average selling prices declining at a more rapid rate than average product costs.

Research and development. Research and development expense, inclusive of amortization of deferred stock compensation, was $12,780 or 20% of total revenue for the six months ended June 30, 2003 compared to $11,517 or 25% of revenue for the six months ended June 30, 2002. The increase in research and development expense resulted from an increase of $550 in compensation expense primarily related to an increase in personnel resulting from our September 2002 acquisition of Jaldi, an increase of $983 in development related expenses including NRE and outside services and an increase in software and equipment related expenses of $183.  These increases in expense were partially offset by a $354 decrease in amortization of deferred stock compensation primarily due to the use of the accelerated method of amortization, which recognizes more compensation in earlier periods, and the cancellation of unvested stock options upon employee termination.

Selling, general and administrative. Selling, general and administrative expense, inclusive of amortization of deferred stock compensation, was $12,086 or 19% of total revenue for the six months ended June 30, 2003 which compared to $11,428, or 24% of total revenue for the six months ended June 30, 2002. The increase in expense resulted primarily from a $435 increase in compensation expense due to an increase in personnel, a $340 increase in rent expense resulting from leasing additional building space to support a greater number of employees, and a $213 increase in insurance.  Partially offsetting these increases was a decrease of $126 in accounting and legal related expenses and $238 in trade shows and travel expenses.

In-process research and development expense. In-process research and development expense (“IPR&D”) for the six months ended June 30, 2002, which resulted from the acquisition of nDSP, was $4,200.  IPR&D expense represents the discounted future cash flows from research and development projects in development, but not yet completed, at the time of our acquisition of nDSP.  There was no IPR&D expense for the six months ended June 30, 2003.

Amortization of deferred stock compensation. Stock compensation expense was $393 for the six months ended June 30, 2003, inclusive of $5 included in cost of sales, a decrease of $809 from $1,202 for the six months ended June 30, 2002, inclusive of $11 included in cost of sales. The decrease was due primarily to the use of the accelerated method of amortization, which recognizes more compensation expense in earlier periods.  The decrease was partially offset by an increase in expense related to new options issued in the third quarter of 2002 as a result of the Jaldi acquisition.

Merger-related expenses. Merger-related expenses of $2,977 were incurred during the six months ended June 30, 2003 related to the proposed merger with Genesis Microchip.  The expenses incurred in the six months ended June 30, 2003 consist primarily of legal, investment banking, financial printing, tax and accounting fees.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $558 to $680 for the six months ended June 30, 2003 from $1,238 for the six months ended June 30, 2002.  This decrease was primarily the result of lower yields on invested cash in the current period due to overall interest rates declining over the past year.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2003 increased to $1,076 from $478 for the six months ended June 30, 2002. The increase in the provision was primarily attributable to the Company’s increased income before taxes.  The effective tax rate differs from the federal statutory rate primarily due to the following items; non-cash expenses recognized for book purposes that are not deductible for tax purposes and an increase in the Company’s valuation allowance related to Jaldi’s net operating losses and various tax credits.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash and cash equivalents of $88,760 and working capital of $109,794 as compared to cash and cash equivalents of $62,152 and working capital of $95,776 as of December 31, 2002.  Principal sources of cash during the six months ended June 30, 2003 were cash generated by operating activities of $5,952, roceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $707, and proceeds from the maturity of marketable securities net of purchases of marketable securities of $22,275. Principal uses of cash during the six months ended June 30, 2003 were debt payments of $150 and property and equipment expenditures of $2,023.

Accounts Receivable.  Accounts receivable decreased from $10,421 at December 31, 2002 to $10,230 at June 30, 2003, a decline of $191 or less than 2%.  Average days sales outstanding (“DSO”) were 28 and 32 days at June 30, 2003 and December 31, 2002, respectively.  The decrease in DSO and in total accounts receivable was primarily related to the timing of shipments within the quarter with a smaller percentage of shipments occurring in the final month of the three months ending June 30, 2003 when compared to the three months ending December 31, 2002.

Inventories.  Inventories increased $2,934 from $6,788 at December 31, 2002 to $9,722 at June 30, 2003.  The increase was due to an increase of $2,834, or 54%, in finished goods inventory and an increase of $100, or 6%, in work in process inventory.  Inventory turns were 7 and 11 at June 30, 2003 and December 31, 2002, respectively.  Inventory turns of 7 represented approximately 7 weeks of shipments in inventory.

Capital Resources. As of June 30, 2003, principal commitments consisted of obligations outstanding under operating leases.  These commitments include leases for approximately 52,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006 and two facilities in California for approximately 18,000 square feet.  In September 2002, the Company added approximately 12,000 square feet in Ontario, Canada as a result of the acquisition of Jaldi. The total annual estimated costs for all leased property commitments are $2,547, $1,793, $1,076 and $289 for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.  As a result of the acquisition of nDSP, the Company assumed debt for equipment leases that as of June 30, 2003 represented approximately $62.  All of the equipment lease payments are scheduled for payment over the next 12 months.  Although the Company has no other material commitments, we may increase our capital expenditures in the future.  In the future we may also require a larger inventory of products in order to support anticipated growth in our business.

On August 5, 2003, the Company entered into an agreement with Genesis Microchip to terminate the then pending merger agreement. Under the terms of the merger termination agreement, Pixelworks agreed to pay a termination fee of $5,500 to Genesis Microchip upon execution of the merger termination agreement.  The termination fee will be paid in the third quarter of 2003.

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

•                  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Pixelworks’ customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain instruments as liabilities (or assets in some circumstances).  Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company does not expect that the adoption of SFAS No. 150 will have a material effect on its financial position or results of operations.

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

While we had $668 of net income for the six months ended June 30, 2003, our accumulated deficit is $80,171 through June 30, 2003. In the future we expect our research and development and selling, general and administrative expenses to increase.  Given expected increases in operating expenses, we must increase revenues and gross profit to be profitable.  We cannot be certain that we will be profitable in the future or, if we are, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our ICs in certain customer system applications that required us to institute additional IC level testing. As a result of these field failures we have incurred additional costs due to customers returning potentially affected products and have been required to resell products from third parties in order to meet certain customer commitments. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits.

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

Successful development and timely introduction of new or enhanced products depends on a number of other factors, including but not limited to:

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. For the six months ended June 30, 2003, and year ended December 31, 2002, sales to distributors represented 65% and 68% of total revenue, respectively.  For the six months ended June 30, 2003, and year ended December 31, 2002, sales to Tokyo Electron Device Limited, our distributor in Japan, represented 37% and 45% of total revenue, respectively.  During the six months ended June 30, 2003, there were no end customers that represented 10% or more of total revenue.  Sales to our top five end-customers represented approximately 34% and 41% for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

At June 30, 2003, we had three customers that represented more than 10% of our accounts receivable balance.  The failure of these customers to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows in the period incurred.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 99%, 98% and 91% of our total revenue for the six months ended June 30, 2003, and the years ended December 31, 2002 and 2001, respectively. Most of our customers are concentrated in China, Japan, Korea and Taiwan, with aggregate sales from those four countries accounting for 88% of total revenue for the six months ended June 30, 2003, and 83% of our total revenue for both of the years ended December 31, 2002 and 2001, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. Additionally, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including but not limited to:

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

Our software development tools may be incompatible with industry standards and may be challenging to implement, which could slow product development or cause us to lose customers and design wins.

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

Most of our current manufacturers and customers are located in Asian countries, including China, Japan, Korea and Taiwan. Customers located in these countries were responsible for approximately 88% of our revenue for the three months ended June 30, 2003.  The Pacific Rim region is susceptible to the risk of earthquakes due to the proximity of major earthquake fault lines in the area. In September 1999, a current manufacturer’s facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers’ and customers are located likely would result in the disruption of our foundry partners’ assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

Others may bring infringement actions against us that could be time-consuming and expensive to defend.

We may become subject to claims involving patents or other intellectual property rights. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time-consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims could also force us to do one or more of the following:

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold 5 patents and have 36 patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies. In addition to filing patents in the United States, we have applied for 12 patents in Canada.  We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. Competitors in both the United States and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. To date, we have acquired Panstera, Inc. in January 2001, nDSP in January 2002 and Jaldi Semiconductor in September 2002. The acquisitions of Panstera, nDSP and Jaldi contain a very high level of risk primarily because the investments were made based on in-process technological development that may not be completed, or if completed, may not be commercially viable. If this were the case, our financial results would likely be very negatively affected.

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

As of June 30, 2003, goodwill amounted to $82,548, or 35%, of the Company’s total assets. Effective January 1, 2002, with the adoption of new accounting standards, the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Through internal growth as well as acquisition, our headcount grew from 176 employees at the end of 2001 to 262 employees on June 30, 2003.  Our past growth and our expected future growth place a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

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

We compete with a range of specialized and diversified electronic and semiconductor companies that offer display processors. In particular, we compete against Genesis Microchip Inc., I-Chips Co., Ltd., Macronix International Co., Ltd., Mediatek Corp., Media Reality Technologies, Inc., Micronas Semiconductor Holding AG, Mstar Semiconductor, Inc., Oplus Technologies Ltd., , Realtek Semiconductor Corp., Silicon Image, Inc., Silcon Optix Inc., SmartASIC Technology, Inc., STMicroelectronics N.V., Torpo Technology Inc., Trident Microsystems, Inc., Trumpion Microelectrics Inc., and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including ATI, LG Electronics, Inc., Matsushita Electric Industrial Co., Mitsubishi Corporation, National Semiconductor Corp., NEC Corporation, nVidia, Koninlijke Philips Electronics N.V., Samsung Electronics, Sanyo Electric Co., Ltd., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., and Toshiba Corporation. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react faster and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially owned 10,207 shares or approximately 23% of our outstanding common stock as of June 30, 2003. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Fourth Amendment to Lease dated June 23, 2003 between Union Bank of California and Pixelworks, Inc.
10.2	Agreement and Plan of Merger dated March 17, 2003, by and among Pixelworks Inc., Display Acquisition Corporation and Genesis Microchip Inc.*
10.3	Form of Pixelworks Voting Agreement, dated March 17, 2003, by and among Genesis Microchip Inc. and each of the directors of Pixelworks, Inc. **
10.4	Form of Genesis Microchip Voting Agreement dated March 17, 2003, by and among Pixelworks, Inc. and each of the directors of Genesis Microchip Inc. **
10.5	Form of Pixelworks Change of Control Severance Agreement (as entered into between Pixelworks and each of Allen Alley, Marc Fleischmann, Robert Greenberg, Michael West and Bradley Zenger) **
10.6	Change of Control Severance Agreement between Pixelworks and Jeff Bouchard dated as of March 14, 2003**
10.7	Change of Control Severance Agreement between Pixelworks and Hans Olsen dated as of March 14, 2003**
10.8	Form of Relocation Agreement between Pixelworks Inc. and Hans Olsen*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2003.
**	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 18, 2003.

(b)	Reports on Form 8-K

On April 25, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on January 21, 2003 the Company had issued a press release announcing the results for the three-months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: August 14, 2003	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)