Form 10-Q/A
period 2003-06-30
PIXELWORKS INC
filed 2003-08-19
CIK 1040161

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

PIXELWORKS, INC.

EXPLANATORY NOTE

THIS AMENDMENT ON FORM 10-Q/A IS BEING FILED TO INCLUDE THE INFORMATION REQUIRED BY ITEM 4 OF PART II OF FORM 10-Q.  FOR THE CONVEINANCE OF THE READER, WE HAVE INCLUDED OUR ENTIRE QUARTERLY REPORT ON FORM 10-Q.

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

This report on Form 10-Q/A for the quarter ended June 30, 2003, should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on May 30, 2003.  Portions of the accompanying financial statements are derived from the audited year-end financial statements of the Company for the year ended December 31, 2002.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All references to dollar amounts and shares are in thousands)

This Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “projects,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you those expectations will prove to be correct.  You should not place undue reliance on the forward-looking statements contained in this Form 10-Q/A.  Important factors that could cause the Company’s actual results to differ materially from those expectations are disclosed in this Form 10-Q/A, including those provided under the heading “Additional Factors That May Affect Future Results” below and in the reports and other documents filed by Pixelworks with the Securities and Exchange Commission including our Annual Report on Form 10-K/A for the year ending December 31, 2002.  If any of these risks or uncertainties materializes or any of these assumptions prove incorrect, the results of Pixelworks could differ materially from the expectations expressed or implied in these documents. The forward-looking statements contained in this Form 10-Q/A speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

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

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Shareholders

The Company's 2003 Annual Meeting of Shareholders was held on May 23, 2003 to consider and vote upon a proposal to elect directors and a proposal to amend Pixelworks Inc. 1997 Stock Incentive Plan to increase the aggregate number of shares of Pixelworks common stock that may be issued there under 1,500,000 shares to a total of 16,840,116 shares.

The following nominees were elected as Directors by the votes and for the terms indicated below:

Nominee	For	Withheld	Term Ending
Allen H. Alley	28,970,236	10,038,216	2004
Oliver D. Curne	29,173,650	9,834,802	2004
Frank Gill	29,169,165	9,839,287	2004
Mark A. Stevens	38,152,327	856,125	2004
C. Scott Gibson	29,159,065	9,849,387	2004

The proposal to amend the Pixelworks Inc. 1997 Stock Incentive Plan was approved and received the following votes:

Votes
For	36,139,323
Against	2,801,293
Abstain	67,836
Broker non-votes	0

ITEM 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Fourth Amendment to Lease dated June 23, 2003 between Union Bank of California and Pixelworks, Inc.***
10.2	Agreement and Plan of Merger dated March 17, 2003, by and among Pixelworks Inc., Display Acquisition Corporation and Genesis Microchip Inc.*
10.3	Form of Pixelworks Voting Agreement, dated March 17, 2003, by and among Genesis Microchip Inc. and each of the directors of Pixelworks, Inc. **
10.4	Form of Genesis Microchip Voting Agreement dated March 17, 2003, by and among Pixelworks, Inc. and each of the directors of Genesis Microchip Inc. **
10.5	Form of Pixelworks Change of Control Severance Agreement (as entered into between Pixelworks and each of Allen Alley, Marc Fleischmann, Robert Greenberg, Michael West and Bradley Zenger) **
10.6	Change of Control Severance Agreement between Pixelworks and Jeff Bouchard dated as of March 14, 2003**
10.7	Change of Control Severance Agreement between Pixelworks and Hans Olsen dated as of March 14, 2003**
10.8	Form of Relocation Agreement between Pixelworks Inc. and Hans Olsen*
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 20, 2003.
**	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 18, 2003.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003.

(b)	Reports on Form 8-K

On April 25, 2003, the Company filed a current report on Form 8-K to report under Item 9 that on April 22, 2003 the Company had issued a press release announcing the results for the three-months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: August 19, 2003	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)