Form 10-Q
period 2003-09-30
PIXELWORKS INC
filed 2003-11-12
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

Number of shares of Common Stock outstanding as of October 31, 2003:  44,881,041

PIXELWORKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$62,072	$62,152
Short-term marketable securities	15,743	24,915
Accounts receivable, net	10,600	10,421
Inventories, net	11,288	6,788
Prepaid expenses and other current assets	7,304	3,896
Total current assets	107,007	108,172

Long-term marketable securities	14,432	14,500
Property and equipment, net	7,196	9,073
Goodwill	82,548	82,548
Acquired intangible assets	3,789	5,882
Other assets, net	14,948	7,037
Total assets	$229,920	$227,212

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,382	$5,084
Accrued liabilities and current portion of long-term debt	8,262	7,312
Total current liabilities	15,644	12,396

Deferred tax liability	513	—

Shareholders’ equity:
Common stock	290,985	287,566
Shares exchangeable into common stock	8,049	10,491
Deferred stock compensation	(959)	(2,402)
Accumulated deficit	(84,312)	(80,839)
Total shareholders’ equity	213,763	214,816
Total liabilities and shareholders’ equity	$229,920	$227,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$35,516	$26,862	$100,080	$73,512
Cost of revenue (1)	20,453	13,653	55,625	36,463
Gross profit	15,063	13,209	44,455	37,049

Operating expenses:
Research and development (2)	5,704	6,463	18,048	17,190
Selling, general and administrative (3)	6,135	5,232	18,269	16,259
Merger-related expenses	5,971	—	8,948	—
Restructuring	3,927	—	3,927	—
In-process research and development	—	20,142	—	24,342
Amortization of deferred stock-based compensation and assembled workforce	268	670	1,141	1,862
Total operating expenses	22,005	32,507	50,333	59,653
Loss from operations	(6,942)	(19,298)	(5,878)	(22,604)

Interest income	248	559	937	1,850
Interest expense	(1)	(17)	(10)	(70)
Interest income, net	247	542	927	1,780
Loss before income taxes	(6,695)	(18,756)	(4,951)	(20,824)

Provision for (recovery of) income taxes	(2,554)	229	(1,478)	707

Net loss	$(4,141)	$(18,985)	$(3,473)	$(21,531)

Basic and diluted net loss per share	$(0.09)	$(0.44)	$(0.08)	$(0.50)

Basic and diluted weighted average shares outstanding	45,374	43,492	45,196	42,909

(1)	Includes amortization of:
	Acquired developed technology	$132	$132	$396	$352
	Deferred stock-based compensation	2	6	7	16
(2)	Excludes amortization of deferred stock-based compensation of:	296	465	732	1,255
(3)	Excludes amortization of deferred stock-based compensation of:	92	205	44	607

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,473)	$(21,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on asset disposals related to restructuring	3,927	—
In-process research and development expense	—	24,342
Amortization of developed technology	396	352
Amortization of deferred stock-based compensation and assembled workforce	1,148	1,878
Depreciation and amortization	4,723	4,344
Loss on disposals of property and equipment	—	87
Deferred income taxes	1,023	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(179)	(3,358)
Inventories	(4,500)	968
Prepaid expenses and other current and long-term assets	(3,384)	121
Accounts payable	2,298	(453)
Accrued liabilities	1,258	(3,235)
Net cash provided by operating activities	3,237	3,515

Cash flows from investing activities:
Purchases of property and equipment	(3,749)	(3,943)
Purchases of other assets and investments	(10,253)	(1,121)
Acquisition, net of cash acquired	—	102
Purchases of marketable securities	(31,509)	(33,955)
Maturities of marketable securities	40,749	49,398
Net cash (used in) provided by investing activities	(4,762)	10,481

Cash flows from financing activities:
Payments on long-term debt	(191)	(601)
Proceeds from issuances of common stock	1,636	1,379
Net cash provided by financing activities	1,445	778

Net (decrease) increase in cash and cash equivalents	(80)	14,774
Cash and cash equivalents, beginning of period	62,152	53,288
Cash and cash equivalents, end of period	$62,072	$68,062

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10	$70
Income taxes	868	51
Issuance of stock and stock options for acquisition of business	—	37,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

Note 1:                   Summary of Significant Accounting Policies

Basis of Presentation

The financial information included herein for the three and nine months ended September 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of Pixelworks, Inc. (the “Company”) for these interim periods.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2003.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such regulations, although the Company believes that the disclosures provided are adequate to prevent the information presented from being misleading.

This report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on May 30, 2003.  Portions of the accompanying financial statements are derived from the audited December 31, 2002 financial statements.

Stock Compensation

Pixelworks has a 1997 Incentive Stock Option Plan and a 2001 Non-qualified Stock Option Plan under which employees, officers, and non-employee directors may be granted stock options to purchase shares of the Company’s common stock.  The Company also has an Employee Stock Purchase Plan under which eligible employees may purchase shares of Pixelworks’ common stock at 85% of fair market value at specific, predetermined dates.

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, the Company continues to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, (“Opinion No. 25”) Accounting for Stock Issued to Employees.  As such, stock-based compensation cost is measured as the excess, if any, of the quoted market price of Pixelworks’ stock at the grant, or other measurement date, over the amount that an option holder must pay to acquire the stock.  Entities electing to continue to apply Opinion No. 25 must make prominent pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS No. 123 had been applied.

Had the Company accounted for its stock-based compensation plans in accordance with SFAS No. 123, its net loss would approximate the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss as reported	$(4,141)	$(18,985)	$(3,473)	$(21,531)
Add: Stock-based compensation included in reported net loss, net of related tax effects	242	419	485	1,164
Deduct: Stock-based compensation determined under fair value based method, net of related tax effects	(2,381)	(2,066)	(6,840)	(6,238)
Pro forma net loss	$(6,280)	$(20,632)	$(9,828)	$(26,605)

Reported net loss per share	$(0.09)	$(0.44)	$(0.08)	$(0.50)
Pro forma net loss per share	$(0.14)	$(0.47)	$(0.22)	$(0.62)

The fair value based compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock Option Plans:

Risk free interest rate	2.85%	2.65%	2.84%	2.76%
Expected dividend yield	—	—	—	—
Expected life (in years)	5.50	4.94	5.50	5.42
Volatility	106%	117%	110%	115%

Employee Stock Purchase Plan:

Risk free interest rate	1.77%	1.87%	1.74%	2.29%
Expected dividend yield	—	—	—	—
Expected life (in years)	1.43	1.16	1.22	1.19
Volatility	100%	100%	98%	101%

The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts.  Additional awards are anticipated in future years.

Pixelworks accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.  There have been no equity instruments issued to non-employees during the periods presented.

Warranty Returns and Provisions

Pixelworks warrants that its products will be free from defects in material and workmanship for twelve months from delivery.  In response, the Company accrues a liability for the estimated future repair and replacement costs to be incurred under the provisions of this warranty.  Following is a roll-forward of the reserve for warranty returns for the nine months ended September 30, 2003:

Balance at December 31, 2002	$769
Provisions	15
Charge offs	(139)
Balance at September 30, 2003	$645

Note 2:                   Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding plus incremental shares that would be issued upon the assumed exercise of dilutive stock options outstanding using the “treasury stock” method, and weighted average outstanding shares of restricted stock subject to vesting.

The following incremental shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Incremental shares related to stock options	1,197	1,151	1,143	1,436
Shares of restricted stock subject to vesting	88	71	115	49

Incremental shares related to stock options above is based on weighted average stock options outstanding with exercise prices less than the average market value of Pixelworks’ common stock during the periods presented.

The following weighted average stock options have also been excluded from the computation of diluted net loss per share for the periods presented because the options’ exercise prices were greater than the average market value of Pixelworks’ common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Weighted average options outstanding with exercise prices in excess of average market value	3,605	3,748	4,171	2,886

The computation of basic weighted average shares outstanding includes exchangeable shares.

These exchangeable shares, which were issued on September 6, 2002 to former shareholders of Jaldi Semiconductor Corporation in an acquisition, have characteristics essentially equivalent to our common stock.

Note 3:                   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), and consist of the following:

	September 30, 2003	December 31, 2002

Finished goods	$8,116	$5,249
Work in process	3,172	1,539
	$11,288	$6,788

Note 4:                   Restructuring

In September 2003, Pixelworks initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included the discontinuation of research and development efforts related to two products.  As a result of these actions, the Company determined that certain tangible and intangible assets related to the discontinued development efforts were permanently impaired because there were no alternate uses for the assets.  Impaired assets included tooling, licensed technology and prepaid royalties.  The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as a restructuring charge in the three months ended September 30, 2003.  At September 30, 2003, there were no remaining assets related to these discontinued products.

The Company will incur additional expenses related to this restructuring in the fourth quarter of 2003.  (See Note 8.)

Note 5:                   Segments

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

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Japan	$18,004	$13,786	$44,188	$35,116
Taiwan	7,280	2,849	23,241	11,276
Korea	2,515	2,620	11,184	8,690
China	3,949	2,790	9,954	5,877
United States	618	990	1,472	1,648
Other countries	3,150	3,827	10,041	10,905
	$35,516	$26,862	$100,080	$73,512

Concentration of Revenue

The following distributors accounted for 10% or more of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Distributor A	43%	48%	39%	45%
Distributor B	14%	8%	15%	10%

The following end customers accounted for 10% or more of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

End Customer A	13%	8%	9%	7%
End Customer B	9%	12%	8%	10%

End customers include customers who purchase directly from the Company, as well as customers who purchase the Company’s products indirectly through distributors and contract manufacturers.

Concentration of Accounts Receivable

The following accounts represented 10% or more of total accounts receivable:

	September 30, 2003	December 31, 2002

Account A	33%	48%
Account B	18%	16%
Account C	13%	4%

Loss of or non-performance by these significant customers could adversely affect Pixelworks’ financial position or results of operations.

Note 6:                   Genesis Microchip Transaction

On March 17, 2003, the Company announced the execution of a definitive merger agreement with Genesis Microchip.  On August 5, 2003, the Company entered into an agreement terminating the merger agreement.  In the termination agreement, Pixelworks agreed to pay a termination fee of $5,500 to Genesis Microchip.  The fee was payable upon execution of the termination agreement, and was recognized as an expense in the third quarter of 2003.  Total expenses related to the proposed merger during the three and nine months ended September 30, 2003 were $5,971 and $8,948, respectively.

Note 7:                   Acquisitions

Jaldi Semiconductor Corporation

On January 30, 2001, Pixelworks made an investment of $7,500 in Jaldi Semiconductor Corporation (“Jaldi”), a development stage semiconductor company.  On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi in exchange for an undertaking to issue 1,731 shares of Pixelworks’ common stock upon the exchange of Jaldi shares plus the assumption of all outstanding Jaldi stock options.  The acquisition was accounted for as an asset purchase and the results of Jaldi’s operations are included in Pixelworks’ financial statements beginning on September 6, 2002.

The total purchase price was $24,988 and was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of fair values.  Assets acquired included in-process research and development (“IPR&D”) valued at $20,142 and an assembled workforce valued at $2,909.  The IPR&D was expensed on the date of the acquisition in accordance with FASB Interpretation No. 4 (“FIN 4”), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.  Jaldi had two products under development at the acquisition date contributing 70% and 30% of the total IPR&D value.  The development projects ranged from 70% to 90% complete.  Since the date of the acquisition, both of the products in development have been completed.

nDSP, Inc.

On January 14, 2002, Pixelworks acquired all of the outstanding shares of nDSP, Inc. (“nDSP”), a fabless semiconductor company, in exchange for 1,186 shares of Pixelworks’ common stock.  The acquisition was accounted for by the purchase method of accounting and the results of nDSP’s operations are included in Pixelworks’ financial statements beginning on January 14, 2002.

The total purchase price was $20,971 and was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of fair values.  Assets acquired include IPR&D valued at $4,200 and acquired developed technology valued at $3,700.  The IPR&D was expensed on the date of the acquisition in accordance with FIN 4.  nDSP had three products under development at the acquisition date, each contributing from 7% to 64% of the total IPR&D value.  The development projects ranged from 20% to 80% complete.  Since the date of the acquisition, two of the products in development have been completed.  Development of the third product was discontinued, however the video and de-interlacing technology from this product was integrated into another Pixelworks product.

The excess purchase price over the identifiable tangible and intangible assets was $14,371 and was allocated to goodwill.

Note 8:                   Subsequent Event

In September 2003, Pixelworks initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included a reduction in force, which was communicated to employees on their termination date in October 2003.  The employees are being granted one-time termination benefits.  The total amount of these benefits is anticipated to be approximately $900, and will be expensed in the fourth quarter of 2003.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All references to dollar amounts and shares are in thousands)

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933.  Words such as “projects,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “should,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We believe that the expectations reflected in the forward-looking statements are reasonable but we cannot assure you those expectations will prove to be correct.  You should not place undue reliance on the forward-looking statements contained in this Form 10-Q.  Important factors that could cause the Company’s actual results to differ materially from those expectations are disclosed in this Form 10-Q, including those provided under the heading “Additional Factors That May Affect Future Results” below and in the reports and other documents filed by Pixelworks with the Securities and Exchange Commission including our Annual Report on Form 10-K/A for the year ended December 31, 2002.  If any of these risks or uncertainties materializes or if any of these assumptions prove incorrect, actual results could differ materially from the expectations expressed or implied in these documents.  The forward-looking statements contained in this Form 10-Q speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this filing.

Overview

We design, develop and market system-on-a-chip integrated circuits (“ICs”) and software for the advanced display industry.  Our system-on-a-chip and software technology translates and optimizes video and computer graphics for display on a wide variety of electronic devices used in business and consumer markets, including multimedia projectors, flat-panel monitors and advanced televisions.  Our product line is used by the world’s leading manufacturers of consumer electronics and computer display products to enhance image quality and ease of use.  In addition to our Tualatin, Oregon corporate headquarters, we have facilities in California, Canada, China, Japan and Taiwan.

We recognize revenue from product sales to direct customers upon shipment.  Revenue from product sales to distributors is recognized upon shipment if the distributor has a firm sales commitment from an end customer.  We comply with the revenue recognition guidance summarized in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Reserves for sales returns and allowances are recorded at the time of shipment.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives.  Distributors have been established in China, Europe, Japan and Taiwan.  Sales to distributors represented 68% and 67% of total revenue for the nine months ended September 30, 2003 and 2002, respectively.  Manufacturers’ representatives support some of our European and Korean sales.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for 99% and 98% of total revenue for the nine months ended September 30, 2003 and 2002, respectively. Our end customers, branded manufacturers and integrators incorporate our products into systems that are sold worldwide.  All revenue to date has been denominated in U.S. dollars.

Acquisitions

On January 30, 2001, Pixelworks made an investment of $7,500 in Jaldi Semiconductor Corporation (“Jaldi”), a development stage semiconductor company.  On September 6, 2002, Pixelworks acquired the remaining equity interest in Jaldi in exchange for an undertaking to issue 1,731 shares of Pixelworks’ common stock upon the exchange of Jaldi shares plus the assumption of all outstanding Jaldi stock options.  The acquisition was accounted for as an asset purchase and the results of Jaldi’s operations are included in Pixelworks’ financial statements beginning on September 6, 2002.  The Company incurred a charge of $20,142 in the third quarter of 2002 for purchased in-process research and development, (“IPR&D”) related to the acquisition.  Jaldi had two products under development at the acquisition date contributing 70% and 30% of the total IPR&D value.  The development projects ranged from 70% to 90% complete.  Since the date of the acquisition, both of the products in development have been completed.

On January 14, 2002, Pixelworks acquired all of the outstanding shares of nDSP, Inc. (“nDSP”), a fabless semiconductor company, in exchange for 1,186 shares of Pixelworks’ common stock.  The acquisition was accounted for by the purchase method of accounting and the results of nDSP’s operations are included in Pixelworks’ financial statements beginning on January 14, 2002.  The Company incurred a charge of $4,200 in the first quarter of 2002 for IPR&D related to the acquisition.  nDSP had three main product lines under development at the acquisition date, each contributing from 7% to 64% of the total IPR&D value.  The products ranged from 20% to 80% complete.  Since the date of the acquisition, two of the products in development have been completed.  Development of the third product was discontinued, however the video and de-interlacing technology from this product was integrated into another Pixelworks product.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue.  Pixelworks’ revenue for the three months ended September 30, 2003 was $35,516, an increase of $8,654, or 32%, over revenue of $26,862 for the three months ended September 30, 2002.  This increase resulted from an 81% increase in units shipped offset in part by a 26% decline in average selling prices.

Revenue from shipments to multimedia projector manufacturers, which represented 52% of total revenue for the three months ended September 30, 2003, increased $3,107, or 20%.  This increase resulted from a 50% increase in unit shipments offset by a 20% decline in average selling prices.  The increase in unit shipments was related to growth in the overall multimedia projector market, which was partially driven by the introduction of “sub-$1,000” projectors.

Revenue from shipments to advanced television manufacturers, which represented 33% of total revenue for the three months ended September 30, 2003, increased $6,195, or 113%.  This increase resulted from a 143% increase in unit shipments offset by a decline of approximately 12% in average selling prices.  The advanced television market includes LCD televisions, CRT televisions, plasma displays and digital rear projection televisions.  The growth in advanced television products is attributable to an increase in shipments to LCD television and plasma display manufacturers.

Revenue from shipments to LCD monitor manufacturers, which represented 13% of total revenue for the three months ended September 30, 2003, increased $30, or 1%.  This slight increase resulted from a 61% increase in unit shipments offset by a 38% decline in average selling prices.  While our monitor business grew during the first and second quarters of 2003, the growth decreased significantly in the third quarter primarily due to lower demand for UXGA-resolution monitors.

Revenue from sources other than multimedia projectors, advanced televisions, and LCD monitors, net of changes in our reserve for sales returns, decreased $678, or 48%.  We do not expect revenue from other sources to be significant in the near future.

Gross profit.  Gross profit margin was 42% for the three months ended September 30, 2003 compared to 49% for the three months ended September 30, 2002, inclusive of amortization of acquired developed technology and deferred stock-based compensation.  The reduction in gross profit margin was due to an intensely competitive environment that resulted in average selling prices declining at a more rapid rate than average product costs.

Research and development.  Research and development expense, inclusive of amortization of deferred stock-based compensation, decreased $928 to $6,000, or 17% of total revenue, for the three months ended September 30, 2003, from $6,928, or 26% of revenue, for the three months ended September 30, 2002.  This decrease resulted from a decrease of $1,093 in development related expenses including non-recurring engineering and outside services, and a decrease of $169 in stock-based compensation expense.  The decrease in development expense is attributable to variations in the stage of development of projects in progress during these two periods.  The decrease in stock-based compensation expense is attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods, and to reversals of deferred stock-based compensation that resulted from employee terminations.  These decreases were partially offset by an increase of $466 in compensation expense, primarily related to an increase in personnel from our September 2002 Jaldi acquisition.

Selling, general and administrative.  Selling, general and administrative expense, inclusive of amortization of deferred stock-based compensation, increased $790 to $6,227, or 18% of total revenue, for the three months ended September 30, 2003 from $5,437, or 20% of total revenue, for the three months ended September 30, 2002.  This resulted primarily from a $643 increase in compensation expense due to an increase in personnel, a $139 increase in insurance expense, and a $108 increase in rent expense related to additional building space that we leased to support a greater number of employees.  Partially offsetting these increases was a decrease of $51 in travel expenses.

Merger-related expenses.  Expenses totaling $5,971 were incurred during the three months ended September 30, 2003 related to the proposed merger with Genesis Microchip.  The proposed merger was terminated August 5, 2003, and in the termination agreement, Pixelworks agreed to pay a $5,500 termination fee to Genesis Microchip.  The fee was payable immediately and was expensed in the third quarter of 2003.  Additional merger-related expenses incurred during the quarter consisted primarily of legal fees.

Restructuring.  In September 2003, Pixelworks initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included the discontinuation of all research and development efforts related to two products.  As a result of these actions, the Company determined that certain tangible and intangible assets related to the discontinued development efforts were permanently impaired.  The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as a restructuring charge in the three months ended September 30, 2003.  There was no similar expense during the three months ended September 30, 2002.

In-process research and development.  In-process research and development expense for the three months ended September 30, 2002 represents the discounted future cash flows from research and development projects in progress, but not yet completed, at the time of our Jaldi acquisition.  There was no in-process research and development expense during the three months ended September 30, 2003.

Amortization of deferred stock-based compensation and assembled workforce.  Amortization of deferred stock-based compensation and assembled workforce was $268 for the three months ended September 30, 2003, a decrease of $402 from $670 for the three months ended September 30, 2002.  The decrease in expense was primarily attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods, and to reversals of deferred stock-based compensation that resulted from employee terminations in prior periods.

Interest income, net.  Interest income, net consists of interest income and interest expense.  Interest income, net decreased $295 to $247 for the three months ended September 30, 2003 from $542 for the three months ended September 30, 2002.  This decrease was primarily the result of lower yields in the current period due to overall interest rates declining over the past year, and to lower cash and investment balances.

Provision for income taxes.  The provision for income taxes for the three months ended September 30, 2003 decreased to a benefit of $2,554 from a provision of $229 for the three months ended September 30, 2002.  The decrease in the income tax provision is attributable to the Company’s decreased 2003 projected taxable income.  The decrease in taxable income is due to additional expenses related to the proposed merger with Genesis Microchip in the current quarter, as well as the restructuring charges, both of which are tax deductible.  The effective tax rate differs from the federal statutory rate primarily due to an increase in the Company’s valuation allowance related to net operating losses and various tax credits acquired in our Jaldi acquisition.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue. Pixelworks’ revenue for the nine months ended September 30, 2003 was $100,080, an increase of $26,568, or 36%, from revenue of $73,512 for the nine months ended September 30, 2002.  This increase resulted from a 73% increase in units shipped offset in part by a 21% decline in average selling prices.

Revenue from shipments to multimedia projector manufacturers, which represented 53% of total revenue for the nine months ended September 30, 2003, increased $11,919, or 29%.  This increase resulted from a 68% increase in unit shipments offset by a 23% decline in average selling prices.  The increase in unit shipments was related to growth in the overall multimedia projector market, which was partially driven by the introduction of “sub-$1,000” projectors.

Revenue from shipments to advanced television manufacturers, which represented 24% of total revenue for the nine months ended September 30, 2003, increased $11,991, or 98%.  This increase resulted from a 106% increase in unit shipments offset by a decline of approximately 4% in average selling prices.  The advanced television market includes LCD televisions, CRT televisions, plasma displays and digital rear projection televisions.  The growth in advanced television products is attributable to an increase in shipments to LCD television and plasma display manufacturers.

Revenue from shipments to LCD monitor manufacturers, which represented 19% of total revenue for the nine months ended September 30, 2003, increased $2,263, or 13%.  This increase resulted from a 65% increase in unit shipments offset by a 32% decline in average selling prices.  The year-over-year unit growth was primarily attributable to an increase in shipments to manufacturers of UXGA-resolution monitors and LCD smart panel manufacturers.  Smart panels represent an alternative to the traditional method for assembling an LCD monitor in which the LCD manufacturer integrates the image processing electronics onto the LCD panel before being sold to an integrator for final assembly.

Revenue from sources other than multimedia projectors, advanced televisions, and LCD monitors, net of changes in our reserve for sales returns, increased $395, or 16%.  We do not expect revenue from other sources to be significant in the near future.

Gross profit.  Gross profit margin was 44% for the nine months ended September 30, 2003 compared to 50% for the nine months ended September 30, 2002, inclusive of amortization of acquired developed technology and deferred stock-based compensation.  The reduction in gross profit margin was due to an intensely competitive environment that resulted in average selling prices declining at a more rapid rate than average product costs.

Research and development.  Research and development expense, inclusive of amortization of deferred stock-based compensation, increased $335 to $18,780, or 19% of total revenue, for the nine months ended September 30, 2003 from $18,445, or 25% of total revenue, for the nine months ended September 30, 2002.  This increase resulted from an increase of $1,017 in compensation expense primarily related to increased personnel from our September 2002 Jaldi acquisition, and an increase of $244 in depreciation and amortization expense.  These increases were partially offset by a $523 decrease in stock-based compensation expense, a $128 decrease in recruiting expenses, and a $109 decrease in development related expenses including non-recurring engineering and outside services.  The decrease in stock-based compensation expense is attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods, and to reversals of deferred stock-based compensation that resulted from employee terminations.

Selling, general and administrative.  Selling, general and administrative expense, inclusive of amortization of deferred stock-based compensation, increased $1,447 to $18,313, or 18% of total revenue, for the nine months ended September 30, 2003 from $16,866, or 23% of total revenue, for the nine months ended September 30, 2002.  This increase resulted from an increase of $1,077 in compensation expense, an increase of $447 in rent expense, and an increase of $352 in insurance expense.  The increase in compensation expense is attributable to an increase in personnel primarily in our foreign offices.  The increase in rent expense is attributable to additional building space that we leased to support the increase in employees.  These increases are partially offset by a decrease of $563 in stock-based compensation expense, attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods, and to reversals of deferred stock-based compensation that resulted from employee terminations.

Merger-related expenses.  Expenses totaling $8,948 were incurred in the nine months ended September 30, 2003 related to the proposed merger with Genesis Microchip.  The proposed merger was terminated August 5, 2003, and in the termination agreement, Pixelworks agreed to pay a $5,500 termination fee to Genesis Microchip.  The fee was payable immediately and was expensed in the third quarter of 2003.  Additional merger-related expenses consist of legal, financial printing, tax and accounting fees.

Restructuring.  In September 2003, Pixelworks initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included the discontinuation of research and development efforts related to two products.  As a result of these actions, the Company determined that certain tangible and intangible assets related to the discontinued development efforts were permanently impaired.  The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as a restructuring charge in the nine months ended September 30, 2003.  There was no similar expense during the nine months ended September 30, 2002.

In-process research and development expense.  In-process research and development expense for the nine months ended September 30, 2002 represents the discounted future cash flows from research and development projects in progress, but not yet completed, at the time of our acquisition of nDSP in January of 2002 and Jaldi in September 2002.  There was no in-process research and development expense for the nine months ended September 30, 2003.

Amortization of deferred stock-based compensation and assembled workforce.  Amortization of deferred stock-based compensation and assembled workforce was $1,141 for the nine months ended September 30, 2003, a decrease of $721 from $1,862 for the nine months ended September 30, 2002.  The decrease in expense is primarily related to our use of the accelerated method of expense recognition for stock-based compensation, under which more expense is recognized in earlier periods, and to reversals of deferred stock-based compensation that resulted from employee terminations.

Interest income, net. Interest income, net consists of interest income and interest expense.  Interest income, net decreased $853 to $927 for the nine months ended September 30, 2003 from $1,780 for the nine months ended September 30, 2002.  This decrease was primarily the result of lower yields in the current period due to overall interest rates declining over the past year, and to lower cash and investment balances.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2003 decreased to a benefit of $1,478 from a provision of $707 for the nine months ended September 30, 2002.  The decrease in the income tax provision is attributable to the Company’s decreased 2003 projected taxable income.  The decrease in taxable income is due to the expenses related to the proposed merger with Genesis Microchip, which became tax deductible upon the execution of the termination agreement in August 2003, as well as the restructuring charges, which are also tax deductible.  The effective tax rate differs from the federal statutory rate primarily due to an increase in the Company’s valuation allowance related to Jaldi’s net operating losses and various tax credits.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $62,072 and working capital of $91,363 as compared to cash and cash equivalents of $62,152 and working capital of $95,776 as of December 31, 2002.  Principal sources of cash during the nine months ended September 30, 2003 were cash generated by operating activities of $3,237, proceeds from the issuance of stock under the Company’s employee stock purchase plan and stock option plans of $1,636, and proceeds from the maturity of marketable securities net of purchases of marketable securities of $9,240.  Principal uses of cash during the nine months ended September 30, 2003 were purchases of other assets and investments of $10,253 (which includes our $10,000 investment in Semiconductor Manufacturing International Corporation, “SMIC”, a leading foundry located in Shanghai, China), property and equipment expenditures of $3,749 and debt payments of $191.

Accounts Receivable.  Accounts receivable increased from $10,421 at December 31, 2002 to $10,600 at September 30, 2003, an increase of $179 or less than 2%.  Average days sales outstanding (“DSO”) were 27 and 32 days at September 30, 2003 and December 31, 2002, respectively.  The decrease in DSO and in total accounts receivable was primarily related to the timing of shipments within the quarters, with a smaller percentage of shipments occurring in the final month of the three months ended September 30, 2003 when compared to the three months ended December 31, 2002.

Inventories.  Inventories increased $4,500 from $6,788 at December 31, 2002 to $11,288 at September 30, 2003.  This increase is attributable to increased revenues and is comprised of a $2,867, or 55% increase in finished goods inventory and a $1,633, or 106% increase in work in process inventory.  The significant increase in work in process inventory is due to an increase in the number of parts we are building in the customer-owned tooling process, in which we directly contract the manufacture of wafers and assume the responsibility for assembly and testing of our products.  Inventory turns were 8 and 11 at September 30, 2003 and December 31, 2002, respectively.  Inventory turns of 8 represents approximately 7 weeks of shipments in inventory.

Capital Resources.  As of September 30, 2003, principal commitments consisted of obligations outstanding under operating leases.  These obligations include leases for approximately 52,000 square feet in two facilities located in Tualatin, Oregon, expiring through 2006 and two facilities in California for approximately 18,000 square feet.  In September 2002, the Company added approximately 12,000 square feet in Ontario, Canada as a result of the acquisition of Jaldi. The total annual estimated costs for all leased property are $2,547, $1,793, $1,076 and $289 for the years ending December 31, 2003, 2004, 2005 and 2006, respectively.  As a result of the acquisition of nDSP, the Company assumed debt for equipment leases that as of September 30, 2003 represented approximately $21.  The entire $21 balance will be paid within the next twelve months.  Although the Company has no other material commitments, we may increase our capital expenditures in the future.

In September 2003, Pixelworks initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included a reduction in force, which was communicated to employees on their termination date in October 2003.  The employees are being granted one-time termination benefits.  The total amount of these benefits is anticipated to be approximately $900, and will be expensed in the fourth quarter of 2003.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, prepaid expenses, intangible assets, income taxes, warranty obligations, litigation and other contingencies.  We base our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances.  The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  We record estimated reductions to revenue for customer returns at the time revenue is recognized based on historical experience.  If actual customer returns increase, we may be required to recognize additional reductions to revenue.

•                  We provide for the estimated cost of product warranties at the time revenue is recognized based on historical experience.  Should actual product failure rates or product replacement costs differ from our estimates, revisions to the estimated warranty liability may be required.

•                  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                  We record a reserve against our inventory for estimated obsolete or unmarketable products by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•                  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 was effective for interim periods beginning after June 15, 2003.  The adoption of this Issue did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”) Consolidation of Variable Interest Entities.  FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties.  For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards, (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The provisions of SFAS No. 149 were effective for contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain instruments as liabilities (or assets in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

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

We incurred a net loss of $3,473 for the nine months ended September 30, 2003, and our accumulated deficit is $84,312 at September 30, 2003.  In the future we expect our research and development and selling, general and administrative expenses to increase.  Given expected increases in operating expenses, we must increase revenues and gross profit to be profitable.  We cannot be certain that we will be profitable in the future or, if we are, that we can sustain or increase profitability on a quarterly or annual basis.  This may in turn cause the price of our common stock to decline.  In addition, if we are not profitable in the future, we may be unable to continue our operations.

Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products, some of which are not in our control, and any of which may cause the price of our common stock to fluctuate.  These factors include but are not limited to:

• demand for multimedia projectors, flat panel monitors and advanced television displays;

• demand for our products and the timing of orders for our products;

• the deferral of customer orders in anticipation of our new products or product enhancements or due to a reduction in our end customers’ demand;

• the loss of one or more of our key distributors or customers, or a reduction, delay or cancellation of orders from one or more of these parties;

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

The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology.  Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured.  The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products.  Failure to achieve defect-free products due to their increasing complexity, may result in an increase in our cost and delays in the availability of our products.  For example, we have experienced field failures of our ICs in certain customer system applications that required us to institute additional IC level testing.  As a result of these field failures, we have incurred additional costs due to customers returning potentially affected products and have been required to resell products from third parties in order to meet certain customer commitments. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits.

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

Achieving a design win does not necessarily mean that a developer will order large volumes of our products.  A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in that developer’s products.  Developers can choose at any time to discontinue using our products in their designs or product development efforts.  If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer, if that developer’s products are not commercially successful.

Because of the complex nature of our semiconductor designs and the associated manufacturing process and the rapid evolution of our customers’ product design, we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenues.

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

We are and will continue to be dependent on a limited number of large distributors and end customers for a substantial portion of our revenue.  Sales to distributors represented 68% and

67% of total revenue for the nine months ended September 30, 2003 and 2002, respectively.  Sales to Tokyo Electron Device Limited, our distributor in Japan, represented 39% and 45% of total revenue for the nine months ended September 30, 2003 and 2002, respectively, and sales to our top five end-customers represented 36% and 42% of total revenue for the nine months ended September 30, 2003 and 2002, respectively.  As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

At September 30, 2003, we had three customers that each represented more than 10% of our accounts receivable balance.  The failure of these customers to pay these accounts receivable would result in a significant expense that would seriously harm our operating results and would reduce our cash flows in the period incurred.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside of the U.S. accounted for 99% and 98% of our total revenue for the nine months ended September 30, 2003 and 2002, respectively.  Most of our customers are concentrated in Japan, Taiwan, Korea and China, with aggregate sales from those four countries accounting for 88% and 83% of total revenue for the nine months ended September 30, 2003 and 2002, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenues in future periods.  In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks.  Additionally, all of our products are manufactured outside of the U.S.  We are, therefore, subject to many international risks, including but not limited to:

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

Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones.  Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers.  Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process.  In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers.  Additionally, migrating to a new, more advanced process requires significant expenditures for research and development.  A significant portion of our products use 0.25um embedded DRAM technology and the required manufacturing process for these technologies will likely be available for the next two years.  We also utilize a 0.18um standard logic process, which we expect will be readily available for the next three to five years.  We have commitments from our suppliers to notify us in the event of a discontinuation of a manufacturing process in order to assist us with product transitions.

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

Our sales are made on the basis of purchase orders rather than long-term purchase commitments, which our customers may cancel or defer at any time.  This process requires us to make multiple demand forecast assumptions, each of which may introduce errors into our estimates.  If our customers or we overestimate demand, we may purchase products which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses.  Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

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

Most of our current manufacturers and customers are located in Asian countries, including Japan, Taiwan, Korea and China.  Customers located in these countries were responsible for approximately 88% of our revenue for the nine months ended September 30, 2003.  The Pacific Rim region is susceptible to the risk of earthquakes due to the proximity of major earthquake fault lines in the area. In September 1999, a current manufacturer’s facilities were affected by a significant earthquake in Taiwan.  As a consequence of this earthquake, this manufacturer suffered power outages and disruption that impaired its production capacity.  Earthquakes, fire, flooding and other natural disasters in the Pacific Rim region, or political unrest, public health risks such as outbreaks of Severe Acute Respiratory Syndrome, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our foundry partners’ assembly capacity.  Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor.  There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold 6 patents and have 36 patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies.  In addition to filing patents in the United States, we have applied for 12 patents in Canada.  We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient.  Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology.  In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented.  We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.  Competitors in both the United States and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents.  Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies.  To date, we have acquired Panstera, Inc. in January 2001, nDSP, Inc. in January 2002 and Jaldi Semiconductor Corporation in September 2002.  In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.

However, the merger was terminated in August 2003, and we incurred $8,948 of expenses related to the transaction.  Additionally, in the third quarter of 2003, we made an equity investment in SMIC.

The acquisitions of Panstera, nDSP and Jaldi contained a very high level of risk primarily because the investments were made based on in-process technological development that may not have been completed, or if completed, may not have become commercially viable.

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

At September 30, 2003, goodwill amounted to $82,548, or 36%, of the Company’s total assets.  Effective January 1, 2002, with the adoption of new accounting standards, the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment.  The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes.  We continue to increase the scope of our operations domestically and internationally and we plan significant expansion in China.  In response, we have increased our workforce substantially.  Through internal growth as well as acquisition, our workforce grew from 176 employees at the end of 2001 to 263 employees on September 30, 2003.  Our past growth and our expected future growth place a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures.  To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base, and attract and retain qualified personnel with relevant experience.  We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties.  Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs.  Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities.  While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our business would be seriously harmed.

RISKS RELATED TO OUR INDUSTRY

Failure of consumer demand for flat panel displays and other display technologies to increase could impede our growth.

Our product development strategies anticipate that consumer demand for flat panel displays and other emerging display products will increase in the future.  The success of our products is dependent on increased demand for these products, which are at early stages of development.  The potential size of the flat panel display market and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control.  In order for the market for many of our products to grow, advanced flat panel displays must be widely available and affordable to consumers.  In the past, the supply of advanced flat panel displays has been cyclical.  We expect this pattern to continue.  Under-capacity in the advanced flat panel display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of advanced flat panel displays.  In addition, advanced flat panel display prices may remain high because of limited supply, and consumer demand may not grow if the supply of advanced flat panel displays does not increase.

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

We compete with a range of specialized and diversified electronic and semiconductor companies that offer display processors.  In particular, we compete against Genesis Microchip Inc., I-Chips Co., Ltd., Macronix International Co., Ltd., Mediatek Corp., Media Reality Technologies, Inc., Micronas Semiconductor Holding AG, Mstar Semiconductor, Inc., Oplus Technologies Ltd., Realtek Semiconductor Corp., Silicon Image, Inc., Silcon Optix Inc., SmartASIC Technology, Inc., STMicroelectronics N.V., Topro Technology Inc., Trident Microsystems, Inc., Trumpion Microelectrics Inc., Zoran Corporation, and other companies.  Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including ATI, LG Electronics, Inc., Matsushita Electric Industrial Co., Mitsubishi Corporation, National Semiconductor Corp., NEC Corporation, nVidia, Koninlijke Philips Electronics N.V., Samsung Electronics, Sanyo Electric Co., Ltd., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., and Toshiba Corporation.  Many of our competitors have longer operating histories and greater resources to support development and marketing efforts.  Some of our competitors may operate their own fabrication facilities.  These competitors may be able to react faster and devote more resources to efforts that compete directly with our own.  In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors.  In addition, start-up companies may seek to compete in our markets.  Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us.  Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.  We cannot assure you that we can compete successfully against current or potential competitors.

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

The anti-takeover provisions of Oregon law and our articles of incorporation may make a change in control of our business more difficult, even if a change in control would be beneficial to the shareholders.  These provisions may allow the board of directors to prevent changes in the management and control of our business.  Under Oregon law, our board of directors may adopt additional anti-takeover measures in the future.  One anti-takeover provision in our charter is the ability of our board of directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock.  While at this time there is only one share of preferred stock outstanding, the board of directors in its sole discretion and without the approval of the shareholders, may set the rights and preferences of any series of preferred stock, including rights and preferences of preferred stock that are senior to those of common stock.  Accordingly, the rights of the holders of common stock may be adversely affected.

Our principal shareholders have significant voting power and may take actions that may make it more difficult to sell our shares at a premium to take over candidates.

As of September 30, 2003, our executive officers, directors and other principal shareholders, in the aggregate, beneficially owned 8,356 shares or approximately 18% of our outstanding common stock.  These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions.  This influence over our affairs might be adverse to the interest of our other shareholders.  In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

Terrorist acts or acts of war, wherever located around the world, may cause damage or disruption to the company, its employees, facilities, partners, suppliers, distributors, and customers, which could significantly impact the company’s revenues, expenses and financial condition.  The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm the company’s business and results of operations.  The long-term effects on the company of the September 11, 2001 attacks are unknown.  The potential for future attacks, hostilities in the Middle East, including Iraq, and other acts of war or hostility, have created economic and political uncertainties, which could adversely affect our business or results of operations in ways that cannot be predicted.  In addition, as a company with headquarters and significant operations located in the United States, we could be adversely impacted by any actions against the United States.  We are uninsured for loses and interruptions caused by terrorist acts and acts of war.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15(e) and 15d-15(e).  As a result of this evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures were:

(1)          Designed to ensure that material information relating to Pixelworks, including information relating to Pixelworks’ consolidated subsidiaries, is made known to them by others within the entity, particularly during the period in which this report is being prepared; and

(2)          Effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)         Changes in Internal Controls.  There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of the evaluation, and no significant deficiencies or material weaknesses were identified which required corrective action.

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Termination and Release Agreement by and among Pixelworks, Inc., Genesis Microchip Inc., and Display Acquisition Corporation. *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

*	Incorporated by reference to the Company’s Form 8-K filed on August 6, 2003.

(b)	Reports on Form 8-K

Reports Furnished

On July 17, 2003, the Company furnished a report on Form 8-K to report under Item 9 that on July 16, 2003 the Company issued a press release announcing its financial results for the quarter ended June 30, 2003.

On July 22, 2003, the Company furnished a report on Form 8-K to report under Item 9 that on July 16, 2003 the Company conducted a conference call to review the financial results for the quarter ended June 30, 2003.

On August 14, 2003, the Company furnished a report on Form 8-K to report under Item 12 that on August 14, 2003 the Company issued a press release announcing the revision of its financial results for the quarter ended June 30, 2003 to reflect a change in the tax provision which resulted from the termination of the merger agreement with Genesis Microchip.

Reports Filed

On August 6, 2003, the Company filed a report on Form 8-K to report under Item 5 that on August 5, 2003 the Company entered into a Termination and Release Agreement with Genesis Microchip, Inc. and Display Acquisition Corporation, a direct, wholly owned subsidiary of Pixelworks, pursuant to which the parties mutually agreed to terminate the Agreement and Plan of Merger dated as of March 17, 2003.  On August 5, 2003, Pixelworks and Genesis Microchip, Inc. issued a joint press release announcing the termination of the merger agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Date: November 12, 2003	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)