Form 10-Q
period 2004-03-31
PIXELWORKS INC
filed 2004-05-07
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Number of shares of Common Stock outstanding as of April 30, 2004: 45,961,249

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$90,244	$75,165
Short-term marketable securities	10,992	5,656
Accounts receivable, net	17,082	8,468
Inventories, net	9,779	10,478
Prepaid expenses and other current assets	3,541	4,826
Total current assets	131,638	104,593

Long-term marketable securities	23,591	19,875
Property and equipment, net	6,255	6,561
Other assets, net	6,676	16,205
Acquired intangible assets, net	3,281	3,535
Goodwill	82,548	82,548
Total assets	$253,989	$233,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,224	$4,330
Accrued liabilities	11,722	8,682
Total current liabilities	20,946	13,012

Shareholders’ equity:
Preferred stock	—	—
Common stock	298,507	294,235
Shares exchangeable into common stock	6,365	7,888
Deferred stock-based compensation	(328)	(449)
Accumulated other comprehensive income	3,315	—
Accumulated deficit	(74,816)	(81,369)
Total shareholders’ equity	233,043	220,305
Total liabilities and shareholders’ equity	$253,989	$233,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$45,270	$32,005
Cost of revenue (1)	21,575	17,292
Gross profit	23,695	14,713

Operating expenses:
Research and development (2)	7,254	6,747
Selling, general and administrative (3)	6,232	5,388
Merger related expenses	—	1,580
Stock-based compensation and amortization of assembled workforce	285	404
Total operating expenses	13,771	14,119
Income from operations	9,924	594

Interest income	236	385
Interest expense	(1)	(6)
Interest income, net	235	379
Income before income taxes	10,159	973

Provision for income taxes	3,606	725

Net income	$6,553	$248

Net income per share:
Basic	$0.14	$0.01
Diluted	$0.14	$0.01

Weighted average shares outstanding:
Basic	46,320	45,030
Diluted	48,141	46,347

(1) Includes amortization of:
Acquired developed technology	$132	$132
Deferred stock-based compensation	—	2
(2) Excludes stock-based compensation of:	80	155
(3) Excludes stock-based compensation of:	84	7

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$6,553	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,428	1,615
Stock-based compensation and amortization of assembled workforce	285	406
Loss on asset disposals	163	—
Amortization of acquired developed technology	132	132
Amortization of deferred tax charge	14	—
Deferred rent	3	—
Changes in operating assets and liabilities
Accounts receivable, net	(8,614)	1,531
Inventories, net	699	(3,607)
Prepaid expenses and other current and long-term assets	1,276	485
Accounts payable	4,894	1,659
Accrued liabilities	2,977	1,333
Net cash provided by operating activities	9,810	3,802

Cash flows from investing activities:
Purchases of property and equipment	(975)	(1,365)
Purchases of other assets	(786)	—
Purchases of marketable securities	(2,737)	(7,470)
Proceeds from maturities of marketable securities	7,000	31,800
Net cash provided by investing activities	2,502	22,965

Cash flows from financing activities:
Proceeds from issuances of common stock	2,706	635
Lease incentives	62	—
Payments on long-term debt	(1)	(83)
Net cash provided by financing activities	2,767	552

Net increase in cash and cash equivalents	15,079	27,319
Cash and cash equivalents, beginning of period	75,165	62,152
Cash and cash equivalents, end of period	$90,244	$89,471

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1	$6
Income taxes	1	—

Supplemental disclosure of non-cash investing and financing activities:
Transfer of cost-based investment to available-for-sale marketable security	$10,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

NOTE 1:                        BASIS OF PRESENTATION

These condensed consolidated financial statements have been prepared by Pixelworks, Inc. (“Pixelworks” or “the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to prevent the information presented from being misleading.

The financial information included herein for the three months ended March 31, 2004 and 2003 is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods.  The financial information as of December 31, 2003 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2004.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

NOTE 2:                        STOCK PLANS

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

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, we continue to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”).  Entities electing to continue to apply Opinion 25 must make prominent pro-forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied.  Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income would approximate the pro-forma amounts below:

	Three Months Ended March 31,
	2004	2003

Net income as reported	$6,553	$248
Add: Stock-based compensation included in reported net loss, net of related tax effects	100	100
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(2,095)	(2,143)
Pro-forma net income (loss)	$4,558	$(1,795)

Reported diluted net income per share	$0.14	$0.01
Pro-forma diluted net income (loss) per share	$0.09	$(0.04)

The fair value of stock-based compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003

Stock Option Plans:

Risk free interest rate	3.51%	2.92%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	5.5
Volatility	103%	113%

Employee Stock Purchase Plan:

Risk free interest rate	1.90%	1.84%
Expected dividend yield	0%	0%
Expected life (in years)	1.6	1.2
Volatility	104%	101%

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future periods.

NOTE 3:                        BALANCE SHEET COMPONENTS

Marketable Securities

We categorize our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  As of March 31, 2004 and December 31, 2003, all balances included in short-term marketable securities are classified as held-to-maturity.  As of December 31, 2003, all balances included in long-term marketable securities are classified as held-to-maturity, however as of March 31, 2004, long-term marketable securities consist of held-to-maturity securities and an available-for-sale security as follows:

Held-to-maturity securities	$10,276
Available for sale security	13,315
$23,591

Held-to-maturity marketable securities are stated at amortized cost in the condensed consolidated balance sheets.  We have the positive intent and ability to hold these securities until maturity. Unrealized gains and losses on held-to-maturity marketable securities were not material at March 31, 2004 and December 31, 2003.

The available-for-sale security is stated at fair value in the condensed consolidated balance sheet.  The available-for-sale security balance represents the fair value of our investment in Semiconductor Manufacturing International Corporation (“SMIC”) at March 31, 2004.  We made a $10,000 investment in SMIC during the third quarter of 2003 and recorded it at cost in other long-term assets at December 31, 2003.  In March of 2004, SMIC completed its initial public offering and as a result, we now account for the investment as an available-for-sale security in accordance with SFAS 115.  At March 31, 2004, the $3,315 unrealized holding gain on our SMIC investment is recorded in other comprehensive income, a component of shareholders’ equity.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and do not bear interest.  We do not have any off balance sheet exposure risk related to customers.  Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses resulting from the inability of our customers to make required payments.  Accounts receivable, net consist of the following:

	March 31, 2004	December 31, 2003

Accounts receivable, gross	$17,294	$8,680
Allowance for doubtful accounts	(212)	(212)
Accounts receivable, net	$17,082	$8,468

Inventories

Inventories consists of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items.  Inventories, net consist of the following:

	March 31, 2004	December 31, 2003

Finished goods	$6,513	$7,134
Work-in-process	3,266	3,344
	$9,779	$10,478

The reserve for slow moving and obsolete items was $1,314 and $1,942 at March 31, 2004 and December 31, 2003, respectively.

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.  It is not possible currently to predict if or when this will happen, or how much we may sell.  We do not expect that if such sales occur, they will have a material impact on gross profit margin.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2004	December 31, 2003

Payroll and related liabilities	$2,377	$3,502
Accrued manufacturing liabilities	1,885	1,179
Accrued royalties and sales commissions	843	656
Reserve for sales returns and allowances	257	202
Reserve for warranty returns	533	569
Income taxes payable	2,993	—
Other	2,834	2,574
	$11,722	$8,682

The following is a summary of the change in our reserve for sales returns and allowances for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003

Beginning balance	$202	$588
Provision	57	42
Charge offs	(2)	(61)
Ending balance	$257	$569

The following is a summary of the change in our reserve for warranty returns for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003

Beginning balance	$569	$769
Provision	(21)	82
Charge offs	(15)	(63)
Ending balance	$533	$788

Accumulated Other Comprehensive Income

As of March 31, 2004, we had an unrealized gain, net of tax, on our available-for-sale investment in SMIC of $3,315.  This unrealized gain was recorded during the period in accumulated other comprehensive income.  Total comprehensive income for the three months ended March 31, 2004 is as follows:

Net income	$6,553
Unrealized gain on available-for-sale marketable securities, net of tax	3,315
Comprehensive income	$9,868

NOTE 4:                        EARNINGS PER SHARE

The shares used in the computation of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2004	2003

Weighted average common shares outstanding, basic	46,320	45,030
Dilutive effect of employee stock options and vesting of restricted stock	1,821	1,317
Weighted average common shares outstanding, diluted	48,141	46,347

The computation of basic weighted average common shares outstanding includes exchangeable shares.  These exchangeable shares, which were issued on September 6, 2002 by Jaldi, our

Canadian subsidiary, to its shareholders in connection with our Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks common stock.

For the three months ended March 31, 2004 and 2003, respectively, approximately 1,271 and 4,109 weighted average shares related to stock options were excluded from the calculation of diluted weighted average shares outstanding because the exercise prices of these options were equal to or greater than the average market price of Pixelworks common stock during these periods, and as a result, their inclusion would have been anti-dilutive.

NOTE 5:                        SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for electronic display devices.  Substantially all of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended March 31,
	2004	2003

Japan	$17,441	$14,871
Taiwan	11,643	6,121
China	6,808	2,023
Korea	4,274	5,047
Europe	2,378	1,574
U.S.	585	371
Other	2,141	1,998
	$45,270	$32,005

Significant Customers

Sales to distributors represented 71% and 66% of total revenue for the three months ended March 31, 2004 and 2003, respectively.  The following distributors accounted for 10% or more of total revenue for the periods presented:

	Three Months Ended March 31,
	2004	2003

Distributor A	31%	44%
Distributor B	17%	11%

There was one end customer that represented 12% of total revenue for the three months ended March 31, 2004.  There were no end customers that represented more than 10% of total revenue for the three months ended March 31, 2003.  Sales to our top five end customers represented 37% of total revenue for the three months ended March 31, 2004 and 2003.  End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.

The following accounts represented 10% or more of total accounts receivable:

	March 31, 2004	December 31, 2003

Account A	24%	20%
Account B	22%	33%
Account C	10%	4%
Account D	5%	11%

NOTE 6:                        GENESIS MICROCHIP TRANSACTION

On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip.  On August 5, 2003, we entered into an agreement terminating the merger agreement.  In the termination agreement, we agreed to pay a termination fee of $5,500 to Genesis Microchip.  The fee was payable upon execution of the termination agreement, and was recognized as an expense in the third quarter of 2003.  Total expenses related to the proposed merger during the quarter ended March 31, 2003 were $1,580.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors.  Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.  These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report on Form

10-Q.  If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives.  We sell to distributors in Japan, Taiwan, China and Europe.  Sales to distributors represented 71% and 66% of total revenue for the three months ended March 31, 2004 and 2003, respectively.  Manufacturers representatives support some of our European and Korean sales.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors.  Our top five end customers accounted for 37% of our total revenue for the three months ended March 31, 2004 and 2003.  End customers are customers that indirectly purchase our products through distributors and contract manufacturers as well as directly from us.

Significant portions of our products are sold overseas.  Sales outside the U.S. accounted for approximately 99% of total revenue for the three months ended March 31, 2004 and 2003.  Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide.  All revenue to date has been denominated in U.S. dollars.

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

Inventory Valuation.  We record a reserve against our inventory for estimated obsolete, unmarketable, and otherwise impaired products by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  We review our inventory at the end of each reporting period for valuation issues.  If actual market conditions are less favorable than those projected by us at the time the reserve was recorded, additional inventory write-downs may be required.

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

Goodwill.  Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that it might be impaired.  The impairment tests are performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.  This determination is made at the reporting unit level.  We have assigned all goodwill to a single, enterprise-level reporting unit.  The impairment test consists of two steps.  First, we determine the fair value of the reporting unit.  The fair value is then compared it to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  We perform our annual impairment test in the first quarter of each year.  We did not record any impairment losses against goodwill when we performed the test in the first quarter of 2004 or 2003.

Income Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth certain financial data for the periods indicated:

	Three Months Ended March 31,
	2004		2003
	Dollars	% of sales	Dollars	% of sales

Revenue	$45,270	100.0%	$32,005	100.0%
Cost of revenue	21,575	47.7	17,292	54.0
Gross profit	23,695	52.3	14,713	46.0

Operating expenses:
Research and development	7,254	16.0	6,747	21.1
Selling, general and administrative	6,232	13.8	5,388	16.8
Merger related expenses	—	0.0	1,580	4.9
Stock-based compensation and amortization of assembled workforce	285	0.6	404	1.3
Total operating expenses	13,771	30.4	14,119	44.1
Income from operations	9,924	21.9	594	1.9

Interest income	236	0.5	385	1.2
Interest expense	(1)	0.0	(6)	0.0
Interest income, net	235	0.5	379	1.2
Income before income taxes	10,159	22.4	973	3.0

Provision for income taxes	3,606	8.0	725	2.3

Net income	$6,553	14.5%	$248	0.8%

Percentages may not add due to rounding.

Revenue

Revenue increased 41.4% to $45,270 for the three months ended March 31, 2004 from $32,005 for the three months ended March 31, 2003.  Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended March 31,
	2004	2003

Multimedia projectors	49%	58%
Advanced televisions	38%	14%
LCD monitors	10%	24%
Other	3%	4%

Multimedia Projectors

Total revenue from multimedia projector sales increased 20% from $18,632 in the first quarter of 2003 to $22,392 in the first quarter of 2004.  Units shipped increased 39%, while average selling prices decreased 14%.  The growth in unit shipments and decrease in average selling prices were driven primarily by the sub-$1,000 and consumer segments of the projector market continuing to expand.

Consistent with the first quarter of 2003, the majority of our sales to multimedia projector manufacturers were to customers located in Japan.  Japanese customers accounted for 64% and 67% of total projector revenue for the three months ended March 31, 2004 and 2003, respectively.

We believe that second quarter 2004 projector revenue is weekly to be flat or down 5% from the first quarter.  We expect some of this decline to be seasonal, and result from the fact that the fiscal year of our Japanese customers ends on March 31.  These customers tend to build as much product as possible by the end of March, and then build less at the beginning of their first quarter.

Advanced Televisions

Total revenue from advanced television sales increased 283% from $4,500 in the first quarter of 2003 to $17,217 in the first quarter of 2004.  Units shipped increased 412%, while average selling prices decreased 25%.  The unit growth was attributable to growth in the overall market for advanced televisions as well as possible market share gains in selected segments of the overall advanced television market.

In the first quarter of 2004, sales of our products to be used in liquid crystal display (“LCD”) TV’s comprised 54% of total advanced television sales, while digital cathode ray tube (“CRT”) TV’s comprised 26%, plasma TV’s comprised 18% and digital rear projection TV’s comprised 2%.  The majority of our television revenue is generated on sales to customers in China, Taiwan and Korea, with sales to television manufacturers in these three countries comprising 81% and 74% of total television revenue for the three months ended March 31, 2004 and 2003, respectively.

We expect sequential growth of 15-20% in advanced television revenue during the second quarter of 2004, and believe that the advanced television market as a whole will grow at 75-100% this year.  In the second quarter, we expect LCD televisions to continue to be our top revenue generator, followed by digital CRTs, plasma televisions and digital rear projection televisions.

LCD Monitors

Total revenue from LCD monitor sales decreased 38% from $7,627 in the first quarter of 2003 to $4,752 in the first quarter of 2004.  Units shipped decreased 36% and average selling prices decreased 3%.  The relatively small decrease in average selling prices was attributable to an increase in the percentage of chips sold into Ultra Extended Graphics Array (“UXGA”) monitors in the first quarter of 2004, which carry higher average selling prices than chips sold into Super Extended Graphics Array (“SXGA”) or Extended Graphics Array (“XGA”) monitors.  Sales of chips to be used in UXGA monitors increased 58% from the first quarter of 2003 to the first quarter of 2004, and comprised 44% of total monitor revenue in the first quarter of 2004.  Sales of chips to be used in SXGA monitors decreased 59% from the first quarter of 2003 to the first quarter of 2004, and comprised 29% of total monitor business in the fourth quarter of 2004.  Sales of chips to be used in XGA monitors decreased 63% from the first quarter of 2003 to the first quarter of 2004, and comprised 22% of total monitor business in the first quarter of 2004.

We expect sequential growth of 10-15% in LCD monitor revenue during the second quarter of 2004, and believe that we will see growth in all of our segments, including XGA, SXGA and UXGA resolutions.

Other

Other revenue includes sales of evaluation kits as well as the impact of changes in our reserve for sales returns.  We do not expect other revenue to be significant in the near future.

Cost of sales and gross profit

Cost of sales includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, amortization of purchased developed technology and provisions for slow moving and obsolete inventory.

Gross profit increased to 52.3% for the three months ended March 31, 2004 from 46.0% for the three months ended March 31, 2003.  This increase is primarily driven by wafer and back-end product cost reductions that resulted from our increased volumes, as well as the sale of previously reserved end of life inventory.

We expect our gross profit margin to decrease to 47.0% to 49.0% in the second quarter of 2004.  This decrease will result from increased product costs which we will incur to gain additional manufacturing capacity to meet growing demand, as well as a less favorable product mix in which projectors, which carry the highest margins, will represent a smaller percentage of total revenue.

Research and development

Research and development expense is primarily comprised of compensation and related costs for personnel, non-recurring engineering and development expenses, depreciation and amortization, expensed equipment and fees for outside services.  Research and development expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended March 31,
	2004	2003

Research and development expense, inclusive of stock-based compensation	$7,334	$6,902

Research and development expense, inclusive of stock-based compensation expense, increased $432, or 6%, from the three months ended March 31, 2003 to the three months ended March 31, 2004 due to the following offsetting factors:

•                  Our development related expenses, including non-recurring engineering and outside services, increased $471.  The fluctuation was attributable to the timing of projects in progress during the respective quarters.

•                  We recorded a $163 loss on the disposal of licensed technology during the three months ended March 31, 2004.  We will no longer utilize the licensed technology in our product development efforts and we have no alternate uses for it.

•                  Expensed equipment and software increased $159.

•                  Depreciation and amortization decreased $195 due to lower capital expenditures.

•                  Stock-based compensation expense decreased $75 due to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods.

•                  Compensation expense decreased $88.  This decrease is attributable to a lower headcount in research and development departments at March 31, 2004 as compared to March 31, 2003.  The decrease in headcount resulted from the restructuring that we initiated in the third quarter of 2003 to better position the Company to compete in the advanced television market.  The decrease in headcount lead to lower salaries expense, which was partially offset by higher bonus and employee benefits expenses.

We expect our research and development expenses to continue increasing in future periods to support our on going investment in new product development programs.

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.  Selling, general and administrative expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended March 31,
	2004	2003

Selling, general and administrative expense, inclusive of stock-based compensation	$6,316	$5,395

Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $921, or 17%, from the three months ended March 31, 2003 to the three months ended March 31, 2004 due to the following factors:

•                  Our selling, general and administrative compensation costs increased $330 from the three months ended March 31, 2003 to the three months ended March 31, 2004.  The increase is directly attributable to an 11% increase in headcount.  The increase in headcount was partially attributable to an increase in administrative, sales and marketing personnel required to support our growing revenue base.

•                  Outside services, including accounting and legal fees increased $116.

•                  Insurance expense increased $110 primarily related to higher Directors and Officers insurance premiums.

•                  Our travel and trade show expenses increased $80.

•                  Stock-based compensation expense increased $77 due to the modification of an employee stock option during the first quarter of 2004.

•                  Investor relations expense increased $51.

•                  Expensed equipment and software increased $36.

We expect our selling, general and administrative expenses to increase in future periods.  The increases will result from higher sales-related and overhead costs that will be required to support a higher revenue base.

Merger-related expenses

On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip.  On August 5, 2003, we entered into an agreement terminating the merger.  Merger-related expenses of $1,580 during the three months ended March 31, 2003 resulted from this proposed merger, and consisted primarily of legal fees.

Stock-based compensation and amortization of assembled workforce

Stock-based compensation and amortization of assembled workforce decreased $119, or 29%, from $404 for the three months ended March 31, 2003 to $285 for the three months ended March 31, 2004. The decrease is attributable to decreases in the carrying amount and quarterly amortization amount of the assembled workforce asset.  These decreases resulted from a re-allocation of the Jaldi Semiconductor purchase price in 2003 due to an intellectual property asset purchase agreement that was entered into by Pixelworks, Inc. and Jaldi.  As a result of the agreement, the original purchase price allocation was revised to reallocate $1,332 of the excess purchase price over the fair value of the net assets acquired from the assembled workforce asset to a deferred tax charge and a reduction in the deferred tax liability.

Stock-based compensation expense was consistent for the three months ended March 31, 2004 and 2003.  This was attributable to two offsetting factors; a decrease in deferred stock-based compensation amortization due to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods, offset by a charge to stock-based compensation expense due to a stock option modification during the quarter ended March 31, 2004.

Interest income, net

The decrease in interest income from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily the result of lower yields on invested funds due to declining interest rates, as well as a greater proportion of investments in tax-exempt securities which have lower pre-tax yields than taxable securities.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2004 increased to $3,606 from $725 for the three months ended March 31, 2003.  The increase in the provision was attributable to our increased projected income before taxes offset by various credits and other permanent items.  The effective tax rate differs from the federal statutory rate primarily due to the utilization of various federal and state tax credits, as well as certain non-deductible items such as merger costs and an increase in our valuation allowance related to Jaldi’s net operating losses in 2003.

Liquidity and Capital Resources

As of March 31, 2004 we had cash and cash equivalents of $90,244, short and long-term investments of $34,583 and working capital of $110,692.  We anticipate that our cash and investment balances, along with cash expected to be generated from operations will be adequate to fund our operating and investing needs for the next twelve months and the foreseeable future.  From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business.  Any such transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Accounts receivable, net increased to $17,082 at March 31, 2004 from $8,468 at December 31, 2003, and inventories, net decreased to $9,779 at March 31, 2004 from $10,478 at December 31, 2003.  Average days sales outstanding increased to 34 at March 31, 2004 compared to 19 days at December 31, 2003.  The increase in days sales outstanding and decrease in inventory are directly attributable to a greater portion of shipments in the third month of the first quarter of 2004 as compared to the third month of the fourth quarter of 2003.

Purchases of property and equipment of $975 during the three months ended March 31, 2004 were primarily for computer equipment and software.  Purchases of other assets of $786 during the three months ended March 31, 2004 consisted of licensed technology.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of March 31, 2004 is as follows:

	Payments Due By Period
Contractual Obligation	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond

Operating Leases	$6,574	$2,692	$2,995	$818	$69
Estimated Q2 2004 purchase commitments to contract manufacturers	23,760	23,760	—	—	—

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

RISK FACTORS

Investing in our shares of common stock involves a high degree of risk.  If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Dollar amounts are in thousands.

RISKS RELATED TO OUR OPERATIONS

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

While we had $6,553 of net income in the three months ended March 31, 2004, our accumulated deficit is $74,816 through March 31, 2004.  In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to become profitable. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 71% of our total revenue for the three months ended March 31, 2004, and 69%, 68% and 61% of total revenue for the years ending December 31, 2003, 2002 and 2001, respectively. During the three months ended March 31, 2004, sales to Tokyo Electron Device Limited (“TED”), our distributor in Japan, represented 31% of our total revenue.  Sales to TED represented 39%, 45% and 52%, respectively, of our total revenue for the years ended December 31, 2003, 2002 and 2001. Sales to our top five end customers accounted for approximately 37% of our total revenue for the three months ended March 31, 2004, and 35%, 41% and 43% of our total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. As a result of this customer and distributor concentration, any one of the following factors could significantly impact our revenues:

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

At March 31, 2004, we had three customers that represented more than 10% of our accounts receivable balance.  TED represented 24% and 20% of out total accounts receivable at March 31, 2004 and December 31, 2003, respectively. Neoview, our distributor in Taiwan, represented 22% and 33% of total accounts receivable at March 31, 2004 and December 31, 2003, respectively.  A third customer accounted for 10% of total accounts receivable at March 31, 2004.  The failure of these or any other customer representing 10% or more of our total accounts receivable in the future to pay these balances would result in a significant expense that would increase our operating expenses and would reduce our cash flows.

International sales account for a significant portion of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside the U.S. accounted for approximately 99% of total revenue for the three months ended March 31, 2004 and 2003.  Most of our customers are concentrated in Japan, Taiwan, China and Korea, with aggregate sales from those four countries accounting for 89% and 88% of our total revenue during the three months ended March 31, 2004 and 2003, respectively.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell them outside of the U.S., thereby exposing us indirectly to foreign risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

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

A substantial and potentially increasing portion of our products are manufactured by foundries located in the Peoples Republic of China, or the PRC, and a large number of our customers are geographically concentrated in the PRC.  In addition, approximately 25 percent of our employees are located in this area.  We also made an investment of $10,000 in a foundry located in Shanghai, China in the third quarter of 2003.  Disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region, and would have a negative impact on our results of operations.  In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to State plans.  Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold 9 U.S. patents and have 40 patent applications pending with the U.S. Patent and Trademark

Office for protection of our significant technologies. In addition to filing patents in the U.S., we have applied for and have been granted 7 patents in Canada. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.

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

•                  issuance of stock that dilutes current shareholders’ percentage ownership;

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

As of March 31, 2004, goodwill amounted to $82,548, or approximately 33%, of our total assets.  Effective January 1, 2002 with the adoption of new accounting standards the Company is required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and our results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Through internal growth as well as acquisition, our headcount grew from 176 employees at the end of 2001 to 257 at March 31, 2004. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue causing decreased profitability.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 5,512,780 shares or approximately 12% of our outstanding common stock as of April 30, 2004. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

PART II - OTHER INFORMATION

Item 6:                                  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1                           Fifth Amendment to Lease dated February 18, 2004 between Pixelworks, Inc. and Quest Group Trust VI.

10.2                           First Amendment to Sublease dated February 2004 between Pixelworks, Inc. and Epicor Software Corporation.

(b)                                  Reports on Form 8-K

Reports Furnished

On January 7, 2004, we furnished a report on Form 8-K to report under Item 7 and 12 that on January 7, 2004 we issued a press release updating our business outlook for the quarter ending December 31, 2003.

On January 27, 2004, we furnished a report on Form 8-K to report under Item 7 and 12 that on January 27, 2004 we issued a press release announcing our financial results for the quarter and year ending December 31, 2003.

Reports Filed

On February 2, 2004, we filed a report on Form 8-K to report under Item 5 that on January 30, 2004 Bradley A. Zenger, Senior Vice President, Sales and Marketing, entered into a Rule 10b5-1 Plan with Citigroup Global Markets Inc. pursuant to which Citigroup will undertake to sell up to 320,000 shares of Pixelworks common stock owned by Mr. Zenger at specified intervals between February 9, 2004 and November 11, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated: May 7, 2004	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and
Chief Financial Officer