Form 10-Q
period 2004-06-30
PIXELWORKS INC
filed 2004-08-09
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Number of shares of Common Stock outstanding as of July 31, 2004: 46,216,605

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$99,982	$75,165
Short-term marketable securities	102,761	5,656
Accounts receivable, net	19,499	8,468
Inventories, net	15,942	10,478
Prepaid expenses and other current assets	4,604	4,826
Total current assets	242,788	104,593

Long-term marketable securities	65,804	19,875
Property and equipment, net	7,476	6,561
Other assets, net	8,650	12,511
Deferred tax assets, net	6,693	3,694
Debt issuance costs, net	4,709	—
Acquired intangible assets, net	3,028	3,535
Goodwill	82,007	82,548
Total assets	$421,155	$233,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,872	$4,330
Accrued liabilities and current portion of long-term liabilities	13,193	8,582
Income taxes payable	3,042	—
Total current liabilities	27,107	12,912

Long-term liabilities	827	100
Long-term debt	150,000	—
Total liabilities	177,934	13,012

Shareholders’ equity:
Preferred stock	—	—
Common stock	305,825	294,235
Shares exchangeable into common stock	6,214	7,888
Deferred stock-based compensation	(236)	(449)
Accumulated other comprehensive income	475	—
Accumulated deficit	(69,057)	(81,369)
Total shareholders’ equity	243,221	220,305
Total liabilities and shareholders’ equity	$421,155	$233,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$48,509	$32,559	$93,779	$64,564
Cost of revenue (1)	25,127	17,880	46,702	35,172
Gross profit	23,382	14,679	47,077	29,392

Operating expenses:
Research and development (2)	7,471	6,854	14,725	13,601
Selling, general and administrative (3)	6,888	5,489	13,120	10,877
Merger related expenses	—	1,398	—	2,977
Stock-based compensation and amortization of assembled workforce	213	468	498	873
Total operating expenses	14,572	14,209	28,343	28,328
Income from operations	8,810	470	18,734	1,064

Interest income	528	305	764	690
Interest expense	(294)	(4)	(295)	(10)
Amortization of debt issuance costs	(115)	—	(115)	—
Interest income, net	119	301	354	680
Income before income taxes	8,929	771	19,088	1,744

Provision for income taxes	3,170	351	6,776	1,076

Net income	$5,759	$420	$12,312	$668

Net income per share:
Basic	$0.12	$0.01	$0.26	$0.01
Diluted	$0.12	$0.01	$0.25	$0.01

Weighted average shares outstanding:
Basic	46,636	45,184	46,479	45,106
Diluted	48,475	46,390	48,299	46,364

(1)	Includes amortization of:
	Acquired developed technology	$132	$132	$264	$264
	Deferred stock-based compensation	—	2	—	5
(2)	Excludes stock-based compensation of:	73	147	153	301
(3)	Excludes stock-based compensation of:	18	79	102	87

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$12,312	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from stock options	6,106	—
Depreciation and amortization	3,196	3,137
Deferred tax assets, net	(2,999)	—
Stock-based compensation and amortization of assembled workforce	498	878
Loss on asset disposals	160	—
Amortization of acquired developed technology	264	264
Amortization of debt issuance costs	115	—
Amortization of deferred tax charge	27	—
Deferred rent	2	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,031)	191
Inventories, net	(5,464)	(2,934)
Prepaid expenses and other current and long-term assets	299	(190)
Accounts payable	6,542	1,946
Accrued current and long-term liabilities and income taxes payable	5,291	1,992
Net cash provided by operating activities	15,318	5,952

Cash flows from investing activities:
Purchases of marketable securities	(139,559)	(16,025)
Proceeds from maturities of marketable securities	7,000	38,300
Purchases of property and equipment	(3,186)	(2,023)
Purchases of other assets	(2,736)	(153)
Payments on accrued equipment and other asset balances	(1,632)	(150)
Proceeds from sale of assets	3	—
Net cash (used in) provided by investing activities	(140,110)	19,949

Cash flows from financing activities:
Proceeds from the issuance of long-term debt, net	145,500	—
Proceeds from issuances of common stock	4,309	707
Lease incentives	124	—
Debt issuance costs	(324)	—
Net cash provided by financing activities	149,609	707

Net increase in cash and cash equivalents	24,817	26,608
Cash and cash equivalents, beginning of period	75,165	62,152
Cash and cash equivalents, end of period	$99,982	$88,760

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1	$9
Income taxes	1	256

Supplemental disclosure of non-cash investing and financing activities:
Transfer of cost-based investment to available-for-sale marketable security	$10,000	$—
Acquisitions of property and equipment and other assets under extended payment terms	4,595	—
Release and cancellation of common shares held in escrow	541	—
Debt issuance costs withheld from proceeds	4,500	—

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

The financial information included herein for the three and six months ended June 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods.  The financial information as of December 31, 2003 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2004.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

NOTE 2:                STOCK PLANS

We have a 1997 Stock Incentive Plan and a 2001 Non-Qualified Stock Option Plan under which employees, officers and directors may be granted stock options to purchase shares of the Company’s common stock.  We also have an Employee Stock Purchase Plan under which eligible employees may purchase shares of Pixelworks’ common stock at 85% of fair market value at specific, pre-determined dates.

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123, we continue to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”).  Entities electing to continue to apply Opinion 25 must make prominent pro-forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied.  Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income would approximate the pro-forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income as reported	$5,759	$420	$12,312	$668
Add: Stock-based compensation included in reported net loss, net of related tax effects	59	141	166	244
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(2,395)	(2,272)	(4,627)	(4,450)
Pro-forma net income (loss)	$3,423	$(1,711)	$7,851	$(3,538)

Reported basic net income per share	$0.12	$0.01	$0.26	$0.01
Pro-forma basic net income (loss) per share	$0.07	$(0.04)	$0.17	$(0.08)

Reported diluted net income per share	$0.12	$0.01	$0.25	$0.01
Pro-forma diluted net income (loss) per share	$0.07	$(0.04)	$0.16	$(0.08)

The fair value of stock-based compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Stock Option Plans:

Risk free interest rate	4.18%	2.49%	3.96%	2.89%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	6.0	5.5	6.1	5.5
Volatility	100%	110%	101%	113%

Employee Stock Purchase Plan:

Risk free interest rate	1.92%	1.91%	1.90%	1.84%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	1.8	1.5	1.6	1.2
Volatility	104%	105%	104%	101%

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future periods.

NOTE 3:                BALANCE SHEET COMPONENTS

Marketable Securities

We categorize our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  As of June 30, 2004 and December 31, 2003, all balances included in short-term marketable securities are classified as held-to-maturity.  As of December 31, 2003, all balances included in long-term marketable securities are classified as held-to-maturity, however as of June 30, 2004, long-term marketable securities consist of held-to-maturity securities and an available-for-sale security as follows:

Held-to-maturity securities	$55,329
Available-for-sale security	10,475
$65,804

Held-to-maturity marketable securities are stated at amortized cost in the condensed consolidated balance sheets.  We have the positive intent and ability to hold these securities until maturity. Unrealized gains and losses on held-to-maturity marketable securities were not material at June 30, 2004 and December 31, 2003.

The available-for-sale security is stated at fair value in the condensed consolidated balance sheet.  The available-for-sale security balance represents the fair value of our investment in Semiconductor Manufacturing International Corporation (“SMIC”) at June 30, 2004.  We made a $10,000 investment in SMIC during the third quarter of 2003 and recorded it at cost in other long-term assets at December 31, 2003.  In March of 2004, SMIC completed its initial public offering and as a result, we now account for the investment as an available-for-sale security in accordance with SFAS 115.  At June 30, 2004, the $475 unrealized holding gain on our SMIC investment is recorded in other comprehensive income, a component of shareholders’ equity.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and do not bear interest.  We do not have any off balance sheet exposure risk related to customers.  Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses resulting from the inability of our customers to make required payments.  Accounts receivable, net consist of the following:

	June 30, 2004	December 31, 2003

Accounts receivable, gross	$19,711	$8,680
Allowance for doubtful accounts	(212)	(212)
Accounts receivable, net	$19,499	$8,468

Inventories

Inventories consists of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items.  Inventories, net consist of the following:

	June 30, 2004	December 31, 2003

Finished goods	$11,917	$7,134
Work-in-process	4,025	3,344
	$15,942	$10,478

The reserve for slow moving and obsolete items was $1,374 and $1,942 at June 30, 2004 and December 31, 2003, respectively.

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.  It is not currently possible to predict if or when this will happen, or how much we may sell.  We do not expect that if such sales occur, they will have a material impact on gross profit margin.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2004	December 31, 2003

Payroll and related liabilities	$3,722	$3,502
Accrued manufacturing liabilities	1,484	1,179
Accrued payments for asset purchases	2,601	—
Accrued royalties and sales commissions	1,040	656
Reserve for sales returns and allowances	734	202
Accrued legal and accounting costs	466	103
Reserve for warranty returns	429	569
Accrued interest payable	314	—
Other	2,403	2,371
	$13,193	$8,582

The following is a summary of the change in our reserve for sales returns and allowances for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003

Beginning balance	$202	$588
Provision	620	464
Charge offs	(88)	(556)
Ending balance	$734	$496

The following is a summary of the change in our reserve for warranty returns for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003

Beginning balance	$569	$769
Provision	87	(60)
Charge offs	(227)	(105)
Ending balance	$429	$604

Long-Term Debt

On May 18, 2004, we issued $125,000 of Convertible Subordinated Debentures (“the debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933 and outside of the United States in accordance with Regulation S under the Securities Act.  On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers.

The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year, beginning November 15, 2004.  The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1,000 principal amount of debentures for a total of 6,159 shares.  This is equivalent to a conversion price of approximately $24.35 per share.  The debentures are convertible if (a) during any calendar quarter, the market price of our common stock exceeds 130% of the conversion price per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, (b) the trading price of the debentures declines to less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other corporate transactions.  We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest.  The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

We have agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and the common stock issuable upon conversion of the debentures.  If we fail to file the registration statement as required, or if the registration statement is not declared effective as required, we must pay liquidated damages in an amount equal to 0.25% or 0.50% per annum of the principal amount of the debentures.  The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.

Accumulated Other Comprehensive Income

As of June 30, 2004, we had an unrealized gain, net of tax, on our available-for-sale investment in SMIC of $475.  This unrealized gain was recorded during the period in accumulated other comprehensive income.  Total comprehensive income for the three and six months ended June 30, 2004 is as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net income	$5,759	$12,312
Unrealized (loss) gain on available-for-sale marketable security, net of tax	(2,840)	475
Comprehensive income	$2,919	$12,787

During 2003, we had no transactions that were required to be reported in comprehensive income other than net income or loss.

NOTE 4:                EARNINGS PER SHARE

The shares used in the computation of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average common shares outstanding, basic	46,636	45,184	46,479	45,106
Dilutive effect of employee stock options and vesting of restricted stock	1,839	1,206	1,820	1,258
Weighted average common shares outstanding, diluted	48,475	46,390	48,299	46,364

The computation of basic weighted average common shares outstanding includes exchangeable shares.  These exchangeable shares, which were issued on September 6, 2002 by Jaldi, our Canadian subsidiary, to its shareholders in connection with our Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks common stock.

For the three and six months ended June 30, 2004, respectively, approximately 683 and 1,251 weighted average shares related to stock options were excluded from the calculation of diluted weighted average shares outstanding because the exercise prices of these options were equal to, or greater than, the average market price of Pixelworks common stock during these periods.  As a result, their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2003, respectively, approximately 4,338 and 4,198 weighted average shares related to stock options were excluded for this reason.

The common shares issuable upon conversion of the convertible subordinated debentures have been excluded from dilutive common shares, as the circumstances that allow for conversion were not met.

NOTE 5:                SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for electronic display devices.  Substantially all of our assets are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Japan	$17,281	$11,303	$34,722	$26,177
Taiwan	12,078	9,846	23,722	15,964
China	9,978	3,982	16,784	6,004
Korea	2,841	3,625	7,116	8,673
Europe	3,722	1,736	6,100	3,310
U.S.	609	483	1,194	854
Other	2,000	1,584	4,141	3,582
	$48,509	$32,559	$93,779	$64,564

Significant Customers

Sales to distributors represented 71% and 63% of total revenue for the three months ended June 30, 2004 and 2003, respectively, and 71% and 65% of total revenue for the six months ended June 30, 2004 and 2003, respectively.  The following distributors accounted for 10% or more of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Distributor A	27%	31%	29%	37%
Distributor B	14%	19%	16%	15%

Sales to our top five end customers represented 34% and 38% of total revenue for the three months ended June 30, 2004 and 2003, respectively.  Sales to our top five end customers represented 32% and 34% of revenue for the six months ended June 30, 2004 and 2003, respectively.  End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.

The following accounts represented 10% or more of gross accounts receivable:

	June 30, 2004	December 31, 2003

Account A	23%	20%
Account B	12%	33%
Account C	10%	1%
Account D	7%	11%

NOTE 6:                GENESIS MICROCHIP TRANSACTION

On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip.  On August 5, 2003, we entered into an agreement terminating the merger agreement.  In the termination agreement, we agreed to pay a termination fee of $5,500 to Genesis Microchip.  The fee was payable upon execution of the termination agreement, and was recognized as an expense in the third quarter of 2003.  Total expenses related to the proposed merger during the three and six months ended June 30, 2003 were $1,398 and $2,977, respectively.

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

(In thousands, except per share data)

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

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives.  We sell to distributors in Japan, Taiwan, China and Europe.  Sales to distributors represented 71% and 63% of total revenue for the three months ended June 30, 2004 and 2003, respectively, and 71% and 65% of total revenue for the six months ended June 30, 2004 and 2003, respectively.  Manufacturers representatives support some of our European and Korean sales.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors.  Sales to our top five end customers represented 34% and 38% of total revenue for the three months ended June 30, 2004 and 2003, respectively.  Sales to our top five end customers represented 32% and 34% of revenue for the six months ended June 30, 2004 and 2003, respectively.  End customers are customers that indirectly purchase our products through distributors and contract manufacturers as well as directly from us.

Significant portions of our products are sold overseas.  Sales outside the U.S. accounted for approximately 99% of total revenue for the three and six months ended June 30, 2004 and 2003.  Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide.  All revenue to date has been denominated in U.S. dollars.

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

We record estimated reductions to gross profit for these sales returns and allowances in our reserve for sales returns and allowances.  We update the balance in this reserve based on historical experience at each reporting period.  If actual returns and allowances increase, we may be required to recognize additional reductions to revenue.

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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition.  If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

Goodwill.  Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that it might be impaired.  The impairment tests are performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets

Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.  This determination is made at the reporting unit level.  We have assigned all goodwill to a single, enterprise-level reporting unit.  The impairment test consists of two steps.  First, we determine the fair value of the reporting unit.  The fair value is then compared to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  We perform our annual impairment test in the first quarter of each year.  We did not record any impairment losses against goodwill when we performed the test in the first quarter of 2004 or 2003.

Income Taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not realizable.  Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth certain financial data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Dollars	% of sales	Dollars	% of sales	Dollars	% of sales	Dollars	% of sales

Revenue	$48,509	100.0%	$32,559	100.0%	$93,779	100.0%	$64,564	100.0%
Cost of revenue	25,127	51.8	17,880	54.9	46,702	49.8	35,172	54.5
Gross profit	23,382	48.2	14,679	45.1	47,077	50.2	29,392	45.5

Operating expenses:
Research and development	7,471	15.4	6,854	21.1	14,725	15.7	13,601	21.1
Selling, general and administrative	6,888	14.2	5,489	16.9	13,120	14.0	10,877	16.8
Merger related expenses	—	0.0	1,398	4.3	—	0.0	2,977	4.6
Stock-based compensation and amortization of assembled workforce	213	0.4	468	1.4	498	0.5	873	1.4
Total operating expenses	14,572	30.0	14,209	43.6	28,343	30.2	28,328	43.9
Income from operations	8,810	18.2	470	1.4	18,734	20.0	1,064	1.6

Interest income	528	1.1	305	0.9	764	0.8	690	1.1
Interest expense	(294)	(0.6)	(4)	(0.0)	(295)	(0.3)	(10)	(0.0)
Amortization of debt issuance costs	(115)	(0.2)	—	0.0	(115)	(0.1)	—	0.0
Interest income, net	119	0.2	301	0.9	354	0.4	680	1.1
Income before income taxes	8,929	18.4	771	2.4	19,088	20.4	1,744	2.7

Provision for income taxes	3,170	6.5	351	1.1	6,776	7.2	1,076	1.7

Net income	$5,759	11.9%	$420	1.3%	$12,312	13.1%	$668	1.0%

Percentages may not add due to rounding.

Revenue

Revenue for the three moths ended June 30, 2004 was 49% higher than revenue for the three months ended June 30, 2003.  Revenue for the six months ended June 30, 2004 was 45% higher than revenue for the six months ended June 30, 2003.  Changes in units shipped and average selling prices were as follows:

	Percent Change in Units Sold	Percent Change in Average Selling Price
Three months ended June 30, 2004 compared to three months ended June 30, 2003	70%	-12%
Six months ended June 30, 2004 compared to six months ended June 30, 2003	67%	-13%

Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Multimedia projectors	43%	51%	46%	54%
Advanced televisions	41%	25%	39%	19%
LCD monitors	14%	22%	13%	23%
Other	2%	2%	2%	4%

Multimedia Projectors

Total revenue from multimedia projector sales increased 25% from $16,551 in the second quarter of 2003 to $20,708 in the second quarter of 2004.  Units shipped increased 41%, while average selling prices decreased 11%.  For the six months ended June 30, 2004, total revenue from multimedia projector sales was $43,100, an increase of 23% over $35,183 for the six months ended June 30, 2003.  Units shipped during the six months ended June 30, 2004 were 40% higher than during the six months ended June 30, 2003, while average selling prices were 12% lower.  The growth in unit shipments and decrease in average selling prices were driven primarily by the sub-$1,000 and consumer segments of the projector market continuing to expand.  Recently we identified 36 models of projectors priced under $1,000 and believe that we will continue to see the price points of projectors come down within the next two years.

Consistent with the three and six months ended June 30, 2003, the majority of our sales to multimedia projector manufacturers during the three and six months ended June 30, 2004 were to customers located in Japan.  Japanese customers accounted for 68% and 61% of total projector revenue for the three months ended June 30, 2004 and 2003, respectively, and 66% and 64% of total projector revenue for the six months ended June 30, 2004 and 2003, respectively.

We believe that we are likely to realize a sequential increase of up to 10% in projector revenue in the third quarter of 2004.  We expect some of this increase to be seasonal, because the projector business is usually slow in June and July and then generally picks up in August and September.  Additionally, our orders hit record levels in the second quarter of 2004, which we believe points to a strong third quarter in 2004 for this market.

Advanced Televisions

Total revenue from advanced television sales increased 146% from $8,037 in the second quarter of 2003 to $19,774 in the second quarter of 2004.  Units shipped increased 175%, while average selling prices decreased 11%.  For the six months ended June 30, 2004, total revenue from advanced television sales was $36,991, an increase of 195% over $12,537 for the six months ended June 30, 2003.  Units shipped during the six months ended June 30, 2004 were 252% higher than during the six months ended June 30, 2003, while average selling prices were 16% lower.  The unit growth was attributable to growth in the overall market for advanced televisions as well as possible market share gains in some segments of the overall advanced television market.  We believe our breadth of applications for our products in the advanced television business has also helped us to increase our advanced television revenue.

The following table shows advanced television revenue by display technology:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Digital Cathode Ray Tube (CRT)	35%	28%	31%	27%
Liquid Crystal Display (LCD)	32%	47%	42%	43%
Plasma	27%	20%	23%	24%
Digital Rear Projection / Other	6%	5%	4%	6%

The majority of our television revenue is generated on sales to customers in China, Taiwan and Korea, with sales to television manufacturers in these three countries comprising 74% of total television revenue for the three months ended June 30, 2004 and 2003, respectively, and 77% and 74% of total television revenue for the six months ended June 30, 2004 and 2003, respectively.

We expect sequential growth of 5-10% in advanced television revenue during the third quarter of 2004.  We believe that we will see softness in this market in July and August; however we believe that we will see strengthening as panel prices stabilize at new lower levels in September and the Christmas build cycle gets into full swing.  We also believe that the advanced television market as a whole will grow 75-100% this year to an estimated 18 to 20 million units.

LCD Monitors

Total revenue from LCD monitor sales decreased 1% from $7,079 in the second quarter of 2003 to $7,002 in the second quarter of 2004.  Units shipped increased 6% but average selling prices decreased 6%.  For the six months ended June 30, 2004, total revenue from LCD monitor sales was $11,754, a decrease of 20% over $14,706 for the six months ended June 30, 2003.  Units shipped during the six months ended June 30, 2004 were 16% lower than during the six months ended June 30, 2003, and average selling prices were 5% lower.  The relatively small decrease in average selling prices was attributable to an increase in the percentage of chips sold into Ultra Extended Graphics Array (“UXGA”) monitors, which carry higher average selling prices than chips sold into Super Extended Graphics Array (“SXGA”) or Extended Graphics Array (“XGA”) monitors.

The following table shows LCD monitor revenue by resolution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

XGA	18%	22%	22%	30%
SXGA	31%	29%	30%	37%
UXGA	51%	49%	48%	33%

The majority of our LCD monitor revenue is generated on sales to customers located in Taiwan.  Taiwanese customers accounted for 71% and 62% of LCD monitor revenue for the three months ended June 30, 2004 and 2003, respectively, and 64% and 43% of LCD monitor revenue for the six months ended June 30, 2004 and 2003, respectively.

Based on backlog and estimated orders, we expect a sequential decrease in monitor revenue of approximately 30%, or $2,000, in the third quarter of 2004.

Other

Other revenue includes sales of evaluation kits as well as the impact of changes in our reserve for sales returns.  It also includes sales into small, niche markets that are unrelated to our three primary markets for our products.  We do not expect other revenue to be significant in the near future.

Cost of sales and gross profit

Cost of sales includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, amortization of purchased developed technology and provisions for slow moving and obsolete inventory.

Gross profit increased to 48.2% and 50.2% for the three and six months ended June 30, 2004, respectively, from 45.1% and 45.5% for the comparable periods in 2003.  The increases are primarily driven by wafer and back-end product cost reductions that resulted from manufacturing efficiencies.

We expect our gross profit margin to decrease to between 45.0% and 47.0% in the third quarter of 2004.  This decrease is attributable to normal levels of average selling price erosion without any offsetting decrease in product costs.

Research and development

Research and development expense is primarily comprised of compensation and related costs for personnel, development and non-recurring engineering expenses, depreciation and amortization, expensed equipment and fees for outside services.  Research and development expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Research and development expense, inclusive of stock-based compensation	$7,544	$7,001	$14,878	$13,902

Research and development expense, inclusive of stock-based compensation expense, increased $543, or 8%, from the three months ended June 30, 2003 to the three months ended June 30, 2004 due to the following offsetting factors:

•                  Depreciation and amortization expense increased $226 due to an increase in purchases of licensed technology assets during the three months ended June 30, 2004.

•                  Expensed equipment and software purchases increased $220.

•                  Travel expenses increased $119.

•                  Stock-based compensation expense decreased $74 due to our use of the accelerated method of expense recognition, under which less expense is recognized in later periods.

The $976, or 7%, increase in research and development expense from the six months ended June 30, 2003 to the six months ended June 30, 2004 was due to the following offsetting factors:

•                  Development-related expenses, including non-recurring engineering and outside services, increased $486.  The increase is attributable to the timing of projects in progress during the respective periods.

•                  Expensed equipment and software increased $380.

•                  We recorded a $163 loss on the disposal of licensed technology during the three months ended March 31, 2004.  We will no longer utilize the licensed technology in our product development efforts and we have no alternative uses for it.

•                  Travel expenses increased $126.

•                  Our research and development compensation expense decreased $102.

•                  Stock-based compensation expense decreased $148 due to our use of the accelerated method of expense recognition, under which less expense is recognized in later periods.

We expect our research and development expense to continue to increase in future periods to support our on going investment in new product development programs.

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.  Selling, general and administrative expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Selling, general and administrative expense inclusive of stock-based compensation	$6,906	$5,568	$13,222	$10,964

Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $1,338, or 24%, from the three months ended June 30, 2003 to the three months ended June 30, 2004 due to the following factors:

•                  Compensation costs increased $407 from the three months ended June 30, 2003 to the three months ended June 30, 2004.  The increase is attributable to an increase in headcount in administrative, sales and marketing personnel required to support our growing revenue base and new regulatory requirements.

•                  Outside services, including accounting and legal fees, increased $355.  The increase is attributable to higher legal fees related to patent applications, legal fees associated with restructuring corporate subsidiaries in China, and accounting fees incurred during 2004 related to Sarbanes-Oxley compliance.

•                  Our travel and trade show expenses increased $247.

•                  Our telephone and other communications expenses increased $93.

•                  Our recruiting expenses increased $80.

•                  Our expensed equipment increased $50.

The $2,258, or 21%, increase in selling, general and administrative expense from the six months ended June 30, 2003 to the six months ended June 30, 2004 was due to the following factors:

•                  Compensation costs increased $736 from the six months ended June 30, 2003 to the six months ended June 30, 2004.  The increase is attributable to an increase in headcount in administrative, sales and marketing personnel required to support our growing revenue base and new regulatory requirements.

•                  Outside services, including accounting and legal fees, increased $471.  The increase is attributable to higher fees for general corporate matters as well as accounting fees incurred during 2004 related to Sarbanes-Oxley compliance.

•                  Our travel and trade show expenses increased $326.

•                  Our insurance expense increased $120 primarily related to higher Directors and Officers insurance premiums.

•                  Our telephone and other communications expenses increased $113.

•                  Our recruiting expenses increased $108.

•                  Our investor relations expenses increased $93.

•                  Our expensed equipment increased $86.

We expect our selling, general and administrative expenses to increase in future periods.  The increases will result from higher sales-related and overhead costs that will be required to support a higher revenue base.

Merger-related expenses

On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip.  On August 5, 2003, we entered into an agreement terminating the merger.  Merger-related expenses of $1,398 and $2,977 during the three and six months ended June 30, 2003, respectively, resulted from this proposed merger, and consisted primarily of legal fees.

Stock-based compensation and amortization of assembled workforce

Stock-based compensation and amortization of assembled workforce was $213 and $498 for the three and six months ended June 30, 2004, respectively, compared to $468 and $873 for the comparable periods in 2003.  Stock-based compensation and amortization of assembled workforce decreased due to the following factors:

•                  A decrease in the carrying amount and quarterly amortization amount of the assembled workforce asset.  These decreases resulted from a re-allocation of the Jaldi Semiconductor purchase price in 2003 due to an intellectual property asset purchase agreement that was entered into by Pixelworks, Inc. and Jaldi.  As a result of the agreement, the original purchase price allocation was revised to reallocate $1,332 of the excess purchase price over the fair value of the net assets acquired from the assembled workforce asset to a deferred tax charge and a reduction in the deferred tax liability.

•                  Our use of the accelerated method of expense recognition for deferred stock-based compensation, under which less expense is recognized in later periods.

Interest income, net

Interest income, net includes interest income earned on cash equivalents and short and long-term marketable securities, interest expense related to the 1.75% convertible subordinated debentures that we issued in May and June of 2004, and amortization of debt issuance costs which have been capitalized and are included in long term assets on the balance sheet.  The debt issuance costs are being amortized over a 7 year term.

Interest income was $528 and $764 for the three and six months ended June 30, 2004, respectively, and $305 and $690 for the comparable periods in 2003.  Interest expense was $294 and $295 for the three and six months ended June 30, 2004, respectively, and $4 and $10 for the comparable periods in 2003.  Interest income increased due to our investment of the proceeds from the issuance of our convertible subordinated debentures in marketable securities.  Interest expense increased due to the issuance of our 1.75% convertible debentures in May and June of 2004.

Provision for income taxes

The provision for income taxes for the three and six months ended June 30, 2004 increased to $3,170 and $6,776, respectively, from $351 and $1,076 for the comparable periods in 2003.  The increase in the provision was primarily attributable to our increased income before taxes offset by various credits and other permanent items.  The effective tax rate differs from the federal statutory rate primarily due to the following items: non-cash and other permanent income and expense items recognized differently for book and tax purposes; the utilization of federal and state tax credits; and, in 2003, an increase in our valuation allowance related to Jaldi’s net operating losses.  Due to the termination of the proposed merger with Genesis Microchip in the three months ended June 30, 2003, certain merger-related costs treated as non-deductible for tax purposes in the three months ended March 31, 2003 became deductible.  Therefore, the provision for income taxes for the three months ended June 30, 2003 had been reduced to reflect the change in treatment for the six months ended June 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities

As of June 30, 2004 we had cash and cash equivalents of $99,982, short and long-term marketable securities of $168,565 and working capital of $215,681.  Cash provided by operations during the six months ended June 30, 2004 was $15,318 compared to $5,952 during the six months ended June 30, 2003.  The increase in cash flows from operations is directly attributable to higher net income and increases in accounts payable and accrued liabilities, offset by increases in accounts receivable and inventory.

Cash used in investing activities during the six months ended June 30, 2004 was $140,110.  This compares to $19,949 provided by investing activities during the six months ended June 30, 2003.  Cash used in investing activities during the six months ended June 30, 2004 was used primarily for purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset acquisitions.  Cash generated from investing activities during the six months ended June 30, 2003 resulted primarily from maturities of marketable securities.

Cash provided by financing activities was $149,609 and $707 for the six months ended June 30, 2004 and 2003, respectively.  Cash provided by financing activities includes $145,500 in net proceeds from the issuance of convertible subordinated debentures during the six months ended June 30, 2004 (see Capital Resources below).  It also includes proceeds from the issuance of common stock of $4,309 and $707 for the six months ended June 30, 2004 and 2003, respectively.

We anticipate that our existing cash and investment balances, along with cash expected to be generated from operations will be adequate to fund our operating and investing needs for the next twelve months and the foreseeable future.  From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business.  Any such transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Accounts receivable, net

Accounts receivable, net increased to $19,499 at June 30, 2004 from $8,468 at December 31, 2003.  Average days sales outstanding increased to 36 at June 30, 2004 compared to 19 days at December 31, 2003.  The increase in days sales outstanding is attributable to a greater portion of shipments in the last month of the second quarter of 2004 as compared to the third month of the fourth quarter of 2003.

Inventories, net

Inventories, net increased to $15,942 at June 30, 2004 from $10,478 at December 31, 2003.  Inventory turnover remained consistent at approximately 8 from December 31, 2003 to June 30, 2004.  At June 30, 2004, this represents approximately eight weeks of inventory, which is within our target range of six to eight weeks of inventory.

Capital resources

On May 18, 2004, we issued $125,000 of Convertible Subordinated Debentures (“the debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933 and outside of the United States in accordance with Regulation S under the Securities Act.  On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers.  We intend to use the net proceeds from this offering for general corporate purposes, including potential acquisitions.

The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year, beginning November 15, 2004.  The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1,000 principal amount of debentures for a total of 6,159 shares.  This is equivalent to a conversion price of approximately $24.35 per share.  The debentures are convertible if (a) during any calendar quarter, the market price of our common stock exceeds 130% of the conversion price per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, (b) the trading price of the debentures declines to less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other corporate transactions.  We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest.  The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

We have agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and the common stock issuable upon conversion of the debentures.  The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of June 30, 2004 is as follows:

Contractual Obligation	Payments Due By Period
	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond

Operating Leases	$6,824	$2,635	$3,300	$820	$69
Estimated Q3 2004 purchase commitments to contract manufacturers	23,038	23,038	—	—	—

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

RISK FACTORS

Investing in our securities involves a high degree of risk.  If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

(In thousands, except per share data.)

Risks Related to our Operations

We have incurred net losses since our inception, and we may not achieve or sustain annual profitability.

While we had $5,759 and $12,312 of net income in the three and six months ended June 30, 2004, our accumulated deficit is $69,057 through June 30, 2004, and we have never been profitable in any full year period. In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to become profitable. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

•                  the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;

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

•                  changes in product mix, product costs or pricing, or distribution channels; and

•                  general economic conditions and economic conditions specific to the advanced display and semiconductor markets.

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

Average selling prices for our products decline over relatively short time periods while many of our product costs are fixed. When our average selling prices decline, our gross profits decline unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit margins decline. We have experienced these problems and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.

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

The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our ICs in certain customer system applications that required us to institute additional IC level testing. As a result of these field failures we incurred additional costs due to customers returning potentially affected products. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipment of defective products may also harm our reputation with customers.

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

Achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer if that developer’s products are not commercially successful or if that developer chooses to qualify a second source for the products that we promote.

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

A significant amount of our revenue comes from a few customers and distributors. Any decrease in revenues from, or loss of any of these customers or distributors, could significantly reduce our total revenues.

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 71% of our total revenue for the three and six months ended June 30, 2004, and 63% and 65% of total revenue for the three and six months ended June 30, 2003, respectively. During the three and six months ended June 30, 2004, sales to Tokyo Electron Device Limited, or TED, our distributor in Japan, represented 27% and 29% of our total revenue, respectively. Sales to TED represented 31% and 37% of total revenue in the comparable periods in 2003. Sales to our top five end customers accounted for approximately 34% and 32% of our total revenue for the three and six months ended June 30, 2004, respectively, and 38% and 34% of our total revenue for the comparable periods in 2003. As a result of this distributor and end customer concentration, any one of the following factors could significantly impact our revenues:

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

At June 30, 2004, we had three customers that each represented more than 10% of our accounts receivable balance. TED represented 23% and 20% of our total accounts receivable at June 30, 2004 and December 31, 2003, respectively. Neoview, our distributor in Taiwan, represented 12% and 33% of total accounts receivable at June 30, 2004 and December 31, 2003, respectively. A third customer accounted for 10% of total accounts receivable at June 30, 2004 and a fourth customer accounted for 11% of total accounts receivable at December 31, 2003. The failure to pay these balances by TED, Neoview or any other customer representing 10% or more of our total accounts receivable in the future would result in a significant expense that would increase our operating expenses and would reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside the U.S. accounted for approximately 99% of total revenue for the three and six months ended June 30, 2004 and for the comparable periods in 2003. Most of our customers are concentrated in Japan, Taiwan, China and Korea, with aggregate sales from those four countries accounting for 87% and 88% of our total revenue during the three and six months ended June 30, 2004 and 88% during the comparable periods of 2003. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of them outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•                  increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•                  foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, Taiwan and Korea that could result in an increased cost of procuring our semiconductors;

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

•                  outbreaks of SARS in China or other parts of Asia; and

•                  difficulties in collecting accounts receivable.

Our growing presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.

A substantial and potentially increasing portion of our products are manufactured by foundries located in the Peoples Republic of China, or the PRC, and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 30 percent of our employees are located in this area and we made an investment of $10,000 in Semiconductor Manufacturing International Corporation (SMIC) located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

Our dependence on selling through distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.

Selling through distributors reduces our ability to forecast sales and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. This arrangement requires us to manage a more complex supply chain and monitor the financial condition and creditworthiness of our distributors and customers. Our failure to manage one or more of these challenges could result in excess inventory or shortages that could seriously impact our operating revenue or limit the ability of companies using our semiconductors to deliver their products.

Dependence on a limited number of sole-source, third party manufacturers for our products exposes us to shortages based on capacity allocation or low manufacturing yield, errors in manufacturing, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenues.

We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third party foundries for wafer fabrication and other contract manufacturers for assembly and testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect that this may occur in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. From time to time our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margins. We try not to maintain substantial inventories of products, but need to order products long before we have firm purchase orders for those products which could result in excess inventory or inventory shortages.

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

Most of our current manufacturers and customers are located in China, Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. A current manufacturer’s facilities were affected by a significant earthquake in Taiwan in September 1999. As a consequence of this earthquake, the manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our foundry partners’ assembly capacity. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

We use a COT, or customer owned tooling, process for manufacturing some of our products which exposes us to the possibility of poor yields and unacceptably high product costs.

We are building many of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields would result in higher product costs, which could make our products uncompetitive with products offered by our competitors, thereby resulting in low gross profit margins or loss of revenue, or both.

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

Because we do not have long-term commitments from our customers, and plan purchases based on estimates of customer demand which may be inaccurate, we must contract for the manufacture of our products based on those potentially inaccurate estimates.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. Conversely, if our customers or we underestimate demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

Development projects may cause us to incur substantial operating expenses without the guarantee of any associated revenue or far in advance of revenue.

We have development projects that consume large amounts of engineering resources far in advance of product revenue. Our work under these projects is technically challenging and places considerable demands on our limited resources, particularly on our most senior engineering talent, and may not result in revenue for twelve to eighteen months, if at all. In addition, allocating significant resources to these projects may detract from or delay the completion of other important development projects. Any of these development projects could be canceled at any time without notice. These factors could have a material and adverse effect on our long-term business and results of operations.

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

We may become subject to claims involving patents or other intellectual property rights. For example, in early 2000, we were notified by InFocus Corporation (“InFocus”) that we were infringing patents held by InFocus. In February 2000, we entered into a license agreement with InFocus granting us the right to use the technology covered by those InFocus patents. As a result, we recorded a one-time charge of $4,078 for patent settlement expense in the first quarter of 2000. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time-consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims also could force us to do one or more of the following:

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold 9 U.S. patents and have 39 patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies.  We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

To date, we acquired Panstera, Inc. in January 2001, nDSP in January 2002 and Jaldi Semiconductor in September 2002. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August of 2003, and we incurred $8,949 of expenses related to the transaction. Additionally, in the third quarter of 2003, we made an investment of $10,000 in SMIC. We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. In the second quarter of 2004, we raised $150,000 upon the sale of our 1.75% convertible debentures.  We may use these proceeds to fund such future acquisitions or equity investments.

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

Goodwill represents a significant portion of our total assets.

As of June 30, 2004, goodwill amounted to $82,007, or approximately 19% of our total assets. Effective January 1, 2002 with the adoption of new accounting standards we are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations.

We have incurred substantial indebtedness as a result of the sale of convertible debentures.

In the second quarter of 2004, we issued $150 million of 1.75% convertible debentures due 2024 in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. As a result of this indebtedness, our principal obligations will increase substantially. These debt obligations could materially and adversely affect our ability to obtain debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Additionally, we have agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and the common stock issuable upon conversion of the debentures.  If we fail to file the registration statement as required, or if the registration statement is not declared effective as required, we must pay liquidated damages in an amount equal to 0.25% or 0.50% per annum of the principal amount of the debentures.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and our results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Through internal growth as well as acquisition, our headcount grew from 176 employees at the end of 2001 to 290 at June 30, 2004. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue causing decreased profitability.

Risks Related to our Industry

Failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.

Our product development strategies anticipate that consumer demand for flat panel displays and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market for many of our products to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Under-capacity in the advanced display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of LCD panels or other advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.

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

Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:

•                  our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control, commonly referred to as “blank check” preferred stock;

•                  members of our board of directors can only be removed for cause;

•                  the board of directors may alter our bylaws without obtaining shareholder approval; and

•                  shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.

Our principal shareholders have significant voting power and may take actions that may make it more difficult to sell our shares at a premium to take over candidates.

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 12,501,903 shares or approximately 27% of our outstanding common stock as of July 31, 2004. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

In particular, the stock prices of technology companies similar to us have been highly volatile. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. Market fluctuations as well as general economic, political and market conditions including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

(In thousands, except percentages)

Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio.  The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates.  The carrying value of our marketable securities approximates their fair value at June 30, 2004 and December 31, 2003.  Derivative financial instruments are not part of our investment portfolio.

As of June 30, 2004, we had convertible subordinated notes of $150,000 outstanding with a fixed interest rate of 1.75%.  Interest rate changes affect the fair value of these notes, but do not affect earnings or cash flow.

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

While we have not identified any material weaknesses in internal controls, in the course of preparing for our Sarbanes-Oxley Section 404 assertion as of December 31, 2004, we have taken measures to improve the effectiveness of our internal controls.  Among others, we have taken and are taking the following measures:

1.               We have formalized and documented review policies and procedures for accounting transactions and financial reporting.

2.               We have added staff in several areas, including general ledger accounting, accounts receivable, payroll, shipping and receiving and customer service.  The additional staff has helped strengthen our segregation of duties controls.

PART II - OTHER INFORMATION

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Pixelworks 2004 Annual Meeting of Shareholders was held on May 25, 2004 to:

1.               Elect five directors to serve for the following year or until their successors are elected;

2.               Amend Pixelworks’ Articles of Incorporation to provide that the Board of Directors shall be classified only upon the number of directors being set at eight or more;

3.               Amend Pixelworks’ 1997 Stock Incentive Plan to increase the number of shares available for grant under the plan by 1,500,000 shares to bring the total shares reserved for issuance under the plan to 18,340,116;

4.               Approve certain amendments to Pixelworks’ Employee Stock Purchase Plan to provide an absolute ceiling for the automatic increase in the number of shares authorized for issuance under the plan; and

5.               Transact any other business that properly came before the meeting.

The following nominees were elected to serve on the board of directors by the votes and the terms indicated below:

Nominee	For	Withheld	Term Ending

Allen H. Alley	38,526,817	2,501,544	2005
Oliver D. Curme	37,287,490	3,740,871	2005
C. Scott Gibson	37,866,826	3,161,535	2005
Frank Gill	37,233,251	3,795,110	2005
Steven J. Sharp	40,813,952	214,409	2005

The proposal to amend Pixelworks’ Articles of Incorporation was approved and received the following votes:

Votes

For	29,874,467
Against	2,029,675
Abstain	46,382

The proposal to amend Pixelworks’ 1997 Stock Incentive Plan was approved and received the following votes:

Votes

For	23,379,714
Against	8,525,704
Abstain	45,106

The proposal to amend Pixelworks’ Employee Stock Purchase Plan was approved and received the following votes:

Votes

For	18,044,867
Against	13,862,987
Abstain	42,670

There were no other matters that properly came before the meeting that were voted upon.

Item 6:                                                          Exhibits and Reports on Form 8-K

(a)           Exhibits

3.1                                 Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended.

4.1                                 Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association.

4.2                                 Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004.

4.3                                 Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co.

4.4                                 Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc.

10.1                           First Amendment of Lease between Southcenter III & IV Investors LLC and Pixelworks, Inc.

10.2                           Pixelworks, Inc. 1997 Stock Incentive Plan, As Amended.

10.3                           Pixelworks, Inc. 2000 Employee Stock Purchase Plan, As Amended.

31.1                           Certification of Chief Executive Officer.

31.2                           Certification of Chief Financial Officer.

32.1                           Certification of Chief Executive Officer.

32.2                           Certification of Chief Financial Officer.

(b)           Reports on Form 8-K

Reports Furnished

On April 19, 2004, we furnished a report on Form 8-K to report under Item 7 and 12 that on April 19, 2004 we issued a press release announcing our financial results for the quarter ending March 31, 2004.

On April 26, 2004, we furnished a report on Form 8-K to provide under Item 9 the Company’s Letter to Shareholders, which accompanies the Annual Report for the year ended December 31, 2003.

Reports Filed

On May 11, 2004, we filed a report on Form 8-K to report under Item 5 and 7 that on May 11, 2004 we issued a press release announcing our intention to offer $125 million of Convertible Subordinated Debentures, subject to market and other conditions.

On May 13, 2004, we filed a report on Form 8-K to report under Item 5 and 7 that on May 12, 2004 we issued a press release announcing the pricing of an aggregate of $125 million of Convertible Subordinated Debentures due 2024, to be sold in a private offering under Rule 144A (plus up to an additional $25 million aggregate principal amount of such debentures if and to the extent that the initial purchasers exercise a purchase option), subject to market and other conditions.

On May 18, 2004, we filed a report on Form 8-K to report under Item 5 and 7 that on May 18, 2004 we issued a press release announcing the closing of the sale of an aggregate of $125 million of 1.75% Convertible Subordinated Debentures due 2024.

On June 4, 2004, we filed a report on Form 8-K to report under Item 5 and 7 that on June 4, 2004 we issued a press release announcing the closing of the sale of an additional $25 million of 1.75% Convertible Subordinated Debentures due 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated: August 9, 2004	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and
Chief Financial Officer