Form 10-Q
period 2004-09-30
PIXELWORKS INC
filed 2004-11-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Number of shares of Common Stock outstanding as of October 31, 2004: 46,245,034

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.                                                                                   Financial Statements

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$113,921	$75,165
Short-term marketable securities	85,835	5,656
Accounts receivable, net	17,902	8,468
Inventories, net	21,251	10,478
Prepaid expenses and other current assets	5,268	4,826
Total current assets	244,177	104,593

Long-term marketable securities	66,274	19,875
Property and equipment, net	10,309	6,561
Other assets, net	8,556	12,511
Deferred tax assets, net	6,598	3,694
Debt issuance costs, net	4,635	—
Acquired intangible assets, net	2,774	3,535
Goodwill	82,007	82,548
Total assets	$425,330	$233,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,646	$4,330
Accrued liabilities and current portion of long term liabilities	12,275	8,582
Income taxes payable	5,976	—
Total current liabilities	25,897	12,912

Long-term liabilities	1,098	100
Long-term debt	150,000	—
Total liabilities	176,995	13,012

Shareholders’ equity
Preferred stock	—	—
Common stock	305,958	294,235
Shares exchangeable into common stock	6,212	7,888
Deferred stock-based compensation	(149)	(449)
Accumulated other comprehensive loss	(78)	—
Accumulated deficit	(63,608)	(81,369)
Total shareholders’ equity	248,335	220,305
Total liabilities and shareholders’ equity	$425,330	$233,317

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue	$43,970	$35,516	$137,749	$100,080
Cost of revenue (1)	21,896	20,453	68,598	55,625
Gross profit	22,074	15,063	69,151	44,455

Operating expenses:
Research and development (2)	7,782	6,375	22,507	19,976
Selling, general and administrative (3)	6,900	5,464	20,020	16,341
Merger related expenses	—	5,971	—	8,948
Restructuring	—	3,927	—	3,927
Stock-based compensation and amortization of assembled workforce	208	268	706	1,141
Total operating expenses	14,890	22,005	43,233	50,333
Income (loss) from operations	7,184	(6,942)	25,918	(5,878)

Interest income	1,474	248	2,238	937
Interest expense	(657)	(1)	(952)	(10)
Amortization of debt issuance costs	(179)	—	(294)	—
Interest income, net	638	247	992	927
Income (loss) before income taxes	7,822	(6,695)	26,910	(4,951)

Provision for (recovery of) income taxes	2,373	(2,554)	9,149	(1,478)

Net income (loss)	$5,449	$(4,141)	$17,761	$(3,473)

Net income (loss) per share:
Basic	$0.12	$(0.09)	$0.38	$(0.08)
Diluted	$0.11	$(0.09)	$0.37	$(0.08)

Weighted average shares outstanding:
Basic	46,827	45,374	46,596	45,196
Diluted	47,802	45,374	48,214	45,196

(1)	Includes amortization of:
	Acquired developed technology	$132	$132	$396	$396
	Deferred stock-based compensation	—	2	—	7
(2)	Excludes stock-based compensation of:	70	316	223	617
(3)	Excludes stock-based compensation of:	17	72	119	159

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,

	2004	2003
Cash flows from operating activities:
Net income (loss)	$17,761	$(3,473)
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit from stock options	5,579	—
Depreciation and amortization	5,515	4,723
Deferred income tax (benefit) expense	(3,276)	1,023
Stock-based compensation and amortization of assembled workforce	706	1,148
Loss on asset disposals	390	3,927
Amortization of acquired developed technology	396	396
Amortization of debt issuance costs	294	—
Amortization of deferred tax charge	41	—
Deferred rent	67	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,434)	(179)
Inventories, net	(10,773)	(4,500)
Prepaid expenses and other current and long-term assets	(186)	(3,384)
Accounts payable	3,316	2,298
Accrued current and long-term liabilities and income taxes payable	6,696	1,258
Net cash provided by operating activities	17,092	3,237

Cash flows from investing activities:
Purchases of marketable securities	(157,457)	(31,509)
Proceeds from maturities of marketable securities	40,801	40,749
Purchases of property and equipment	(5,657)	(3,749)
Purchases of other assets and investments	(3,031)	(10,253)
Payments on accrued equipment and other asset balances	(3,156)	(191)
Proceeds from sale of assets	3	—
Net cash used in investing activities	(128,497)	(4,953)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt, net	145,500	—
Proceeds from issuances of common stock	4,966	1,636
Lease incentives	124	—
Debt issuance costs	(429)	—
Net cash provided by financing activities	150,161	1,636

Net increase in cash and cash equivalents	38,756	(80)
Cash and cash equivalents, beginning of period	75,165	62,152
Cash and cash equivalents, end of period	$113,921	$62,072

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2	$10
Income taxes	230	868

Supplemental disclosure of non-cash investing and financing activities:
Transfer of cost-based investment to available-for-sale marketable security	$10,000	$—
Acquisitions of property and equipment and other assets under extended payment terms	6,936	—
Release and cancellation of common shares held in escrow	541	—
Debt issuance costs withheld from proceeds	4,500	—

See accompanying notes to condensed consolidated financial statements.

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

Condensed Consolidated Financial Statements

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

The financial information included herein for the three and nine months ended September 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods.  The financial information as of December 31, 2003 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and related disclosures.  Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventories, property and equipment, intangible assets, income taxes, litigation and other contingencies.  The actual results experienced by the Company could differ materially from our estimates.

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

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, we continue to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”).  Entities electing to continue to apply Opinion 25 must make prominent pro-forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied.  Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income would have approximated the pro-forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Net income (loss) as reported	$5,449	$(4,141)	$17,761	$(3,473)
Add: Stock-based compensation included in reported net loss, net of related tax effects	61	242	226	485
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(3,165)	(2,381)	(7,682)	(6,840)
Pro-forma net income (loss)	$2,345	$(6,280)	$10,305	$(9,828)

Reported basic net income (loss) per share	$0.12	$(0.09)	$0.38	$(0.08)
Pro-forma basic net income (loss) per share	$0.05	$(0.14)	$0.22	$(0.22)

Reported diluted net income (loss) per share	$0.11	$(0.09)	$0.37	$(0.08)
Pro-forma diluted net income (loss) per share	$0.05	$(0.14)	$0.21	$(0.22)

The fair value of stock-based compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock Option Plans:

Risk free interest rate	3.74%	2.85%	3.92%	2.84%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	6.1	5.5	6.1	5.5
Volatility	99%	106%	101%	110%

Employee Stock Purchase Plan:

Risk free interest rate	1.87%	1.77%	1.87%	1.74%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	1.3	1.4	1.3	1.2
Volatility	102%	100%	103%	98%

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future periods.

NOTE 3:                                                BALANCE SHEET COMPONENTS

Marketable Securities

We categorize our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  As of September 30, 2004 and December 31, 2003, all balances included in short-term marketable securities are classified as held-to-maturity.  As of December 31, 2003, all balances included in long-term marketable securities are classified as held-to-maturity, however as of September 30, 2004, long-term marketable securities consist of held-to-maturity securities and an available-for-sale security as follows:

Held-to-maturity securities	$56,352
Available-for-sale security	9,922
$66,274

Held-to-maturity marketable securities are stated at amortized cost in the condensed consolidated balance sheets.  We have the positive intent and ability to hold these securities until maturity.  Unrealized gains and losses on held-to-maturity marketable securities were not material at September 30, 2004 and December 31, 2003.

The available-for-sale security is stated at fair value in the condensed consolidated balance sheet.  The available-for-sale security balance represents the fair value of our investment in Semiconductor Manufacturing International Corporation (“SMIC”) at September 30, 2004.  We made a $10,000 investment in SMIC during the third quarter of 2003 and recorded it at cost in other long-term assets at December 31, 2003.  In March of 2004, SMIC completed its initial public offering and as a result, we now account for the investment as an available-for-sale security in accordance with SFAS 115.  At September 30, 2004, the $78 unrealized holding loss on our SMIC investment is recorded in other comprehensive loss, a component of shareholders’ equity.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and do not bear interest.  We do not have any off balance sheet exposure risk related to customers.  Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses resulting from the inability of our customers to make required payments.  Accounts receivable, net consist of the following:

	September 30, 2004	December 31, 2003

Accounts receivable, gross	$18,114	$8,680
Allowance for doubtful accounts	(212)	(212)
Accounts receivable, net	$17,902	$8,468

During the three and nine months ended September 30, 2004 and 2003, we recorded $0 provision for doubtful accounts.

Inventories

Inventories consists of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving, impaired and obsolete items.  Inventories, net consist of the following:

	September 30, 2004	December 31, 2003

Finished goods	$12,519	$7,134
Work-in-process	8,732	3,344
	$21,251	$10,478

The reserve for slow moving, impaired and obsolete items was $1,380 and $1,942 at September 30, 2004 and December 31, 2003, respectively.

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at September 30, 2004 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.  It is not currently possible to predict if or when this will happen, or how much we may sell.  We do not expect that if such sales occur, they will have a material impact on gross profit margin.

Property and Equipment

Property and equipment, net consist of the following:

	September 30, 2004	December 31, 2003

Gross carrying amount of assets	$29,956	$21,778
Accumulated depreciation and amortization	(19,647)	(15,217)
	$10,309	$6,561

Acquired Intangible Assets

Acquired intangible assets, net consist of the following:

	September 30, 2004	December 31, 2003

Gross carrying amount of assets	$5,277	$5,277
Accumulated amortization	(2,503)	(1,742)
	$2,774	$3,535

Accrued Liabilities and Current Portion of Long Term Liabilities

Accrued liabilities and current portion of long term liabilities consists of the following:

	September 30, 2004	December 31, 2003

Payroll and related liabilities	$3,690	$3,502
Accrued payments for asset purchases	2,896	—
Accrued interest payable	970	—
Accrued royalties and sales commissions	876	656
Accrued manufacturing liabilities	811	1,179
Reserve for warranty returns	457	569
Reserve for sales returns and allowances	271	202
Other	2,304	2,474
	$12,275	$8,582

The following is a summary of the change in our reserve for sales returns and allowances for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003

Beginning balance	$202	$588
Provision	601	1,380
Charge offs	(532)	(1,423)
Ending balance	$271	$545

The following is a summary of the change in our reserve for warranty returns for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003

Beginning balance	$569	$769
Provision	145	15
Charge offs	(257)	(139)
Ending balance	$457	$645

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

We have filed a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and the common stock issuable upon conversion of the debentures.  The registration statement was declared effective August 24, 2004.  The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.

Accumulated Other Comprehensive Loss

As of September 30, 2004, we had an unrealized loss, net of tax, on our available-for-sale investment in SMIC of $78.  This unrealized loss was recorded during the period in accumulated other comprehensive loss.  Total comprehensive income for the three and nine months ended September 30, 2004 is as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Net income	$5,449	$17,761
Unrealized loss on available-for-sale marketable security, net of tax	(553)	(78)
Comprehensive income	$4,896	$17,683

During 2003, we had no transactions that were required to be reported in comprehensive income other than net income or loss.

NOTE 4:                                                EARNINGS PER SHARE

The shares used in the computation of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Weighted average common shares outstanding, basic	46,827	45,374	46,596	45,196
Dilutive effect of employee stock options and vesting of restricted stock	975	—	1,618	—
Weighted average common shares outstanding, diluted	47,802	45,374	48,214	45,196

The computation of basic weighted average common shares outstanding includes exchangeable shares.  The exchangeable shares, which were issued on September 6, 2002 by Jaldi, our Canadian subsidiary, to its shareholders in connection with our Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks common stock.

For the three and nine months ended September 30, 2004, respectively, approximately 3,941 and 2,039, weighted average shares related to stock options were excluded from the calculation of diluted weighted average shares outstanding because the exercise prices of these options were equal to, or greater than, the average market price of Pixelworks common stock during these periods.  As a result, their inclusion would have been anti-dilutive.  For the three and nine months ended September 30, 2003, respectively, approximately 3,605 and 4,171 weighted average shares related to stock options were excluded for this reason.  Additionally, 1,285 and 1,258 common stock equivalents related to stock options and vesting of restricted stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, as their inclusion would have been anti-dilutive based upon our net loss position during these periods.

The common shares issuable upon conversion of the convertible subordinated debentures have been excluded from dilutive common shares, as the circumstances that allow for conversion were not met during the periods presented.

NOTE 5:                                                SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for electronic display devices.  Substantially all of our assets are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Japan	$22,572	$18,004	$57,275	$44,188
Taiwan	6,622	7,280	30,357	23,241
China	6,648	3,949	23,436	9,954
Korea	2,960	2,515	10,078	11,184
Europe	2,145	2,381	8,247	5,692
U.S.	489	618	1,684	1,472
Other	2,534	769	6,672	4,349
	$43,970	$35,516	$137,749	$100,080

Significant Customers

Sales to distributors represented 70% and 73% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and 71% and 68% of total revenue for the nine months ended September 30, 2004 and 2003, respectively.  The following distributors accounted for 10% or more of total revenue for certain of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Distributor A	40%	43%	32%	39%
Distributor B	10%	14%	14%	15%
Distributor C	10%	9%	8%	6%

Sales to our top five end customers represented 42% of total revenue for the three months ended September 30, 2004 and 2003.  Sales to our top five end customers represented 34% and 36% of revenue for the nine months ended September 30, 2004 and 2003, respectively.  The following end customers accounted for 10% or more of total revenue for certain of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Customer A	15%	13%	8%	9%
Customer B	11%	9%	8%	8%

End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.

The following accounts represented 10% or more of gross accounts receivable in either period:

	September 30, 2004	December 31, 2003

Account A	40%	20%
Account B	13%	33%
Account C	11%	4%
Account D	4%	11%

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

NOTE 7:                                                RESTRUCTURING

In September 2003, we initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included the discontinuation of research and development efforts related to two products.  As a result of these actions, we determined that certain tangible and intangible assets related to the discontinued product development efforts were permanently impaired because there were no alternate uses for them.  Impaired assets included tooling, licensed technology and prepaid royalties.  The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as a restructuring charge in the three months ended September 30, 2003. We incurred additional expenses in the fourth quarter of 2003 related to this restructuring, including one-time termination benefits and lease costs.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Actual outcomes and results may differ

materially from what is expressed or forecasted in such forward-looking statements due to numerous factors.   Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of market acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.  These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report on Form 10-Q.  If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers representatives.  We sell to distributors in Japan, Taiwan, China and Europe.  Sales to distributors represented 70% and 73% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and 71% and 68% of total revenue for the nine months ended September 30, 2004 and 2003, respectively.  Manufacturer’s representatives support some of our European and Korean sales.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors.  Sales to our top five end customers represented 42% of total revenue for the three months ended September 30, 2004 and 2003.  Sales to our top five end customers represented 34% and 36% of revenue for the nine months ended September 30, 2004 and 2003, respectively.  End customers are customers that indirectly purchase our products through distributors and contract manufacturers as well as directly from us.

Significant portions of our products are sold overseas.  Sales outside the U.S. accounted for approximately 99% and 98% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and 99% of total revenue for the nine months ended September 30, 2004 and 2003.  Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide.  All revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  On an on-going basis, we evaluate our estimates, including those related to product returns, warranty obligations, inventories, property and equipment, intangible assets, income taxes, litigation and other contingencies.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

Sales Returns and Allowances.  Our customers do not have a stated right to return product other than under our warranty policy discussed below.  As such, customer returns are accepted on a case-by-case basis as a customer accommodation only.  However, certain of our distributors have stock rotation provisions in their distributor agreements, which allow them to return 5-10% of the products purchased in the prior six months in exchange for products of equal value.  Certain distributors also have price protection provisions in their agreements with us.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue

Revenue	$43,970	100.0%	$35,516	100.0%	$137,749	100.0%	$100,080	100.0%
Cost of revenue	21,896	49.8	20,453	57.6	68,598	49.8	55,625	55.6
Gross profit	22,074	50.2	15,063	42.4	69,151	50.2	44,455	44.4

Operating expenses:
Research and development	7,782	17.7	6,375	17.9	22,507	16.3	19,976	20.0
Selling, general and administrative	6,900	15.7	5,464	15.4	20,020	14.5	16,341	16.3
Merger related expenses	—	—	5,971	16.8	—	—	8,948	8.9
Restructuring	—	—	3,927	11.1	—	—	3,927	3.9
Stock-based compensation and amortization of assembled workforce	208	0.5	268	0.8	706	0.5	1,141	1.1
Total operating expenses	14,890	33.9	22,005	62.0	43,233	31.4	50,333	50.3
Income (loss) from operations	7,184	16.3	(6,942)	(19.5)	25,918	18.8	(5,878)	(5.9)

Interest income	1,474	3.4	248	0.7	2,238	1.6	937	0.9
Interest expense	(657)	(1.5)	(1)	—	(952)	(0.7)	(10)	—
Amortization of debt issuance costs	(179)	(0.4)	—	—	(294)	(0.2)	—	—
Interest income, net	638	1.5	247	0.7	992	0.7	927	0.9
Income (loss) before income taxes	7,822	17.8	(6,695)	(18.9)	26,910	19.5	(4,951)	(4.9)

Provision for (recovery of) income taxes	2,373	5.4	(2,554)	(7.2)	9,149	6.6	(1,478)	(1.5)

Net income (loss)	$5,449	12.4%	$(4,141)	(11.7)%	$17,761	12.9%	$(3,473)	(3.5% )

Percentages may not add due to rounding.

Revenue

Revenue for the three months ended September 30, 2004 was 24% higher than revenue for the three months ended September 30, 2003.  Revenue for the nine months ended September 30, 2004 was 38% higher than revenue for the nine months ended September 30, 2003.  Changes in units shipped and average selling prices were as follows:

	Percent Change in Units Sold	Percent Change in Average Selling Price

Three months ended September 30, 2004 compared to three months ended September 30, 2003	27%	-3%
Nine months ended September 30, 2004 compared to nine months ended September 30, 2003	52%	-9%

Revenue by market as a percentage of gross revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Multimedia projectors	48%	52%	47%	53%
Advanced televisions	42%	33%	40%	24%
LCD monitors	7%	13%	11%	19%
Other	3%	2%	2%	4%

Multimedia Projectors

Total revenue from multimedia projector sales increased 16% to $21,280 in the third quarter of 2004 from $18,359 in the third quarter of 2003.  Units shipped increased 54%, while average selling prices decreased 25%.  For the nine months ended September 30, 2004, total revenue from multimedia projector sales was $64,380, an increase of 20% over $53,542 for the nine months ended September 30, 2003.  Units shipped during the nine months ended September 30, 2004 were 45% higher than during the nine months ended September 30, 2003, while average selling prices were 17% lower.  The increases in total revenue and units shipped were driven by the sub-$1,000 and consumer segments of the projector market continuing to expand, and due to growth in sales of our front-end processors.  Our current generation front-end processor chip, code named Cheddar, includes an analog to digital converter, Digital Visual Interface (“DVI”) receiver and video decoder in a single chip.

Consistent with the three and nine months ended September 30, 2003, the majority of our sales to multimedia projector manufacturers during the three and nine months ended September 30, 2004 were to customers located in Japan.  Japanese customers accounted for 76% and 68% of total projector revenue for the three months ended September 30, 2004 and 2003, respectively, and 69% and 62% of total projector revenue for the nine months ended September 30, 2004 and 2003, respectively.

We believe that we are likely to realize a sequential decrease of 15-20% in projector revenue in the fourth quarter of 2004.  We expect this decrease to be primarily attributable to an overall softening of the projector market and also to customers who built large quantities of inventory during the third quarter that will be worked down during the fourth quarter.

Advanced Televisions

Total revenue from advanced television sales increased 58% to $18,450 in the third quarter of 2004 from $11,675 in the third quarter of 2003.  Units shipped increased 67%, while average selling prices decreased 6%.  For the nine months ended September 30, 2004, total revenue from advanced television sales was $55,441, an increase of 129% over $24,212 for the nine months ended September 30, 2003.  Units shipped during the nine months ended September 30, 2004 were 157% higher than during the nine months ended September 30, 2003, while average selling prices were 11% lower.

The advanced television market includes products sold into liquid crystal display (“LCD”) televisions, digital cathode ray tube (“CRT”) televisions, plasma displays, and digital rear projection televisions.  Revenue from products sold into the LCD market comprise the majority of our advanced television revenue.

Our advanced television revenue is generated primarily on sales to customers in China, Taiwan, Korea and Japan, with sales to television manufacturers in these four countries comprising 91% and 90% of total television revenue for the three months ended September 30, 2004 and 2003, respectively, and 89% and 90% of total television revenue for the nine months ended September 30, 2004 and 2003, respectively.

In the fourth quarter of 2004, we expect that our advanced television revenue will be equal to, or within 5% of, third quarter 2004 revenue.

LCD Monitors

Total revenue from LCD monitor sales decreased 34% to $3,122 in the third quarter of 2004 from $4,741 in the third quarter of 2003.  Units shipped decreased 67% but average selling prices increased 97%.  For the nine months ended September 30, 2004, total revenue from LCD monitor sales was $14,876, a decrease of 24% over $19,447 for the nine months ended September 30, 2003.  Units shipped during the nine months ended September 30, 2004 were 30% lower than during the nine months ended September 30, 2003, and average selling prices were 10% higher.  The decrease in LCD monitor revenue is attributable in part to our strategy to exit this market.   The decrease is also attributable to some of our customer’s products reaching end of life.  The increase in average selling prices was attributable to an increase in sales of high-end products.

We believe that revenue from LCD monitors is likely to decline further in the fourth quarter, and will represent less than 5% of our total revenue.

Other

Other revenue includes sales of evaluation kits as well as the impact of changes in our reserve for sales returns and allowances.  It also includes sales into small, niche markets that are unrelated to our three primary markets for our products.  We do not expect other revenue to be significant in the near future.

Cost of sales and gross profit

Cost of sales includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, amortization of purchased developed technology and provisions for slow moving and obsolete inventory.

Gross profit increased to 50.2% for the three and nine months ended September 30, 2004 from 42.4% and 44.4% for the comparable periods in 2003.  The increases are primarily driven by a more favorable product mix.

We expect our gross profit margin to decrease to between 46.0% and 48.0% in the third quarter of 2004.  This expected decrease will be due to a less favorable product mix.

Research and development

Research and development expense is primarily comprised of compensation and related costs for personnel, development and non-recurring engineering expenses, depreciation and amortization, expensed equipment and fees for outside services.  Research and development expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Research and development expense, inclusive of stock-based compensation	$7,852	$6,691	$22,730	$20,593

Research and development expense, inclusive of stock-based compensation expense, increased $1,161, or 17%, from the three months ended September 30, 2003 compared to the three months ended September 30, 2004, and $2,137, or 10%, from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 due to the following offsetting factors:

•                  Depreciation and amortization expense increased $639 and $670 for the three and nine month periods,

respectively.  The increases were due to increased licensed technology and software asset purchases during the nine months ended September 30, 2004.

•                  Development-related expenses, including non-recurring engineering and outside services, increased $366 and $853 for the three and nine month periods, respectively.

•                  Expensed equipment and software purchases increased $138 and $517 for the three and nine month periods, respectively.

•                  We recorded $138 and $303 in losses on licensed technology, tooling and software asset disposals in research and development cost centers during the three and nine months ended September 30, 2004, respectively.

•                  Stock-based compensation expense decreased $246 and $394 for the three and nine month periods respectively, due to our use of the accelerated method of expense recognition, under which less expense is recognized in later periods.

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

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.  Selling, general and administrative expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Selling, general and administrative inclusive of stock-based compensation	$6,917	$5,536	$20,139	$16,500

Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $1,381, or 25%, from the three months ended September 30, 2003 compared to the three months ended September 30, 2004, and $3,639, or 22%, from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 due to the following factors:

•                  Compensation costs increased $547 and $1,283 for the three and nine month periods, respectively.  The increases are attributable to an increase in headcount in administrative and sales and marketing personnel required to support our growing revenue base and new regulatory requirements.

•                  Outside services, including accounting and legal fees, increased $260 and $732 for the three and nine month periods, respectively.  The increases are attributable to higher legal fees related to patent applications, legal fees associated with restructuring corporate subsidiaries in China, and accounting fees incurred during 2004 related to Sarbanes-Oxley compliance.

•                  Travel and trade show expenses increased $51 and $377 for the three and nine month periods, respectively.

•                  Depreciation and amortization expense and expensed equipment increased $186 and $262 for the three and nine month periods, respectively.

•                  Charitable contributions increased $101 and $153 for the three and nine month periods, respectively.

•                  Telephone and other communications expenses increased $59 and $172 for the three and nine month periods, respectively.

•                  Recruiting expenses increased $36 and $144 for the three and nine month periods, respectively.

•                  Investor relations expenses increased $24 and $117 for the three and nine month periods, respectively.

•                  Commission expense increased $91 and $110 for the three and nine month periods, respectively.  These increases are directly attributable to the increases in revenue during these periods.

We expect our selling, general and administrative expenses to increase in future periods.  The increases will result from higher sales-related and overhead costs that will be required to support a higher revenue base.

Merger-related expenses

On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip.  On August 5, 2003, we entered into an agreement terminating the merger.  In the termination agreement, we agreed to pay a termination fee of $5,500 to Genesis Microchip.  The fee was payable upon termination of the agreement, and was recognized as an expense in the three month period ended September 30, 2003.  Total expenses related to the merger during the three and nine months ended September 30, 2003 were $5,971 and $8,948, respectively.

Restructuring

In September 2003, we initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included the discontinuation of research and development efforts related to two products.  As a result of these actions, we determined that certain tangible and intangible assets related to the discontinued product development efforts were permanently impaired because there were no alternate uses for them.  Impaired assets included tooling, licensed technology and prepaid royalties.  The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as a restructuring charge in the three months ended September 30, 2003. We incurred additional expenses in the fourth quarter of 2003 related to this restructuring, including one-time termination benefits and lease costs.  There were no restructuring expenses in 2004.

Stock-based compensation and amortization of assembled workforce

Stock-based compensation and amortization of assembled workforce was $208 and $706 for the three and nine months ended September 30, 2004, respectively, compared to $268 and $1,141 for the comparable periods in 2003.  Stock-based compensation and amortization of assembled workforce decreased due to our use of the accelerated method of expense recognition for deferred stock-based compensation, under which less expense is recognized in later periods.

Interest income, net

Interest income, net includes interest income earned on cash equivalents and short and long-term marketable securities, interest expense related to the 1.75% convertible subordinated debentures that we issued in May and June of 2004, and amortization of our debt issuance costs which have been capitalized and are included in long term assets on the balance sheet.  The debt issuance costs are being amortized over a 7 year term.

Interest income was $1,474 and $2,238 for the three and nine months ended September 30, 2004, respectively, and $248 and $937 for the comparable periods in 2003.  Interest expense was $657 and $952 for the three and nine months ended September 30, 2004, respectively, and $1 and $10 for the comparable periods in 2003.  Amortization of debt issuance costs was $179 and $294 for the three and nine months ended September 30, 2004.  Interest income increased due to our investment of the proceeds from the issuance of our convertible subordinated debentures in marketable securities.  The increase in interest expense is also attributable to the issuance of the 1.75% debentures.

Provision for income taxes

The provision for income taxes for the three and nine months ended September 30, 2004 increased to $2,373 and $9,149, respectively, from a benefit of $2,554 and $1,478 for the comparable periods in 2003.  The increase in the provision was primarily attributable to our increased income before taxes offset by various credits and other permanent items.  The income tax benefit for the 2003 periods was mainly attributable to diminished full-year taxable income forecasts after certain expenses became deductible following the cancellation of the proposed merger with Genesis Microchip.  For the periods presented, the effective tax rate differs from the federal statutory rate primarily due to the following items: non-cash and other permanent income and expense items recognized differently for book and tax purposes; the utilization of federal and state tax credits; a contingency relating to permanent establishment in foreign jurisdictions; and, in 2003, an increase in our valuation allowance related to Jaldi’s net operating losses.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities

As of September 30, 2004 we had cash and cash equivalents of $113,921, short and long-term marketable securities of $152,109 and working capital of $218,280.  Cash provided by operations during the nine months ended September 30, 2004 was $17,092 compared to $3,237 during the nine months ended September 30, 2003.

Cash used in investing activities during the nine months ended September 30, 2004 was $128,497.  This compares to $4,953 used in investing activities during the nine months ended September 30, 2003.  Cash used in investing activities during the nine months ended September 30, 2004 was used for purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset acquisitions.  Cash used in investing activities during the nine months ended September 30, 2003 was used primarily for purchases of marketable securities and other assets and investments.

Cash provided by financing activities was $150,161 and $1,636 for the nine months ended September 30, 2004 and 2003, respectively.  Cash provided by financing activities includes $145,500, net in proceeds from the issuance of convertible subordinated debentures during the nine months ended September 30, 2004 (see capital resources below).  It also includes proceeds from the issuance of common stock from the exercise of stock options and purchase of employee stock purchase shares in the amount of $4,966 and $1,636 for the nine months ended September 30, 2004 and 2003, respectively.

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

Accounts receivable, net

Accounts receivable, net increased to $17,902 at September 30, 2004 from $8,468 at December 31, 2003.  Average days sales outstanding increased to 37 at September 30, 2004 compared to 19 days at December 31, 2003.  The increase in days sales outstanding is attributable to a greater portion of shipments in the last month of the third quarter of 2004 as compared to the last month of the fourth quarter of 2003.

Inventories, net

Inventories, net increased to $21,251 at September 30, 2004 from $10,478 at December 31, 2003.  Inventory turnover on an annualized basis decreased from approximately 8 at December 31, 2003 to approximately 5 at September 30, 2004.  At September 30, 2004, this represents approximately eleven weeks of inventory.  The decrease in inventory turnover is primarily attributable to our lower than anticipated sales for the third quarter of 2004.

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

We have filed a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and the common stock issuable upon conversion of the debentures.  The registration statement was declared effective August 24, 2004.  The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of September 30, 2004 is as follows:

	Payments Due By Period
Contractual Obligation	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond

Long-term debt	$150,000	$—	$—	$—	$150,000
Estimated Q4 2004 purchase commitments to contract manufacturers	19,695	19,695	—	—	—
Operating leases	8,040	2,655	4,020	1,296	69

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

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.  The consensus requires that all issued securities that have embedded conversion features that are contingently exercisable upon occurrence of a market-price condition be included in the calculation of diluted earnings per share, regardless of whether the market price trigger has been met.  The consensus applies to instruments with embedded conversion features that are contingently exercisable upon occurrence of a market-price condition or upon the occurrence of another contingency; however it does not apply to instruments with embedded conversion features that are contingently exercisable upon the occurrence of a market price condition and upon the occurrence of another contingency.  This consensus must be applied by retroactive restatement and is expected to become effective for fiscal periods ended after December 14, 2004.  When application of this consensus is required, we expect that we will restate our diluted earnings per share to include the dilutive effect of the shares issuable upon conversion of our 1.75% convertible debentures.

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

While we had $5,449 and $17,761 of net income in the three and nine months ended September 30, 2004, our accumulated deficit is $63,608 through September 30, 2004, and we have never been profitable in any full year period. In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to remain profitable. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 70% and 71% of our total revenue for the three and nine months ended September 30, 2004, respectively, and 73% and 68% of total revenue for the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2004, sales to Tokyo Electron Device Limited, or TED, our distributor in Japan, represented 40% and 32% of our total revenue, respectively. Sales to TED represented 43% and 39% of total revenue in the comparable periods in 2003. Sales to our top five end customers accounted for approximately 42% and 34% of our total revenue for the three and nine months ended September 30, 2004, respectively, and 42% and 36% of our total revenue for the comparable periods in 2003. As a result of this distributor and end customer concentration, any one of the following factors could significantly impact our revenues:

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

At September 30, 2004, we had three customers that each represented more than 10% of our accounts receivable balance. TED represented 40% and 20% of our total accounts receivable at September 30, 2004 and December 31, 2003, respectively. Neoview, our distributor in Taiwan, represented 13% and 33% of total accounts receivable at September 30, 2004 and December 31, 2003, respectively. A third customer accounted for 11% of total accounts receivable at September 30, 2004 and a fourth customer accounted for 11% of total accounts receivable at December 31, 2003. The failure to pay these balances by these or any other customer representing 10% or more of our total accounts receivable in the future would result in a significant expense that would increase our operating expenses and would reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside the U.S. accounted for approximately 99% and 98% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and 99% of total revenue for the nine months ended September 30, 2004 and 2003.  Most of our customers are concentrated in Japan, Taiwan, China and Korea, with aggregate sales from those four countries accounting for 88% of our total revenue for the three and nine months ended September 30, 2004 and 89% and 88% during the comparable periods of 2003. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of them outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

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

A substantial and potentially increasing portion of our products are manufactured by foundries located in the Peoples Republic of China, or the PRC, and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 33 percent of our employees are located in this area and we made an investment of $10 million in Semiconductor Manufacturing International Corporation (SMIC) located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. We hold 15 U.S. patents and have 42 patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies.  We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.

Any acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

To date, we acquired Panstera, Inc. in January 2001, nDSP in January 2002 and Jaldi Semiconductor in September 2002. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August of 2003, and we incurred $8,949 of expenses related to the transaction. Additionally, in the third quarter of 2003, we made an investment of $10,000 in SMIC. We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies. In the second quarter of 2004, we raised $145,500, net, upon the sale of our 1.75% convertible debentures.  We may use these proceeds to fund such future acquisitions or equity investments.

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

We may not be able to successfully integrate businesses, products, technologies or personnel that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.  In addition, if we acquire companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Pixelworks.  Our inability to address these risks could negatively affect our operating results.

Goodwill represents a significant portion of our total assets.

As of September 30, 2004, goodwill amounted to $82,007, or approximately 19% of our total assets. We are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations.

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

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount from 241 employees at the end of 2003 to 319 at September 30, 2004. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue causing decreased profitability.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 11,846,113 shares or approximately 25% of our outstanding common stock and exchangeable shares as of October 31, 2004. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

•                  announcements of future expectations by our customers;

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

We may be unable to meet changing laws, regulations and standards relating to corporate governance and public disclosure.

We are spending an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules.  In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. We are currently documenting and testing our internal control systems and procedures and implementing improvement measures.  This process has required that we hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses.  In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements.  Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of positive attestation by our independent registered public accounting firm. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

(In thousands, except percentages)

Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio.  The risks associated with market, liquidity and principal are mitigated by our policy of investing in high-credit quality securities and limiting concentrations of issuers and maturity dates.  The carrying value of our marketable securities approximates their fair value at September 30, 2004 and December 31, 2003.  Derivative financial instruments are not part of our investment portfolio.

As of September 30, 2004, we had convertible subordinated notes of $150,000 outstanding with a fixed interest rate of 1.75%.  Interest rate changes affect the fair value of these notes, but do not affect earnings or cash flow.

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

Item 6:                   Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1                           Certification of Chief Executive Officer.

31.2                           Certification of Chief Financial Officer.

32.1                           Certification of Chief Executive Officer.

32.2                           Certification of Chief Financial Officer.

(b)           Reports on Form 8-K

Report Furnished

On July 20, 2004, we furnished a report on Form 8-K to report under Item 7 and 12 that on July 20, 2004 we issued a press release announcing our financial results for the quarter ending June 30, 2004.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated: November 9, 2004	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and
Chief Financial Officer