Form 10-K
period 2004-12-31
PIXELWORKS INC
filed 2005-03-15
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-30269

PIXELWORKS, INC.

(Exact name of registrant as specified in its charter)

Oregon	91-1761992
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

8100 SW Nyberg Road, Tualatin, OR	97062	(503) 454-1750
(Address of principal executive offices)	(Registrant’s zip code)	(Registrant’s telephone number,
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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X] No [   ]

Aggregate market value of voting Common Stock held by non-affiliates of the Registrant at June 30, 2004: $656,468,848. For purposes of this calculation, executive officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at February 28, 2005: 46,436,657.

Documents Incorporated by Reference

Portions of the Registrant’s proxy statement relating to its 2005 Annual Shareholder’s Meeting, to be filed subsequently – Part III.

PIXELWORKS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

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

Concurrent with the move to new pixilated displays, broadcasters and consumer electronics manufacturers are moving ahead with the introduction of video in digital formats, including the much-anticipated high-definition television, or HDTV. Current broadcast standards were also developed in the middle of the last century and were optimized for display on CRT televisions. The signals are formatted in low resolutions that do not provide sufficient visual information and do not look crisp when displayed on larger screens. The new digital television standards promise cleaner broadcast signals that can transmit a high-definition signal in widescreen format for a cinema-quality viewing experience.

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

Advanced Display Industry

Pixelworks serves three fast-growing markets that are reshaping how business users and consumers interact with information and entertainment, including advanced televisions, multimedia projectors and flat panel monitors. The display industry’s shift toward digital, fixed-pixel display technologies is creating a need for video signal processing electronics that achieve the necessary performance, in terms of image quality, ease of use and cost, to spur the transition to mainstream market adoption. These three markets are in different stages of maturity and they each have unique requirements and dynamics.

Advanced Television Market

While the television is a widely accepted technology worldwide, the transition to digital-based television is just beginning. According to a display industry analyst, in 2004 non-CRT televisions using digital display technologies, referred to as advanced televisions, surpassed for the first time the important inflection point of five percent penetration of the total television units out of the worldwide market of 164 million units. Advanced televisions sold 12.1 million units for a market share of 7.4 percent.

Looking ahead, the shift to televisions using digital display technology that would require digital video signal processing ICs is accelerating. The display technologies include liquid crystal displays, or LCDs, plasma display panels, or PDPs, and rear-projection televisions using LCDs, digital micro-mirror devices, or DMDs, and newer technology such as liquid crystal on silicon, or LCoS. In 2008, advanced televisions are projected to comprise more than one out of every four television units sold worldwide. While the entire television market is forecast to grow from 164 million units to more than 203 million units, a compound annual growth rate of 5.5 percent, the advanced television market totaled 12.1 million units in 2004 and is forecast to grow to 54.8 million units in 2008 for a compound annual growth rate of 46 percent.

Looking more closely at the growth forecasted a display industry analyst, two sub-categories will drive the adoption of advanced televisions as consumers choose thin-screen televisions for their homes. LCD televisions are expected to lead the transition among advanced televisions rising from 8.7 million units in 2004 to 36.7 million units in 2008, a compound annual growth rate of 43 percent. Plasma display televisions are expected to grow at a similar rate to LCD televisions, although at approximately one quarter of the overall units due to their higher average selling price based on their larger form factor. Plasma display televisions are estimated to grow from 2.0 million units in 2004 to 11.8 million units in 2008, a compound annual growth rate of 56 percent.

Rear-projection television, or RPTV, growth is projected to be modest between 2004 and 2008, growing from 5.7 million units to 7.5 million units for a compound annual growth rate of 7.2 percent. However, the underlying architecture of RPTV is shifting from older projection TVs using analog CRT technology to newer digital technologies. In 2004, approximately 26 percent of RPTVs are based on digital display technologies. That is expected to exceed 84 percent in 2008 with 6.3 million units, comprised of DMD, LCD and LCoS, for a combined compound annual growth rate of 43 percent.

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

The introduction of a new broadcast standard requiring the use of digital transmission rather than analog methods is an important transition in the industry. Digital television offers a clearer image than analog and enables the transmission of high-definition standards, a wide-screen format, less interference and new types of applications such as interactivity and data transmission. In the United States, the digital television standard is referred to as the ATSC format with similar broadcast standards being developed in Europe and in Japan called DVB and ARIB, respectively. Digital television standards are making significant in-roads into the consumer market. In the United States, a display industry analyst is predicting a 40 percent compound annual growth rate for the next five years from a base of 7.0 million units of digital televisions in 2004 growing to 27.1 million in 2008.

The second trend driving the growth of new entrants into the television market illustrates the shift in the supply chain from electronics developed by vertically integrated manufacturers toward those provided by third-party companies such as Pixelworks. With strong growth expected in advanced televisions, consumer electronics and PC manufacturers are converging on the television as the information and entertainment gateway. In addition, regional manufacturers in Asia are attempting to gain a position in the market that further increases the competitive landscape.

Multimedia Projector Market

The multimedia projector market is continuing to mature with steady growth as prices continue to decline and models are becoming more targeted, including an emerging segment for consumers. In 2004, 3.5 million units were sold worldwide. A display industry analyst is forecasting that in 2008 the multimedia projector market will expand to 11.8 million units, for a compound annual growth rate of 35 percent.

Two digital display technologies are currently used in multimedia projectors. In 2004, approximately 60 percent of the market was using liquid crystal displays while the remainder was utilizing digital micro-mirror devices, according to a display industry analyst. Models range from larger units designed for installation, to ultra-portable devices weighing less than two and a half pounds for maximum portability.

The largest segment of the market serves professional users who use multimedia projectors to display presentation materials from PCs and for showing video presentations. Requirements for the professional market include portability, compatibility with multiple sources and features that ensure simple operation. While businesses will continue to purchase projectors, we expect the growth in the professional segment to come mainly from the education and government sectors.

One of the drivers for growth in the multimedia projector market is the emerging market for consumer projectors for home entertainment. Consumers are discovering that they can have a satisfying home cinema experience by investing in a sub-$1,000 multimedia projector. In order to achieve attractive price targets, manufacturers are developing models using lower resolution displays, often with 800-by-600 pixel resolution, also known as SVGA which is an acronym for Super Video Graphics Array, and using lower cost liquid crystal displays. According to a display industry analyst, the consumer market for multimedia projectors was 393,000 units in 2004 with the segment growing to 1.5 million units in 2008 for a compound annual growth rate of 39 percent.

LCD Monitor Market

The desktop computer market has led the transition to digital display technologies with liquid crystal display monitors becoming available in 1997. Since that time, sales for LCD monitors have surged into the mainstream and are now the dominant desktop display technology. In 2004, a display industry analyst reported that 67.6 million LCD monitors were shipped worldwide, which comprised 51 percent of the desktop monitor market. Looking ahead, the display industry analyst forecasts that the growth will continue in coming years with 2008 shipments forecast to be 136.8 million units, a compound annual growth rate of 19.3 percent. According to the analyst’s forecasts, LCD monitors are expected to comprise nearly 82 percent of the market at that time.

LCD monitors are segmented primarily by size and resolution, which is directly proportionate to average selling price. According to the display industry analyst, the greatest number of LCD monitor units sold in 2004 consisted of a 17-inch monitor at SXGA resolution, an acronym for Super Extended Graphics Array, which denotes that the screen consists of a matrix of 1,280-by-1,024 pixels. Larger monitor sizes with higher resolutions up to 1,600-by-1,200, referred to as Ultra Extended Graphics Array, or UXGA, are used in applications such as at engineering workstations and by graphics designers where users are working on very high-resolution images. UXGA resolution monitors currently comprise less than three percent of the LCD monitor units.

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

As the advanced display industry has grown rapidly, we have expanded and adapted our products to meet the needs of manufacturers in terms of performance, cost and functionality. Our product development strategy is to take a systems-level approach, which means we design products from the manufacturers’ viewpoint in terms of analyzing how we can integrate maximum functionality at a reasonable cost. We believe that by developing parts that anticipate the requirements of our target markets we will help accelerate the adoption of advanced display technologies.

Products

We currently have the following product categories in our portfolio:

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

ImageProcessor ICs were our first product offerings and continue to form the core of our business in each of our markets. We have continued to design the architecture for optimal performance and manufactured the ICs on processes that align with our customers’ requirements. Additionally, since our ImageProcessor ICs include the microprocessor for the entire system, we provide a complete software development environment and operating system that enables our customers to rapidly develop their products, customize the “look and feel” of their products, and provide a consistent software architecture across product lines and product categories. Our most recently developed ImageProcessor ICs, code-named Photopia, target the advanced television and digital projector markets. Photopia integrates our most advanced de-interlacing and color processing technologies.

We continue to strive for further integration and are introducing a family of ImageProcessor ICs that combine video decoding, analog-to-digital conversion, de-interlacing and image processing functions onto a single chip. This new line of “all-in-one” chips is a true single-chip solution that was created by integrating our Photopia architecture with our most advanced Video SignalProcessor technology. We have designed numerous variations to meet the function and price requirements of each of the advanced display markets that we serve.

Video SignalProcessor ICs. Integrated circuits in this category are discrete semiconductors that are companion chips for our ImageProcessor ICs and offer manufacturers more flexibility in their multimedia projection and advanced television system architectures. Video SignalProcessor ICs are most frequently used to pre-process video signals prior to sending them to an ImageProcessor IC. By offering these ICs, we can target specific needs in our markets and can perfect our technology developments prior to integrating the technology into our ImageProcessor ICs.

We currently produce two classes of Video SignalProcessor ICs. The first category is the IC family that performs de-interlacing. Currently, many video signals are delivered in an interlaced format which means that each frame of video is sent in two sequential fields comprised of first the odd-numbered rows and then the even-numbered. However, most advanced display technologies show fields in a single frame so the two separate fields must be reconstituted into a single frame of video information. This process presents many challenges and can introduce visual artifacts into the image, but our Video SignalProcessor ICs use patented de-interlacing technology to maximize video quality. We currently sell our de-interlacing Video SignalProcessor family into the advanced television market, including the advanced CRT segment, as well as the multimedia projector market.

Our second class of Video SignalProcessor ICs are signal interface chips that combine a multi-standard video decoder and analog-to-digital converter for processing current television formats and new digital television standards. Certain versions also include a DVI receiver. We currently offer our signal interfacing Video SignalProcessor family in the multimedia projector and advanced television markets.

MediaProcessor ICs. We have developed a new class of products to support the display of new digital television formats, including HDTV. The digital broadcast standards transmit data encoded using a signal compression format known as “MPEG,” named for the Motion Picture Experts Group which established it. Our MediaProcessor ICs decode MPEG video streams and are central to building televisions to display the new digital standards. Our first-generation product, the PWM2000 MediaProcessor IC, resulted from our partnership with Toshiba. The PWM2000 chip provides a cost-effective, high quality solution for customers developing high definition televisions.

Smart TCON ICs. The timing controller, or TCON, is a discrete semiconductor that is integrated into a liquid crystal display panel. The TCON translates a signal from the image processing electronics into a format which instructs each sub-pixel in the display as to the amount of light it should emit during each screen refresh, which is usually 60 times per second. We have developed a programmable timing controller technology that improves LCD performance by increasing response speed and contrast while also lowering system costs by replacing the purpose-built discrete ICs that are in use today.

Digital TV Production Reference Designs. In order to assist manufacturers in their development of advanced television designs, we pioneered the concept of our Digital TV Production Reference Designs. By rigorously studying market demands and evaluating systems for performance and cost, Pixelworks developed production-ready designs that an advanced television manufacturer can quickly implement based on our complete hardware and software solution.

As part of the Digital TV Production Reference Designs, we provide a complete circuit board using our ImageProcessor, MediaProcessor and Video SignalProcessor ICs as well as a system software architecture. Each system is able to be adapted to conform to standards in any geography that assists our customers in navigating the worldwide digital television standards, including features such as Closed Captioning, V-chip and Teletext.

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

Advanced Television Technologies

We have a suite of technologies that are designed to serve the advanced television market which we call DNX – Digital Natural ExpressionTM.   Pixelworks’ DNXTM video processing technology dramatically improves the quality of video images by combining multiple enhancement techniques to deliver clear, natural-looking standard and high-definition video images. DNX technology utilizes sophisticated digital video processing to deliver a lifelike picture through a combination of techniques.

•	DNX Motion-Adaptive De-Interlacing. We have developed a proprietary video processing technology to convert interlaced content into progressive content that virtually eliminates image artifacts such as stair-stepping, often referred to as ‘jaggies,’ that can occur with less sophisticated techniques. Our motion-adaptive de-interlacing is able to analyze the content and apply the most appropriate methods for both standard television formats and also high-definition television formats. In addition, DNX Motion-Adaptive De-Interlacing automatically recognizes when incoming signals were originally captured on film so that special methods are employed to display the content.

•	DNX PixelBoostTM. A technology that improves pixel response to eliminate blurring in fast-motion video as seen on some LCD panels. Liquid crystal display pixels are not able to turn on and off as rapidly as pixels in CRTs, which results in blurry images when content contains quick movements. PixelBoost technology can compensate for this property of LCD panels by manipulating the content in a way that makes it display more crisply on the screen.

•	DNX Rich Color Processing. A technology that renders more than one billion colors with 10-bit color processing and also optimizes content appearance for various display technologies. While several companies have developed and sold 10-bit processing using expensive proprietary solutions, we believe Pixelworks is the only supplier of a commercially available true 10-bit processing solution.

•	DNX Video Enhancement Processing. Most content has been encoded in order to enhance its appearance on CRT-based televisions which makes it appear unnatural when displayed on LCDs, DMDs or plasma displays. Our DNX Video Enhancement Processing enables manufacturers to apply filters that compensate for the signals in order to produce sharp, rich picture quality.

•	DNX Noise Reduction. Digital displays often appear to create movement where none exists because pixels flicker in areas where there is no motion, creating a distracting shimmering effect. This is referred to as ‘noise.’ We have developed proprietary technology that minimizes noise for a stable, accurate video image.

Other key video technologies include:

•	SteadySyncTM Weak Signal Compatibility. In many parts of the world, television viewers still receive their content via over-the-air broadcast. Our SteadySync technology is able to compensate for broadcast signals that are weak by being able to better lock onto a signal and display a picture. This technology helps users in under-served regions to better receive television broadcasts, which is attractive for manufacturers serving developing countries.

•	Intelligent Windowing. Intelligent windowing offers consumers control over how they view multiple content simultaneously. Our ImageProcessor ICs for advanced televisions are capable of displaying video and computer content in various, user-controlled formats such as side-by-side, Picture-In-Picture, or PIP, and Picture-On-Picture, or POP, where as many as 12 images from various other sources or channels can be monitored while watching a primary viewing window. Our Intelligent Windowing delivers additional flexibility with adjustable transparency and user-controlled resizing of windows.

Multimedia Projector Technologies

•	Digital Keystone Correction. We pioneered digital keystone correction technology and it is now established as a key feature on multimedia projectors. When projecting an image, if the digital projector is not perpendicular to the surface on which it is shining the image, the image will be distorted. Our digital keystone correction modifies the geometry of the image in our ImageProcessor IC so that it will appear that the image is ‘squared up,’ which allows a projector to be placed virtually anywhere in the room. Our ICs have the ability to adjust the image both vertically and horizontally. With our CornerKlickTM feature, a user can simply correct the image using our unique user interface.

LCD Panel Technologies

•	Smart Timing Controllers. Typically, every LCD module requires a specific IC called a timing controller, or TCON, that is a purpose-built, discrete component with the function of signaling the LCD module when to turn the pixels on and off. We have led the development of a new type of TCON that is programmable so it is able to work with most LCD modules. LCD manufacturers benefit by no longer having to design and build a unique component for each module. Additionally, we implemented new signal processing techniques that enhance pixel response times and contrast ratios.

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

Our global distribution channel is multi-tiered and involves:

•	Distributors. Distributors are resellers in local markets who provide pre- and post-sales support and stock our semiconductors in direct relation to specific manufacturing customer orders. Sales to distributors accounted for 69%, 69% and 68% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Our largest distributor, Tokyo Electron Device, or TED, is located in Japan. TED represented 31%, 39% and 45% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively, and accounted for 26% and 20% of our total accounts receivable at December 31, 2004 and 2003, respectively. Revenue through TED to a single end customer, Seiko Epson Corporation, accounted for 8%, 7% and 10% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

No other single end customers have accounted for more than 10% of total revenue during the three years ended December 31, 2004.

Neoview, located in Taiwan, has historically been our second largest distributor. Neoview represented 13%, 16% and 12% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively, and 8% and 33% of our total accounts receivable at December 31, 2004 and 2003, respectively. Effective February 4, 2005, we terminated our distributor relationship with Neoview and we now sell products directly to Taiwanese customers previously served by Neoview as well as through our other Taiwanese distributors.

We also have distributor relationships in China and Europe.

•	Direct Relationships. We have established direct relationships with companies that manufacture advanced display systems. Some of our direct relationships are supported by manufacturers’ representatives, which are independent sales agents who represent us in local markets and provide pre- and post-sales support but do not carry inventory. Revenue through direct relationships accounted for 31%, 31% and 32% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. We have identified three classifications of direct relationships as follows:

o	Integrators. Integrators are OEM customers who build display devices based on specifications provided by branded manufacturers.

o	Branded Manufacturers. Branded manufacturers are globally recognized manufacturers who develop display device specifications, manufacture, market and distribute display devices either directly or through resellers to end-users.

o	Branded Suppliers. Branded suppliers are globally recognized suppliers who develop display device specifications and then source them from integrators, typically in Asia, and distribute them either directly or through resellers to end-users.

Looking ahead, we anticipate an increase in the percentage of revenue through direct relationships. An example of this transition is the termination of our distributor agreement with Neoview, our Taiwanese distributor, described previously. We expect this change to strengthen our relationships with our direct customers and to be cost effective.

Our sales and marketing team included 99 employees as of December 31, 2004. The sales and marketing team includes 63 field application engineers who provide technical expertise and assistance to manufacturing customers on final product development. We have sales, marketing and support personnel in the U.S., China, Taiwan, Japan and Korea.

Seasonality

Historically, our sales have been higher in the second half of the year, primarily due to holiday demand for consumer electronics including advanced televisions and flat panel monitors. Additionally, the multimedia projector market is subject to seasonality with higher shipments typically occurring in the fourth quarter. During 2004, however, our sales to the projector market decreased significantly which led to lower revenue in the second half of the year than the first half of the year. The decrease in projector sales was attributable to a general weakening of the projector market and to market share lost in the DLP (Digital Light Processing) sector of the projector market.

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

Backlog

Our sales are made pursuant to customer purchase orders for delivery of standard products. The quantity of products actually purchased by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and in product availability. Our entire order backlog is cancelable, with a portion subject to cancellation fees. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.

Research and Development

Our internal research and development efforts are focused on the development of our semiconductors for the advanced television market, multimedia projector market and certain segments of the LCD monitor market. Our development efforts are focused on pursuing higher levels of integration and new features in order to extend our system-on-chip semiconductors and discrete ICs to provide our customers with electronics solutions, including software, service and support, that enable them to introduce market leading products. These higher levels of integration are designed to reduce components on circuit boards and help to lower final systems costs for our customers.

In addition to our 63 field applications engineers, on December 31, 2004, we had 179 engineers, technologists and scientists who are organized into the following functional groups: Integrated Circuit Design, Software Engineering, Video and Image Processing Engineering, Display Interface Engineering, Systems Engineering and Product and Test Engineering.

We have invested, and expect that we will continue to invest, significant resources in research and development activities. Our research and development expenses, inclusive of stock-based compensation, were $30.6 million, $27.4 million and $29.0 million in 2004, 2003, and 2002, respectively.

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

Intellectual Property

We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our system-on-chip technology. As of February 2005, we held 15 patents and had 46 patent applications pending with the U.S. Patent and Trademark Office, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays.

We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products as necessary. Any future patents may not be granted, and if granted, may be invalidated, circumvented, challenged or licensed to others.

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

Our current products face competition from specialized display controller developers and in-house display control ICs designed by our customers and potential customers. Additionally, new, alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer.

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include ATI, Genesis Microchip, I-Chips, ITE, Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Oplus, Realtek, Silicon Image, Silicon Optix, STMicroelectronics, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, Koninlijke Philips Electronics, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets.

Employees

As of December 31, 2004, we had a total of 349 employees – 179 in engineering, 99 in sales and marketing, of which 63 are field application engineers and 36 are sales and marketing staff, 18 in operations and 53 in administration, including finance, information technology, human resources and general administration. Of these employees, 172 are in the United States. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our relationship with our employees to be good. Our future success will depend in large part on our ability to continue to attract, retain, and motivate highly skilled and qualified personnel.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. in Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge through a link on our website at www.pixelworks.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form

8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.

Item 2. Properties

We lease approximately 77,000 square feet in two buildings in Tualatin, Oregon, which house our corporate headquarters, and include engineering, operations, sales and marketing and administrative facilities. These leases expire at various dates through February 2009.

We lease approximately 9,000 square feet in Campbell, California and 12,000 square feet in Ontario, Canada. These facilities house research and development activities. Our Campbell lease expires in May 2006 and our Ontario lease expires in August 2008.

We lease approximately 64,000 square feet in three cities in China for purposes of sales and customer support and research and development. Our China leases expire at various dates through November 2006. We also lease approximately 19,000 square feet in two cities in Taiwan for purposes of sales and customer support and operations and logistics, and 4,000 square feet in Japan for purposes of sales and customer support. Our Taiwan leases expire at various dates through August 2007 and our Japan lease expires in January 2007.

Item 3. Legal Proceedings

We are involved in litigation from time to time that is routine in nature and incidental to our business. We believe that the outcome of any such current litigation would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed for trading on the Nasdaq Stock Market under the symbol “PXLW.” The stock began trading on May 19, 2000. The following table sets forth, for the periods indicated, the highest and lowest sales prices of the common stock.

Fiscal 2004	High	Low
Fourth Quarter	$12.80	$10.11
Third Quarter	$15.32	$7.50
Second Quarter	$20.74	$14.61
First Quarter	$17.93	$10.95

Fiscal 2003	High	Low
Fourth Quarter	$14.65	$8.68
Third Quarter	$10.82	$5.90
Second Quarter	$8.83	$5.46
First Quarter	$8.95	$5.25

As of February 28, 2005, there were 268 shareholders of record (excluding individual participants in securities positions listings), and the last per share sales price of the common stock on that date was $9.52.

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the expansion and development of our business.

Information with respect to equity compensation plans is included in the 2005 Proxy Statement and is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 8. Financial Statements and Supplementary Data.

Statements of Operations Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Revenue	$176,211	$140,921	$102,641	$90,808	$52,593
Cost of revenue	89,655	77,528	51,736	46,539	31,412

Gross profit	86,556	63,393	50,905	44,269	21,181
Operating expenses:
Research and development	30,407	26,014	26,772	18,096	10,225
Selling, general and administrative	27,281	22,465	18,823	16,373	9,708
Merger related expenses	-	8,949	-	-	-
Restructuring	-	5,049	-	-	-
In-process research and development	-	-	24,342	32,400	-
Stock-based compensation and amortization of goodwill and assembled workforce	839	3,530	3,214	24,403	2,157
Patent settlement expense	-	-	-	-	4,078

Total operating expenses	58,527	66,007	73,151	91,272	26,168

Income (loss) from operations	28,029	(2,614)	(22,246)	(47,003)	(4,987)
Interest and other income, net	1,742	1,177	2,275	4,444	4,420

Income (loss) before income taxes	29,771	(1,437)	(19,971)	(42,559)	(567)
Provision for (recovery of) income taxes	7,990	(907)	880	-	-

Net income (loss)	21,781	(530)	(20,851)	(42,559)	(567)
Preferred stock beneficial conversion feature	-	-	-	-	9,996
Accretion of preferred stock redemption preference	-	-	-	-	2,100

Net income (loss) attributable to common shareholders	$21,781	$(530)	$(20,851)	$(42,559)	$(12,663)

Net income (loss) per share:
Basic	$0.47	$(0.01)	$(0.48)	$(1.05)	$(0.50)

Diluted	$0.45	$(0.01)	$(0.48)	$(1.05)	$(0.50)

Weighted average shares outstanding:
Basic	46,673	45,337	43,397	40,662	25,573

Diluted	52,062	45,337	43,397	40,662	25,573

Balance Sheet Data

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Cash and cash equivalents	$32,585	$16,490	$17,577	$43,288	$25,981
Working capital	209,653	91,681	95,776	98,820	100,371
Total assets	423,569	233,317	227,212	202,839	120,294
Long-term obligations, net of current portion	150,365	100	-	-	-
Total shareholders’ equity	252,023	220,305	214,816	193,633	106,453

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

(Dollars in thousands)

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

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China and Europe. Sales to distributors represented 69%, 69% and 68% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Manufacturers’ representatives support some of our European and Korean sales.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. Our top five end customers accounted for 33%, 35% and 41% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. End customers are customers that indirectly purchase our products through distributors and contract manufacturers as well as directly from us.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 99%, 99% and 98% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Acquisitions

On January 30, 2001, we made an investment of $7,500 in Jaldi Semiconductor Corporation (“Jaldi”), a privately-held development stage semiconductor company. On September 6, 2002, we acquired the remaining equity interest in Jaldi in exchange for an undertaking to issue 1,731,099 shares of Pixelworks’ common stock upon the exchange of Jaldi exchangeable shares plus the assumption of all outstanding Jaldi stock options. The acquisition was accounted for as an asset purchase and the results of Jaldi’s operations are included in Pixelworks’ financial statements beginning on September 6, 2002. We incurred a charge of $20,142 in the third quarter of 2002 for purchased in-process research and development (“IPR&D”) related to the acquisition. Jaldi had two products under development at the acquisition date contributing 70% and 30% of the total IPR&D value. As of the acquisition date, the development projects ranged from 70% to 90% complete. Since the date of the acquisition, both of the products in development have been completed.

On January 14, 2002, we acquired all of the outstanding shares of nDSP, Inc. (“nDSP”), a fabless semiconductor company, in exchange for 1,185,995 shares of Pixelworks’ common stock. The acquisition was accounted for using the purchase method of accounting and the results of nDSP’s operations are included in Pixelworks’ financial statements beginning on January 14, 2002. We incurred a charge of $4,200 in the first quarter of 2002 for IPR&D related to the acquisition. nDSP had three main product lines under development at the acquisition date, each contributing from 7% to 64% of the total IPR&D value. As of the acquisition date, the development projects ranged from 20% to 80% complete. Since the date of the acquisition, two of the products in development have been completed. Development of the third product was discontinued, however the video and de-interlacing technology from this product was integrated into another Pixelworks product.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, warranty obligations, inventories, property and equipment, intangible assets, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when an authorized purchase order has been received, the sales price is fixed and determinable, title and risk of loss have transferred, collection of the resulting receivable is probable and product returns are reasonably estimable. This generally occurs upon shipment of the underlying merchandise.

Sales Returns and Allowances. Our customers do not have a stated right to return product other than under our warranty policy discussed below. As such, customer returns are accepted on a case-by-case basis as customer accommodations only. However, certain of our distributors have stock rotation provisions in their distributor agreements, which allow them to return 5-10% of the products purchased in the prior six months in exchange for products of equal value. Certain distributors also have price protection provisions in their agreements with us.

We record estimated reductions to gross profit for these sales returns and allowances in our reserve for sales returns and allowances. We update the balance in this reserve at each reporting period based on historical experience. If actual returns and allowances increase, we may be required to recognize additional reductions to gross profit. Our reserve for sales returns and allowances totaled $524 and $202 at December 31, 2004 and 2003, respectively.

Product Warranties. We warrant that our products will be free from defects in materials and workmanship for a period of twelve months from delivery. Warranty repairs are guaranteed for the remainder of the original warranty period. Our warranty is limited to repairing or replacing products, or refunding the purchase price.

We provide for the estimated cost of product warranties in our warranty reserve. We update the balance in this reserve based on historical experience at each reporting period. While we engage in extensive product quality programs and processes, which include actively monitoring and evaluating the quality of our suppliers, should actual product failure rates or product replacement costs differ from our estimates, revisions to the estimated warranty liability may be required. Our warranty reserve totaled $419 and $569 at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts. We offer credit to customers after careful examination of their creditworthiness. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. We evaluate the balance in the allowance based on our historical write-off experience and the age of outstanding receivables at each reporting period. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The balance in our allowance for doubtful accounts was $212 at December 31, 2004 and 2003 and bad debt expense for the years ended December 31, 2004, 2003 and 2002 was $0, $0 and $7, respectively.

Inventory Valuation. We record a reserve against our inventory for estimated obsolete, unmarketable, and otherwise impaired products by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We review our inventory at the end of each reporting period for valuation issues. If actual market conditions are less favorable than those we projected at the time the reserve was recorded, additional inventory write-downs may be required. Our inventory valuation reserve totaled $1,589 and $1,942 at December 31, 2004 and 2003, respectively.

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

In 2004, we determined that certain licensed technology, tooling and software assets were permanently impaired. As a result, we recognized impairment charges of $381 during the year ended December 31, 2004. In September 2003, we initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included the discontinuation of research and development efforts related to two products.  As a result of these actions, we determined that certain tangible and intangible assets related to the discontinued development efforts were permanently impaired because there were no alternate uses for them.  The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as part of the restructuring charge in the third quarter of 2003.  We did not record any other impairment charges against equipment or other long-lived assets in 2004 or 2003. We recorded impairment charges of $87 against equipment and software assets in 2002.

Goodwill. Goodwill is not amortized. Instead we test goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, annually for impairment, and more frequently if events and circumstances indicate that it might be impaired. The impairment tests are performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test in the first quarter of each year. We did not record any goodwill impairment charges in 2004, 2003 or 2002.

Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We establish a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We recorded a valuation allowance of $8,990 and $13,452 as of December 31, 2004 and 2003.

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities.  These potential exposures result from the varying applications of statutes, rules, regulations and interpretations.  Our tax contingencies contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions.  The ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Results of Operations

The following table sets forth certain financial data for periods indicated:

	Year Ended December 31,
	2004		2003		2002
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$176,211	100.0%	$140,921	100.0%	$102,641	100.0%
Cost of revenue	89,655	50.9	77,528	55.0	51,736	50.4

Gross profit	86,556	49.1	63,393	45.0	50,905	49.6
Operating expenses:
Research and development	30,407	17.3	26,014	18.5	26,772	26.1
Selling, general and administrative	27,281	15.5	22,465	15.9	18,823	18.3
Merger related expenses	-	-	8,949	6.4	-	-
Restructuring	-	-	5,049	3.6	-	-
In-process research and development	-	-	-	-	24,342	23.7
Stock-based compensation and amortization of assembled workforce	839	0.5	3,530	2.5	3,214	3.1

Total operating expenses	58,527	33.2	66,007	46.8	73,151	71.3

Income (loss) from operations	28,029	15.9	(2,614)	(1.9)	(22,246)	(21.7)
Interest income	3,823	2.2	1,188	0.8	2,349	2.3
Interest expense	(1,609)	(0.9)	(11)	-	(74)	(0.1)
Amortization of debt issuance costs	(472)	(0.3)	-	-	-	-

Interest income, net	1,742	1.0	1,177	0.8	2,275	2.2

Income (loss) before income taxes	29,771	16.9	(1,437)	(1.0)	(19,971)	(19.5)
Provision for (recovery of) income taxes	7,990	4.5	(907)	(0.6)	880	0.9

Net income (loss)	$21,781	12.4%	$(530)	(0.4)%	$(20,851)	(20.3)%

Percentages may not add due to rounding.

Revenue

Revenue increased 25% in 2004 compared to 2003 and increased 37% in 2003 compared to 2002.

Changes in units shipped and average selling prices were as follows:

	2004 Compared to 2003	2003 Compared to 2002
Increase in total units sold	38%	79%
Decrease in average selling prices	9%	23%

The increase in units sold in 2004 compared to 2003 resulted primarily from the following:

•	an approximately 121% increase in units shipped to advanced television manufacturers, which consisted primarily of shipments to LCD television, advanced CRT television and plasma display panel manufacturers; and

•	an approximately 25% increase in units shipped to multimedia projector manufacturers, which was attributable to growth in the overall market.

The increase in units sold in 2003 compared to 2002 resulted primarily from the following:

•	growth in the overall multimedia projector market, which was partially driven by the introduction of “sub-$1,000” and “sub-$800” projectors;

•	growth in sales to advanced television manufacturers, which was attributable to an increase in shipments to LCD television, plasma display panel and advanced CRT manufacturers; and

•	an increase in shipments to manufacturers of UXGA (Ultra Extended Graphics Array) resolution monitors and LCD smart panel manufacturers.

Over the last three years we have experienced a decrease in average selling prices primarily due to aggressive pricing competition in each of our markets. Average selling prices did not decrease as much from 2003 to 2004 as they did from 2002 to 2003 due to the mix of products sold.

Performance by Market

Revenue by market as a percentage of total revenue approximated the following amounts:

	2004	2003	2002
Multimedia projectors	45%	53%	57%
Advanced televisions	43%	27%	16%
LCD monitors	10%	18%	23%
Other	2%	2%	4%

The decrease in revenue in the multimedia projector market as a percent of total revenue from 2002 to 2004 is primarily attributable to the rapid increase in revenue from the advanced television market. In particular, while revenue to both the multimedia projector market and advanced television market increased from 2002 to 2004, revenue to the advanced television market increased at a faster rate than revenue to the multimedia projector market. The decrease in multimedia projector revenue as a percentage of total revenue from 2002 to 2004 is also partially attributable to a general weakening of the projector market and to market share lost in the DLP (Digital Light Processing) sector of the projector market.

The increase in revenue from the advanced television market as a percentage of total revenue was primarily attributable to increases in sales to LCD television manufacturers. Such revenue increased 456% from 2002 to 2003 and 137% from 2003 to 2004. Revenue from sales to LCD television manufacturers represented approximately 53%, 46% and 19% of total advanced television revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

The declines in revenue in the LCD monitor market are primarily attributable to our decision to stop developing lower-end LCD monitor chips rather than any particular industry dynamics.

Revenue from markets other than multimedia projectors, advanced televisions, and LCD monitors is not expected to be significant in the near future.

Cost of sales and gross profit

Cost of sales includes purchased materials, assembly, test, labor and overhead, warranty, royalties, amortization of purchased developed technology and provisions for slow moving and obsolete inventory. Gross profit increased to 49.1% in 2004 from 45.0% in 2003 and decreased in 2003 from 49.6% in 2002.

The increase in gross profit in 2004 compared to 2003 resulted from higher material margin in all three of our markets. The increases in material margin resulted from a decrease in our average material costs and from a shift in the mix of products sold. The most significant margin improvement came in the LCD monitor market, where we focused on higher margin business.

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

Research and development

Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services and expensed equipment. Research and development expense, inclusive of stock-based compensation, was as follows:

	2004	2003	2002
Research and development expense, inclusive of stock-based compensation	$30,629	$27,382	$28,996

Research and development expense, inclusive of stock-based compensation, increased $3,247 from 2003 to 2004 primarily due to the following offsetting factors:

•	$1,810 increase in depreciation and amortization related to higher licensed technology and software purchases in 2004;

•	$1,233 increase in development related expenses including non-recurring engineering and outside services;

•	$409 increase in compensation related to an increase in headcount in research and development cost centers;

•	$387 increase in travel related expense;

•	$303 increase in loss on asset disposals due to write offs of licensed technology, software and tooling in 2004;

•	$183 increase in expensed equipment and software; and

•	$1,146 decrease in stock-based compensation, which is primarily attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods.

Research and development, inclusive of stock-based compensation, decreased $1,614 from 2002 to 2003 primarily due to the following offsetting factors:

•	$1,006 decrease in development related expenses, including non-recurring engineering and outside services, primarily due to the timing of projects in process;

•	$856 decrease in stock-based compensation which was attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods;

•	$199 decrease in travel expense;

•	$143 decrease in recruiting expenses;

•	$579 increase in compensation primarily related to increased personnel from our September 2002 Jaldi acquisition; and

•	$200 increase in expensed equipment and software.

We expect our research and development expenditures to increase in future periods to support our continuing investment in new product development programs.

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions. Selling, general and administrative expense, inclusive of stock-based compensation, was as follows:

	2004	2003	2002
Selling, general and administrative expense, inclusive of stock-based compensation	$27,412	$24,141	$19,571

The $3,271 increase in selling, general and administrative expense from 2003 to 2004 resulted primarily from the following offsetting factors:

•	$1,799 increase in compensation expense due to an increase in sales and marketing and administrative personnel required to support our growing revenue base and increased regulatory requirements;

•	$775 increase in outside services, including accounting and legal fees related to patent applications, restructuring corporate subsidiaries in China and consulting fees related to Sarbanes-Oxley compliance;

•	$416 increase in travel expense, primarily due to the increase in headcount and an increase in customer visits;

•	$299 increase in sales commissions due to higher revenue;

•	$256 increase in expensed equipment;

•	$253 increase in telephone and other communication charges;

•	$250 increase in depreciation and amortization;

•	$162 increase in recruiting expenses related to the increase in headcount;

•	$123 increase in investor relations expense;

•	$117 increase in rent expense;

•	$110 increase in bank fees; and

•	$1,545 decrease in stock-based compensation, which is attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods, and due to additional cost that was recognized in 2003 related to the modification of certain stock options.

The $4,570 increase in 2003 compared to 2002 resulted primarily from the following factors:

•	$1,644 increase in compensation expense due to an increase in personnel primarily in our foreign offices;

•	$928 increase in stock-based compensation expense due to the modification of certain stock options;

•	$480 increase in insurance premiums due to higher directors and officers insurance premiums;

•	$487 increase in rent expense for additional leased building space to support the increase in employees;

•	$164 increase in sales commissions resulting from increased revenue;

•	$140 increase in outside services primarily for legal and accounting services; and

•	$112 increase in investor relations expense.

We expect our selling, general and administrative expenses to increase in future periods. The increases will result from higher sales-related and overhead costs that will be required to support a higher revenue base.

Merger related expenses

Merger related expenses totaling $8,949 in 2003 represent costs related to our proposed merger with Genesis Microchip.  The proposed merger was terminated August 5, 2003, and in the termination agreement, we agreed to pay a $5,500 termination fee to Genesis Microchip.  The fee was payable immediately and was expensed in the third quarter of 2003.  Additional merger related expenses incurred consisted primarily of legal fees.

Restructuring

In September 2003, we initiated a restructuring to better position the Company to compete in the advanced television market.  The restructuring included the discontinuation of all research and development efforts related to two products.

As a result of these actions, we determined that certain tangible and intangible assets related to the discontinued development efforts were permanently impaired.  The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as a restructuring expense in the third quarter of 2003.

In addition, we implemented a reduction in force in the fourth quarter of 2003.  The terminated employees were granted one-time termination benefits.  The total amount of these benefits was approximately $916 and was expensed in the fourth quarter of 2003.

We also subleased approximately 4,000 square feet of our California office as a result of the restructuring. We included the present value of the difference between the future minimum lease payments and the non-cancelable sublease rentals in restructuring expense during the fourth quarter of 2003. This amount totaled $188.

We did not incur any amounts related to this restructuring in 2004 and we did not have any material amounts accrued related to the restructuring at December 31, 2004 or December 31, 2003.

In-process research and development

In-process research and development expense totaling $24,342 in 2002 represents the discounted future cash flows from research and development projects in progress, but not yet completed, at the time of our acquisitions of nDSP in January of 2002 and Jaldi in September 2002.

Stock-based compensation and amortization of assembled workforce

Detail of stock-based compensation and amortization of assembled workforce is as follows:

	2004	2003	2002
Stock-based compensation (1)	$353	$3,052	$2,993
Amortization of assembled workforce	486	486	242

	$839	$3,538	$3,235

(1) Includes amounts included in cost of sales of:	$-	$8	$21

We use the accelerated method of expense recognition for stock-based compensation. Under this method more expense is recognized in earlier periods. This led, in part, to the decrease in stock-based compensation from 2003 to 2004. The decrease was also attributable to additional expense recognized in 2003 for modifications that we made to certain stock options granted to employees who were terminated during our restructuring in the fourth quarter of 2003. The increase in stock-based compensation from 2002 to 2003 is also attributable to the modifications that were made in 2003.

We recorded an assembled workforce asset as a result of the Jaldi asset acquisition in September 2002. The assembled workforce asset is being amortized on a straight line basis over 36 months.

Interest income, net

Interest income, net includes interest income earned on cash equivalents and short and long-term marketable securities, interest expense related to our 1.75% convertible debentures and amortization of our debt issuance costs which have been capitalized and are included in long term assets on the balance sheet. The debt issuance costs are being amortized over seven years.

Interest income was $3,823, $1,188 and $2,349 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense was $1,609, $11 and $74 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of debt issuance costs was $472 for the year ended December 31, 2004.

Interest income increased from 2003 to 2004 due to the investment of the proceeds from the issuance of our convertible debentures. The decrease in interest income from 2002 to 2003 was attributable to lower yields on invested balances. The increase in interest expense in 2004 is attributable to the issuance of the 1.75% convertible debentures.

Provision for (recovery of) income taxes

We recorded income tax expense of $7,990 for the year ended December 31, 2004. Tax expense is lower than the expected expense based on the statutory rates due to several permanent differences, but primarily relating to federal and state research and experimentation tax credits. The tax benefit of these items is partially offset by an increase in the federal tax rate from 34% to 35% along with contingent amounts established for penalties and interest associated with additional tax potentially due in foreign jurisdictions.

We recorded an income tax benefit of $907 in 2003. The tax benefit exceeded the expected benefit based on the statutory rates due to several permanent differences including, but not limited to, federal and state research and experimentation tax credits, stock-based compensation expense and amortization of purchased developed technology. The tax benefit of these items is partially offset by an increase in the valuation allowance against net operating loss carryforwards at Jaldi, due to the implementation of a research and development contract between Pixelworks and the subsidiary.

We recorded a provision for income taxes in 2002 of $880 despite the recognition of a pretax book loss. This was attributable to certain large non-cash expenses that were recognized for book purposes but were not deductible for tax purposes. Because these items were not tax deductible, we had taxable income in 2002. The large non-cash expenses that were not tax deductible included in-process research and development expense and amortization of purchased developed technology.

As of December 31, 2004, we had generated deductible temporary differences and operating loss and research and experimentation tax credit carryforwards.  We have approximately $14,764, $24,254 and $6,432 of operating loss carryforwards to offset future taxable income and approximately $4,259, $3,255 and $500 of research and experimentation tax credit carryforwards to offset future tax for federal, state and foreign purposes, respectively.  The carryforwards expire on various dates through 2024, if not used.  Utilization of a portion of net operating losses and credits is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.

We have established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryfowards. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. At December 31, 2004 we had $6,598 of net deferred tax assets on our balance sheet. Accordingly, we may record additional allowances in the future. A portion of the benefit of the operating loss and tax credit carryforwards, when utilized, will result in a decrease to goodwill.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities

At December 31, 2004 we had cash and cash equivalents of $32,585, short and long-term marketable securities of $239,696 and working capital of $209,653. Cash provided by operating activities during the year ended December 31, 2004 was $27,561 compared to $11,029 and $6,680 for the years ended December 31, 2003 and 2002, respectively.

Cash used in investing activities during the year ended December 31, 2004 was $161,745. This compares to $15,053 used in investing activities during the year ended December 31, 2003 and $33,846 used in investing activities during the year ended December 31, 2002. Cash used in investing activities during these three years consists primarily of cash used to purchase marketable securities, cash used to purchase property and equipment and other assets and investments, and payments on accrued liabilities related to equipment and other asset purchases. These expenditures are offset in part by maturities of marketable securities in all three years.

Cash provided by financing activities was $150,279 for the year ended December 31, 2004. This compares to $2,937 provided by financing activities during the year ended December 31, 2003 and $1,455 provided by financing activities during the year ended December 31, 2002. Cash provided by financing activities during the year ended December 31, 2004 includes $145,500 in net proceeds from the issuance of convertible subordinated debentures (see capital resources below). It also includes proceeds from the issuance of common stock from the exercise of stock options and proceeds from the issuance of common stock through the employee stock purchase plan in the amount of $5,110, $2,937 and $1,455 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Accounts receivable, net

Accounts receivable, net increased to $14,605 at December 31, 2004 from $8,468 at December 31, 2003. Average days sales outstanding increased to 34 at December 31, 2004 compared to 19 at December 31, 2003. The increase in accounts receivable and days sales outstanding is attributable to a greater portion of shipments in the last month of 2004 as compared to the last month of 2003.

Inventories, net

Inventories, net increased to $18,575 at December 31, 2004 from $10,478 at December 31, 2003. Inventory turnover on an annualized basis decreased from approximately 8 at December 31, 2003 to approximately 4 at December 31, 2004. At December 31, 2004, this represents approximately thirteen weeks of inventory on hand. The increase in inventory and decrease in inventory turnover is primarily attributable to our lower than anticipated sales for the second half of 2004.

Capital resources

On May 18, 2004, we issued $125,000 of convertible subordinated debentures (“the debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933 and outside of the United States in accordance with Regulation S under the Securities Act. On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers. We intend to use the net proceeds from this offering for general corporate purposes, including potential acquisitions. The debentures have been registered with the Securities and Exchange Commission for resale under the Securities Act of 1933.

The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year, beginning November 15, 2004. The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1,000 principal amount of debentures for a total of 6,159,405 shares. This is equivalent to a conversion price of approximately $24.35 per share. The debentures are convertible if (a) during any calendar quarter, the market price of our common stock exceeds 130% of the conversion price per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, (b) the trading price of the debentures declines to less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other corporate transactions. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2004 is as follows:

	Payments Due By Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and Beyond
Long-term debt	$150,000	$-	$-	$-	$150,000
Operating leases	6,635	3,220	2,750	665	-
Estimated Q1 2005 purchase commitments to contract manufacturers	20,482	20,482	-	-	-
Other long-term liabilities	172	-	172	-	-

The lease payments above are net of sublease rentals of $95 and $40 for the years ending December 31, 2005 and 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share Based Payment. This revision replaced the existing SFAS No. 123 to no longer allow public companies to apply the intrinsic value based method of accounting for stock compensation described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the revised statement, public entities must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption over the remaining vesting period. The statement may be adopted using a modified prospective or modified retrospective approach, and is effective for the first interim or annual reporting period beginning after June 15, 2005. While we are still in the process of determining how we will adopt the statement and what the impact will be on our financial statements, we do expect it to have an adverse effect on our consolidated statements of operations and earnings per share.

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an entity’s income tax expense and deferred tax liability. FSP 109-2 states that an entity is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes.  The Jobs Act was enacted on October 22, 2004. While we have not yet completed our evaluation of the impact of the provisions of FSP 109-2, we currently believe that it will not have a material impact on our financial statements. Accordingly, as provided for in FSP 109-2, we have not adjusted tax expense or recorded a deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing (“ARB43”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect that adoption of this statement will have a material impact on our financial statements.

RISK FACTORS

Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR OPERATIONS

The year ended December 31, 2004 was our first year of annual profitability since inception and we may be unable to achieve profitability in future periods.

While we had $21,781 of net income in 2004, our accumulated deficit is $59,588 through December 31, 2004 and 2004 was our first year of annual profitability. In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to remain profitable. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products. Some of these factors are not in our control and any of them may cause the price of our common stock to fluctuate. These factors include:

•	demand for multimedia projectors, advanced televisions and LCD monitors;

•	demand for our products and the timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product costs or pricing, or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.

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

Average selling prices for our products decline over relatively short time periods while many of our product costs are fixed. When our average selling prices decline, our gross profits decline unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit margins decline. We have experienced these results and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.

Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects could result in an increase in our costs and delays in the availability of our products.

The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to produce semiconductors free of defects. Because many of our products are more highly integrated than other semiconductors and incorporate mixed analog and digital signal processing and embedded memory technology, they are even more difficult to produce without defects.

The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our ICs in certain customer system applications that required us to institute additional IC level testing. As a result of these field failures we incurred costs due to customers returning potentially affected products. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipment of defective products may also harm our reputation with customers.

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

Because of the complex nature of our semiconductor designs and of the associated manufacturing process and the rapid evolution of our customers’ product designs, we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenues.

The development of our semiconductors, some of which incorporate mixed analog and digital signal processing, is highly complex. These complexities require that we employ advanced designs and manufacturing processes that are unproven. We have experienced increased development time and delays in introducing new products that resulted in significantly less revenue than originally expected for those products. We will not always succeed in developing new products or product enhancements nor will we always do so in a timely manner. Acquisitions have significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple geographically dispersed locations.

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

A significant amount of our revenue comes from a few customers and distributors. Any decrease in revenues from, or loss of, any of these customers or distributors could significantly reduce our total revenues.

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 69%, 69% and 68% of total revenue for 2004, 2003 and

2002, respectively, and sales to Tokyo Electron Device Limited, or TED, our Japanese distributor, represented 31%, 39% and 45% of total revenue for the same periods. Sales to our top five end customers accounted for 33%, 35% and 41% of total revenue for 2004, 2003 and 2002, respectively. As a result of this distributor and end customer concentration, any one of the following factors could significantly impact our revenues:

•	a significant reduction, delay or cancellation of orders from one or more of our key distributors, branded manufacturers or integrators; or

•	a decision by one or more significant customers to select products manufactured by a competitor, or its own internally developed semiconductor, for inclusion in future product generations.

The display manufacturing market is highly concentrated among relatively few large manufacturers. We expect our operating results to continue to depend on revenues from a relatively small number of customers.

The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.

At December 31, 2004, we had two customers that each represented more than 10% of our accounts receivable balance. At December 31, 2003, we had three customers that each represented more than 10% of our accounts receivable balance. TED represented 26% and 20% of total accounts receivable at December 31, 2004 and 2003, respectively. Neoview, our former distributor in Taiwan, represented 8% and 33% of total accounts receivable at December 31, 2004 and December 31, 2003, respectively. A third customer accounted for 11% of total accounts receivable at December 31, 2004 and a fourth customer accounted for 11% of total accounts receivable at December 31, 2003. The failure to pay these balances by these or any other customer representing 10% or more of our total accounts receivable in the future would result in an expense that would increase our operating expenses and would reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside the U.S. accounted for approximately 99%, 99% and 98% of total revenue in 2004, 2003 and 2002, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, Taiwan and Korea that could result in an increased cost of procuring our semiconductors;

•	potentially adverse tax consequences, such as license fee revenue taxes imposed in Japan;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the People’s Republic of China (“PRC”), Taiwan and Korea;

•	reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S. such as charges to secure letters of credit for foreign receivables;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about the display processor industry and our display processor products;

•	changes in the regulatory environment in the PRC, Japan, Korea and Taiwan that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting accounts receivable.

Our growing presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.

A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 37 percent of our employees are located in this area and we made an investment of $10,000 in Semiconductor Manufacturing International Corporation (SMIC) located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third party foundries for wafer fabrication and other contract manufacturers for assembly and testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect that this may occur again in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. From time to time our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margins. We try not to maintain substantial inventories of products, but need to order products long before we have firm purchase orders for those products which could result in excess inventory or inventory shortages.

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

Most of our current manufacturers and customers are located in the PRC, Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. A current manufacturer’s facilities were affected by a significant earthquake in Taiwan in September 1999. As a consequence of this earthquake, the manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our solutions until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

We use a COT, or customer owned tooling, process for manufacturing some of our products which exposes us to the possibility of poor yields and unacceptably high product costs.

We are building many of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields would result in higher product costs, which could make our products uncompetitive with products offered by our competitors if we chose to increase our prices, or could result in low gross profit margins if we did not increase our prices.

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

Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process. In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development. A significant portion of our products use embedded DRAM technology and the required manufacturing process for this technology is anticipated to be available for at least the next two to three years. We also utilize a 0.18um standard logic process, which we expect will be readily available for the next five to seven years. We have commitments from our suppliers to notify us in the event of a discontinuance of a manufacturing process in order to assist us with product transitions.

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

We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ win, the customer may never ship systems incorporating our products. We cannot assure you that the time required for the testing, evaluation and design of our products by our customers would not exceed six months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally forecasted, we may experience large write-offs of capitalized license fees, product masks and prepaid royalties that would negatively affect our operating results.

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

From time to time, shortages of materials that are used in our products may occur. In particular, we may experience shortages of semiconductor wafers and packages. If material shortages occur, we may incur additional costs or be unable to ship our products to our customers in a timely fashion, both of which could harm our business and negatively impact our earnings.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We hold 15 U.S. patents and have 46 patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.

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

As of December 31, 2004, goodwill amounted to $80,836 or approximately 19% of our total assets. We are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations.

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

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount from 241 employees at the end of 2003 to 349 at December 31, 2004. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we could spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue causing decreased profitability.

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

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include ATI, Genesis Microchip, I-Chips, ITE, Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Oplus, Realtek, Silicon Image, Silicon Optix, STMicroelectronics, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, Koninlijke Philips Electronics, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 18,680,813 shares or approximately 40% of our outstanding common stock and exchangeable shares as of February 28, 2005. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

We believe our current cash and marketable security balances will be sufficient to meet our capital requirements for the next 12 months. However, we may need, or could elect to seek, additional funding prior to that time. To the extent that currently available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Further, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

We may be unable to meet changing laws, regulations and standards relating to corporate governance and public disclosure.

We are spending an increasing amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. The process of documenting and testing our controls has required that we hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. Although we believe that we have remediated the material weakness identified, our disclosure of this material weakness may impact investor perception of our company and may affect our stock price. In addition, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our investment portfolio. We mitigate risks associated with such fluctuations, as well as the risk of loss of principal, by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of our investment portfolio.

As of December 31, 2004, we had convertible subordinated notes of $150,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect that fair value of these notes, but do not affect our earnings or cash flow.

All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. We have employees located in offices in Canada, Japan, Taiwan and the People’s Republic of China and as such, a portion of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. While we cannot reasonably estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our operating results or cash flows, we believe that the effect would not be material. We do not currently hedge against foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon are presented in the following pages. The Financial Statements filed in Item 8 are as follows:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 15, 2005

PIXELWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$32,585	$16,490
Short-term marketable securities	160,213	64,331
Accounts receivable, net	14,605	8,468
Inventories, net	18,575	10,478
Prepaid expenses and other current assets	4,856	4,826

Total current assets	230,834	104,593
Long-term marketable securities	79,483	19,875
Property and equipment, net	12,444	6,561
Other assets, net	8,101	12,511
Debt issuance costs, net	4,483	-
Deferred tax assets, net	4,868	3,694
Acquired intangible assets, net	2,520	3,535
Goodwill	80,836	82,548

Total assets	$423,569	$233,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,946	$4,330
Accrued liabilities and current portion of long-term liabilities	12,842	8,582
Income taxes payable	2,393	-

Total current liabilities	21,181	12,912
Long-term liabilities	365	100
Long-term debt	150,000	-

Total liabilities	171,546	13,012
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at December 31, 2004 and 2003	-	-
Common stock, $.001 par value; 250,000,000 shares authorized, 46,287,752 and 45,113,662 shares issued and outstanding at December 31, 2004 and 2003, respectively	304,996	294,235
Shares exchangeable into common stock; 1,731,099 shares issued, 649,453 and 833,861 outstanding at December 31, 2004 and 2003, respectively	6,144	7,888
Accumulated other comprehensive income	531	-
Deferred stock-based compensation	(60)	(449)
Accumulated deficit	(59,588)	(81,369)

Total shareholders’ equity	252,023	220,305

Total liabilities and shareholders’ equity	$423,569	$233,317

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Revenue	$176,211	$140,921	$102,641
Cost of revenue (1)	89,655	77,528	51,736

Gross profit	86,556	63,393	50,905
Operating expenses:
Research and development (2)	30,407	26,014	26,772
Selling, general and administrative (3)	27,281	22,465	18,823
Merger related expenses	-	8,949	-
Restructuring	-	5,049	-
In-process research and development	-	-	24,342
Stock-based compensation and amortization of assembled workforce	839	3,530	3,214

Total operating expenses	58,527	66,007	73,151

Income (loss) from operations	28,029	(2,614)	(22,246)
Interest income	3,823	1,188	2,349
Interest expense	(1,609)	(11)	(74)
Amortization of debt issuance costs	(472)	-	-

Interest income, net	1,742	1,177	2,275

Income (loss) before income taxes	29,771	(1,437)	(19,971)
Provision for (recovery of) income taxes	7,990	(907)	880

Net income (loss)	$21,781	$(530)	$(20,851)

Net income (loss) per share:
Basic	$0.47	$(0.01)	$(0.48)

Diluted	$0.45	$(0.01)	$(0.48)

Weighted average shares outstanding:
Basic	46,673	45,337	43,397

Diluted	52,062	45,337	43,397

(1) Includes amortization of:
Acquired developed technology	$529	$529	$485
Deferred stock-based compensation	-	8	21
(2) Excludes stock-based compensation of:	222	1,368	2,224
(3) Excludes stock-based compensation of:	131	1,676	748

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$21,781	$(530)	$(20,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,160	6,119	6,044
Income tax benefit from stock options	4,485	-	1,357
Deferred income tax benefit	(1,101)	(1,168)	(646)
Loss on asset disposals	381	3,927	87
In-process research and development expense	-	-	24,342
Amortization of acquired developed technology	529	529	485
Stock-based compensation and amortization of assembled workforce	839	3,568	3,235
Amortization of debt issuance costs	472	-	-
Amortization of deferred tax charge	55	55	-
Deferred rent	95	-	-
Lease costs related to restructuring	-	188	-
Provision for doubtful accounts	-	-	7
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,137)	1,953	(3,840)
Inventories, net	(8,097)	(3,690)	(1,788)
Prepaid expenses and other current and long-term assets	(43)	(548)	331
Accounts payable	1,677	(754)	394
Accrued current and long-term liabilities and income taxes payable	4,465	1,380	(2,477)

Net cash provided by operating activities	27,561	11,029	6,680

Cash flows from investing activities:
Purchases of marketable securities	(259,042)	(135,844)	(109,520)
Purchases of property and equipment	(8,471)	(4,385)	(5,622)
Payments on equipment and other asset financing	(5,106)	(199)	(779)
Purchases of other assets and investments	(3,221)	(10,253)	(1,525)
Proceeds from maturities of marketable securities	114,083	135,628	83,498
Cash proceeds from sale of assets	12	-	-
Acquisitions, net of cash acquired	-	-	102

Net cash used in investing activities	(161,745)	(15,053)	(33,846)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	145,500	-	-
Proceeds from issuances of common stock	5,110	2,937	1,455
Tenant improvement allowance	124	-
Debt issuance costs	(455)	-	-

Net cash provided by financing activities	150,279	2,937	1,455

Net increase (decrease) in cash and cash equivalents	16,095	(1,087)	(25,711)
Cash and cash equivalents, beginning of period	16,490	17,577	43,288

Cash and cash equivalents, end of period	$32,585	$16,490	$17,577

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,293	$11	$80
Income taxes	530	920	51
Supplemental disclosure of non-cash investing and financing activities:
Transfer of cost-based investment to available-for-sale marketable security	$10,000	$-	$-
Acquisitions of property and equipment and other assets under extended payment terms	8,450	-	-
Release and cancellation of shares held in escrow	541	-	55
Debt issuance costs withheld from proceeds	4,500	-	-
Value of shares issued in acquisitions	-	-	37,501

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)

						Accumulated
	Common Stock		Exchangeable Shares		Note	Other		Deferred		Total
					Receivable for	Comprehensive	Comprehensive	Stock-based	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Common Stock	Income	Income	Compensation	Deficit	Equity
Balance at December 31, 2001	41,398,324	$259,363	-	$-	$(84)	$-	$-	$(5,658)	$(59,988)	$193,633
Stock issued under stock option and stock purchase plans and tax benefits associated with stock plans	764,433	2,716	-	-	84	-	-	-	-	2,800
Shares issued in connection with Jaldi asset acquisition	-	1,011	1,731,099	16,376	-	-	-	(1,205)	-	16,182
Shares issued in connection with nDSP acquisition	1,185,995	20,114	-	-	-	-	-	-	-	20,114
Release and cancellation of shares held in escrow	(3,297)	(55)	-	-	-	-	-	-	-	(55)
Deferred stock-based compensation due to options granted	-	2,495	-	-	-	-	-	(2,495)	-	-
Reversal of deferred stock-based compensation due to terminations	-	(3,963)	-	-	-	-	-	3,963	-	-
Amortization of deferred stock-based compensation	-	-	-	-	-	-	-	2,993	-	2,993
Conversion of exchangeable shares to common stock	622,130	5,885	(622,130)	(5,885)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(20,851)	(20,851)

Balance at December 31, 2002	43,967,585	287,566	1,108,969	10,491	-	-	-	(2,402)	(80,839)	214,816
Stock issued under stock option and stock purchase plans	870,969	2,937	-	-	-	-	-	-	-	2,937
Stock-based compensation expense due to option modifications and grant to non-employee	-	1,903	-	-	-	-	-	-	-	1,903
Reversal of deferred stock-based compensation due to terminations	-	(774)	-	-	-	-	-	774	-	-
Amortization of deferred stock-based compensation	-	-	-	-	-	-	-	1,179	-	1,179
Conversion of exchangeable shares to common stock	275,108	2,603	(275,108)	(2,603)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(530)	(530)

Balance at December 31, 2003	45,113,662	294,235	833,861	7,888	-	-	-	(449)	(81,369)	220,305
Stock issued under stock option and stock purchase plans and tax benefits associated with stock plans	1,021,761	9,595	-	-	-	-	-	-	-	9,595
Stock-based compensation expense due to option modification	-	65	-	-	-	-	-	-	-	65
Reversal of deferred stock-based compensation due to terminations	-	(101)	-	-	-	-	-	101	-	-
Amortization of deferred stock-based compensation	-	-	-	-	-	-	-	288	-	288
Conversion of exchangeable shares to common stock	184,205	1,743	(184,205)	(1,743)	-	-	-	-	-	-
Reversal of exchangeable shares due to termination	-	-	(203)	(1)	-	-	-	-	-	(1)
Release and cancellation of shares held in escrow	(31,876)	(541)	-	-	-	-	-	-	-	(541)
Net income	-	-	-	-	-	-	$21,781	-	21,781	21,781
Unrealized gain on available-for-sale investment, net of tax of $239	-	-	-	-	-	531	531	-	-	531

Comprehensive income							$22,312

Balance at December 31, 2004	46,287,752	$304,996	649,453	$6,144	$-	$531		$(60)	$(59,588)	$252,023

See accompanying notes to consolidated financial statements.

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

Consolidated Financial Statements

Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the US dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $77, ($153) and ($24) for the years ended December 31, 2004, 2003 and 2002, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventory valuation, property and equipment, intangible assets, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation, including the reclassification of investments in auction rate securities from cash and cash equivalents to available-for-sale short-term marketable securities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents totaled $29,867 and $8,940 at December 31, 2004 and 2003, respectively.

Marketable Securities

Our investments in marketable securities are categorized as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Held-to-maturity marketable securities are stated at amortized cost in the consolidated balance sheets. We have the positive intent and ability to hold these securities until maturity. Available-for-sale securities are stated at fair value based on quoted market prices with unrealized holding gains or losses, net of tax, recorded in accumulated other comprehensive income, a component of shareholders’ equity.

Short-term marketable securities have remaining maturities of twelve months or less at December 31, 2004 and 2003, and long-term marketable securities have remaining maturities of greater than twelve months.

The cost of securities sold is based on the specific identification method.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. We do not have any off balance sheet exposure risk related to customers. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. The balance is determined based on our historical write-off experience and the age of outstanding receivables at each reporting date. The determination to write off specific accounts receivable balances is made based on likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets as follows:

Software	3 years
Equipment, furniture and fixtures	2 years
Tooling	2 years
Leasehold improvements	Lesser of lease term or estimated useful life of asset

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

Acquired Intangible Assets

Acquired intangible assets consist of developed technology and an assembled workforce asset. These acquired intangible assets are being amortized on a straight-line basis over seven and three years, respectively. The assets are reviewed regularly to determine whether events or circumstances indicate that the carrying amount of the assets may not be recoverable, or that the useful life of the assets is shorter than originally estimated. If such events or circumstances did exist, the assets would be assessed for recoverability in accordance with SFAS 144. To date, we have not recognized any impairment charges against these assets.

Other Intangible Assets

In addition to acquisition related intangible assets, we have recorded other intangible assets, which consist of amounts paid under technology license agreements. These assets are stated at cost and are amortized on a straight-line basis over the term of the license or the estimated life of the asset if the license is not contractually limited, generally three to five years. These assets are included in other long-term assets in the consolidated balance sheets, and are assessed for impairment in accordance with SFAS 144 whenever events or circumstances indicate that their carrying amount may not be recoverable, or that their useful lives may be shorter than originally estimated.

Goodwill

Goodwill represents the excess cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is instead tested annually for impairment and more frequently if events and circumstances indicate that it might be impaired. The impairment tests are performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual goodwill impairment test in the first quarter of each year. We did not record any goodwill impairment charges in 2004, 2003 or 2002.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, we recognize revenue from product sales to customers and distributors upon shipment provided that:

•	an authorized purchase order has been received;

•	the sales price is fixed and determinable;

•	title and risk of loss have transferred;

•	collection of the resulting receivable is probable; and

•	product returns are reasonably estimable.

There are no customer acceptance provisions associated with our products, and except for replacement of defective products under our warranty program, we have no obligation to accept product returns from end customers. Requests to return product are assessed on a case-by-case basis and returns are accepted as customer accommodations only.

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

We record estimated reductions to gross profit for these sales returns and allowances in our reserve for sales returns and allowances. We update the balance in this reserve based on historical experience at each reporting period. If actual returns increase, we may be required to recognize additional reductions to gross profit.

Revenue from software sales was not material for the periods presented.

Warranty Program

We warrant that our products will be free from defects in material and workmanship for a period of twelve months from delivery. Warranty repairs are guaranteed for the remainder of the original warranty period. Our warranty is limited to repairing or replacing products, or refunding the purchase price.

We provide for the estimated cost of product warranties in our warranty reserve. We update the balance in this reserve based on historical experience at each reporting period. While we engage in extensive product quality programs and processes, which include actively monitoring and evaluating the quality of our suppliers, should actual product failure rates or product replacement costs differ from our estimates, revisions to our estimated warranty liability may be required.

Stock-Based Compensation

We have a 1997 Stock Incentive Plan and a 2001 Nonqualified Stock Option Plan under which employees, officers and directors may be granted stock options to purchase shares of the Company’s common stock. We also have a 2000 Employee Stock Purchase Plan under which eligible employees may purchase shares of Pixelworks’ common stock at 85% of fair market value at specific, pre-determined dates.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, we continue to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). As such, stock-based compensation cost is measured as the excess, if any, of the quoted market price of Pixelworks’ stock on the grant, or other measurement date, over the amount that an option holder must pay to acquire the stock.

Deferred stock-based compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the methodology described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Deferred stock-based compensation amortized in the years ended December 31, 2004, 2003 and 2002 was $288, $1,179 and $2,993, respectively. If employees are terminated, any deferred stock-based compensation related to unvested stock options is reversed. Reversals of deferred stock-based compensation during the years ended December 31, 2004, 2003 and 2002 was $101, $774 and $3,963, respectively.

During the fourth quarter of 2003, we accelerated the vesting of outstanding stock option awards for employees whose employment was terminated as a result of our restructuring. (See Note 9.) We recognized an additional $1,873 of stock-based compensation expense as a result of the modifications.

Entities electing to continue to apply Opinion 25 must make prominent pro-forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based compensation prescribed by SFAS 123 had been applied. Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income (loss) would approximate the pro-forma amounts below:

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$21,781	$(530)	$(20,851)
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	258	1,862	2,993
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(11,750)	(10,659)	(12,882)

Pro-forma net income (loss)	$10,289	$(9,327)	$(30,740)

Reported net income (loss) per share
Basic	$0.47	$(0.01)	$(0.48)

Diluted	$0.45	$(0.01)	$(0.48)

Pro-forma net income (loss) per share
Basic	$0.22	$(0.21)	$(0.71)

Diluted	$0.21	$(0.21)	$(0.71)

The fair value of stock-based compensation costs reflected in the above pro forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Stock Option Plans:
Risk free interest rate	3.88%	2.90%	2.76%
Expected dividend yield	0%	0%	0%
Expected life (in years)	6.1	5.5	5.4
Volatility	100%	109%	115%

Employee Stock Purchase Plan:
Risk free interest rate	1.87%	1.83%	2.26%
Expected dividend yield	0%	0%	0%
Expected life (in years)	1.3	1.2	1.2
Volatility	103%	104%	114%

Under the Black-Scholes option pricing model, the weighted-average fair value of options granted at market value during 2004, 2003 and 2002 was approximately $11.32, $6.16 and $8.85, respectively. The weighted-average fair value of options granted below market value during 2002 was approximately $10.77.

The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. During 2003, we issued a stock option to purchase 2,500 shares of Pixelworks stock to a consultant in exchange for past services provided. The fair value of the award was calculated using the Black-Scholes option pricing model and was expensed on the date of grant. The total award value of $30 is included in selling, general and administrative expense in the accompanying statement of operations. There were no other equity instruments issued to non-employees during the periods presented.

Research and Development

Amounts paid for research and development activities are charged to expense as incurred.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), to reduce deferred tax assets to the amount expected more likely than not to be realized in future tax returns.

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities.  These potential exposures result from the varying applications of statutes, rules, regulations and interpretations.  Our tax contingencies contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions.  The ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Accumulated Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. We record unrealized holding gains and losses, net of tax, on our available-for-sale investments in accumulated other comprehensive income in accordance with SFAS 115. At December 31, 2004 the unrealized holding gain, net of tax, was $531 and this was the only component of accumulated other comprehensive income. At December 31, 2003 there were no unrealized holding gains or losses on available-for-sale marketable securities, and there were no other items of accumulated other comprehensive income.

Fair Value of Financial Instruments

The fair value of our monetary assets and liabilities, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximates the carrying value due to the short-term nature of these instruments. The fair value of long-term debt was $129,375 as of December 31, 2004, as compared to its carrying value of $150,000. The fair value of long-term debt was based on the quoted market price of the debt.

Risks and Uncertainties

Concentration of Suppliers

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our products and we do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our growth and results of operations.

Risk of Technological Change

The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render our products less desirable or obsolete, which could harm our business.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, short and long-term marketable securities and accounts receivable. We limit our exposure to credit risk associated with cash equivalent and marketable security balances by placing our funds in various high quality securities and limiting concentrations of issuers and maturity dates.

At December 31, 2004 two customers each accounted for more than 10% of total accounts receivable. At December 31, 2003, three customers each accounted for more than 10% of total accounts receivable. Failure to collect these balances would increase our operating expenses and reduce our cash flow.

NOTE 3. BALANCE SHEET COMPONENTS

Marketable Securities

Short-term marketable securities include investments classified as held-to-maturity and available-for-sale in accordance with SFAS 115 as follows:

	December 31,
	2004	2003
Held-to-maturity	$83,063	$1,006
Available-for-sale	77,150	63,325

	$160,213	$64,331

Short-term held-to-maturity securities consist of the following:

December 31, 2004
	Amortized	Unrealized	Fair
	Cost	Loss	Value
US government agencies	$68,068	$(15)	$68,053
Municipal bonds	8,265	(21)	8,244
Commercial paper	5,493	(2)	5,491
Foreign government bonds	1,237	(10)	1,227

	$83,063	$(48)	$83,015

December 31, 2003

	Amortized	Unrealized	Fair
	Cost	Gain	Value

Corporate bonds	$ 1,006	$ 2	$ 1,008

Auction rate securities comprise the entire balance of short-term available-for-sale securities at December 31, 2004 and 2003. There were no unrealized holding gains or losses on these investments at December 31, 2004 or 2003.

Long-term marketable securities include investments classified as held-to-maturity and available-for-sale, as follows:

	December 31,
	2004	2003
Held-to-maturity	$68,952	$19,875
Available-for-sale	10,531	-

	$79,483	$19,875

Held-to-maturity long-term marketable securities consist of the following:

December 31, 2004

	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value
US government agencies	$52,117	$(61)	$52,056
US treasury bonds	12,390	29	12,419
Foreign government bonds	2,484	(34)	2,450
Municipal bonds	1,340	(4)	1,336
Corporate debentures	621	2	623

	$68,952	$(68)	$68,884

December 31, 2003

	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value
Municipal bonds	$10,875	$(5)	$10,870
US treasury securities	9,000	3	9,003

	$19,875	$(2)	$19,873

At December 31, 2004, maturities of held-to-maturity long-term marketable securities range from 1-4 years.

The long-term available-for-sale marketable security balance at December 31, 2004 is our investment in Semiconductor Manufacturing International Corporation (“SMIC”) a Chinese wafer foundry. We made a $10,000 investment in SMIC during the third quarter of 2003 and recorded the investment at cost in other long-term assets at December 31, 2003. In March of 2004, SMIC completed its initial public offering and as a result, we now account for the investment as an available-for-sale marketable security in accordance with SFAS 115. The investment is classified as a long-term marketable security at December 31, 2004 because we do not expect to sell any or all of the investment in SMIC in the next year.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
	2004	2003
Accounts receivable, gross	$14,817	$8,680
Allowance for doubtful accounts	(212)	(212)

Accounts receivable, net	$14,605	$8,468

During the year ended December 31, 2002 we recorded a provision for doubtful accounts of $7. During the years ended December 31, 2004 and 2003, the provision was $0.

Inventories, Net

Inventories, net consists of the following:

	December 31,
	2004	2003
Finished goods	$11,648	$8,854
Work-in-process	8,516	3,566

	20,164	12,420
Reserve for slow moving and obsolete items	(1,589)	(1,942)

	$18,575	$10,478

The following is a summary of the change in our reserve for slow moving and obsolete items:

	Year Ended December 31,
	2004	2003	2002
Beginning balance	$1,942	$1,377	$412
Provision	26	883	1,535
Charge offs	(379)	(318)	(570)

Ending balance	$1,589	$1,942	$1,377

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2004	2003
Software	$16,385	$9,811
Equipment, furniture and fixtures	11,681	7,597
Tooling	4,349	3,378
Leasehold improvements	1,778	992

	34,193	21,778
Accumulated depreciation and amortization	(21,749)	(15,217)

	$12,444	$6,561

Software amortization was $3,160, $2,136 and $1,844 for the years ended December 31, 2004, 2003 and 2002, respectively.

Acquired Intangible Assets, Net

Acquired intangible assets, net consist of the following:

December 31, 2004

	Gross
	Carrying	Accumulated
	Amount	Amortization
Developed technology	$3,700	$1,543
Assembled workforce	1,577	1,214

December 31, 2003

	Gross
	Carrying	Accumulated
	Amount	Amortization
Developed technology	$3,700	$1,014
Assembled workforce	1,577	728

Amortization of developed technology was $529 for both of the years ended December 31, 2004 and 2003. Amortization of developed technology was $485 for the year ended December 31, 2002.

Amortization of the assembled workforce asset was $486 for both of the years ended December 31, 2004 and 2003, and $242 for the year ended December 31, 2002.

Amortization of developed technology will be $529 for the years ending December 31, 2005, 2006, 2007 and 2008. Amortization of developed technology will be $41 for the year ending December 31, 2009. Amortization of the assembled workforce will be $363 for the year ending December 31, 2005.

Other Assets, Net

Other assets, net consist of the following:

	December 31,
	2004	2003
Licensed technology, net	$7,084	$1,158
Other	1,017	1,353
Investment in SMIC	-	10,000

	$8,101	$12,511

Goodwill

Goodwill decreased during 2004 due to the release of valuation allowance established against deferred tax assets acquired from nDSP in 2002 and Panstera in 2001, and due to the release and cancellation of shares held in escrow from the nDSP acquisition. The carrying amount of goodwill did not change during 2003.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Accrued payroll and related liabilities	$4,586	$3,502
Current portion of accrued liabilities for equipment and other asset financing	3,185	14
Accrued commissions and royalties	719	656
Reserve for sales returns and allowances	524	202
Reserve for warranty returns	419	569
Accrued manufacturing liabilities	477	1,179
Accrued interest payable	335	-
Other	2,597	2,460

	$12,842	$8,582

The following is a summary of the change in our reserve for sales returns and allowances:

	Year Ended December 31,
	2004	2003	2002
Beginning balance	$202	$588	$673
Provision	977	1,654	541
Charge offs	(655)	(2,040)	(626)

Ending balance	$524	$202	$588

The following is a summary of the change in our warranty reserve:

	Year Ended December 31,
	2004	2003	2002
Beginning balance	$569	$769	$978
Provision	241	18	556
Charge offs	(391)	(218)	(765)

Ending balance	$419	$569	$769

Long-Term Debt and Debt Issuance Costs

On May 18, 2004, we issued $125,000 of convertible subordinated debentures (“the debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933 and outside of the United States in accordance with Regulation S under the Securities Act. On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers. We intend to use the net proceeds from this offering for general corporate purposes, including potential acquisitions. The debentures have been registered with the SEC for resale under the Securities Act of 1933.

The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year, beginning November 15, 2004. The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1,000 principal amount of debentures for a total of 6,159,405 shares. This is equivalent to a conversion price of approximately $24.35 per share. The debentures are convertible if (a) during any calendar quarter, the market price of our common stock exceeds 130% of the conversion price per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, (b) the trading price of the debentures declines to less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt and effectively subordinated to all existing and future debt of our subsidiaries. At December 31, 2004, we had no senior debt outstanding and our subsidiaries had approximately $1,358 of liabilities to which the debentures were effectively subordinated.

The fees associated with the issuance of the convertible debentures included $4,500 withheld from the proceeds and $455 paid in cash. The fees have been capitalized and are included in long term assets on the balance sheet. The fees are being amortized over a period of 7 years. Total amortization of debt issuance costs during the year ended December 31, 2004 was $472.

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

Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain stock options and the vesting of certain restricted stock, when such exercise or vesting would have the effect of reducing earnings per share. In the fourth quarter of 2004, we adopted Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.  As a result, diluted weighted average shares outstanding also includes the increased number of common shares that would be outstanding assuming the conversion of our convertible subordinated debentures, using the if-converted method, when such conversion would have the effect of reducing earnings per share.

The following schedule reconciles basic and diluted weighted average shares outstanding for the year ended December 31, 2004:

Basic weighted average shares outstanding	46,672,766
Incremental shares related to conversion of long-term debt	3,772,495
Incremental shares related to stock options	1,604,200
Incremental shares related to restricted stock	12,397

Diluted weighted average shares outstanding	52,061,858

The following schedule reconciles net income used in the calculation of basic earnings per share to net income used in the calculation of diluted earnings per share for the year ended December 31, 2004:

Net income used in calculating basic net income per share	$21,781
Add: Interest expense and amortization of debt issuance costs, net of tax	1,522

Net income used in calculating diluted net income per share	$23,303

Because of our net loss position, the following incremental shares are excluded from diluted weighted average shares outstanding for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
Incremental shares related to stock options	1,237,281	1,334,356
Incremental shares related to restricted stock	99,001	91,650

The following weighted average outstanding stock options are also excluded from the computation of diluted net income or loss per share for the periods presented because the options’ exercise prices were greater than the average market value of Pixelworks’ common stock, which has the effect of making the shares anti-dilutive:

	Year Ended December 31,
	2004	2003	2002
Weighted average options outstanding with exercise prices in excess of average market value	2,262,702	3,009,257	3,199,252

NOTE 5. INCOME TAXES

Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2004	2003	2002
Domestic	$28,891	$(2,166)	$(19,971)
Foreign	880	729	-

	$29,771	$(1,437)	$(19,971)

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$8,391	$12	$1,346
State	457	8	180
Foreign	243	241	-

Total current	9,091	261	1,526
Deferred:
Federal	(161)	(627)	(572)
State	(940)	(541)	(74)

Total deferred	(1,101)	(1,168)	(646)

Income tax expense (benefit)	$7,990	$(907)	$880

A portion of income tax expense (benefit) has been allocated as follows:

	Year Ended December 31,
	2004	2003	2002
Goodwill	$(1,110)	$-	$(930)
Shareholders’ equity	(4,485)	-	(1,357)

The significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes are as follows:

	Year Ended December 31,
	2004	2003	2002
Computed expected provision for (recovery of) income taxes	35%	(34)%	(34)%
Increase (decrease) resulting from:
Research and experimentation credit	(7)	(65)	(5)
Amortization of acquired intellectual property, workforce in place and deferred tax charge	(1)	(19)	-
State income taxes, net of federal benefit	1	(8)	1
Tax exempt interest	(1)	-	-
Change in valuation allowance	(1)	81	-
Difference between financial and tax reporting for stock option exercises	-	(12)	-
In-process research and development	-	-	41
Other	1	(6)	1

Actual tax (benefit) expense	27%	(63)%	4%

The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$7,867	$10,809
Research and experimentation credit carryforwards	7,020	5,942
Accrued vacation	446	375
Reserves and accrued expenses	1,283	1,334
Deferred compensation	35	1,028
Depreciation	-	553
Other	419	239

Total gross deferred tax assets	17,070	20,280
Deferred tax liabilities:
Amortization	(919)	(1,331)
Depreciation	(563)	-

Total gross deferred tax liabilities	(1,482)	(1,331)

Less: valuation allowance	(8,990)	(13,452)

Net deferred tax assets	$6,598	$5,497

The current portion of deferred tax assets of $1,730 and $1,803 at December 31, 2004 and 2003, respectively, are included in prepaid expenses and other current assets in the consolidated balance sheets.

We have established a valuation allowance for certain deferred tax assets, including net operating loss and tax credit carryforwards. SFAS 109 requires that a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. Although realization of the remaining net deferred tax assets is not assured, we believe that it is more likely than not that net deferred tax assets without a valuation allowance will be realized. We consider projected future taxable income, the scheduled reversal of deferred tax liabilities and tax planning strategies when making this assessment. The net change in the total valuation allowance for the year ended December 31, 2004 was a decrease of $4,462, of which $418, $2,304 and $1,740 was allocated to the provision for income taxes, shareholders’ equity and goodwill, respectively. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $1,692 and $4,371 respectively.

Certain subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated as a reduction to goodwill in the amount of approximately $8,577.

As of December 31, 2004, we have federal, state and foreign net operating loss carryforwards of approximately $14,764, $24,254 and $6,432, respectively, which will expire between the years 2007 and 2022. As of December 31, 2004, we have generated federal, state and foreign research and experimentation credit carryforwards of approximately $4,259, $3,255 and $500, respectively, which will expire between the years 2005 and 2024. Utilization of acquired net operating loss and credit carryforwards are subject to certain annual limitations when there is a change of more than 50% ownership. Such a change occurred with the acquisitions of nDSP and Jaldi during 2002.

We have undistributed earnings of foreign subsidiaries of approximately $3,457 at December 31, 2004, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If repatriated, some of these earnings could generate foreign tax credits that may reduce the federal tax liability associated with any future foreign dividend.

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an entity’s income tax expense and deferred tax liability. FSP 109-2 states that an entity is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.  The Jobs Act was enacted on October 22, 2004. While we have not yet completed our evaluation of the impact of the provisions of FSP 109-2, we currently believe that it will not have a material impact on our financial statements. Accordingly, as provided for in FSP 109-2, we have not adjusted tax expense or recorded a deferred tax liability to reflect the repatriation provisions of the Jobs Act.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Royalties

We license technology from third-parties and have agreed to pay certain suppliers a per unit royalty based on either the number of chips sold or manufactured, or the net sales price of the chips containing the licensed technology. We recorded $2,493, $1,798 and $826 in royalty expense for the years ended December 31, 2004, 2003 and 2002, respectively.

401(k) Plan

We have a profit-sharing plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during 2004, 2003 or 2002.

Leases

We lease office space and office equipment under operating leases that expire at various dates through 2009. Future minimum payments under the leases are as follows:

Year Ending December 31,
2005	$3,220
2006	1,986
2007	764
2008	596
2009	69

$6,635

Minimum lease payments above are net of sublease rentals of $95 and $40 for the years ended December 31, 2005 and 2006, respectively. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $2,942, $2,817 and $2,330, respectively.

Contract Manufacturers

In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications

Certain of our software license agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is limited to the amount paid by the customer. As of December 31, 2004, we have not incurred any material liabilities arising from these indemnifications, however in the future, such obligations could impact our immediate results of operations but would not materially affect our business.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock.

As of December 31, 2004 and 2003, there is one series of preferred stock designated as the Special Voting Share Series. As of December 31, 2004 and 2003, there is one voting share issued and outstanding. The series was designated and the share was issued in 2002 in connection with our Jaldi asset acquisition. The voting share entitles the holders of exchangeable shares (see below) to vote on any matters that come before the Pixelworks common shareholders.

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

Note Receivable for Common Stock

During 1999, options to purchase 305,937 shares of common stock were exchanged for 305,937 shares of common stock subject to vesting in exchange for a note receivable. The note receivable was due and payable the earlier of (i) August 31, 2008 or (ii) upon termination of the borrower’s employment. Interest payments at the rate of 6% were due and payable annually. The note was secured by the shares of common stock issued thereunder. The note was paid in full in 2002 and as of December 31, 2003 all shares were fully vested.

Stock Option Plans

Under our 1997 Stock Incentive Plan and 2001 Nonqualified Stock Option Plan (the “option plans”), 18,340,116 and 4,000,000 stock options, respectively, may be granted. Options granted under the plans must generally be exercised while the individual is an employee and within ten years of the date of grant. The new-hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant, and 2.08% on the last day of every month thereafter for a total of thirty-six additional increments. The merit vesting schedule provides that options become exercisable monthly for a period of four years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year.

The following is a summary of stock option activity:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Options outstanding at December 31, 2001	4,102,438	7.73
Granted at market	2,231,102	10.62
Granted below market	729,500	10.25
Exchanged in acquisition	118,858	2.07
Exercised	(635,766)	0.76
Canceled	(731,438)	8.23

Options outstanding at December 31, 2002	5,814,694	9.74
Granted at market	1,592,099	7.52
Exercised	(650,766)	2.76
Canceled	(484,288)	10.20

Options outstanding at December 31, 2003	6,271,739	9.86
Granted at market	2,595,005	14.03
Exercised	(809,966)	4.91
Canceled	(531,643)	12.82

Options outstanding at December 31, 2004	7,525,135	11.63

The following table summarizes information about options outstanding at December 31, 2004:

Options Outstanding						Options Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			Outstanding at	Remaining	Average	Exercisable at	Average
Range of			December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices			2004	Life	Price	2004	Price
$0.17	-	$6.25	968,832	5.71	$2.99	735,060	$2.12
6.30	-	7.57	1,014,189	8.28	7.05	316,394	7.15
7.62	-	9.22	955,357	7.97	8.73	326,622	8.53
9.26	-	10.48	842,247	7.62	10.10	509,622	10.15
10.50	-	12.53	875,253	8.45	11.83	289,234	12.19
12.56	-	14.84	866,996	9.19	14.63	98,517	13.99
14.90	-	16.50	967,345	8.08	15.95	334,733	16.29
16.60	-	23.25	838,912	7.86	19.18	362,583	21.36
23.44	-	39.00	196,004	6.00	30.75	186,478	30.86

$0.17	-	$39.00	7,525,135	7.83	$11.63	3,159,243	$11.28

At December 31, 2003, there was a total of 2,804,710 options exercisable with a weighted average exercise price of $9.54. At December 31, 2002 there was a total of 1,683,963 options exercisable with a weighted average exercise price of $6.46.

As of December 31, 2004, 3,308,107 shares were available for grant under the option plans.

Employee Stock Purchase Plan

At December 31, 2004, a total of 1,500,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). Beginning in 2005, the number of shares available for issuance under the ESPP will increase each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year of the

Company, (ii) two percent of the outstanding shares of common stock on the first day of the Company’s fiscal year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the years ended December 31, 2004, 2003 and 2002, the Company issued 211,795, 220,203 and 128,667 shares under the ESPP plan for proceeds of approximately $1,133, $1,141 and $887, respectively. As of December 31, 2004, there are 848,742 shares available for issuance under the plan.

NOTE 8. SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for electronic display devices. Substantially all of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Year Ended December 31,
	2004	2003	2002
Japan	$70,749	$58,597	$49,278
Taiwan	36,766	33,843	17,738
China	30,587	17,930	6,457
Europe	14,342	8,302	5,370
Korea	14,032	14,428	11,901
U.S.	2,265	1,928	2,411
Other	7,470	5,893	9,486

	$176,211	$140,921	$102,641

Significant Customers

Sales to distributors represented 69%, 69% and 68% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. The following distributors accounted for 10% or more of total revenue for the periods presented:

	Year Ended December 31,
	2004	2003	2002
Distributor A	31%	39%	45%
Distributor B	13%	16%	12%

Sales to our top five end customers represented 33%, 35% and 41% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2002, one end customer represented 10% of total revenue. There were no end customers that represented 10% or more of total revenue for the years ended December 31, 2004 or 2003. End customers include customers who purchase directly from the Company, as well as customers who purchase the Company’s products indirectly through distributors and contract manufacturers.

The following accounts represented 10% or more of total accounts receivable:

	December 31,
	2004	2003
Account A	26%	20%
Account B	11%	0%
Account C	8%	33%
Account D	3%	11%

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

We also subleased approximately 4,000 square feet of our California office as a result of the restructuring. We included the present value of the difference between the future minimum lease payments and the non-cancelable sublease rentals in restructuring expense during the fourth quarter of 2003. The lease liability remaining at December 31, 2004 and 2003 is included in accrued liabilities in the consolidated balance sheets.

The total costs associated with the restructuring were as follows:

Asset disposals	$3,927
One-time termination benefits	916
Lease costs	188
Other	18

$5,049

We did not incur any costs related to this restructuring in 2004 and will not incur any additional costs related to this restructuring in future periods.

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

NOTE 11. ACQUISITIONS

Jaldi

On January 30, 2001, we made an investment of $7,500 in Jaldi, a development stage semiconductor company. On September 6, 2002, we acquired the remaining equity interest in Jaldi in exchange for an undertaking to issue 1,731,099 shares of Pixelworks’ common stock upon the exchange of Jaldi exchangeable shares plus the assumption of all outstanding Jaldi stock options. The acquisition was aimed at expanding our product offerings and increasing revenue growth. The acquisition was accounted for as an asset purchase and the results of Jaldi’s operations are included in Pixelworks’ financial statements beginning on September 6, 2002.

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

The excess purchase price over the identifiable tangible and intangible assets was $14,371 and was allocated to goodwill. The acquisition was aimed at expanding our product offerings and driving revenue growth and this supported the premium paid over the fair value of the assets acquired. The goodwill is not expected to be deductible for tax purposes.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Revenue	$45,270	$48,509	$43,970	$38,462
Gross profit	23,695	23,382	22,074	17,405
Income from operations	9,924	8,810	7,184	2,111
Income before income taxes	10,159	8,929	7,822	2,861
Net income	6,553	5,759	5,449	4,020
Net income per share:
Basic	0.14	0.12	0.12	0.09
Diluted	0.14	0.12	0.11	0.08

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Revenue	$32,005	$32,559	$35,516	$40,841
Gross profit	14,713	14,679	15,063	18,938
Income (loss) from operations	594	470	(6,942)	3,264
Income (loss) before income taxes	973	771	(6,695)	3,514
Net income (loss)	248	420	(4,141)	2,943
Net income (loss) per share, basic and diluted	0.01	0.01	(0.09)	0.06

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued FASB Statement No. 123 (Revised), Share Based Payment. This revision replaced the existing SFAS No. 123 to no longer allow public companies to apply the intrinsic value based method of accounting for stock compensation described in Opinion 25. Under the revised statement, public entities must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption over the remaining vesting period. The statement may be adopted using a modified prospective or modified retrospective approach, and it is effective for the first interim or annual reporting period beginning after June 15, 2005. While we are still in the process of determining how we will adopt the statement and what the impact will be on our financial statements, we do expect it to have an adverse effect on our consolidated statements of operations and earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, and due to the existence of a material weakness in our internal control over financial reporting as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were not adequate to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This material weakness resulted from the inadequate design of internal control related to management’s review of the Company’s accounting for income taxes and related disclosures (as described below in Management’s Report on Internal Control over Financial Reporting). No other material weaknesses were identified.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2004. In conducting this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. As a result of our assessment, we identified a material weakness in internal control over financial reporting which resulted from the inadequate design of internal control related to management's review of the Company's accounting for income taxes and related disclosures.

The aforementioned deficiency in the design of internal control relating to the adequacy of management’s review of the Company's accounting for income taxes could have resulted in a material misstatement of income tax amounts reported in our annual or interim consolidated financial statements and related disclosures. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of financial statements will not be prevented or detected. As a result of the aforementioned material weakness, we concluded that our internal control over financial reporting was not effective as of December 31, 2004.

KPMG LLP has audited and issued their report on our assessment of our internal control over financial reporting as of December 31, 2004. KPMG LLP’s report appears below.

(c) Changes to Internal Controls

In response to the material weakness discussed above, during the first quarter of 2005, we strengthened our internal controls over the review of our income tax accounting procedures by significantly increasing the scope of our outside tax expert’s review engagement, and by formalizing policies and procedures to ensure appropriate communication and follow up of comments noted by expert reviewers.

There were no changes to our internal control over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(d)), that Pixelworks Inc. (the “Company”), did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, management identified a material weakness in internal control over financial reporting which resulted from the inadequate design of internal control related to management’s review of the Company’s accounting for income taxes and related disclosures. This deficiency in internal control over financial reporting could have resulted in a material misstatement of income tax amounts reported in the Company’s annual or interim consolidated financial statements and related disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Portland, Oregon
March 15, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the Directors of the Company is set forth in the Company’s proxy statement for its 2005 annual meeting of shareholders (the “2005 Proxy Statement”) and is incorporated herein by reference.

Information concerning the Executive Officers of the Company is set forth in the 2005 Proxy Statement and is incorporated herein by reference.

Information with respect to Section 16(a) of the Securities Exchange Act is set forth in the 2005 Proxy Statement and is incorporated herein by reference.

Information relating to the audit committee financial expert, the identification of the audit committee of our Board of Directors and procedures for security holders to recommend nominees to our Board of Directors is contained in our 2005 Proxy Statement and is incorporated herein by reference.

We have adopted a written code of ethics that applies to our CEO, senior financial officers, financial vice presidents, directors and managers and disclosure committee members. We have also adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors. Each code is available on our Web site at www.pixelworks.com. Any person may request a copy of either code by writing to us at the following address:

Pixelworks, Inc.
Investor Relations
8100 SW Nyberg Road
Tualatin, Oregon 97062

Item 11. Executive Compensation

Information with respect to executive compensation is included in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information with respect to security ownership of certain beneficial owners and management is included in the 2005 Proxy Statement and is incorporated herein by reference.

Information with respect to equity compensation plans is included in the 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions with management is included in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to principal accounting fees and services is included in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

All schedules have been omitted as they are either not required or the information is otherwise included.

(a) 3. Exhibits

The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc., Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks Inc., Panther Acquisition, Inc. and Panstera, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

2.3	Agreement and Plan of Merger and Reorganization dated as of December 6, 2001 among Pixelworks, Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories

Exhibit Number	Description
thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2002).

2.4	Reorganization Agreement among Pixelworks, Inc., Pixelworks Nova Scotia Company, Certain Shareholders of Jaldi Semiconductor Corp. and Jaldi Semiconductor Corp. dated August 2, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.5	Jaldi Semiconductor, Inc. Exchangeable Share Provisions (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.6	Exchangeable Share Support Agreement among Jaldi Semiconductor Corp., Pixelworks, Inc., Pixelworks Nova Scotia and Jaldi Semiconductor Corp. dated September 6, 2002 (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.7	Voting and Exchange Trust Agreement among Jaldi Semiconductor Corp., Pixelworks, Inc., Pixelworks Nova Scotia Company and CIBC Mellon Trust Company, dated September 6, 2002 (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.8	Agreement and Plan of Merger, dated as of March 17, 2003 among Pixelworks, Inc., Display Acquisition Corp. and Genesis Microchip Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 20, 2003).

2.9	Form of Pixelworks Voting Agreement, dated as of March 17, 2003 by and among each of the directors of Pixelworks Inc. and Genesis Microchip Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 20, 2003).

2.10	Form of Genesis Voting Agreement, dated as of March 17, 2003 by and among each of the directors of Genesis Microchip Inc. and Pixelworks Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 20, 2003).

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

3.2	Articles of Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks Inc., as filed with the Secretary of State of Oregon on September 6, 2002 (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

3.3	First Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

3.4	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.2	Third Amended Registration Rights Agreement dated February 22, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.3	Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

4.4	Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

Exhibit Number	Description
4.5	Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

4.6	Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000). +

10.2	Registration Rights Agreement dated as of December 6, 2001 among Pixelworks, Inc., nDSP Delaware, Inc. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2002).

10.3	Sublease Agreement Dated September 7, 2001 between Epicor Software Corporation and Pixelworks Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 25, 2002).

10.4	2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001). +

10.5	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.6	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.7	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.8	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.9	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000). +

10.10	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

10.11	Third Amendment to Lease dated March 1, 2002 between Copper Mountain Trust Corporation and Pixelworks, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 25, 2002).

10.12	Form of Pixelworks, Inc. Change of Control Severance Agreement dated March 14, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on April 18, 2003). +

10.13	Change of Control Severance Agreement dated March 14, 2003 between Jeffrey Bouchard and Pixelworks, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on April 18, 2003). +

Exhibit Number	Description
10.14	Change of Control Severance Agreement dated March 14, 2003 between Hans Olsen and Pixelworks, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on April 18, 2003). +

10.15	Relocation Agreement between Hans Olsen and Pixelworks, Inc. effective as of the date executed by both parties (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on April 18, 2003). +

10.16	Fourth Amendment to lease dated June 23, 2003 between Pixelworks, Inc. and Quest Group Trust VI (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.17	Fifth Amendment to lease dated February 18, 2004 between Pixelworks, Inc. and Quest Group Trust VI (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2004).

10.18	First Amendment to lease dated February 2004 between Pixelworks, Inc. and Epicor Software Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2004).

10.19	First Amendment of Lease between Pixelworks, Inc. and Southcenter III & IV Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.20	Pixelworks, Inc. 1997 Stock Incentive Plan, As Amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.21	Pixelworks, Inc. 2000 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.22	Pixelworks, Inc. 2004 Senior Management Bonus Plan. +

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K/A filed on May 30, 2003).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

+ Indicates a management contract or compensation arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated: March 15, 2005	By:	/s/ Allen H. Alley
Allen H. Alley
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Allen H. Alley	Chairman, President and	March 15, 2005
Allen H. Alley	Chief Executive Officer

/s/ Jeffrey B. Bouchard	Vice President, Finance and	March 15, 2005
Jeffrey B. Bouchard	Chief Financial Officer

/s/ Oliver D. Curme	Director	March 15, 2005
Oliver D. Curme

/s/ C. Scott Gibson	Director	March 15, 2005
C. Scott Gibson

/s/ Frank Gill	Director	March 15, 2005
Frank Gill

/s/ Steven J. Sharp	Director	March 15, 2005
Steven J. Sharp