Form 10-Q
period 2005-03-31
PIXELWORKS INC
filed 2005-05-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

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

Number of shares of Common Stock outstanding as of April 30, 2005: 46,496,945

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$50,542	$32,585
Short-term marketable securities	166,073	160,213
Accounts receivable, net	15,205	14,605
Inventories, net	13,580	18,575
Prepaid expenses and other current assets	5,468	4,856
Total current assets	250,868	230,834

Long-term marketable securities	53,407	79,483
Property and equipment, net	12,243	12,444
Other assets, net	11,246	8,101
Debt issuance costs, net	4,310	4,483
Deferred tax assets, net	4,868	4,868
Acquired intangible assets, net	2,266	2,520
Goodwill	80,836	80,836
Total assets	$420,044	$423,569

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,861	$5,946
Accrued liabilities and current portion of long-term liabilities	11,712	12,842
Income taxes payable	853	2,393
Total current liabilities	17,426	21,181

Long-term liabilities	297	365
Long-term debt	150,000	150,000
Total liabilities	167,723	171,546

Shareholders’ equity
Preferred stock	—	—
Common stock	306,216	304,996
Shares exchangeable into common stock	6,004	6,144
Accumulated other comprehensive (loss) income	(1,102)	531
Deferred stock-based compensation	(45)	(60)
Accumulated deficit	(58,752)	(59,588)
Total shareholders’ equity	252,321	252,023
Total liabilities and shareholders’ equity	$420,044	$423,569

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$40,261	$45,270
Cost of revenue (1)	23,343	21,883
Gross profit	16,918	23,387

Operating expenses:
Research and development (2)	9,442	7,704
Selling, general and administrative (3)	7,068	5,474
Stock-based compensation and amortization of assembled workforce	137	285
Total operating expenses	16,647	13,463
Income from operations	271	9,924

Interest income	1,715	236
Interest expense	(657)	(1)
Amortization of debt issuance costs	(177)	—
Interest income, net	881	235
Income before income taxes	1,152	10,159

Provision for income taxes	316	3,606

Net income	$836	$6,553

Net income per share:
Basic	$0.02	$0.14
Diluted	$0.02	$0.14

Weighted average shares outstanding:
Basic	46,969	46,320
Diluted	47,887	48,141

(1) Includes amortization of acquired developed technology of:	$132	$132
(2) Excludes stock-based compensation of:	11	80
(3) Excludes stock-based compensation of:	4	84

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$836	$6,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,861	1,428
Income tax benefit from stock options	242	—
(Gain) loss on asset disposals	(1)	163
Amortization of acquired developed technology	132	132
Stock-based compensation and amortization of assembled workforce	137	285
Amortization of debt issuance costs	177	—
Amortization of deferred tax charge	14	14
Deferred rent	4	3
Changes in operating assets and liabilities:
Accounts receivable, net	(600)	(8,614)
Inventories, net	4,995	699
Prepaid expenses and other current and long-term assets, net	(1,106)	1,276
Accounts payable	(1,069)	4,894
Accrued current and long-term liabilities and income taxes payable	(3,011)	2,977
Net cash provided by operating activities	3,611	9,810

Cash flows from investing activities:
Purchases of marketable securities	(36,345)	(4,837)
Purchases of property and equipment	(2,123)	(975)
Payments on asset financing	(1,027)	(1)
Purchases of other assets	(1,921)	(786)
Proceeds from maturities of marketable securities	54,928	10,750
Net cash provided by investing activities	13,512	4,151

Cash flows from financing activities:
Proceeds from issuances of common stock	838	2,706
Debt issuance costs	(4)	—
Tenant improvement allowance	—	62
Net cash provided by financing activities	834	2,768

Net increase in cash and cash equivalents	17,957	16,729
Cash and cash equivalents, beginning of period	32,585	16,490
Cash and cash equivalents, end of period	$50,542	$33,219

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$1,600	$1
Interest	—	1

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,296	$—
Transfer of cost-based investment to available-for-sale marketable security	—	10,000

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share data)

NOTE 1:                BASIS OF PRESENTATION

Nature of Business

Pixelworks, Inc. (“Pixelworks” or the “Company”) is a leading designer, developer and marketer of semiconductors and software for the advanced display industry, including advanced televisions, multimedia projectors and flat panel monitors.  Our system-on-chip semiconductors provide the ‘intelligence’ for these types of displays by processing and optimizing video and computer graphic signals to produce high-quality images.

Condensed Consolidated Financial Statements

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to prevent the information presented from being misleading.

The financial information included herein for the three months ended March 31, 2005 and 2004 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods.  The financial information as of December 31, 2004 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventory valuation, property and equipment, intangible assets and income taxes.  The actual results experienced by the Company could differ materially from our estimates.

Reclassifications

Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation, including the reclassification of investments in auction rate securities from cash and cash equivalents to available-for-sale short-term marketable securities and the reclassification of tooling depreciation from research and development expense to cost of revenue.  Additionally, facilities and information technology expenses have been allocated between selling, general and administrative expense, research and development expense and cost of revenue based on employee headcount.

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

Entities electing to continue to apply Opinion 25 must make prominent pro-forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied.  Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income (loss) would have approximated the pro-forma amounts below:

	Three Months Ended March 31,
	2005	2004

Net income as reported	$836	$6,553
Add: Stock-based compensation included in reported net income, net of related tax effects	11	100
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(2,719)	(2,095)
Pro-forma net (loss) income	$(1,872)	$4,558

Reported basic net income per share	$0.02	$0.14
Pro-forma basic net (loss) income per share	$(0.04)	$0.10

Reported diluted net income per share	$0.02	$0.14
Pro-forma diluted net (loss) income per share	$(0.04)	$0.10

The fair value of stock-based compensation costs reflected in the above pro-forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004

Stock Option Plans:

Risk free interest rate	4.08%	3.51%
Expected dividend yield	0%	0%
Expected life (in years)	7.3	6.1
Volatility	96%	103%

Employee Stock Purchase Plan:

Risk free interest rate	2.00%	1.90%
Expected dividend yield	0%	0%
Expected life (in years)	0.8	1.6
Volatility	92%	104%

The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts and additional awards are anticipated in future periods.

NOTE 3:                BALANCE SHEET COMPONENTS

Marketable Securities

At December 31, 2004, we classified all marketable securities as held-to-maturity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), with the exception of auction rate securities and our investment in Semiconductor Manufacturing International Corporation (“SMIC”), which we classified as available-for-sale.

On March 31, 2005, we determined that we no longer had the intent to hold any of our securities to maturity based on the potential for future acquisitions, and we reclassified all of our held-to-maturity securities to available-for-sale.  The amortized cost of the securities transferred from held-to-maturity to available-for-sale was $159,632 on the March 31, 2005 transfer date.

Short-term marketable securities were classified as follows:

	March 31, 2005	December 31, 2004

Available-for-sale	$166,073	$77,150
Held-to-maturity	—	83,063
	$166,073	$160,213

Long-term marketable securities were classified as follows:

	March 31, 2005	December 31, 2004

Available-for-sale	$53,407	$10,531
Held-to-maturity	—	68,952
	$53,407	$79,483

Unrealized holding losses on short-term available-for-sale marketable securities, net of tax, were $571 at March 31, 2005.  Unrealized holding losses on long-term available-for-sale marketable securities, net of tax, were $531 at March 31, 2005.  These unrealized holding losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, at March 31, 2005.

There were no unrealized holding gains or losses on available-for-sale auction rate securities at December 31, 2004, and the unrealized holding gain on our investment in SMIC at December 31, 2004, net of tax, was $531.  This unrealized holding gain was recorded in accumulated other comprehensive income at December 31, 2004.

Gross unrealized holding losses on short-term held-to-maturity marketable securities were $48 at December 31, 2004, and gross unrealized losses on long-term held-to-maturity marketable securities were $68 at December 31, 2004.

Accounts Receivable, Net

Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due.  We do not have any off balance sheet exposure risk related to customers.  Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments.  Accounts receivable, net consisted of the following:

	March 31, 2005	December 31, 2004

Accounts receivable, gross	$15,417	$14,817
Allowance for doubtful accounts	(212)	(212)
	$15,205	$14,605

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items.  Inventories, net consisted of the following:

	March 31, 2005	December 31, 2004

Finished goods	$8,272	$11,648
Work-in-process	6,749	8,516
	15,021	20,164
Reserve for slow moving and obsolete items	(1,441)	(1,589)
	$13,580	$18,575

The following is a summary of the change in our reserve for slow moving and obsolete items:

	Three Months Ended March 31,
	2005	2004

Beginning balance	$1,589	$1,942
Provision	8	(533)
Charge offs	(156)	(95)
Ending balance	$1,441	$1,314

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at March 31, 2005 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.  It is not currently possible to predict if or when this will happen, or how much we may sell.  We do not expect that if such sales occur, they will have a material impact on gross profit margin.

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2005	December 31, 2004

Gross carrying amount of assets	$36,300	$34,193
Accumulated depreciation and amortization	(24,057)	(21,749)
	$12,243	$12,444

Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	March 31, 2005	December 31, 2004

Gross carrying amount of assets	$5,277	$5,277
Accumulated amortization	(3,011)	(2,757)
	$2,266	$2,520

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consisted of the following:

	March 31, 2005	December 31, 2004

Accrued payroll and related liabilities	$3,074	$4,586
Current portion of accrued liabilities for asset financing	3,446	3,185
Accrued interest payable	992	335
Accrued commissions and royalties	816	719
Accrued manufacturing liabilities	810	477
Reserve for warranty returns	463	419
Reserve for sales returns and allowances	352	524
Other	1,759	2,597
	$11,712	$12,842

The following is a summary of the change in our reserve for sales returns and allowances for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004

Beginning balance	$524	$202
Provision	73	57
Charge offs	(245)	(2)
Ending balance	$352	$257

The following is a summary of the change in our reserve for warranty returns for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004

Beginning balance	$419	$569
Provision	127	(21)
Charge offs	(83)	(15)
Ending balance	$463	$533

Long-Term Debt

On May 18, 2004, we issued $125,000 of convertible subordinated debentures (the “debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933 and outside of the United States in accordance with Regulation S under the Securities Act.  On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers.

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

NOTE 4:                COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004

Net income	$836	$6,553
Unrealized (loss) gain on available-for-sale investments, net of tax	(1,633)	3,315
Comprehensive (loss) income	$(797)	$9,868

NOTE 5:                EARNINGS PER SHARE

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

Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain stock options and the vesting of certain restricted stock, when such exercise or vesting would have the effect of reducing earnings per share.  In the fourth quarter of 2004, we adopted Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share.  As a result, diluted weighted average shares outstanding also includes the increased number of common shares that would be outstanding assuming the conversion of our convertible debentures, using the if-converted method, when such conversion would have the effect of reducing earnings per share.  The common shares issuable upon conversion of the debentures have been excluded from weighted average dilutive common shares outstanding for the three months ended March 31, 2005, as their inclusion would have the effect of increasing earnings per share.

The following schedule reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2005	2004

Weighted average common shares outstanding, basic	46,969	46,320
Dilutive effect of employee stock options and vesting of restricted stock	918	1,821
Weighted average common shares outstanding, diluted	47,887	48,141

For the three months ended March 31, 2005 and 2004, respectively, approximately 4,551 and 1,271 weighted average shares related to stock options were also excluded from the calculation of diluted weighted average shares outstanding because the exercise prices of these options were equal to or greater than the average market price of Pixelworks common stock during these periods, and as a result, their inclusion would have been anti-dilutive.

NOTE 6:                SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for electronic display devices.  Substantially all of our assets are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended March 31,
	2005	2004

Japan	$13,754	$17,441
Taiwan	10,355	11,643
Europe	6,289	2,378
China	4,989	6,808
Korea	3,788	4,274
U.S.	484	585
Other	602	2,141
	$40,261	$45,270

Significant Customers

Sales to distributors represented 54% and 71% of total revenue for the three months ended March 31, 2005 and 2004, respectively.  The following distributors accounted for 10% or more of total revenue for certain of the periods presented:

	Three Months Ended March 31,
	2005	2004

Distributor A	24%	31%
Distributor B	5%	17%

Sales to our top five end customers represented 36% and 37% of total revenue for the three months ended March 31, 2005 and 2004, respectively.

The following end customers accounted for 10% or more of total revenue for certain of the periods presented:

	Three Months Ended March 31,
	2005	2004

Customer A	10%	1%
Customer B	4%	12%

End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.

The following accounts represented 10% or more of gross accounts receivable:

	March 31, 2005	December 31, 2004

Account A	18%	11%
Account B	13%	26%

NOTE 7:                                                RISKS AND UNCERTAINTIES

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, short and long-term marketable securities and accounts receivable.  We limit our exposure to credit risk associated with cash equivalent and marketable security balances by placing our funds in various high quality securities and limiting concentrations of issuers and maturity dates.  We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers.

NOTE 8:                                                COMMITMENTS AND CONTINGENCIES

Indemnifications

Certain of our software license agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property.  Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies.  The indemnification is limited to the amount paid by the customer.  As of March 31, 2005, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could impact our immediate results of operations but would not materially affect our business.

NOTE 9:                                                SUBSEQUENT EVENT

On April 28, 2005, we entered into an Agreement and Plan of Merger with Equator Technologies, Inc. (“Equator”).  Equator is a leading provider of programmable digital video and audio encoding and decoding solutions with a family of Broadband Signal Processor integrated circuits.  Under the terms of the merger agreement, we will purchase all outstanding shares of Equator for approximately $109 million in cash.  Additionally, all outstanding Equator stock options will be converted into options to acquire Pixelworks common stock.  The transaction is expected to close in the second quarter of 2005 and is subject to regulatory approval and customary closing conditions.  The transaction will be accounted for by the purchase method of accounting, and accordingly, the results of operations of Equator will be included in our financial statements beginning on the date of closing.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors.   Such factors include, but are not limited to, increased competition, continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.  These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.  If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

On April 28, 2005, we entered into an Agreement and Plan of Merger with Equator Technologies, Inc. (“Equator”).  Equator is a leading provider of programmable digital video and audio encoding and decoding solutions with a family of Broadband Signal Processor integrated circuits.  Under the terms of the merger agreement, we will purchase all outstanding shares of Equator for approximately $109 million in cash.  Additionally, all outstanding options to purchase Equator stock will be converted into options to acquire Pixelworks common stock.  The transaction is expected to close in the second quarter of 2005 and is subject to regulatory approval and customary closing conditions.  The transaction will be accounted for by the purchase method of accounting.  The results of operations of Equator will be included in our financial statements beginning on the date of closing.  Accordingly, the discussion of our results of operations below for the quarter ended March 31, 2005 does not include the effects of the Equator transaction.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives.  Manufacturers’ representatives support some of our European and Asian sales.  We sell to distributors in Japan, Taiwan, China and Europe.  Sales to distributors represented 54% and 71% of total revenue for the three months ended March 31, 2005 and 2004, respectively.  Effective February 4, 2005, we terminated our distributor relationship with Neoview, one of our Taiwanese distributors.  We now sell our products directly to Taiwanese customers previously served by Neoview, as well as through our other Taiwanese distributors.  The termination of this relationship led to the decrease in sales to distributors during the three months ended March 31, 2005 compared to the three months ended December 31, 2004.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors.  Sales to our top five end customers represented 36% and 37% of total revenue for the three months ended March 31, 2005 and 2004, respectively.  End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.

Significant portions of our products are sold overseas.  Sales outside the U.S. accounted for approximately 99% of total revenue for the three months ended March 31, 2005 and 2004.  Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide.  All revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, inventories, property and equipment, intangible assets and income taxes.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts.  We offer credit to customers after careful examination of their creditworthiness.  We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments.  We evaluate the balance in the allowance based on historical experience and the age of outstanding receivables at each reporting period.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill.  Goodwill is not amortized.  Instead we test goodwill, which represents the excess cost over the fair value of net assets acquired in business combinations, annually for impairment, and more frequently if events and circumstances indicate that it might be impaired.  The impairment tests are performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.  This determination is made at the reporting unit level.  We have assigned all goodwill to a single, enterprise-level reporting unit.  The impairment test consists of two steps.  First, we determine the fair value of the reporting unit.  The fair value is then compared to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  We perform our annual impairment test in the first quarter of each year.  We did not record any impairment losses against goodwill when we performed the test in the first quarter of 2005 or 2004.

Income Taxes.  Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes.  We establish a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, to reduce our deferred tax assets to the amount that is more likely than not to be realized.  Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset may be charged to income in the period such determination was made.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated:

	Three Months Ended March 31,
	2005		2004
	Dollars	% of Revenue	Dollars	% of Revenue

Revenue	$40,261	100.0%	$45,270	100.0%
Cost of revenue	23,343	58.0	21,883	48.3
Gross profit	16,918	42.0	23,387	51.7

Operating expenses:
Research and development	9,442	23.5	7,704	17.0
Selling, general and administrative	7,068	17.6	5,474	12.1
Stock-based compensation and amortization of assembled workforce	137	0.3	285	0.6
Total operating expenses	16,647	41.3	13,463	29.7
Income from operations	271	0.7	9,924	21.9

Interest income	1,715	4.3	236	0.5
Interest expense	(657)	(1.6)	(1)	—
Amortization of debt issuance costs	(177)	(0.4)	—	—
Interest income, net	881	2.2	235	0.5
Income before income taxes	1,152	2.9	10,159	22.4

Provision for income taxes	316	0.8	3,606	8.0

Net income	$836	2.1%	$6,553	14.5%

Percentages may not add due to rounding.

Revenue

Revenue for the three months ended March 31, 2005 was 11% lower than revenue for the three months ended March 31, 2004.  Changes in units shipped and average selling prices were as follows:

	Percent Change in Units Sold	Percent Change in Average Selling Price
Three months ended March 31, 2005 compared to three months ended March 31, 2004	3%	-14%

Revenue by market as a percentage of gross revenue was as follows:

	Three Months Ended March 31,
	2005	2004

Advanced televisions	58%	38%
Multimedia projectors	30%	49%
LCD monitors	8%	10%
Other	4%	3%

Advanced Televisions

Total revenue from advanced television sales increased 36% to $23,378 in the first quarter of 2005 from $17,217 in the first quarter of 2004.  Units shipped increased 34%, while average selling prices increased 1%.  The advanced television market includes products sold into liquid crystal display (“LCD”) televisions, digital cathode ray tube (“CRT”) televisions, plasma displays, and digital rear projection televisions.  Revenue from products sold into the LCD market comprised the majority of our advanced television revenue during the quarters ended March 31, 2005 and March 31, 2004.  Our advanced television revenue is generated on sales to customers located in China, Taiwan, Europe, Korea and Japan.

In the second quarter of 2005, we expect that advanced television revenue will increase 5% to 10% over the first quarter of 2005.

Multimedia Projectors

Total revenue from multimedia projector sales decreased 47% to $11,954 in the first quarter of 2005 from $22,392 in the first quarter of 2004.  Units shipped decreased 31%, while average selling prices decreased 23%.  The decrease in revenue in the multimedia projector market is partially attributable to a general weakening of the overall market and partially to excess channel inventory.  Consistent with the first quarter of 2004, the majority of our sales to multimedia projector manufacturers during the three months ended March 31, 2005 were to customers located in Japan.  Japanese customers accounted for 87% and 64% of total projector revenue for the three months ended March 31, 2005 and 2004, respectively.

We believe that multimedia projector revenue in the second quarter of 2005 will be within 5% of first quarter 2005 multimedia projector revenue.

LCD Monitors

Total revenue from LCD monitor sales decreased 33% to $3,184 in the first quarter of 2005 from $4,752 in the first quarter of 2004.  Units shipped decreased 60% but average selling prices increased 67%.  The overall decrease in LCD monitor revenue is primarily attributable to our strategy to stop developing mainstream products for this market.  The increase in average selling prices resulted from an increase in the percentage of chips sold into Ultra Extended Graphics Array (“UXGA”) monitors, which carry higher average selling prices than chips sold into Super Extended Graphics Array (“SXGA”) or Extended Graphics Array (“XGA”) monitors.  The majority of our monitor revenue is generated on sales to customers located in Taiwan.

In the second quarter of 2005, we expect that our LCD monitor revenue will be within 5% of our first quarter 2005 LCD monitor revenue.

Other

Other revenue includes sales of evaluation kits as well as the impact of changes in our reserve for sales returns and allowances.  It also includes sales into small, niche markets that are unrelated to the three primary markets for our products.  We do not expect other revenue to be significant in the near future.

Cost of revenue and gross profit

Cost of revenue includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, amortization of purchased developed technology, provisions for slow moving and obsolete inventory and information technology and facilities allocations.

Gross profit decreased to 42.0% for the three months ended March 31, 2005 from 51.7% for the three months ended March 31, 2004.  The decrease is primarily driven by a change in the mix of products sold.  The decrease in sales to multimedia projector manufacturers as a percentage of total revenue contributed significantly to the overall decrease in gross profit, as our multimedia projector sales generally have the highest gross profit margins.

We expect our gross profit margin to be flat at approximately 42%, plus or minus 1%, for the second quarter of 2005.  This consistency is attributable to the fact that we do not expect any significant changes in the mix of products sold from the first quarter to the second quarter of 2005.

Research and development

Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services and expensed equipment and software.  Research and development expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended March 31,
	2005	2004

Research and development expense, inclusive of stock-based compensation	$9,453	$7,784

Research and development expense, inclusive of stock-based compensation expense, increased $1,669, or 21%, from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to the following offsetting factors:

•                  Depreciation and amortization expense increased $1,259 due to increased licensed technology and software asset purchases.

•                  Compensation expense increased $502 due to higher headcount in research and development departments during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The lower headcount for the three months ended March 31, 2004 was partially attributable to the restructuring that we initiated in the third quarter of 2003 to better position the Company to compete in the advanced television market.

•                  Facilities and information technology expenses allocated to research and development departments increased $456 from the three months ended March 31, 2004 to the three months ended March 31,

2005.  The increase was driven by higher headcount in information technology, higher rent expense, higher depreciation expense and increased communication charges.

•                  Expensed equipment and software decreased $287.

•                  We recorded a $163 loss on the disposal of licensed technology during the three months ended March 31, 2004, as we were no longer utilizing the licensed technology and we had no alternate uses for it.  There were no such losses recorded during the three months ended March 31, 2005.

We expect our research and development expense to continue to increase in future periods to support our ongoing investment in new product development programs.

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.  Selling, general and administrative expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended March 31,
	2005	2004

Selling, general and administrative inclusive of stock-based compensation	$7,072	$5,558

Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $1,514, or 27%, from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to the following factors:

•                  Compensation expense increased $887 due to an increase in headcount in administrative and sales and marketing personnel required to support future revenue growth and new regulatory requirements.

•                  The facilities and information technology expenses allocated to selling, general and administrative expense increased $283.  The increase was driven by higher headcount in information technology, higher rent expense, higher depreciation expense and increased communication charges.

•                  Travel and trade show expenses increased $196.

•                  Depreciation and amortization expense and expensed equipment increased $131.

We expect our selling, general and administrative expenses to increase in future periods.  The increases will result from higher sales-related and overhead costs that will be required to support a higher revenue base.

Stock-based compensation and amortization of assembled workforce

Stock-based compensation and amortization of assembled workforce was $137 for the three months ended March 31, 2005, compared to $285 for the comparable period in 2004.  Stock-based compensation and amortization of assembled workforce decreased due to our use of the accelerated method of expense recognition for deferred stock-based compensation, under which less expense is recognized in later periods.

Interest income, net

Interest income, net includes interest income earned on cash equivalents and short and long-term marketable securities, interest expense related to our 1.75% convertible subordinated debentures, and amortization of our debt issuance costs which have been capitalized and are included in long-term assets on the balance sheet.  The debt issuance costs are being amortized over seven years.

Interest income was $1,715 for the three months ended March 31, 2005 and $236 for the comparable period in 2004.  Interest expense was $657 for the three months ended March 31, 2005 and $1 for the comparable period in 2004.  Amortization of debt issuance costs was $177 for the three months ended March 31, 2005.  Interest income increased due to the investment of the proceeds from the issuance of the debentures.  The increase in interest expense is also attributable to the issuance of the 1.75% debentures.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2005 decreased to $316 from $3,606 for the three months ended March 31, 2004.  The decrease in the provision was attributable to our decreased projected income before taxes offset by various credits and other permanent items.  The effective tax rate differs from the federal statutory rate primarily due to the utilization of various federal, state and foreign tax credits, the accrual of contingent amounts related to potential permanent establishment exposure and the establishment of a valuation allowance against credits generated in a foreign jurisdiction.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities

As of March 31, 2005 we had cash and cash equivalents of $50,542, short and long-term marketable securities of $219,480 and working capital of $233,442.  Cash provided by operations during the three months ended March 31, 2005 was $3,611 compared to $9,810 during the three months ended March 31, 2004.  The decrease in cash provided by operations is primarily attributable to lower net income during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Cash provided by investing activities during the three months ended March 31, 2005 was $13,512.  This compares to $4,151 provided by investing activities during the three months ended March 31, 2004. Cash provided by investing activities during the three months ended March 31, 2005 resulted from proceeds from maturities of marketable securities, partially offset by purchases of marketable securities, purchases of property and equipment and other assets and payments on accrued balances related to asset purchases.  Cash provided by investing activities during the three months ended March 31, 2004 resulted from proceeds from maturities of marketable securities.  These proceeds were partially offset by purchases of marketable securities and purchases of property and equipment and other assets.

Cash provided by financing activities was $834 for the three months ended March 31, 2005.  This compares to $2,768 provided by financing activities during the three months ended March 31, 2004.  Cash provided by financing activities during the first quarter of 2005 and 2004 primarily consists of proceeds from the issuance of common stock from the exercise of stock options and proceeds from the issuance of common stock through the employee stock purchase plan.

On April 28, 2005, we entered into an Agreement and Plan of Merger with Equator Technologies, Inc. (“Equator”).  Under the terms of the merger agreement, we will purchase all outstanding shares of Equator for approximately $109 million in cash.  Additionally, all outstanding options to purchase Equator stock will be converted into options to purchase Pixelworks common stock.  The transaction is expected to close in the second quarter of 2005.

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

Accounts receivable, net

Accounts receivable, net increased to $15,205 at March 31, 2005 from $14,605 at December 31, 2004.  The increase is attributable to higher revenue during the three months ended March 31, 2005 compared to the three months ended December 31, 2004.  Average days sales outstanding was 34 at March 31, 2005 and December 31, 2004.

Inventories, net

Inventories, net decreased to $13,580 at March 31, 2005 from $18,575 at December 31, 2004.  Inventory turnover on an annualized basis increased from approximately four at December 31, 2004 to approximately six at March 31, 2005.  At March 31, 2005, this represents approximately nine weeks of inventory.  The increase in inventory turnover is primarily attributable to lower inventory levels during the first quarter of 2005.

Contractual Payment Obligations

A summary of our contractual payment obligations as of March 31, 2005 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond

Long-term debt	$150,000	$—	$—	$—	$150,000
Estimated Q2 2005 non-cancelable purchase commitments to contract manufacturers	22,784	22,784	—	—	—
Operating leases	6,782	3,321	2,798	663	—

The lease payments above are net of sublease rentals of $95 and $40 for the years ending December 31, 2005 and 2006, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncement

In April 2005, the Securities and Exchange Commission issued release number 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment.  This release delays the date for compliance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment (“Statement 123R”) from the first interim or annual reporting period beginning after June 15, 2005 to the registrant’s first fiscal year beginning on or after June 15, 2005.  Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  While we are still in the process of determining how we will adopt Statement 123R and what the impact on our financial statements will be, we do expect it to have an adverse effect on our consolidated statements of operations and earnings per share.

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

While we had $836 of net income in the three months ended March 31, 2005 and $21,781 of net income for the year ended December 31, 2004, our accumulated deficit is $58,752 through March 31, 2005.  The year ended December 31, 2004 was our first year of annual profitability since inception. In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to remain profitable. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 54% of our total revenue for the three months ended March 31, 2005, and 69%, 69% and 68% of total revenue for the years ending December 31, 2004, 2003 and 2002, respectively.  During the three months ended March 31, 2005, sales to Tokyo Electron Device Limited, or TED, our Japanese distributor, represented 24% of our total revenue.  Sales to TED represented 31%, 39% and 45%, respectively, of our total revenue for the years ended December 31, 2004, 2003 and 2002.  Sales to our top five end customers accounted for approximately 36% of our total revenue for the three months ended March 31, 2005, and 33%, 35% and 41% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. As a result of this distributor and end customer concentration, any one of the following factors could significantly impact our revenues:

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

At March 31, 2005 we had two customers that represented more than 10% of our accounts receivable.  TED represented 13% and 26% of total accounts receivable at March 31, 2005 and December 31, 2004, respectively. A second customer accounted for 18% and 11% of total accounts receivable at March 31, 2005 and December 31, 2004, respectively.  The failure to pay these balances by these or any other customer representing 10% or more of our total accounts receivable in the future would result in an expense that would increase our operating expenses and would reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside the U.S. accounted for approximately 99% of total revenue for the three months ended March 31, 2005 and 2004.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

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

A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 29 percent of our employees are located in this area and we made an investment of $10,000 in Semiconductor Manufacturing International Corporation (SMIC) located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third-party foundries for wafer fabrication and other contract manufacturers for assembly and testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect that this may occur again in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. From time to time our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margins. We try not to maintain substantial inventories of products, but need to order products long before we have firm purchase orders for those products which could result in excess inventory or inventory shortages.

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

Most of our current manufacturers and customers are located in the PRC, Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. A current manufacturer’s facilities were affected by a significant earthquake in Taiwan in September 1999. As a consequence of this earthquake, the manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our productss until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

None of our products are fabricated by more than one supplier. Additionally, our products require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least six months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months, there is no readily available alternative source of supply for any specific product. This could cause significant delays in shipping products, which may result in lost revenues and damaged customer relationships.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We hold 15 U.S. patents and have 49 patent applications pending with the U.S. Patent and Trademark Office for protection of our significant technologies.  We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.

We may be unable to successfully integrate Equator Technologies, Inc. and any future acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

To date, we have acquired Panstera, Inc. in January 2001, nDSP in January 2002 and Jaldi Semiconductor in September 2002. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August of 2003, and we incurred $8,949 of expenses related to the transaction. In the third quarter of 2003, we made an investment of $10,000 in SMIC. On April 28, 2005, we entered into an Agreement and Plan of Merger with Equator Technologies, Inc. Under terms of the merger agreement, we will purchase all outstanding shares of Equator for approximately $109 million in cash.  Additionally, all outstanding options to purchase Equator stock will be converted into options to purchase Pixelworks common stock. The transaction is expected to close in the second quarter of 2005. We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies.

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

As of March 31, 2005, goodwill amounted to $80,836 or approximately 19% of our total assets. We are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations.

We have incurred substantial indebtedness as a result of the sale of convertible debentures.

In the second quarter of 2004, we issued $150,000 of 1.75% convertible debentures due 2024 in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. As a result of this indebtedness, our principal obligations increased substantially. These debt obligations could materially and adversely affect our ability to obtain debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Failure to manage our expansion effectively could adversely affect our ability to increase our business and our results of operations.

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount from 241 employees at the end of 2003 to 377 at March 31, 2005. Upon the closing of our acquisition of Equator Technologies, Inc. we will further expand the scope of our operations and our headcount. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we could spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue causing decreased profitability.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 20,282,490 shares or approximately 43% of our outstanding common stock and exchangeable shares as of

April 30, 2005. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

As of March 31, 2005, we had convertible subordinated debentures of $150,000 outstanding with a fixed interest rate of 1.75%.  Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

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

(b)         Changes in Internal Controls.

In response to the material weakness that we identified during our December 31, 2004 assessment of the effectiveness of our system of internal control over financial reporting, during the quarter ended March 31, 2005, we strengthened our internal controls over the review of our income tax accounting procedures by significantly increasing the scope of our outside tax expert’s review engagement, and by formalizing policies and procedures to ensure appropriate communication and follow up of comments noted by expert reviewers.

There have been no other significant changes in our internal controls over financial reporting, and no other significant deficiencies or material weaknesses have been identified which required corrective action.

Item 6.                                        Exhibits

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

PIXELWORKS, INC.

Dated: May 9, 2005	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and
Chief Financial Officer