Form 10-Q
period 2005-06-30
PIXELWORKS INC
filed 2005-08-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Number of shares of Common Stock outstanding as of July 31, 2005: 46,953,860

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.

Exhibits.

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$35,234	$32,585
Short-term marketable securities	106,615	160,213
Accounts receivable, net	18,133	14,605
Inventories, net	25,000	18,575
Prepaid expenses and other current assets	7,190	4,856
Total current assets	192,172	230,834

Long-term marketable securities	20,831	79,483
Property and equipment, net	15,328	12,444
Other assets, net	13,799	8,101
Debt issuance costs, net	4,135	4,483
Deferred tax assets, net	28,591	4,868
Acquired intangible assets, net	42,632	2,520
Goodwill	120,603	80,836
Total assets	$438,091	$423,569
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,526	$5,946
Accrued liabilities and current portion of long-term liabilities	18,811	12,842
Income taxes payable	314	2,393
Total current liabilities	26,651	21,181

Long-term liabilities, net of current portion	3,674	365
Long-term debt	150,000	150,000
Total liabilities	180,325	171,546

Shareholders’ equity:
Preferred stock	—	—
Common stock	315,278	304,996
Shares exchangeable into common stock	5,500	6,144
Accumulated other comprehensive income	59	531
Deferred stock-based compensation	(2,044)	(60)
Accumulated deficit	(61,027)	(59,588)
Total shareholders’ equity	257,766	252,023
Total liabilities and shareholders’ equity	$438,091	$423,569

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$41,315	$48,509	$81,576	$93,779
Cost of revenue (1)	25,113	25,477	48,456	47,360
Gross profit	16,202	23,032	33,120	46,419

Operating expenses:
Research and development (2)	11,571	7,953	21,013	15,657
Selling, general and administrative (3)	6,900	6,056	13,968	11,530
Stock-based compensation and amortization of purchased intangible assets	385	213	522	498
Total operating expenses	18,856	14,222	35,503	27,685
Income (loss) from operations	(2,654)	8,810	(2,383)	18,734

Interest income	1,693	528	3,408	764
Interest expense	(660)	(294)	(1,317)	(295)
Realized loss on sale of marketable securities	(779)	—	(779)	—
Amortization of debt issuance costs	(178)	(115)	(355)	(115)
Interest and other income, net	76	119	957	354
Income (loss) before income taxes	(2,578)	8,929	(1,426)	19,088

Provision for (recovery of) income taxes	(303)	3,170	13	6,776

Net income (loss)	$(2,275)	$5,759	$(1,439)	$12,312

Net income (loss) per share:
Basic	$(0.05)	$0.12	$(0.03)	$0.26
Diluted	$(0.05)	$0.12	$(0.03)	$0.25

Weighted average shares outstanding:
Basic	47,101	46,636	47,064	46,479
Diluted	47,101	51,194	47,064	49,658

(1) Includes amortization of:
Acquired developed technology	$439	$132	$571	$264
Acquired inventory mark-up	85	—	85	—
Acquired backlog	19	—	19	—
Deferred stock-based compensation	11	—	11	—
(2) Excludes stock-based compensation of:	149	73	160	153
(3) Excludes stock-based compensation of:	59	18	64	102

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,439)	$12,312
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,407	3,196
Amortization of purchased intangible assets	888	507
Loss on sale of marketable securities	779	—
Tax benefit from stock options	378	6,106
Stock-based compensation	235	255
(Gain) loss on asset disposals	(83)	160
Deferred tax assets, net	—	(2,999)
Amortization of debt issuance costs	355	115
Amortization of deferred tax charge	27	27
Deferred rent	6	2
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable, net	932	(11,031)
Inventories, net	4,383	(5,464)
Prepaid expenses and other current and long-term assets	(1,082)	299
Accounts payable	(234)	6,542
Accrued current and long-term liabilities and income taxes payable	(4,747)	5,291
Net cash provided by operating activities	6,805	15,318
Cash flows from investing activities:
Purchases of marketable securities	(90,036)	(150,408)
Proceeds from sales and maturities of marketable securities	201,035	14,300
Acquisition of Equator Technologies, Inc., net of cash acquired	(107,051)	—
Purchases of property and equipment	(4,708)	(3,186)
Purchases of other assets	(1,929)	(2,736)
Payments on equipment and other asset financing	(2,441)	(1,632)
Proceeds from sale of assets	57	3
Net cash used in investing activities	(5,073)	(143,659)
Cash flows from financing activities:
Proceeds from issuances of common stock	924	4,309
Proceeds from the issuance of long-term debt	—	145,500
Debt issuance costs	(7)	(324)
Lease incentives	—	124
Net cash provided by financing activities	917	149,609
Net increase in cash and cash equivalents	2,649	21,268
Cash and cash equivalents, beginning of period	32,585	16,490
Cash and cash equivalents, end of period	$35,234	$37,758
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,317	$1
Income taxes	1,686	1
Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$7,910	$4,595
Transfer of cost-based investment to available-for-sale marketable security	—	10,000
Release and cancellation of common shares held in escrow	—	541
Debt issuance costs withheld from proceeds	—	4,500

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1:                                                BASIS OF PRESENTATION

Nature of Business

Pixelworks, Inc. (“Pixelworks” or the “Company”) is a leading designer, developer and marketer of semiconductors and software for the advanced display industry, including advanced televisions, multimedia projectors and flat panel monitors.  Our system-on-chip semiconductors provide the ‘intelligence’ for these types of displays by processing and optimizing video and computer graphic signals to produce high quality images.

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

The financial information included herein for the three and six months ended June 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods.  The financial information as of December 31, 2004 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2005.

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

Entities electing to continue to apply Opinion 25 must make prominent pro-forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied.  Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income (loss) would have approximated the pro-forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(2,275)	$5,759	$(1,439)	$12,312
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	193	59	232	166
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(3,315)	(2,395)	(7,435)	(4,627)
Pro-forma net income (loss)	$(5,397)	$3,423	$(8,642)	$7,851

Reported basic net income (loss) per share	$(0.05)	$0.12	$(0.03)	$0.26
Pro-forma basic net income (loss) per share	$(0.11)	$0.07	$(0.18)	$0.17

Reported diluted net income (loss) per share	$(0.05)	$0.12	$(0.03)	$0.25
Pro-forma diluted net income (loss) per share	$(0.11)	$0.07	$(0.18)	$0.17

The fair value of stock-based compensation costs reflected in the above pro-forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Stock Option Plans:

Risk free interest rate	3.96%	4.18%	4.01%	3.96%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	6.0	6.0	6.5	6.1
Volatility	94%	100%	95%	101%

Employee Stock Purchase Plan:

Risk free interest rate	2.42%	1.92%	2.00%	1.90%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	1.0	1.8	0.8	1.6
Volatility	79%	104%	92%	104%

The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts and additional awards are anticipated in future periods.

NOTE 3:                                                BALANCE SHEET COMPONENTS

Marketable Securities

At December 31, 2004, we classified all marketable securities as held-to-maturity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the exception of auction rate securities and our investment in Semiconductor Manufacturing International Corporation (“SMIC”), which we classified as available-for-sale.

On March 31, 2005, we determined that we no longer had the intent to hold any of our securities to maturity based on the potential for future acquisitions, and we reclassified all of our held-to-maturity securities to available-for-sale.  The amortized cost of the securities transferred from held-to-maturity to available-for-sale was $159,632 on the March 31, 2005 transfer date.

Short-term marketable securities were classified as follows:

	June 30, 2005	December 31, 2004

Available-for-sale	$106,615	$77,150
Held-to-maturity	—	83,063
Short-term marketable securities	$106,615	$160,213

Long-term marketable securities were classified as follows:

	June 30, 2005	December 31, 2004

Available-for-sale	$20,831	$10,531
Held-to-maturity	—	68,952
Long-term marketable securities	$20,831	$79,483

Unrealized holding losses on short-term available-for-sale marketable securities, net of tax, were $73 at June 30, 2005.  Unrealized holding gains on long-term available-for-sale marketable securities, net of tax, were $132 at June 30, 2005.  These unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, at June 30, 2005.

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

	June 30, 2005	December 31, 2004

Accounts receivable, gross	$18,345	$14,817
Less allowance for doubtful accounts	(212)	(212)
Accounts receivable, net	$18,133	$14,605

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items.  Inventories, net consisted of the following:

	June 30, 2005	December 31, 2004

Finished goods	$19,076	$11,648
Work-in-process	7,433	8,516
	26,509	20,164
Less reserve for slow moving and obsolete items	(1,509)	(1,589)
Inventories, net	$25,000	$18,575

The following is a summary of the change in our reserve for slow moving and obsolete items:

	Six Months Ended June 30,
	2005	2004

Balance at beginning of period	$1,589	$1,942
Usage:
Inventory scrapped	(110)	(308)
Inventory utilized	(327)	(582)
Subtotal - usage	(437)	(890)
Provision	357	322
Balance at end of period	$1,509	$1,374

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at June 30, 2005 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.  It is not currently possible to predict if or when this will happen, or how much we may sell.

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2005	December 31, 2004

Gross carrying amount of assets	$41,637	$34,193
Less accumulated depreciation and amortization	(26,309)	(21,749)
Property and equipment, net	$15,328	$12,444

Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	June 30, 2005	December 31, 2004

Gross carrying amount of assets	$46,277	$5,277
Less accumulated amortization	(3,645)	(2,757)
Acquired intangible assets, net	$42,632	$2,520

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consisted of the following:

	June 30, 2005	December 31, 2004

Accrued payroll and related liabilities	$5,574	$4,586
Current portion of accrued liabilities for asset financing	5,340	3,185
Accrued commissions and royalties	1,368	719
Accrued manufacturing liabilities	1,121	477
Reserve for warranty returns	653	419
Current portion of deferred lease liability	598	—
Reserve for sales returns and allowances	388	524
Accrued interest payable	335	335
Other	3,434	2,597
Accrued liabilities and current portion of long-term liabilities	$18,811	$12,842

The following is a summary of the change in our reserve for sales returns and allowances:

	Six Months Ended June 30,
	2005	2004

Balance at beginning of period	$524	$202
Provision	141	620
Charge offs	(277)	(88)
Balance at end of period	$388	$734

The following is a summary of the change in our reserve for warranty returns:

	Six Months Ended June 30,
	2005	2004

Balance at beginning of period	$419	$569
Provision	510	87
Charge offs	(276)	(227)
Balance at end of period	$653	$429

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

The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year, beginning November 15, 2004.  The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1,000 principal amount of debentures for a total of 6,159 shares.  This is equivalent to a conversion price of approximately $24.35 per share.  The debentures are convertible if (a) during any calendar quarter, the market price of our common stock exceeds 130% of the conversion price per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, (b) the trading price of the debentures declines to less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other corporate transactions.  We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest.  The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019, at a price equal to 100% of the principal amount plus accrued and unpaid interest.

We have filed a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and the common stock issuable upon conversion of the debentures.  The registration statement was declared effective August 24, 2004.  The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.

NOTE 4:                                                COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(2,275)	$5,759	$(1,439)	$12,312
Unrealized gain (loss) on available for-sale marketable securities, net of tax	1,161	(2,840)	(472)	475
Comprehensive income (loss)	$(1,114)	$2,919	$(1,911)	$12,787

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

The following schedule reconciles basic and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Basic weighted average shares outstanding	47,101	46,636	47,064	46,479
Incremental shares related to conversion of debentures	—	2,719	—	1,359
Incremental shares related to stock options and restricted stock	—	1,839	—	1,820
Diluted weighted average shares outstanding	47,101	51,194	47,064	49,658

The following schedule reconciles net income (loss) used in the calculation of basic net income (loss) per share to net income (loss) used in the calculation of diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) used in calculating basic net income (loss) per share	$(2,275)	$5,759	$(1,439)	$12,312
Add: Interest expense and amortization of debt issuance costs, net of taxes	—	264	—	264
Net income (loss) used in calculating diluted net income (loss) per share	$(2,275)	$6,023	$(1,439)	$12,576

Because of our net loss position for the three and six months ended June 30, 2005, incremental shares related to stock options of 775 and 791, respectively, are excluded from diluted weighted average shares outstanding.

For the three and six months ended June 30, 2005, weighted average shares related to stock options of 6,286 and 5,499, respectively, were excluded from the calculation of diluted weighted average shares outstanding because the exercise prices of these options were equal to or greater than the average market price of Pixelworks’ common stock during the respective periods, and as a result, their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2004, weighted average shares related to stock options of 683 and 1,251, respectively, were excluded for this reason.

NOTE 6:                                                SEGMENT INFORMATION

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for electronic display devices.  Substantially all of our assets are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Japan	$15,905	$17,281	$29,660	$34,722
Taiwan	6,973	12,078	17,328	23,722
China	6,872	9,978	11,862	16,784
Korea	3,040	2,841	6,828	7,116
Europe	7,324	3,722	13,613	6,100
U.S.	315	609	799	1,194
Other	886	2,000	1,486	4,141
	$41,315	$48,509	$81,576	$93,779

Significant Customers

Sales to distributors represented 53% and 71% of total revenue for the three and six months ended June 30, 2005 and 2004, respectively.  The following distributors accounted for 10% or more of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Tokyo Electron Device Limited	26%	27%	25%	29%
Neoview	0%	14%	3%	16%

Effective February 4, 2005, we terminated our distributor relationship with Neoview, located in Taiwan.  We now sell our products directly to Taiwanese customers previously served by Neoview, as well as through our other Taiwanese distributors.

Sales to our top five end customers represented 41% and 34% of total revenue for the three months ended June 30, 2005 and 2004, respectively, and 36% and 32% of total revenue for the six months ended June 30, 2005 and 2004, respectively.

End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.  For the three months ended June 30, 2005, one end customer represented 13% of total revenue and a second customer represented 10% of total revenue.  No end customer accounted for more than 10% of total revenue for the six months ended June 30, 2005, or the three and six months ended June 30, 2004.

The following accounts represented 10% or more of gross accounts receivable:

	June 30, 2005	December 31, 2004

Account A	19%	26%
Account B	11%	9%
Account C	1%	11%

NOTE 7:                                                RISKS AND UNCERTAINTIES

Concentration of Suppliers

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally.  We rely on four third-party foundries to produce all of our products and we do not have any long-term agreements with any of these suppliers.  In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations.

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

NOTE 8:                                                COMMITMENTS AND CONTINGENCIES

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third parties relating to our intellectual property.  Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies.  The indemnification is limited to the amount paid by the customer.  As of June 30, 2005, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations but would not materially affect our business.

NOTE 9:                                                ACQUISITION

On June 14, 2005, the Company acquired 100% of the outstanding shares of Equator Technologies, Inc. (“Equator”).  Equator is at the forefront of delivering programmable advanced video compression technology with system-on-chip integrated circuits and software solutions that unlock broadband networks for video entertainment and communications.  This acquisition will provide programmable technologies to Pixelworks customers in order to create a new generation of digital televisions, including those that might integrate Internet Protocol television decoding technology to allow viewing of digital video directly over the Internet.  The results of Equator’s operations have been included in our consolidated statement of operations beginning on the date of acquisition.

The aggregate purchase price for Equator was $117,913, which consisted of cash of $107,854, the value of 1,263 options exchanged of $8,336, plus acquisition costs of $1,723.  The estimated fair value of the options exchanged was calculated using the Black-Scholes option pricing model with the average closing price of Pixelworks’ common stock for two days prior to the announcement of the Agreement and Plan of Merger, the day of the announcement, and two days following the announcement ($7.62 per share) and following weighted average assumptions: risk-free interest rate of 2.55%, an expected dividend yield of 0%, an expected life of 1.2 years, and volatility of 59%.

The purchase price was allocated to the assets and liabilities based on fair values as follows:

Purchase price		$117,913
Less net assets acquired:
Assets acquired:
Cash	5,044
Accounts receivable	4,464
Inventory	10,808
Other current assets	296
Non-current assets	24,553
Developed technology	36,800
Other acquired intangible assets	4,200
Deferred stock compensation	2,219
Less:
Liabilities assumed	(10,210)	(78,174)

Goodwill		$39,739

In connection with this acquisition, we performed a valuation of acquired intangible assets.  We assigned $36,800 of the purchase price to acquired developed technology with a five year estimated life, $3,400 to customer relationships with a three year estimated life, and $800 to backlog and trademark with estimated lives of one year or less.  In-process research and development was considered in our analysis of the Equator intangible assets; however, it was determined to have no value since the technologies were determined to be too early in the research and development stages.

We also recorded gross deferred tax assets of approximately $65,414, subject to a valuation allowance of $26,417, and deferred tax liabilities of $17,000 to recognize book basis and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired.  If the valuation allowance is subsequently changed, the amount of any adjustment will offset goodwill.

The goodwill resulting from this transaction was assigned to Pixelworks, Inc., our sole reporting unit.

In addition to the $107,854 cash consideration included in the purchase price we paid $2,518 in cash, which was classified as contingent consideration on the acquisition date.  The Equator shareholders will receive disbursement of the $2,518 if certain revenue targets are achieved by March 31, 2006.  If the target is not fully achieved by March 31, 2006, we will receive a refund of a portion of the contingent consideration.  At June 30, 2005, the remaining contingent consideration is included in prepaid expenses and other current assets.

The purchase price allocation is substantially complete.  Certain elements, such as the filing of pre-acquisition tax returns, may impact the final purchase price allocation. Although we do not anticipate significant revisions to the purchase price allocation, material adjustments could occur.

The following table reflects the unaudited combined results of Pixelworks and Equator as if the merger had taken place as of January 1, 2005 and 2004, respectively.  For the three and six months ended June 30, 2004, weighted average shares related to convertible subordinated debentures of 2,719 and 1,359, respectively, were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenue	$49,339	$51,555	$96,519	$99,575
Net income (loss)	$(6,824)	$1,599	$(10,884)	$3,068
Net income (loss) per share:
Basic	$(0.14)	$0.03	$(0.23)	$0.07
Diluted	$(0.14)	$0.03	$(0.23)	$0.06
Weighted average shares outstanding:
Basic	47,101	46,636	47,064	46,479
Diluted	47,101	48,475	47,064	48,299

The pro-forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors.  Such factors include, but are not limited to, increased competition, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees.  These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.  If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

(Dollars in thousands)

Overview

We are a leading designer, developer and marketer of semiconductors and software for the advanced display industry, including advanced televisions, multimedia projectors and flat panel monitors.  Our system-on-chip semiconductors provide the ‘intelligence’ for these new types of displays by processing and optimizing video and computer graphic signals to produce high-quality and realistic images.  Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products.  Our goal is to provide all of the electronics necessary to process the entire signal path in order to provide a turn-key solution for our customers.

On June 14, 2005, we acquired 100% of the outstanding shares of Equator Technologies, Inc. (“Equator”).  Equator is at the forefront of delivering programmable advanced video compression technology with system-on-chip integrated circuits and software solutions that unlock broadband networks for video entertainment and communications.  This acquisition will provide programmable technologies to Pixelworks customers in order to create a new generation of digital televisions, including those that might integrate Internet Protocol television decoding technology to allow viewing of digital video directly over the Internet.  The results of operations of Equator are included in our financial statements beginning on the date of closing.

We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives.  Manufacturers’ representatives support some of our European and Asian sales.  We sell to distributors in Japan, Taiwan, China and Europe.  Sales to distributors represented 53% and 71% of total revenue for the three and six months ended June 30, 2005 and 2004, respectively.  Effective February 4, 2005, we terminated our distributor relationship with Neoview, one of our Taiwanese distributors.  We now sell our products directly to Taiwanese customers previously served by Neoview, as well as through our other Taiwanese distributors.  The termination of this relationship led to the decrease in sales to distributors during the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors.  Sales to our top five end customers represented 41% and 34% of total revenue for the three months ended June 30, 2005 and 2004, respectively, and 36% and 32% of revenue for the six months ended June 30, 2005 and 2004, respectively.  During the three months ended June 30, 2005 there were two end customers that accounted for 10% or more of total revenue.  There were no end customers that accounted for 10% or more of total revenue during the six months ended June 30, 2005 or the three and six months ended June 30, 2004.  End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.

Significant portions of our products are sold overseas.  Sales outside the U.S. accounted for approximately 99% of total revenue for the three and six months ended June 30, 2005 and 2004.  Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide.  All revenue to date has been denominated in U.S. dollars.

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

We believe the following critical accounting policies affect the more significant judgments and estimates we use in preparing our consolidated financial statements:

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

Inventory Valuation.  We record a reserve against our inventory for estimated obsolete, unmarketable, and otherwise impaired products by calculating the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  We review our inventory at the end of each reporting period for valuation issues.  If actual market conditions are less favorable than those we projected at the time the reserve was recorded, additional inventory reserves may be required.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue	Dollars	% of revenue

Revenue	$41,315	100.0%	$48,509	100.0%	$81,576	100.0%	$93,779	100.0%
Cost of revenue	25,113	60.8	25,477	52.5	48,456	59.4	47,360	50.5
Gross profit	16,202	39.2	23,032	47.5	33,120	40.6	46,419	49.5

Operating expenses:
Research and development	11,571	28.0	7,953	16.4	21,013	25.8	15,657	16.7
Selling, general and administrative	6,900	16.7	6,056	12.5	13,968	17.1	11,530	12.3
Stock-based compensation and amortization of purchased intangible assets	385	0.9	213	0.4	522	0.6	498	0.5
Total operating expenses	18,856	45.6	14,222	29.3	35,503	43.5	27,685	29.5
Income (loss) from operations	(2,654)	(6.4)	8,810	18.2	(2,383)	(2.9)	18,734	20.0

Interest income	1,693	4.1	528	1.1	3,408	4.2	764	0.8
Interest expense	(660)	(1.6)	(294)	(0.6)	(1,317)	(1.6)	(295)	(0.3)
Realized loss on sale of marketable securities	(779)	(1.9)	—	0.0	(779)	(1.0)	—	0.0
Amortization of debt issuance costs	(178)	(0.4)	(115)	(0.2)	(355)	(0.4)	(115)	(0.1)
Interest and other income, net	76	0.2	119	0.2	957	1.2	354	0.4
Income (loss) before income taxes	(2,578)	(6.2)	8,929	18.4	(1,426)	(1.7)	19,088	20.4

Provision for (recovery of) income taxes	(303)	(0.7)	3,170	6.5	13	0.0	6,776	7.2

Net income (loss)	$(2,275)	(5.5)%	$5,759	11.9%	$(1,439)	(1.8)%	$12,312	13.1%

Percentages may not add due to rounding.

Revenue

Revenue for the three months ended June 30, 2005 was 15% lower than revenue for the three months ended June 30, 2004.  Revenue for the six months ended June 30, 2005 was 13% lower than revenue for the six months ended June 30, 2004.  These decreases in revenue were attributable to decreases in units sold and average selling prices, as follows:

	Units Sold	Average Selling Price

Three months ended June 30, 2005 compared to three months ended June 30, 2004	(3)%	(13)%
Six months ended June 30, 2005 compared to six months ended June 30, 2004	0%	(13)%

Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Advanced televisions	55%	41%	57%	39%
Multimedia projectors	34%	43%	32%	46%
LCD monitors	7%	14%	8%	13%
Other	4%	2%	3%	2%

Advanced Televisions

Total revenue from advanced television sales increased 14% to $22,598 in the second quarter of 2005 from $19,774 in the second quarter of 2004.  Units shipped increased 26%, while average selling prices decreased 10%.  For the six months ended June 30, 2005, total revenue from advanced television sales was $45,976, an increase of 24% over $36,991 for the six months ended June 30, 2004.  Units shipped increased 30%, while average selling prices decreased 4%.

The advanced television market includes products sold into the flat panel television sector, which is comprised of liquid crystal display (“LCD”) televisions and plasma televisions, and products sold into digital cathode ray tube (“CRT”) and digital rear projection televisions.  Revenue from products sold into the flat panel television sector comprised more than 90% of our advanced television revenue during the three and six months ended June 30, 2005.  During the three and six months ended June 30, 2004, revenue from products sold into the flat panel televisions sector comprised approximately 59% and 65%, respectively, of our total advanced television revenue.  The increases in revenue to the flat panel television sector were attributable to overall growth in the market.  These increases were partially offset by decreases in revenue to the CRT sector during the three and six months ended June 30, 2005.

Our advanced television revenue is generated on sales to customers located in China, Taiwan, Europe, Korea and Japan.

In the third quarter of 2005, we expect that advanced television revenue will increase approximately 0% to 10% from the second quarter of 2005.

Multimedia Projectors

Total revenue from multimedia projector sales decreased 32% to $14,162 in the second quarter of 2005 from $20,708 in the second quarter of 2004.  Units shipped decreased 11%, while average selling prices decreased 23%.  For the six months ended June 30, 2005, total revenue from multimedia projector sales was $26,116, a decrease of 39% from $43,100 for the six months ended June 30, 2004.  Units shipped during the six months ended June 30, 2005 were 21% lower than during the six months ended June 30, 2004, while average selling prices were 23% lower.

The decreases in revenue in the multimedia projector market are primarily attributable to market share lost to Texas Instruments in projectors using their Digital Light Processing (“DLP”) display device.  Our products are now primarily sold into projectors using polysilicon LCD’s as the display device.  At this point, we believe that the market split between DLP and polysilicon is relatively stable with each representing approximately one half of the total market.

Consistent with the three and six months ended June 30, 2004, the majority of our sales to multimedia projector manufacturers during the three and six months ended June 30, 2005 were to customers located in Japan.  Japanese customers accounted for 87% and 68% of total projector revenue for the three months ended June 30, 2005 and 2004, respectively, and 87% and 66% of total projector revenue for the six months ended June 30, 2005 and 2004, respectively.

We believe that multimedia projector revenue in the third quarter of 2005 will decrease approximately 5% to 10% from the second quarter of 2005.  The decrease will be driven by seasonal softness in this market.

LCD Monitors

Total revenue from LCD monitor sales decreased 57% to $2,992 in the second quarter of 2005 from $7,002 in the second quarter of 2004.  Units shipped decreased 72%, but average selling prices increased 54%.  For the six months ended June 30, 2005, total revenue from LCD monitor sales was $6,176, a decrease of 47% from $11,754 for the six months ended June 30, 2004.  Units shipped during the six months ended June 30, 2005 were 67% lower than during the six months ended June 30, 2004, but average selling prices were 61% higher.

The overall decrease in LCD monitor revenue is primarily attributable to our strategy to stop developing mainstream products for this market, and to focus on higher end products.  The increase in average selling prices resulted from an increase in the percentage of chips sold into Ultra Extended Graphics Array (“UXGA”) monitors, which carry higher average selling prices than chips sold into Super Extended Graphics Array (“SXGA”) or Extended Graphics Array (“XGA”) monitors.

The majority of our monitor revenue is generated on sales to customers located in Taiwan.

In the third quarter of 2005, we expect that our LCD monitor revenue will decrease approximately 10% to 15% from second quarter 2005 LCD monitor revenue.

Other

Other revenue includes sales of evaluation kits as well as the impact of changes in our reserve for sales returns and allowances. It also includes sales into small, niche markets that are unrelated to the three primary markets for our products.  For the three and six months ended June 30, 2005, it also includes a negligible amount of revenue from our acquisition of Equator, which closed June 14, 2005.  Equator revenue for the third quarter of 2005 is expected to be $8,500 to $9,500.

Cost of revenue and gross profit

Cost of revenue includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, amortization of purchased developed technology, provisions for slow moving and obsolete inventory and information technology and facilities allocations.

Gross profit decreased to 39.2% and 40.6% for the three and six months ended June 30, 2005, respectively, from 47.5% and 49.5% for the comparable periods in 2004.  The decrease is primarily driven by an increase in amortization of acquired intangible assets of $326 for the three and six months ended June 30, 2005, an increase in our warranty and inventory reserves, increases in royalty expense, and changes in the mix of products sold.  The decrease in sales to multimedia projector manufacturers as a percentage of total revenue contributed significantly to the overall decrease in gross profit, as our multimedia projector sales generally have the highest gross profit margins.

We expect our gross profit margin to be approximately 29% to 31% for the third quarter of 2005.  This decrease will be driven primarily by acquisition-related expenses amortized to cost of sales, which are estimated to be $5,500 to $6,000, and will reduce gross profit margin by approximately 1,200 basis points.

Research and development

Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services and expensed equipment and software.  Research and development expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Research and development expense, inclusive of stock-based compensation	$11,720	$8,026	$21,173	$15,810

Research and development expense, inclusive of stock-based compensation expense, increased $3,694, or 46%, from the three months ended June 30, 2004 to the three months ended June 30, 2005, due to the following factors:

•                  Depreciation and amortization expense increased $1,514 due to increased licensed technology and software asset purchases.

•                  Compensation expense increased $1,003 due to an increase in research and development personnel.  At June 30, 2005 headcount in research and development was 121 higher than June 30, 2004.  Forty-nine of this increase was attributable to the acquisition of Equator.

•                  Facilities and information technology expenses allocated to research and development increased $766 from the three months ended June 30, 2004 to the three months ended June 30, 2005.  This was primarily attributable to increases in compensation costs resulting from increased headcount in information technology, an increase in rent expense to support the higher headcount, increases in depreciation, amortization, expensed equipment, fees for outside services and telecommunications charges.

Research and development expense, inclusive of stock-based compensation expense, increased $5,363, or 34%, from the six months ended June 30, 2004 to the six months ended June 30, 2005, due to the following offsetting factors:

•                  Depreciation and amortization expense increased $2,773 due to increased licensed technology and software asset purchases.

•                  Compensation expense increased $1,506 due to an increase in research and development personnel.

•                  Facilities and information technology expenses allocated to research and development increased $1,222 from the six months ended June 30, 2004 to the six months ended June 30, 2005.  This was primarily attributable to increases in compensation costs resulting from increased headcount in information technology, an increase in rent expense to support the higher headcount, increases in depreciation, amortization, expensed equipment, fees for outside services and telecommunications charges.

•                  Nonrecurring engineering and outside services increased $496 due to an increase in the number of projects under development.

•                  Expensed equipment and software decreased $583 due to the timing of purchases.

We expect our research and development expenses to continue to increase in future periods as a result of our ongoing investment in new product development programs, as well as the inclusion of Equator expenditures.

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions and other overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.  Selling, general and administrative expense, inclusive of stock-based compensation expense, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Selling, general and administrative expense inclusive of stock-based compensation	$6,959	$6,074	$14,032	$11,632

Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $885, or 15%, from the three months ended June 30, 2004 to the three months ended June 30, 2005, due to the following offsetting factors:

•                  Compensation expense increased $690 due to an increase in administrative and sales and marketing personnel.  At June 30, 2005, headcount in selling, general and administrative cost centers increased 73 over June 30, 2004.  Sixteen of this increase was attributable to the acquisition of Equator.

•                  The facilities and information technology expenses allocated to selling, general and administrative expense increased $457.  This was primarily attributable to increases in compensation costs resulting from increased headcount in information technology, an increase in rent expense to support the higher headcount, increases in depreciation, amortization, expensed equipment, fees for outside services and telecommunications charges.

•                  Fees for investor relations, recruiting, accounting and legal, and other outside services decreased $212.

Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $2,400, or 21%, from the six months ended June 30, 2004 to the six months ended June 30, 2005, due to the following offsetting factors:

•                  Compensation expense increased $1,577 due to an increase in headcount in administrative and sales and marketing personnel.

•                  The facilities and information technology expenses allocated to selling, general and administrative expense increased $740.  This was primarily attributable to increases in compensation costs resulting from increased headcount in information technology, an increase in rent expense to support the higher headcount, increases in depreciation, amortization, expensed equipment, fees for outside services and telecommunications charges.

•                  Sales and marketing related travel and trade show expenses increased $290.

•                  Sales commissions expense increased $255.

•                  Depreciation and amortization expense and expensed equipment increased $172.

•                  Insurance expense decreased $294 due to lower premiums.

We expect our selling, general and administrative expenses to increase in future periods.  The increases will result from higher sales-related and overhead costs, as well as the inclusion of Equator expenditures.

Stock-based compensation and amortization of purchased intangible assets

Stock-based compensation and amortization of purchased intangible assets was $385 and $522 for the three and six months ended June 30, 2005, respectively, compared to $213 and $498 for the comparable periods in 2004.  Stock-based compensation and amortization of purchased intangible assets increased due to our acquisition of Equator, which closed June 14, 2005.  As a result of the acquisition, we recorded deferred stock compensation in the amount of $2,219, which represented the intrinsic value of the unvested Equator options that we assumed.

Interest income, net

Interest income, net includes interest income earned on cash equivalents and short and long-term marketable securities, interest expense related to our 1.75% convertible subordinated debentures, realized loss on the sale of marketable securities and amortization of our debt issuance costs.  The debt issuance costs have been capitalized, included in long-term assets on the balance sheet, and are being amortized over seven years.

Interest income was $1,693 and $3,408 for the three and six months ended June 30, 2005, respectively, and $528 and $764 for the comparable periods in 2004.  Interest expense was $660 and $1,317 for the three and six months ended June 30, 2005, respectively, and $294 and $295 for the comparable periods in 2004.  Amortization of debt issuance costs was $178 and $355 for the three and six months ended June 30, 2005, respectively, and $115 for the three and six months ended June 30, 2004.  Interest income increased due to the investment of the proceeds from the issuance of the debentures.  The increase in interest expense and amortization of debt issuance costs were also attributable to the issuance of the debentures.  Our 1.75% convertible debentures were issued in May and June of 2004 and were therefore not outstanding for the entire three and six month period ending June 30, 2004.  We also realized a loss on the sale of marketable securities of $779 during the second quarter of 2005.  The loss was attributable to the sale of marketable securities to fund the acquisition of Equator.

Provision for income taxes

We have recorded a benefit for income taxes of $303 and a provision of $13 for the three and six months ended June 30, 2005, respectively.  For the comparable periods in 2004, the provision for income taxes was $3,170 and $6,776, respectively.  The decrease in the provision was primarily attributable to our decreased income before taxes and the generation of various credits offset by the recognition of valuation allowance and other permanent items.  The effective tax rate differs from the federal statutory rate primarily due to the following: the utilization of federal, state and foreign tax credits, non-cash and other permanent expense items treated differently for book and tax purposes, the accrual of contingent amounts related to potential permanent establishment exposure and the establishment of valuation allowance against credits generated in state and foreign jurisdictions.

Liquidity and Capital Resources

Cash and cash equivalents and short and long-term marketable securities

As of June 30, 2005 we had cash and cash equivalents of $35,234, short and long-term marketable securities of $127,446 and working capital of $165,521.  Cash provided by operations during the six months ended June 30, 2005 was $6,805 compared to $15,318 during the six months ended June 30, 2004.  The decrease in cash provided by operations is primarily attributable to the net loss of $1,439 incurred for the six months ended June 30, 2005 as compared to the net income of $12,312 incurred during the six months ended June 30, 2004.

Cash used in investing activities during the six months ended June 30, 2005 was $5,073.  This compares to $143,659 used in investing activities during the six months ended June 30, 2004.  Cash used in investing activities during the six months ended June 30, 2005 was used primarily for our acquisition of Equator, purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset acquisitions.  These were mostly offset by sales and maturities of marketable securities.  Cash used in investing activities during the six months ended June 30, 2004 was used primarily for purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset acquisitions.

Cash provided by financing activities was $917 for the six months ended June 30, 2005.  This compares to $149,609 provided by financing activities during the six months ended June 30, 2004.  Cash provided by financing activities for the six months ended June 30, 2005 primarily consisted of proceeds from the issuance of common stock.  Cash provided by financing activities for the six months ended June 30, 2004 primarily consisted of proceeds from the issuance of the convertible subordinated debentures and proceeds from the issuance of common stock.

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

Accounts receivable, net

Accounts receivable, net increased to $18,133 at June 30, 2005 from $14,605 at December 31, 2004.  The increase is primarily attributable to the acquisition of Equator.  Equator accounts receivable at June 30, 2005 totaled $2,372.  Average days sales outstanding was 40 at June 30, 2005 compared to 34 days at December 31, 2004.  The change in days sales outstanding is primarily attributable to the addition of accounts receivable related to Equator.

Inventories, net

Inventories, net increased to $25,000 at June 30, 2005 from $18,575 at December 31, 2004.  The increase is primarily attributable to the inventory assumed as part of the Equator acquisition.  The inventory assumed was $10,808, which included a fair value mark-up of $5,190.  This represents the difference between the estimated average selling price of the inventory less cost to complete, cost to sell and a reasonable profit allowance.  Inventory turnover on an annualized basis increased from approximately four at December 31, 2004 to approximately five at June 30, 2005.  At June 30, 2005, this represents approximately ten weeks of inventory.  The increase in inventory turnover is primarily attributable to lower average inventory levels in the end of the second quarter of 2005 as compared to the end of the fourth quarter of 2004, and higher cost of sales during the second quarter of 2005.

Contractual Payment Obligations

A summary of our contractual payment obligations as of June 30, 2005 was as follows:

	Payments Due By Period
			2006 and	2008 and	2010 and
Contractual Obligation	Total	2005	2007	2009	beyond

Long-term debt	$150,000	$—	$—	$—	$150,000
Estimated Q3 2005 non-cancelable purchase commitments to contract manufacturers	25,872	25,872	—	—	—
Operating leases	9,587	4,244	4,573	770	—

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.   SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle.  This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 31, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued.  We do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In April 2005, the Securities and Exchange Commission issued release number 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment.  This release delays the date for compliance with SFAS No. 123 (Revised 2004), Share Based Payment from the first interim or annual reporting period beginning after June 15, 2005 to the registrant’s first fiscal year beginning on or after June 15, 2005.  SFAS No. 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees.  While we are still in the process of determining how we will adopt Statement 123R and what the impact on our financial statements will be, we do expect it to have an adverse effect on our consolidated statements of operations and earnings per share.

RISK FACTORS

Investing in our shares of common stock involves a high degree of risk.  If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR OPERATIONS

We face considerable business and financial risks related to our acquisition of Equator Technologies, Inc.

In June 2005, we completed the acquisition of Equator Technologies, Inc. (“Equator”), a privately held company, for an aggregate purchase price of $117.9 million. The acquisition of Equator required a substantial expenditure and involves substantial risks on our part. Equator’s current product offerings and technological developments relate to internet protocol television (“IPTV”) set top boxes, digital media appliances, videoconferencing devices and security devices.  These are emerging technologies and the markets they serve are as yet developing and largely untested, and we do not have direct experience developing and selling products into these markets.  In addition, in making the acquisition of Equator we have made certain assumptions and projections with respect to the following: Equator’s revenue for future quarters; our expectations regarding the growth of the markets Equator serves; the ability of Equator to introduce new products and software and the risk that customers will not accept those new products and software; and the synergies we believe we can realize from the acquisition.  We cannot be sure that such assumptions are correct.  For these reasons we cannot provide assurance that the acquisition of Equator will produce the revenues, earnings or business synergies that we anticipate, or that it will perform as expected.

We may be unable to successfully integrate Equator Technologies, Inc., and any future acquisition or equity investment we make could disrupt our business and severely harm our financial condition.

We may not be able to successfully integrate businesses, products, technologies or personnel of Equator or of any other entity that we might acquire in the future and any failure to do so could disrupt our business and seriously harm our financial condition.  In addition, if we acquire companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Pixelworks and to implement adequate internal control, management, financial and operating reporting systems.  Our inability to address these risks could negatively affect our operating results.

To date, we have acquired Panstera, Inc. in January 2001, nDSP in January 2002, Jaldi Semiconductor in September 2002 and Equator Technologies, Inc. in June 2005. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August of 2003, and we incurred $8,949 of expenses related to the transaction. In the third quarter of 2003, we made an investment of $10,000 in Semiconductor Manufacturing International Corporation (SMIC). We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies.

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

•                  impairment of goodwill;

•                  large and immediate write-offs; or

•                  decrease in cash that could otherwise serve as working capital.

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

While we had net income of $21,781 for the year ended December 31, 2004, we incurred a net loss of $1,439 in the six months ended June 30, 2005 and our accumulated deficit is $61,027 through June 30, 2005.  The year ended December 31, 2004 was our first year of annual profitability since inception. In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to remain profitable. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.

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

Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products. Some of these factors are not in our control and any of them may cause the price of our common stock to fluctuate. These factors include:

•                  our success in integrating the operations of our recently acquired subsidiary, Equator Technologies, Inc.;

•                  demand for multimedia projectors, advanced televisions, LCD monitors, Internet protocol television (“IPTV”) set top boxes, digital media appliances, videoconferencing devices, and other digital video display devices;

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

The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by either design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our semiconductors in certain customer system applications that required us to institute additional semiconductor level testing. As a result of these field failures we incurred costs due to customers returning potentially affected products. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipment of defective products may also harm our reputation with customers.

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

Successful development and timely introduction of new or enhanced products depends on a number of other factors, including:

•                  accurate prediction of customer requirements and evolving industry standards, including video decoding, digital interface and content piracy protection standards;

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

We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 53% of our total revenue for the six months ended June 30, 2005, and 69%, 69% and 68% of total revenue for the years ending December 31, 2004, 2003 and 2002, respectively.  During the six months ended June 30, 2005, sales to Tokyo Electron Device Limited, or TED, our Japanese distributor, represented 25% of our total revenue.  Sales to TED represented 31%, 39% and 45%, respectively, of our total revenue for the years ended December 31, 2004, 2003 and 2002.  Sales to our top five end customers accounted for approximately 36% of our total revenue for the six months ended June 30, 2005, and 33%, 35% and 41% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. As a result of this distributor and end customer concentration, any one of the following factors could significantly impact our revenues:

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

At June 30, 2005 we had two customers that represented more than 10% of our accounts receivable.  TED represented 19% and 26% of total accounts receivable at June 30, 2005 and December 31, 2004, respectively. A second customer accounted for 11% and 9% of total accounts receivable at June 30, 2005 and December 31, 2004, respectively.  A third customer represented 1% and 11% of total accounts receivable at June 30, 2005 and December 31, 2004, respectively.  The failure to pay these balances by these or any other customer would result in an expense that would increase our operating expenses and would reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside the U.S. accounted for approximately 99% of total revenue for the six months ended June 30, 2005 and 2004.  We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•                  increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•                  foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan and Korea that could result in an increased cost of procuring our semiconductors;

•                  potentially adverse tax consequences, such as license fee revenue taxes imposed in Japan;

•                  difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•                  political and economic instability, particularly in the PRC, Taiwan and Korea;

•                  reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;

•                  increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit for foreign receivables;

•                  difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

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

A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 38% of our employees are located in this area and we made an investment of $10,000 in SMIC, located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

Our dependence on selling through distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.

Selling through distributors and integrators reduces our ability to forecast sales and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. Some of our products are sold to integrators, who then integrate our semiconductors into a system that is then sold to an original equipment manufacturer or “OEM.”  This adds another layer between us and the ultimate source of demand for our products, the consumer.  These arrangements require us to manage a more complex supply chain and monitor the financial condition and creditworthiness of our distributors, integrators and customers. Our failure to manage one or more of these challenges could result in excess inventory or shortages that could seriously impact our operating revenue or limit the ability of companies using our semiconductors to deliver their products.

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

The concentration of our manufacturers and customers in the same geographic region increases our risk that a natural disaster, labor strike or political unrest could disrupt our operations.

Most of our current manufacturers and customers are located in the PRC, Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. A current manufacturer’s facilities were affected by a significant earthquake in Taiwan in September 1999. As a consequence of this earthquake, the manufacturer suffered power outages and disruption that impaired its production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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

Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process. In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development. A significant portion of our products use embedded DRAM technology and the required manufacturing process for this technology is anticipated to be available for at least the next two years. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which we expect will be readily available for the next five to seven years. We have commitments from our suppliers to notify us in the event of a discontinuance of a manufacturing process in order to assist us with product transitions.

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

We license technology from third parties that is incorporated into our products or product enhancements. Future products or product enhancements may require additional third-party licenses that may not be available to us or on terms that are commercially reasonable. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

We may not be able to respond to the rapid technological changes in the markets in which we compete, or we may not be able to comply with industry standards in the future making our products less desirable or obsolete.

The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the introduction of high-definition television, or HDTV, new video decoding technology (such as H.264 or Windows Media 9), new digital receivers and displays with resolutions that have required us to accelerate development of new products to meet these new standards.

Our software development tools may be incompatible with industry standards and challenging to implement, which could slow product development or cause us to lose customers and design wins.

Our existing products incorporate complex software tools designed to help customers bring products into production. Software development is a complex process and we are dependent on software development languages and operating systems from vendors that may compromise our ability to design software in a timely manner. Also, software development is a volatile market and new software languages are introduced to the market that may be incompatible with our existing systems and tools. New software development languages may not be compatible with our own, requiring significant engineering efforts to migrate our existing systems in order to be compatible with those new languages. Existing or new software development tools could make our current products obsolete or hard to use. Software development disruptions could slow our product development or cause us to lose customers and design wins.

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

Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We hold 36 patents and have 77 patent applications pending for protection of our significant technologies.  We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.

Goodwill represents a significant portion of our total assets.

As of June 30, 2005, goodwill amounted to $120,603 or approximately 28% of our total assets. We are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations.

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

Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount from 349 employees at the end of 2004 to 494 at June 30, 2005, which includes 69 employees from our acquisition of Equator Technologies, Inc. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we could spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue, causing decreased profitability.

Risks Related to Our Industry

Failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.

Our product development strategies anticipate that consumer demand for flat panel displays, digital televisions, IPTV televisions and set top boxes and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market for many of our products to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Undercapacity in the advanced display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of LCD panels or other advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.

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

Rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices are characteristics of our market and could have a material adverse effect on our business, financial condition and results of operations. As the overall price of advanced flat panel display screens continues to fall, we may be required to offer our products to manufacturers at discounted prices due to increased price competition. At the same time, new, alternative technologies and industry standards may emerge that directly compete with technologies that we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

We compete with specialized and diversified electronics and semiconductor companies that offer advanced display, digital TV and IPTV semiconductor products. Some of these include ATI, Genesis Microchip, I-Chips, ITE, Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Oplus, Realtek, Sigma Designs, Silicon Image, Silicon Optix, STMicroelectronics, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, Koninlijke Philips Electronics, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

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

Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 20,664,823 shares or approximately 43% of our outstanding common stock and exchangeable shares as of July 31, 2005. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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

We believe our current cash and marketable security balances will be sufficient to meet our capital requirements for the next twelve months. However, we may need, or could elect to seek, additional funding prior to that time. To the extent that currently available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Further, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

As of June 30, 2005, we had convertible subordinated debentures of $150,000 outstanding with a fixed interest rate of 1.75%.  Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales.  We have employees located in offices in Canada, Japan, Taiwan, the People’s Republic of China, and Korea, and as such, a portion of our operating expenses are denominated in foreign currencies.  Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies.  Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.  While we cannot reasonably estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our operating results or cash flows, we believe that the effect would not be material.  We do not currently hedge against foreign currency rate fluctuations.

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

(b)         Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.                                   Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of Pixelworks, Inc. was held on May 24, 2005 to conduct the following items of business:

1.               To elect five Directors to serve for the following year or until their successors are elected;

2.               To amend Pixelworks’ 1997 Stock Incentive Plan to prohibit repricing of options without shareholder approval;

3.               To amend Pixelworks’ 1997 Stock Incentive Plan to increase the number of shares available for grant under the plan;

4.               To ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year; and

5.               To transact any other business that properly comes before the meeting.

The following nominees were elected to serve on the board of directors by the votes and terms indicated below:

Nominee	For	Withheld	Term Ending

Allen H. Alley	38,254,769	3,262,154	2006
Mark Christensen	40,394,079	1,122,844	2006
C. Scott Gibson	37,379,090	4,137,833	2006
Frank Gill	37,186,095	4,330,828	2006
Bruce Walicek	39,706,804	1,810,119	2006

The proposal to amend Pixelworks’ 1997 Stock Incentive Plan to prohibit repricing of options without shareholder approval was approved and received the following votes:

No. of Votes

For	25,364,446
Against	1,378,118
Abstain	37,156

The proposal to amend Pixelworks’ 1997 Stock Incentive Plan to increase the number of shares available for grant under the plan was approved and received the following votes:

No. of Votes

For	18,930,106
Against	7,787,062
Abstain	62,552

The proposal to ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year was approved and received the following votes:

No. of Votes

For	39,245,800
Against	2,252,209
Abstain	18,914

There were no other matters of business that properly came before the meeting that were voted upon.

Item 6.            Exhibits

10.1                           Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.2                           Stock Option Agreement, dated April 18, 2002, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.3         Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.4         Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.5         Stock Option Agreement, dated April 18, 2002, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.6         Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.7         Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.8         Stock Option Agreement, dated September 15, 2004, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.9         Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Michael Myhre (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.10       Stock Option Agreement, dated July 18, 2002, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.11       Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.12       Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.12 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.13       Stock Option Agreement, dated March 29, 2001, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.13 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.14       Stock Option Agreement, dated July 18, 2002, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.14 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.15       Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.15 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.16       Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.16 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.17       Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 21, 2005). +

10.18       Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc.

10.19       Real Property Lease dated March 21, 2001, by and between Equator Technologies, Inc. and Limar Realty Corp. #30.

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

PIXELWORKS, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and
Chief Financial Officer