Form 10-Q
period 2005-09-30
PIXELWORKS INC
filed 2005-11-07
CIK 1040161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30269
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
8100 SW Nyberg Road
Tualatin, Oregon 97062
(503) 454-1750
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 31, 2005: 47,087,600

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 6.	Exhibits.
SIGNATURES
EXHIBIT 10.20
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$54,054	$32,585
Short-term marketable securities	75,025	160,213
Accounts receivable, net	27,420	14,605
Inventories, net	27,809	18,575
Prepaid expenses and other current assets	14,126	4,856

Total current assets	198,434	230,834

Long-term marketable securities	18,297	79,483
Property and equipment, net	14,806	12,444
Other assets, net	16,843	8,101
Debt issuance costs, net	3,958	4,483
Deferred tax assets, net	13,081	4,868
Acquired intangible assets, net	39,627	2,520
Goodwill	134,022	80,836

Total assets	$439,068	$423,569

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,852	$5,946
Accrued liabilities and current portion of long-term liabilities	23,570	12,842
Income taxes payable	—	2,393

Total current liabilities	32,422	21,181

Long-term liabilities, net of current portion	3,372	365
Long-term debt	150,000	150,000

Total liabilities	185,794	171,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	316,148	304,996
Shares exchangeable into common stock	5,500	6,144
Accumulated other comprehensive income (loss)	(957)	531
Deferred stock-based compensation	(1,133)	(60)
Accumulated deficit	(66,284)	(59,588)

Total shareholders’ equity	253,274	252,023

Total liabilities and shareholders’ equity	$439,068	$423,569

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue, net	$46,794	$43,970	$128,370	$137,749
Cost of revenue (1)	32,147	22,260	80,603	69,620

Gross profit	14,647	21,710	47,767	68,129

Operating expenses:
Research and development (2)	15,573	8,454	36,586	24,111
Selling, general and administrative (3)	8,202	5,864	22,170	17,394
Stock-based compensation and amortization of purchased intangible assets	1,042	208	1,564	706

Total operating expenses	24,817	14,526	60,320	42,211

Income (loss) from operations	(10,170)	7,184	(12,553)	25,918

Interest income	1,031	1,474	4,439	2,238
Interest expense	(657)	(657)	(1,974)	(952)
Realized loss on sale of marketable securities	—	—	(779)	—
Amortization of debt issuance costs	(177)	(179)	(532)	(294)

Interest and other income, net	197	638	1,154	992

Income (loss) before income taxes	(9,973)	7,822	(11,399)	26,910

Provision for (recovery of) income taxes	(4,716)	2,373	(4,703)	9,149

Net income (loss)	$(5,257)	$5,449	$(6,696)	$17,761

Net income (loss) per share:
Basic	$(0.11)	$0.12	$(0.14)	$0.38

Diluted	$(0.11)	$0.11	$(0.14)	$0.36

Weighted average shares outstanding:
Basic	47,520	46,827	47,218	46,596

Diluted	47,520	53,961	47,218	51,185

(1) Includes amortization of:
Acquired inventory mark-up	$3,244	$—	$3,329	$—
Acquired developed technology	1,972	132	2,543	396
Acquired backlog	581	—	600	—
Stock-based compensation	36	—	47	—

(2) Excludes stock-based compensation of:	424	70	584	223

(3) Excludes stock-based compensation of:	166	17	230	119
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(6,696)	$17,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,852	5,515
Amortization of purchased intangible assets	3,893	760
Stock-based compensation	861	342
Realized loss on sale of marketable securities	779	—
Tax benefit from stock options	592	5,579
Amortization of debt issuance costs	532	294
Deferred rent	368	67
Deferred income tax benefit	(363)	(3,276)
Loss on asset disposals	161	390
Amortization of deferred tax charge	41	41
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(8,351)	(9,434)
Inventories, net	1,574	(10,773)
Prepaid expenses and other current and long-term assets	(6,058)	(186)
Accounts payable	1,091	3,316
Accrued current and long-term liabilities and income taxes payable	(3,333)	6,696

Net cash provided by (used in) operating activities	(5,057)	17,092

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	283,974	54,851
Purchases of marketable securities	(139,867)	(183,207)
Acquisition of Equator Technologies, Inc., net of cash acquired	(107,229)	—
Purchases of property and equipment	(6,421)	(5,657)
Purchases of other assets	(1,929)	(3,031)
Payments on equipment and other asset financing	(4,015)	(3,156)
Proceeds from sale of assets	61	3

Net cash provided by (used in) investing activities	24,574	(140,197)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,864	4,966
Proceeds from the issuance of long-term debt	—	145,500
Debt issuance costs	(7)	(429)
Lease incentives	95	124

Net cash provided by financing activities	1,952	150,161

Net increase in cash and cash equivalents	21,469	27,056
Cash and cash equivalents, beginning of period	32,585	16,490

Cash and cash equivalents, end of period	$54,054	$43,546

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,318	$2
Income taxes	1,690	230

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$12,564	$6,936
Value of options issued in connection with acquisition of Equator Technologies, Inc.	8,336	—
Transfer of cost-based investment to available-for-sale marketable security	—	10,000
Release and cancellation of common shares held in escrow	—	541
Debt issuance costs withheld from proceeds	—	4,500
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (“Pixelworks” or the “Company”) is a leading designer, developer and marketer of semiconductors and software for use in electronic display devices and equipment for encoding and decoding streaming digital video. Our system-on-chip semiconductors provide the ‘intelligence’ for these types of applications by processing and optimizing video and computer graphic signals to produce high quality images.
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
The financial information included herein for the three and nine months ended September 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company for these interim periods. The financial information as of December 31, 2004 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2005.
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
As permitted by Statement of Financial Accounting Standards No. (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, we continue to apply the intrinsic value based method of accounting for stock compensation described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). As such, stock-based compensation cost is measured as the excess, if any, of the quoted market price of Pixelworks’ stock on the grant, or other measurement date, over the amount that an option holder must pay to acquire the stock.
Entities electing to continue to apply Opinion 25 must make prominent pro-forma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income (loss) would have approximated the pro-forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(5,257)	$5,449	$(6,696)	$17,761
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	330	61	505	226
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(2,572)	(3,165)	(7,271)	(7,682)

Pro-forma net income (loss)	$(7,499)	$2,345	$(13,462)	$10,305

Basic net income (loss) per share:
As reported	$(0.11)	$0.12	$(0.14)	$0.38

Pro-forma	$(0.16)	$0.05	$(0.29)	$0.22

Diluted net income (loss) per share:
As reported	$(0.11)	$0.11	$(0.14)	$0.36

Pro-forma	$(0.16)	$0.05	$(0.29)	$0.22

The fair value of stock-based compensation costs reflected in the above pro-forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock Option Plans:

Risk free interest rate	4.04%	3.74%	4.02%	3.92%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	6.3	6.1	6.5	6.1
Volatility	93%	99%	94%	101%

Employee Stock Purchase Plan:

Risk free interest rate	2.92%	1.87%	2.43%	1.87%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	0.7	1.3	0.7	1.3
Volatility	73%	102%	84%	103%
The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts and additional awards are anticipated in future periods.
NOTE 3: BALANCE SHEET COMPONENTS
Marketable Securities
At December 31, 2004, we classified all marketable securities as held-to-maturity in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, with the exception of auction rate securities and our investment in Semiconductor Manufacturing International Corporation (“SMIC”), which we classified as available-for-sale.
On March 31, 2005, we determined that we no longer had the intent to hold any of our securities to maturity based on the potential for future acquisitions, and we reclassified all of our held-to-maturity securities to available-for-sale. The amortized cost of the securities transferred from held-to-maturity to available-for-sale was $159,632 on the March 31, 2005 transfer date.
Short-term marketable securities were classified as follows:

	September 30,	December 31,
	2005	2004
Available-for-sale	$75,025	$77,150
Held-to-maturity	—	83,063

Short-term marketable securities	$75,025	$160,213

Long-term marketable securities were classified as follows:

	September 30,	December 31,
	2005	2004
Available-for-sale	$18,297	$10,531
Held-to-maturity	—	68,952

Long-term marketable securities	$18,297	$79,483

Unrealized holding losses on short-term available-for-sale marketable securities, net of tax, were $72 at September 30, 2005. Unrealized holding losses on long-term available-for-sale marketable securities, net of tax, were $885 at September 30, 2005. These unrealized holding losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, at September 30, 2005.

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
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. We do not have any off balance sheet exposure risk related to customers. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable, net consists of the following:

	September 30,	December 31,
	2005	2004
Accounts receivable, gross	$27,632	$14,817
Less allowance for doubtful accounts	(212)	(212)

Accounts receivable, net	$27,420	$14,605

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items. Inventories, net consists of the following:

	September 30,	December 31,
	2005	2004
Finished goods	$21,240	$11,648
Work-in-process	8,420	8,516

	29,660	20,164
Less reserve for slow moving and obsolete items	(1,851)	(1,589)

Inventories, net	$27,809	$18,575

The following is a summary of the change in our reserve for slow moving and obsolete items:

	Nine Months Ended
	September 30,
	2005	2004
Balance at beginning of period	$1,589	$1,942
Usage:
Inventory scrapped	(119)	(442)
Inventory utilized	(418)	(679)

Subtotal — usage	(537)	(1,121)
Provision	799	559

Balance at end of period	$1,851	$1,380

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at September 30, 2005 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not currently possible to predict if or when this will happen, or how much we may sell.
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2005	2004
Gross carrying amount of assets	$43,693	$34,193
Less accumulated depreciation and amortization	(28,887)	(21,749)

Property and equipment, net	$14,806	$12,444

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	September 30,	December 31,
	2005	2004
Gross carrying amount of assets	$46,277	$5,277
Less accumulated amortization	(6,650)	(2,757)

Acquired intangible assets, net	$39,627	$2,520

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	September 30,	December 31,
	2005	2004
Accrued payroll and related liabilities	$4,815	$4,586
Current portion of accrued liabilities for asset financing	9,148	3,185
Accrued manufacturing liabilities	2,938	477
Accrued commissions and royalties	1,452	719
Current portion of deferred lease liability	526	128
Reserve for warranty returns	519	419
Reserve for sales returns and allowances	272	524
Accrued interest payable	992	335
Other	2,908	2,469

Accrued liabilities and current portion of long-term liabilities	$23,570	$12,842

The following is a summary of the change in our reserve for sales returns and allowances:

	Nine Months Ended
	September 30,
	2005	2004
Balance at beginning of period	$524	$202
Provision	48	601
Charge offs	(300)	(532)

Balance at end of period	$272	$271

The following is a summary of the change in our reserve for warranty returns:

	Nine Months Ended
	September 30,
	2005	2004
Balance at beginning of period	$419	$569
Provision	534	145
Charge offs	(434)	(257)

Balance at end of period	$519	$457

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
NOTE 4: COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(5,257)	$5,449	$(6,696)	$17,761
Unrealized loss on available-for-sale marketable securities, net of tax	(1,016)	(553)	(1,488)	(78)

Comprehensive income (loss)	$(6,273)	$4,896	$(8,184)	$17,683

NOTE 5: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and includes exchangeable shares. These exchangeable shares, which were issued on September 6, 2002 by Jaldi, our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock.
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

The following schedule reconciles basic and diluted weighted average shares outstanding for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	47,520	46,827	47,218	46,596
Incremental shares related to conversion of debentures	—	6,159	—	2,971
Incremental shares related to stock options and restricted stock	—	975	—	1,618

Diluted weighted average shares outstanding	47,520	53,961	47,218	51,185

The following schedule reconciles net income (loss) used in the calculation of basic net income (loss) per share to net income (loss) used in the calculation of diluted net income (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) used in calculating basic net income (loss) per share	$(5,257)	$5,449	$(6,696)	$17,761
Add: Interest expense and amortization of debt issuance costs, net of tax	—	582	—	822

Net income (loss) used in calculating diluted net income (loss) per share	$(5,257)	$6,031	$(6,696)	$18,583

Because of our net loss position for the three and nine months ended September 30, 2005, incremental shares related to stock options of 1,156 and 907, respectively, are excluded from diluted weighted average shares outstanding.
For the three and nine months ended September 30, 2005, weighted average shares related to stock options of 6,858 and 5,811, respectively, were excluded from the calculation of diluted weighted average shares outstanding because the exercise prices of these options were equal to or greater than the average market price of Pixelworks’ common stock during the respective periods, and as a result, their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2004, weighted average shares related to stock options of 3,941 and 2,039, respectively, were excluded for this reason.
NOTE 6: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices and equipment for encoding and decoding streaming digital video. Substantially all of our assets are located in the United States.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Japan	$14,327	$22,572	$43,986	$57,275
Taiwan	6,933	6,622	24,261	30,357
China	5,051	6,648	16,912	23,436
Korea	4,147	2,960	10,975	10,078
Europe	5,586	2,145	19,199	8,247
U.S.	4,173	489	4,972	1,684
Other	6,577	2,534	8,065	6,672

	$46,794	$43,970	$128,370	$137,749

Significant Customers
Sales to distributors represented 38% and 70% of total revenue for the three months ended September 30, 2005 and 2004, respectively, and 48% and 71% of total revenue for the nine months ended September 30, 2005 and 2004, respectively. The following distributors accounted for 10% or more of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Distributor A	19%	40%	23%	32%
Distributor B	6%	10%	7%	8%
Distributor C	0%	10%	2%	14%
Effective February 4, 2005, we terminated our distributor relationship with Neoview, located in Taiwan. We now sell our products directly to Taiwanese customers previously served by Neoview, as well as through our other Taiwanese distributors.
End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers. Sales to our top five end customers represented 34% and 42% of total revenue for the three months ended September 30, 2005 and 2004, respectively, and 34% of total revenue for the nine months ended September 30, 2005 and 2004.
One end customer represented 12% and 11% of total revenue for the three months ended September 30, 2005 and 2004, respectively. A second end customer represented 6% and 15% of total revenue for the three months ended September 30, 2005 and 2004, respectively. No end customer accounted for more than 10% of total revenue for the nine months ended September 30, 2005 and 2004.
The following accounts represented 10% or more of gross accounts receivable:

	September 30,	December 31,
	2005	2004
Account A	15%	26%
Account B	5%	11%

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
NOTE 8: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with SFAS 5, Accounting for Contingencies. The indemnification is limited to the amount paid by the customer. As of September 30, 2005, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations but would not materially affect our business.
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
The aggregate purchase price for Equator was $118,091, which consisted of cash of $107,854, the value of 1,263 options exchanged of $8,336, plus acquisition costs of $1,901. The estimated fair value of the options exchanged was calculated using the Black-Scholes option pricing model with the average closing price of Pixelworks’ common stock for two days prior to the announcement of the Agreement and Plan of Merger, the day of the announcement, and two days following the announcement ($7.62 per share) and following weighted average assumptions: risk-free interest rate of 2.55%, an expected dividend yield of 0%, an expected life of 1.2 years, and volatility of 59%.

     The purchase price was allocated to the assets and liabilities based on fair values as follows:

Purchase price		$118,091
Less net assets acquired:
Assets acquired:
Cash	$5,044
Accounts receivable	4,464
Inventory	10,808
Other current assets	296
Non-current assets	5,871
Developed technology	36,800
Other acquired intangible assets	4,200
Deferred stock compensation	2,219
Less:
Liabilities assumed	(9,423)	(60,279)

Goodwill		$57,812

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
We also recorded gross deferred tax assets of approximately $63,687, subject to a valuation allowance of $43,372, and deferred tax liabilities of $17,000 to recognize book basis and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired. If the valuation allowance is subsequently changed, the amount of the adjustment may affect net income or goodwill depending on the nature of the adjustment in the period such change is made.
The goodwill resulting from this transaction was assigned to Pixelworks, Inc., our sole reporting unit.
In addition to the $107,854 cash consideration included in the purchase price we paid $2,518 in cash, which was classified as contingent consideration on the acquisition date. The Equator shareholders will receive disbursement of the contingent consideration if certain revenue targets are achieved by March 31, 2006. If the target is not fully achieved by March 31, 2006, we will receive a refund of a portion of the contingent consideration. During the quarter ended September 30, 2005, $558 of the contingent consideration was earned by the shareholders. At September 30, 2005, the remaining $1,960 of contingent consideration is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.
The purchase price allocation is substantially complete. Certain elements, such as the filing of pre-acquisition tax returns, may impact the final purchase price allocation. During the quarter ended September 30, 2005, we reclassified $18,862 from net deferred tax assets to goodwill due to the completion of an analysis of recoverability of acquired deferred tax assets and related limitations. Although we do not anticipate significant revisions to the purchase price allocation, material adjustments could occur.

The following table reflects the unaudited combined results of Pixelworks and Equator as if the merger had taken place as of January 1, 2004. For the three and nine months ended September 30, 2004, weighted average shares related to convertible subordinated debentures of 6,159 and 2,971, respectively, were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue	$46,794	$48,629	$143,336	$147,783
Net income (loss)	$(2,325)	$2,041	$(10,677)	$6,977
Net income (loss) per share:
Basic	$(0.05)	$0.04	$(0.23)	$0.15
Diluted	$(0.05)	$0.04	$(0.23)	$0.14
Weighted average shares outstanding:
Basic	47,520	46,827	47,218	46,596
Diluted	47,520	48,820	47,218	49,335
The adjustment to mark-up inventory to fair value of $5,190 is not included in cost of revenue in the pro forma results of operations for the nine months ended September 30, 2004 as it is not reflective of the ongoing operations of the combined entities. The pro-forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.
NOTE 10: SUBSEQUENT EVENT
During October 2005, we initiated a restructuring of our workforce which resulted in the elimination of 36 positions. We expect to incur approximately $1,000 in severance expenses in the fourth quarter of 2005 as a result of this restructuring. In the future, we expect to incur costs to move employees from two separate facilities in California into one facility. This restructuring is intended to improve the efficiency and effectiveness of our product development efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, increased competition, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, the timing of orders for our products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations and our ability to attract, hire and retain key and qualified employees. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.
(Dollars in thousands)
Overview
We are a leading designer, developer and marketer of semiconductors and software for use in electronic display devices and equipment for encoding and decoding streaming digital video. Our system-on-chip semiconductors provide the ‘intelligence’ for these types of applications by processing and optimizing video and computer graphic signals to produce high-quality images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide all of the electronics necessary to process the entire signal path in order to provide a turn-key solution for our customers.
On June 14, 2005, we acquired 100% of the outstanding shares of Equator Technologies, Inc. (“Equator”). Equator is at the forefront of delivering programmable advanced video compression technology with system-on-chip integrated circuits and software solutions that unlock broadband networks for video entertainment and communications. This acquisition will provide programmable technologies to Pixelworks customers in order to create a new generation of digital televisions, including those that might integrate Internet Protocol television decoding technology to allow viewing of digital video directly over the Internet. The results of operations of Equator are included in our financial statements beginning on June 14, 2005.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. Manufacturers’ representatives support some of our European and Asian sales. We sell to distributors in Japan, Taiwan, China and Europe. Sales to distributors represented 48% and 71% of total revenue for the nine months ended September 30, 2005 and 2004, respectively, and 38% and 70% of total revenue for the three months ended September 30, 2005 and 2004, respectively. Effective February 4, 2005, we terminated our distributor relationship with Neoview, one of our Taiwanese distributors. We now sell our products directly to Taiwanese customers previously served by Neoview, as well as through our other Taiwanese distributors. The termination of this relationship led to the decrease in sales to distributors during the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. Sales to our top five end customers represented 34% and 42% of total revenue for the three months ended September 30, 2005 and 2004, respectively, and 34% of revenue for the nine months ended September 30, 2005 and 2004. During the three months ended September 30, 2005, there was one end customer that accounted for more than 10% of total revenue. There were no end customers that accounted for 10% or more of total revenue during the nine months ended September 30, 2005. There were two end customers that represented more than 10% of total revenue during the three months ended September 30, 2004 and no end customer represented more than 10% of total revenue during the nine months ended September 30, 2004. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and contract manufacturers.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 91% and 96% of total revenue for the three and nine months ended September 30, 2005, respectively, and 99% of total revenue for the three and nine months ended September 30, 2004. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.
Goodwill. Goodwill represents the excess cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized, instead we test goodwill annually for impairment, and more frequently if events and circumstances indicate that it might be impaired. The impairment tests are performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test in the first quarter of each year. We have not recorded any impairment losses against goodwill as a result of impairment tests performed.
Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We establish a valuation allowance in accordance with SFAS 109, Accounting for Income Taxes, to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset will be charged to income in the period such determination is made.

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
Results of Operations
The following table sets forth certain unaudited financial data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		% of		% of		% of		% of
	Dollars	revenue	Dollars	revenue	Dollars	revenue	Dollars	revenue

Revenue, net	$46,794	100.0%	$43,970	100.0%	$128,370	100.0%	$137,749	100.0%
Cost of revenue	32,147	68.7	22,260	50.6	80,603	62.8	69,620	50.5

Gross profit	14,647	31.3	21,710	49.4	47,767	37.2	68,129	49.5

Operating expenses:
Research and development	15,573	33.3	8,454	19.2	36,586	28.5	24,111	17.5
Selling, general and administrative	8,202	17.5	5,864	13.3	22,170	17.3	17,394	12.6
Stock-based compensation and amortization of purchased intangible assets	1,042	2.2	208	0.5	1,564	1.2	706	0.5

Total operating expenses	24,817	53.0	14,526	33.0	60,320	47.0	42,211	30.6

Income (loss) from operations	(10,170)	(21.7)	7,184	16.3	(12,553)	(9.8)	25,918	18.8

Interest income	1,031	2.2	1,474	3.4	4,439	3.5	2,238	1.6
Interest expense	(657)	(1.4)	(657)	(1.5)	(1,974)	(1.5)	(952)	(0.7)
Realized loss on sale of marketable securities	—	—	—	—	(779)	(0.6)	—	—
Amortization of debt issuance costs	(177)	(0.4)	(179)	(0.4)	(532)	(0.4)	(294)	(0.2)

Interest and other income, net	197	0.4	638	1.5	1,154	0.9	992	0.7

Income (loss) before income taxes	(9,973)	(21.3)	7,822	17.8	(11,399)	(8.9)	26,910	19.5

Provision for (recovery of) income taxes	(4,716)	(10.1)	2,373	5.4	(4,703)	(3.7)	9,149	6.6

Net income (loss)	$(5,257)	(11.2)%	$5,449	12.4%	$(6,696)	(5.2)%	$17,761	12.9%

Percentages may not add due to rounding.
Revenue, net
Revenue, net increased $2,824, or 6%, to $46,794 for the three months ended September 30, 2005 from $43,970 for the three months ended September 30, 2004. Revenue decreased $9,379, or 7%, to $128,370 for the nine months ended September 30, 2005 from $137,749 for the nine months ended September 30, 2004.

Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Advanced televisions	42%	42%	51%	40%
Multimedia projectors	31%	48%	32%	47%
Advanced media processors	19%	0%	7%	0%
LCD monitors	6%	7%	7%	11%
Other	2%	3%	3%	2%
Advanced Televisions
Advanced television revenue increased $1,317, or 7%, to $19,767 for the three months ended September 30, 2005 from $18,450 for the three months ended September 30, 2004. This increase is due to an increase in units sold of 22%, offset by a decrease in average selling prices of 12%. Advanced television revenue increased $10,302, or 19%, to $65,743 for the nine months ended September 30, 2005, from $55,441 for the nine months ended September 30, 2004. This increase is due to an increase in units sold of 27%, offset by a decrease in average selling prices of 7%.
The advanced television market includes products sold into the flat panel television sector, which is comprised of liquid crystal display (“LCD”) televisions and plasma televisions, and products sold into the digital cathode ray tube (“CRT”) and digital rear projection television sectors. Revenue from products sold into the flat panel television sector comprised approximately 94% of our advanced television revenue during the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, revenue from products sold into the flat panel television sector comprised approximately 74% and 68%, respectively, of our total advanced television revenue. The increases in revenue to the flat panel television sector were attributable to overall growth in the market. These increases were partially offset by decreases in revenue to the CRT sector during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.
Our advanced television revenue is generated on sales to customers primarily located in China, Taiwan, Europe, Korea and Japan.
In the fourth quarter of 2005, we expect our advanced television revenue to increase approximately 10% to 15% from the third quarter of 2005. This increase will be driven largely by the continued ramp of our new products.
Multimedia Projectors
Multimedia projector revenue decreased $6,792, or 32%, to $14,488 for the three months ended September 30, 2005 from $21,280 for the three months ended September 30, 2004. This decrease is due to a decrease in units sold of 21%, combined with a decrease in average selling prices of 14%. Multimedia projector revenue decreased $23,776, or 37%, to $40,604 for the nine months ended September 30, 2005, from $64,380 for the nine months ended September 30, 2004. This decrease is due to a decrease in units sold of 21%, combined with a decrease in average selling prices of 20%.
The decreases in revenue in the multimedia projector market are primarily attributable to market share lost to Texas Instruments in projectors using their Digital Light Processing (“DLP”) display device.
The majority of our multimedia projector revenue is generated on sales to customers located in Japan. Japanese customers accounted for 82% and 76% of total multimedia projector revenue for the three months ended September 30, 2005 and 2004, respectively, and 85% and 69% of total multimedia projector revenue for the nine months ended September 30, 2005 and 2004, respectively.

In the fourth quarter of 2005, we believe multimedia projector revenue will decrease approximately 5% from the third quarter of 2005. This decrease will be driven by softness in demand in the overall market as we move into the second half of the fourth quarter.
Advanced Media Processors
Advanced media processor revenue was $8,804 and $9,053 for the three and nine months ended September 30, 2005, respectively. Sales into this market are a result of our acquisition of Equator Technologies, Inc. in June of 2005. Accordingly, we had no revenue in this market for the comparable periods of 2004.
The advanced media processor market consists of products sold into video conferencing and set-top-box applications, as well as products sold into other miscellaneous applications which include broadcast encoding and imaging. The majority of our advanced media processor revenue is derived from customers located in United States and Canada.
In the fourth quarter of 2005, we believe advanced media processor revenue will decrease approximately 15% to 35% from the third quarter of 2005. This decrease will be due to softness in set-top-box demand as we expect that new orders to support continued rollout from our major customers will push out beyond the fourth quarter.
LCD Monitors
LCD monitor revenue decreased $179, or 6%, to $2,943 for the three months ended September 30, 2005 from $3,122 for the three months ended September 30, 2004. This decrease is due to a decrease in units sold of 9%, offset by an increase in average selling prices of 4%. LCD monitor revenue decreased $5,757, or 39%, to $9,119 for the nine months ended September 30, 2005 from $14,876 for the nine months ended September 30, 2004. This decrease is due to a decrease in units sold of 59%, offset by an increase in average selling prices of 51%.
The overall decrease in LCD monitor revenue is primarily attributable to our strategy to stop developing mainstream products for this market, and to focus on higher end products. The increase in average selling prices resulted from an increase in the percentage of chips sold into Ultra Extended Graphics Array (“UXGA”) monitors, the highest resolution monitors, which carry higher average selling prices than chips sold into Super Extended Graphics Array (“SXGA”), which are high resolution monitors, or Extended Graphics Array (“XGA”) monitors, which are the lowest resolution monitors.
The majority of our LCD monitor revenue is generated on sales to customers located in Taiwan.
In the fourth quarter of 2005, we expect that LCD monitor revenue will decrease approximately 15% to 20% from third quarter of 2005.
Other
Other revenue includes revenue generated from the sales of evaluation kits and from sales into small, niche markets that are unrelated to the four primary markets for our products, as well as the impact of any change in our reserve for sales returns and allowances.
Cost of revenue and gross profit
Cost of revenue includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, amortization of purchased developed technology, provisions for slow moving and obsolete inventory and information technology and facilities allocations.

Gross profit decreased to 31.3% and 37.2% for the three and nine months ended September 30, 2005, respectively, from 49.4% and 49.5% for the comparable periods in 2004. The decrease is primarily driven by an increase in amortization of acquired inventory mark-up, acquired intangible assets and stock-based compensation of $5,701 and $6,123 for the three and nine months ended September 30, 2005, respectively, and changes in the mix of products sold. The decrease in sales to multimedia projector manufacturers as a percentage of total revenue contributed significantly to the overall decrease in gross profit, as our multimedia projector sales generally have the highest gross profit margins.
We expect our gross profit margin to be approximately 34% to 36% for the fourth quarter of 2005. This increase will primarily be driven by less non-cash acquisition related expenses in the fourth quarter of 2005 compared to the third quarter. We expect non-cash acquisition related expenses to be approximately $3,800 in the fourth quarter compared to $5,797 for the third quarter.
Research and development
Research and development includes compensation and related costs for personnel, depreciation and amortization, fees for outside services and expensed equipment and software.
Research and development expense, inclusive of stock-based compensation expense, increased $7,473, or 88%, to $15,997 for the three months ended September 30, 2005 from $8,524 for the three months ended September 30, 2004 due to the following factors:
•	Compensation expense increased $3,463. This increase is attributable to an increase in research and development headcount of 122 from 163 at September 30, 2004 to 285 at September 30, 2005. 55 of the headcount increase is in our Shanghai design center and 43 of the headcount increase is attributable to our acquisition of Equator. The remaining increase is attributable to additional headcount in the U.S. and Canada.

•	Non-recurring engineering and outside services expenses increased $1,723. $798 of this increase is attributable to the addition of Equator expenses. The remaining increase is attributable to an increase in the number of projects under development.

•	Facilities and information technology expenses allocated to research and development increased $1,091. The increase in the allocation was driven by increases in rent expense, compensation expense, outside services expense, and telephone and other communications charges.

•	Depreciation and amortization increased $697 due to increased licensed technology and software asset purchases.

•	Stock-based compensation increased $354 due to the assumption of outstanding Equator stock options.
Research and development expense, inclusive of stock-based compensation expense, increased $12,836, or 53%, to $37,170 for the nine months ended September 30, 2005 from $24,334 for the nine months ended September 30, 2004 due to the following offsetting factors:
•	Compensation expense increased $4,969 due to the headcount increases described above.

•	Non-recurring engineering and outside services expenses increased $2,219. $954 of this increase is attributable to the addition of Equator expenses. The remaining increase is attributable to an increase in the number of projects under development.

•	Facilities and information technology expenses allocated to research and development increased $2,312.

•	Depreciation and amortization increased $3,470 due to increased licensed technology and software asset purchases.

•	Stock-based compensation increased $361 due to the assumption of outstanding Equator stock options.

•	Expensed software and equipment decreased $728.
We expect our research and development expenses to continue to increase in future periods as a result of our ongoing investment in new product development programs.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions and other overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $2,487, or 42%, to $8,368 for the three months ended September 30, 2005 from $5,881 for the three months ended September 30, 2004 due to the following offsetting factors:
•	Compensation expense increased $1,291. This increase is attributable to an increase in selling, general and administrative headcount of 65 from 139 at September 30, 2004 to 204 at September 30, 2005. 15 of the headcount increase is attributable to our acquisition of Equator.

•	Commissions expense increased $473 due to increased sales through our manufacturer’s representatives.

•	Facilities and information technology expenses allocated to selling, general and administrative increased $416. The increase in the allocation was driven by increases in rent expense, compensation expense, outside services expense, and telephone and other communications charges.

•	Travel and entertainment and trade show expenses increased $293.

•	Stock-based compensation expense increased $149 due to the assumption of outstanding Equator stock options.
Selling, general and administrative expense, inclusive of stock-based compensation expense, increased $4,887, or 28%, to $22,400 for the nine months ended September 30, 2005 from $17,513 for the nine months ended September 30, 2004 due to the following offsetting factors:
•	Compensation expense increased $2,868 due to the headcount increases described above.

•	Facilities and information technology expenses allocated to selling, general and administrative increased $1,157.

•	Commissions expense increased $728 due to increased sales through our manufacturer’s representatives.

•	Travel and entertainment and trade show expenses increased $583.

•	Stock-based compensation increased $111 due to the assumption of outstanding Equator stock options.

•	Insurance expense decreased $284 due to lower directors and officers’ insurance premiums.

•	Recruiting expense decreased $91.

•	Telephone and other communications charges decreased $90.
We expect our selling, general and administrative expenses to increase in future periods. The increases will result from higher sales-related and overhead costs.

Stock-based compensation and amortization of purchased intangible assets
Stock-based compensation and amortization of purchased intangible assets is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock-based compensation	$590	$87	$814	$342
Amortization of acquired assembled workforce	119	121	362	364
Amortization of acquired customer relationships	283	—	330	—
Amortization of acquired trademark	50	—	58	—

	$1,042	$208	$1,564	$706

Stock-based compensation and amortization of purchased intangible assets increased $834, or 401%, and $858, or 122%, for the three and nine months ended September 30, 2005 from the comparable periods in 2004, respectively. These increases are due to our acquisition of Equator, which closed June 14, 2005, offset by the diminishing amortization of purchased intangible assets from a previous asset purchase. As a result of the acquisition of Equator, we recorded, among other identifiable intangible assets, acquired customer relationships of $3,400, deferred stock-based compensation of $2,219, and acquired trademark of $200.
Interest income, net
Interest income, net includes interest income earned on cash equivalents and short and long-term marketable securities, interest expense related to our 1.75% convertible subordinated debentures, realized loss on the sale of marketable securities and amortization of our debt issuance costs and is comprised of the following for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income	$1,031	$1,474	$4,439	$2,238
Interest expense	(657)	(657)	(1,974)	(952)
Realized loss on sale of marketable securities	—	—	(779)	—
Amortization of debt issuance costs	(177)	(179)	(532)	(294)

	$197	$638	$1,154	$992

Interest income decreased $443, or 30%, to $1,031 for the three months ended September 30, 2005 from $1,474 for the three months ended September 30, 2004, due to the acquisition of Equator in June 2005 which lowered our combined cash and cash equivalents and short-term and long-term marketable securities balances. Interest income increased $2,201, or 98%, to $4,439 for the nine months ended September 30, 2005 from $2,238 for the nine months ended September 30, 2004, due to the investment of the proceeds from the issuance of the debentures which were issued in May and June of 2004.
Interest expense increased $1,022, or 107%, for the nine months ended September 30, 2005 compared to the comparable period of 2004. Our 1.75% convertible debentures were issued in May and June of 2004 and were therefore not outstanding for the entire nine month period ended September 30, 2004.
During the second quarter of 2005, we realized a loss on the sale of marketable securities of $779 as a result of the sale of marketable securities to fund the acquisition of Equator.
Debt issuance costs related to the convertible debentures have been capitalized and are being amortized over seven years.

Provision for income taxes
We have recorded a recovery of income taxes of $4,716 and $4,703 for the three and nine months ended September 30, 2005, respectively. The provision for income taxes was $2,373 and $9,149 for the three and nine months ended September 30, 2004, respectively. The decrease in the provision was primarily attributable to our decreased income before taxes and the generation of various credits offset by the recognition of valuation allowance and other permanent items. The effective tax rate differs from the federal statutory rate primarily due to the following: the utilization of federal, state and foreign tax credits, non-cash and other permanent expense items treated differently for book and tax purposes, the accrual of contingent amounts related to potential permanent establishment exposure and the establishment of valuation allowance against credits generated in state and foreign jurisdictions.
Liquidity and Capital Resources
Cash and cash equivalents and short and long-term marketable securities
As of September 30, 2005 we had cash and cash equivalents of $54,054, short and long-term marketable securities of $93,322 and working capital of $166,012. Cash used in operating activities during the nine months ended September 30, 2005 was $5,057 compared to cash provided by operating activities of $17,092 during the nine months ended September 30, 2004. The decrease in cash provided by operating activities is primarily attributable to the net loss of $6,696 for the nine months ended September 30, 2005 compared to the net income of $17,761 for the nine months ended September 30, 2004.
Cash provided by investing activities during the nine months ended September 30, 2005 was $24,574. This compares to $140,197 used in investing activities during the nine months ended September 30, 2004. Cash provided by investing activities during the nine months ended September 30, 2005 was primarily generated from sales and maturities of marketable securities offset by the acquisition of Equator, purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset acquisitions. Cash used in investing activities during the nine months ended September 30, 2004 was primarily attributable to purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset acquisitions offset by proceeds from sales and maturities of marketable securities.
Cash provided by financing activities was $1,952 for the nine months ended September 30, 2005. This compares to $150,161 provided by financing activities during the nine months ended September 30, 2004. Cash provided by financing activities for the nine months ended September 30, 2005 was primarily generated by proceeds from the issuance of common stock, while cash provided by financing activities for the nine months ended September 30, 2004 was primarily generated from the issuance of the convertible subordinated debentures and issuances of common stock.
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
Accounts receivable, net
Accounts receivable, net increased to $27,420 at September 30, 2005 from $14,605 at December 31, 2004. The increase is attributable to the acquisition of Equator which contributed $6,458 to consolidated accounts receivable as of September 30, 2005. The increase is also attributable to higher sales during the last month of the quarter ended September 30, 2005 compared to the quarter ended December 31, 2004. Average days sales outstanding was 53 at September 30, 2005 compared to 34 days at December 31, 2004.

Inventories, net
Inventories, net increased to $27,809 at September 30, 2005 from $18,575 at December 31, 2004. The increase is primarily attributable to the acquisition of Equator. Equator’s inventory balance was $7,000 as of September 30, 2005. Inventory turnover on an annualized basis was approximately four at September 30, 2005, which represents approximately 13 weeks of inventory.
Contractual Payment Obligations
A summary of our contractual payment obligations as of September 30, 2005 was as follows:

	Payments Due By Period
			2006 and	2008 and	2010 and
Contractual Obligation	Total	2005	2007	2009	beyond
Long-term debt	$150,000	$—	$—	$—	$150,000
Interest on long-term debt	16,721	2,625	5,250	5,250	3,596
Estimated Q4 2005 non-cancelable purchase commitments to contract manufacturers	23,948	23,948	—	—	—
Operating leases	12,785	4,089	6,060	2,271	365
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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (“SFAS”) 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 31, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. We do not expect that the adoption of SFAS 154 will have a material impact on our consolidated financial statements.
In April 2005, the Securities and Exchange Commission issued release number 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment. This release delays the date for compliance with SFAS 123 (Revised 2004), Share Based Payment from the first interim or annual reporting period beginning after June 15, 2005 to the registrant’s first fiscal year beginning on or after June 15, 2005. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees. While we are still in the process of determining how we will adopt Statement 123R and what the impact will be on our financial statements, we do expect it to have an adverse effect on our consolidated statements of operations and earnings per share.

RISK FACTORS
Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.
RISKS RELATED TO OUR OPERATIONS
We face considerable business and financial risks related to our acquisition of Equator Technologies, Inc.
In June 2005, we completed the acquisition of Equator Technologies, Inc. (“Equator”), a privately held company, for an aggregate purchase price of $118,091. The acquisition of Equator required a substantial expenditure and involves substantial risks on our part. Equator’s current product offerings and technological developments relate to internet protocol television (“IPTV”) set top boxes, digital media appliances, videoconferencing devices and security devices. These are emerging technologies and the markets they serve are as yet developing and largely untested, and we do not have direct experience developing and selling products into these markets. In addition, in making the acquisition of Equator we have made certain assumptions and projections with respect to the following: Equator’s revenue for future quarters; our expectations regarding the growth of the markets Equator serves; the ability of Equator to introduce new products and software and the risk that customers will not accept those new products and software; and the synergies we believe we can realize from the acquisition. We cannot be sure that such assumptions are correct. For these reasons we cannot provide assurance that the acquisition of Equator will produce the revenues, earnings or business synergies that we anticipate, or that it will perform as expected.
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
While we had net income of $21,781 for the year ended December 31, 2004, we incurred a net loss of $6,696 in the nine months ended September 30, 2005 and our accumulated deficit is $66,284 through September 30, 2005. The year ended December 31, 2004 was our first year of annual profitability since inception and we do not expect to be profitable in the year ending December 31, 2005. In the future we expect our research and development and selling, general and administrative expenses to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to become profitable again. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.
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
Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products. Some of these factors are not in our control and any of them may cause the price of our common stock to fluctuate. These factors include:
•	our success in integrating the operations of our recently acquired subsidiary, Equator Technologies, Inc.;

•	demand for multimedia projectors, advanced televisions, LCD monitors, Internet protocol television (“IPTV”) set top boxes, digital media appliances, videoconferencing devices, and other digital video display devices;

•	demand for our products and the timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product costs or pricing, or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
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
If we do not achieve design wins in the future, or design wins that we do achieve are not commercially successful, our ability to have a sustainable business would be seriously limited.
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
Achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a developer’s products, we may not realize sufficient revenue from sales of that product to even offset the expenses associated with achieving the design win if that developer’s products are not commercially successful or if the developer chooses to qualify a second source for its products. For example, we have had design wins with leading original design manufacturers in Taiwan who have not been successful in getting design wins from leading television companies in Japan. We have had design wins with customers who cancelled their products well before the product’s natural life cycle. We have had design wins at leading companies who have lost market share or who have not been able to gain market share with products that utilize our products. And, we have also had design wins with customers whose product sales were much less than expected due to economic weakness in the particular region in which those products were sold.
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
We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 48% of our total revenue for the nine months ended September 30, 2005, and 69%, 69% and 68% of total revenue for the years ending December 31, 2004, 2003 and 2002, respectively. During the nine months ended September 30, 2005, sales to Tokyo Electron Device Limited, or TED, our Japanese distributor, represented 23% of our total revenue. Sales to TED represented 31%, 39% and 45%, respectively, of our total revenue for the years ended December 31, 2004, 2003 and 2002. Sales to our top five end customers accounted for approximately 34% of our total revenue for the nine months ended September 30, 2005, and 33%, 35% and 41% of our total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. As a result of this distributor and end customer concentration, any one of the following factors could significantly impact our revenues:
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
At September 30, 2005 we had one customer that represented more than 10% of our accounts receivable. TED represented 15% and 26% of total accounts receivable at September 30, 2005 and December 31, 2004, respectively. The failure to pay this balance by this or any other customer would result in an expense that would increase our operating expenses and would reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96% and 99% of total revenue for the nine months ended September 30, 2005 and 2004, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
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
A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 40% of our employees are located in this area and we made an investment of $10,000 in SMIC, located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
Most of our current manufacturers and customers are located in the PRC, Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Common consequences of earthquakes include power outages and disruption and/or impairment production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.
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
Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process. In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development. A significant portion of our products use embedded DRAM technology and the required manufacturing process for this technology may only be available for the next two years. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which may only be available for the next five to seven years. We have commitments from our suppliers to notify us in the event of a discontinuance of a manufacturing process in order to assist us with product transitions.
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
We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s equipment can take up to nine months or more. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. Even when we achieve a design win, the customer may never ship systems incorporating our products. We cannot assure you that the time required for the testing, evaluation and design of our products by our customers would not exceed nine months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally forecasted, we may experience large write-offs of capitalized license fees, product masks and prepaid royalties that would negatively affect our operating results.
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
As of September 30, 2005, goodwill amounted to $134,022 or approximately 31% of our total assets. We are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations.
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
Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount from 349 employees at the end of 2004 to 515 at September 30, 2005, which includes 61 employees from our acquisition of Equator Technologies, Inc. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we could spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue, causing decreased profitability.

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
We compete with specialized and diversified electronics and semiconductor companies that offer advanced display, digital TV and IPTV semiconductor products. Some of these include Analog Devices, ATI, Broadcom, Genesis Microchip, I-Chips, ITE, Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Oplus, Realtek, Sigma Designs, Silicon Image, Silicon Optix, STMicroelectronics, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, Koninlijke Philips Electronics, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.
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
Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 25,917,461 shares or approximately 54% of our outstanding common stock and exchangeable shares as of October 31, 2005. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
As of September 30, 2005, we had convertible subordinated debentures of $150,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Item 4. Controls and Procedures.
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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.

10.1	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.2	Stock Option Agreement, dated April 18, 2002, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.3	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.4	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.5	Stock Option Agreement, dated April 18, 2002, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.6	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.7	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.8	Stock Option Agreement, dated September 15, 2004, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.9	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Michael Myhre (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.10	Stock Option Agreement, dated July 18, 2002, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.11	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.12	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.12 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.13	Stock Option Agreement, dated March 29, 2001, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.13 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.14	Stock Option Agreement, dated July 18, 2002, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.14 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.15	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.15 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.16	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.16 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.17	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 21, 2005). +

10.18	Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005)

10.19	Real Property Lease dated March 21, 2001, by and between Equator Technologies, Inc. and Limar Realty Corp. #30. (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005)

10.20	Amendment No. 1 to Office Lease dated July 7, 2005, by and between Equator Technologies, Inc. and 520 Pike Street, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC. (Registrant)
Date: November 7, 2005	By:	/s/ Jeffrey B. Bouchard
Jeffrey B. Bouchard
Vice President, Finance and Chief Financial Officer