Form 10-K
period 2005-12-31
PIXELWORKS INC
filed 2006-03-13
CIK 1040161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30269
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)		91-1761992 (I.R.S. Employer Identification Number)

8100 SW Nyberg Road, Tualatin, OR (Address of principal executive offices)	97062 (Zip code)	(503) 454-1750 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Aggregate market value of voting Common Stock held by non-affiliates of the Registrant at June 30, 2005: $386,843,732. For purposes of this calculation, executive officers and directors are considered affiliates.
Number of shares of Common Stock outstanding at February 28, 2006: 47,494,809.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, to be filed subsequently — Part III.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business.
Overview
We are a leading designer, developer and marketer of semiconductors and software for the advanced display industry, including advanced televisions, multimedia projectors, digital streaming media devices and liquid crystal display panels. Our system-on-chip semiconductors provide the ‘intelligence’ for these new types of displays and devices by processing and optimizing video and computer graphic signals to produce high-quality images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide all of the electronics necessary to process the signal along its entire path through the system in order to provide a turnkey solution for our customers.
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
During the transition to digital display technology, the way signal processing integrated circuits, or ICs, are developed is shifting away from development by vertically integrated manufacturers toward development by third-party companies like Pixelworks. We provide our customers, including manufacturers, original equipment manufacturers, or OEMs, and systems integrators, with video and graphics processing solutions that enable them to deliver to market rapidly an advanced display system with industry-leading performance and features. By choosing this product development strategy, our customers reduce their research and development costs, thereby reducing the cost of the overall system. In addition, our customers can utilize a consistent design environment across multiple product lines.
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
More recently, a new technology is emerging to deliver video content over broadband networks using Internet Protocol standards which is creating an entirely new delivery methodology of video to consumers. Internet Protocol television, or IPTV, can stream live multicasts or stored content for video-on-demand applications in formats that efficiently compress video data so that it can be sent across networks. In order to access content currently, a set-top box is commonly needed since most televisions do not have the capability to decode IPTV content.
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
Advanced Display Industry
Pixelworks serves four fast-growing markets in the advanced display industry that are reshaping how business users and consumers interact with information and entertainment, including advanced televisions, multimedia projectors, LCD panels and digital streaming media devices. The display industry’s shift toward digital, fixed-pixel display technologies is creating a need for video signal processing electronics that achieve the necessary performance, in terms of image quality, ease of use and cost, to spur the transition to mainstream market adoption. These four markets are in different stages of maturity and each have unique requirements and dynamics.
Advanced Television Market
While the CRT television is a widely accepted technology worldwide, the transition to digital-based television is gaining momentum in the market. According to a display industry analyst, in 2005 non-CRT televisions using digital display technologies, referred to as advanced televisions, comprised more than 15 percent of the 177 million television units sold worldwide. Advanced televisions totaled 27.2 million units which marked an annual increase of 115 percent while the total market grew by only 6 percent which illustrates the acceleration of adoption of advanced television technologies.
Based on current analyst projections, advanced televisions using digital display technology that would require digital video signal processing ICs is accelerating and will collectively overtake CRT technology in 2009. The display technologies include liquid crystal displays, or LCDs, plasma display panels, or PDPs, and rear-projection televisions using LCDs, digital micro-mirror devices, or DMDs, and newer technology such as liquid crystal on silicon, or LCoS. While the entire television market is forecast to grow from 177 million units in 2005 to more than 200 million units in 2009, a compound annual growth rate of 3 percent, the advanced television portion of the market is forecast to grow to 99.8 million units in 2009 for a compound annual growth rate of 38 percent.
Looking more closely at the growth forecasted, two sub-categories will drive the adoption of advanced televisions as consumers choose thin-screen televisions for their homes. LCD televisions are expected to lead the transition among advanced televisions rising from 19.6 million units in 2005 to 76.7 million units in 2009, a compound annual growth rate of 41 percent. Plasma display televisions are expected to grow at nearly the rate of LCD televisions, although at approximately one fifth of the overall unit volume due to their higher average selling price based on their larger form factor. Plasma display televisions are estimated to grow from 4.9 million units in 2005 to 16.2 million units in 2009, a compound annual growth rate of 35 percent.
Rear-projection television, or RPTV, growth is projected to be modest between 2005 and 2009, growing from 5.9 million units to 7.2 million units for a compound annual growth rate of 5 percent. However, the underlying architecture of RPTV is shifting from older projection TVs using analog CRT technology to newer digital technologies. In 2005, approximately 47 percent of RPTVs were based on digital display technologies. That is expected to exceed 96 percent in 2009 with 6.9 million units, comprised of DMD, LCD and LCoS, for a combined compound annual growth rate of 26 percent.
Another sector of the advanced television market that has emerged for Pixelworks is CRT televisions which utilize our discrete semiconductors for advanced video signal processing to enhance the picture quality. A key component of this image enhancement is to de-interlace incoming television signals for

CRTs using progressive scanning. These types of televisions are referred to as advanced CRT televisions and the market for these totaled 20.4 million units in 2005 and is expected to grow to 28.8 million in 2008 for a 12 percent annual growth rate.
Market forecasts indicate that the advanced television market is poised for robust growth over the next several years. In addition to the introduction of new display technologies into the consumer electronics marketplace, two major trends are driving the growth of advanced televisions worldwide: the introduction of digital television standards and new entrants among television manufacturers.
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
The United States government is driving adoption of ATSC technology with a number of mandates. A recent development in the United States is that the U.S. Congress declared in January 2006 that analog television signal transmissions will cease on February 17, 2009. In order to facilitate this transition, the U.S. Federal Communication Commission is mandating that televisions sold in the United States include circuitry for receiving ATSC signals. Beginning in March 2007, all televisions with a tuner and at least a 13-inch diagonal screen must include an ATSC receiver.
The second trend, the growth of new entrants into the television market, illustrates the shift in the supply chain from electronics developed by vertically integrated manufacturers toward those provided by third-party companies such as Pixelworks. With strong growth expected in advanced televisions, consumer electronics and PC manufacturers are converging on the television as the information and entertainment gateway. In addition, regional manufacturers in Asia are attempting to gain a position in the market that further increases the competitive landscape.
Multimedia Projector Market
The multimedia projector market is maturing with steady growth as prices continue to decline and manufacturers are introducing models for more targeted segments, including an emerging consumer segment. In 2005, 4.1 million units were sold worldwide. A display industry analyst is forecasting that in 2009 the multimedia projector market will expand to 13.1 million units, for a compound annual growth rate of 33 percent. For the overall multimedia projector market, the average selling price is expected to decrease from $1,578 in 2005 to $996 in 2009.
Two digital display technologies are currently used in multimedia projectors. In 2005, approximately 51 percent of the market was using liquid crystal displays while the remainder was utilizing digital micro-mirror devices, according to a display industry analyst. Models range from larger units designed for installation, to ultra-portable devices weighing less than two and a half pounds for maximum portability.
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

The emerging market for consumer projectors for home entertainment continues to expand and open a new opportunity for projector manufacturers. Consumers are discovering that they can have a satisfying home cinema experience by investing in a sub-$1,000 multimedia projector. In order to achieve attractive price targets, manufacturers are developing models using lower resolution displays, often with 800-by-600 pixel resolution, also known as SVGA which is an acronym for Super Video Graphics Array, and using lower cost liquid crystal displays. According to a display industry analyst, the consumer market for multimedia projectors was 562,000 units in 2005 with the segment growing to 2.5 million units in 2009 for a compound annual growth rate of 46 percent.
LCD Panel Market
We are entering the market to supply timing controller circuits for liquid crystal display panels which are a key component in a number of consumer products, including flat-screen computer monitors, flat-screen televisions and notebook computers. LCD panels are the primary technology driving the conversion to digital display technologies due to their cost efficiency, performance and manufacturability. The most advanced LCD manufacturers are using equipment capable of handling glass substrates, the fundamental component in liquid crystal displays, exceeding 4 square meters from which 12 32-inch diagonal displays can be yielded.
The total available market for the timing controller circuits consists of large-area liquid crystal displays which, according to an industry analyst, consists of 217 million units worldwide in 2005, with 47 percent for monitors, 36 percent for notebook computers and the remaining 17 percent for televisions. By 2008, the market opportunity grows to 280 million units, for an annual growth rate of 9 percent, and a slight increase in the share for monitors to 54 percent, with 30 percent and 16 percent to the notebook and television markets, respectively.
The end market for LCD panels is continuing to create demand for these products. LCD monitors comprised 69 percent of the desktop monitor market, according to a display industry analyst, with 108 million units sold in 2005. By 2009, the desktop monitor market is forecast to exceed 93 percent of the total desktop monitors sold with more than 171 million units. The transition to LCD displays in the television market is also underway with 11 percent of the total television units sold worldwide in 2005 using LCD technology and nearly tripling the number of units in 2009 to capture 38 percent of the total television market.
Digital Streaming Media Devices Market
Digital streaming media devices, formerly discussed as our advanced media processors market, is an emerging class of electronics that deliver advanced video and audio content to displays over broadband networks using Internet Protocol standards which have previously only been used for data and graphic information. With the higher bandwidth capacities available on broadband networks, advanced encoding and decoding compression standards are now able to transmit full-motion, standard and high resolution video directly over the Internet.
Digital streaming devices range from mass-market applications for IPTV set-top boxes for receiving and decoding video to products that serve specialized niches. IPTV can stream live multicasts or stored content for video-on-demand applications in formats that are more efficient than standard broadcast television. In order to access IPTV content currently, a set-top box is commonly needed since most televisions do not have the capability to decode IPTV content. The market for IPTV set-top boxes, according to industry analysts, exceeded 4 million units in 2005 and will approach 15 million units by 2008.

A digital media adapter, or DMA, is a dedicated device for enabling viewing and listening of content stored on a local computer over a network. DMAs connect via an Ethernet or wireless connection and are able to search the host computer for digital video, digital photos and music and accesses them remotely through an user-interface displayed on a television or monitor. Digital streaming media devices also serve niche markets by enabling video conferencing, IP-based security and surveillance, and professional broadcast encoders for converting and delivering video content over a broadband network.
Our Products and Technologies
We design, develop and market ICs and software that optimize video and computer graphic signals for a wide variety of displays used in business and consumer markets, including advanced televisions, multimedia projectors, LCD panels and digital media streaming devices. We have a broad product line that uses proprietary and licensed technologies and advanced designs to address the requirements of the industry we serve. Our products range from single-purpose discrete ICs to system-on-chip ICs integrating a microprocessor, memory and image processing circuits that function as a computer on a single IC.
As the advanced display industry has grown rapidly, we have expanded and adapted our products to meet the needs of manufacturers in terms of performance, cost and functionality. Our product development strategy is to take a systems-level approach, which means we design products from the manufacturers’ viewpoint in terms of analyzing how we can integrate maximum functionality at a reasonable cost. We believe that by developing parts that anticipate the requirements of our target markets, we will help accelerate the adoption of advanced display technologies.
Products
We currently have the following product categories in our portfolio:
ImageProcessor ICs. System-on-chip ICs include embedded microprocessors and digital signal processing circuitry that control the operations and signal processing within the advanced display system. ImageProcessor ICs are used in advanced televisions, multimedia projectors and LCD monitors. Semiconductors in this category include circuitry for advanced image scaling, aspect ratio conversion, color compensation, customizable on-screen display, automatic image optimization and control of the operating system. ImageProcessor ICs can also include the following additional functions: advanced de-interlacing circuitry; digital keystone correction; an analog-to-digital controller, or ADC; a Digital Visual Interface, or DVI, receiver; and a High-Definition Multimedia Interface, or HDMI, receiver.
ImageProcessor ICs were our first product offerings and continue to form the core of our business in the advanced television and multimedia projector markets. We have continued to design the architecture for optimal performance and manufactured the ICs on processes that align with our customers’ requirements. Additionally, since our ImageProcessor ICs include the microprocessor for the entire system, we provide a complete software development environment and operating system that enables our customers to rapidly develop their products, customize the “look and feel” of their products, and provide a consistent software architecture across product lines and product categories. Our latest ImageProcessor IC, codename Pearl, targets the advanced television and multimedia projector markets. Pearl products integrate our most advanced de-interlacing, video decoding, HDMI and video enhancement processing technologies.
Video SignalProcessor ICs. Integrated circuits in this category are discrete semiconductors that are companion chips for our ImageProcessor ICs and offer manufacturers more flexibility in their multimedia projection and advanced television system architectures. Video SignalProcessor ICs are used to pre- and post-process video signals in conjunction with an ImageProcessor IC. By offering these ICs, we can target specific needs in our markets and can perfect our technology developments prior to integrating the technology into our ImageProcessor ICs.
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
MediaProcessor ICs. We have developed a new class of products to support the display of new digital television formats, including HDTV. The digital broadcast standards transmit data encoded using a signal compression format known as “MPEG”, named for the Motion Picture Experts Group which established it. Our MediaProcessor ICs decode MPEG video streams and are central to building televisions to display the new digital standards. Our products, the PWM20XX family of MediaProcessor ICs, resulted from our partnership with Toshiba. The MediaProcessor chip provides a cost-effective, high-quality integrated solution for customers developing high definition televisions.
Broadband Signal Processor ICs. Our Broadband Signal Processor ICs are programmable system-on-chip ICs for handling IPTV video using multiple industry-standard compression decoding schemes. Broadband Signal Processor ICs use a VLIW, or Very Long Instruction Word, microprocessor that offers the flexibility and power to be customized for a variety of applications, including for handling IPTV and digital media adapter encoding and decoding, videoconferencing and other specialized applications.
Audio Processing and Video Demodulator ICs. We have developed a new line of discrete chips for processing audio and video broadcast signals by serving as the IF, or Intermediate Frequency, demodulator. The IF signal is the signal format isolated by the tuner and it combines all of the video and audio information. A demodulator separates the various signal information and then routes them to the proper circuitry within the system. Some of the chips in this category only separate audio signals while others also serve as video IF demodulators for added functionality and reduced costs in analog and digital advanced televisions.
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
Core Technologies for Advanced Displays
•	Advanced Image Scaling and Shaping. Since advanced displays are typically fixed-pixel, digital display technologies, a constant challenge is to reconfigure incoming content in video or PC formats that does not match the display resolution. Pixelworks has developed innovative, industry-leading image scaling technologies that intelligently enlarge or compress images for display in different resolutions or aspect ratios, which is the ratio of width to height of display screens. This technology is essential for interfacing fixed resolution digital displays to the wide range of inputs that are present in today’s marketplace, including HDTV. In addition, our image processing technology incorporates proprietary programmable image scaling capable of resizing images to fit a wide variety of aspect ratios.

•	Adaptive Image Optimization. Our products must translate a broad range of signals in standard and non-standard formats. We use a proprietary image processing technique to identify the characteristics of an incoming signal and configure the system to produce the best possible image.

•	Color Compensation Technology. Our sophisticated custom color compensation technology makes it possible to display consistent color images from video and computer graphics, which use very different color palettes, on different display devices. Our color processing technology compensates for variations in the color performance of a display. Using our approach, any color can be addressed independently and adjusted without impacting other colors.

•	Fully Customizable On-Screen Display. Our technology couples an integrated on-screen display controller with our industry-first development application. These technologies allow customers who are designing ImageProcessor semiconductors into their display products to quickly develop and implement their own unique user interfaces with up to 256 colors that can incorporate graphics and colorful icons in start-up displays and menus.
Advanced Television Technologies
We have a suite of technologies that are designed to serve the advanced television market which we call DNX — Digital Natural ExpressionTM. Pixelworks’ DNXTM video processing technology dramatically improves the quality of video images by combining multiple enhancement techniques to deliver clear, natural-looking standard and high-definition video images. DNX technology utilizes sophisticated digital video processing to deliver a lifelike picture through a combination of techniques.
•	DNX Motion-Adaptive De-Interlacing. We have developed a proprietary video processing technology to convert interlaced content into progressive content that virtually eliminates image artifacts such as stair-stepping, often referred to as ‘jaggies’ that can occur with less sophisticated techniques. Our motion-adaptive de-interlacing is able to analyze the content and apply the most appropriate methods for both standard television formats and also high-definition television formats. In addition, DNX Motion-Adaptive De-Interlacing automatically recognizes when incoming signals were originally captured on film so that special methods are employed to display the content.

•	DNX PixelBoostTM. A technology that improves pixel response to eliminate blurring in fast-motion video as seen on some LCD panels. LCD pixels are not able to turn on and off as rapidly as pixels in CRTs, which results in blurry images when content contains quick movements. PixelBoost technology can compensate for this property of LCD panels by manipulating the content in a way that makes it display more crisply on the screen.

•	DNX Rich Color Processing. A technology that renders more than one billion colors with 10-bit color processing and also optimizes content appearance for various display technologies.

•	DNX Video Enhancement Processing. Most content has been encoded in order to enhance its appearance on CRT-based televisions which makes it appear unnatural when displayed on LCDs, DMDs or plasma displays. Our DNX Video Enhancement Processing enables manufacturers to apply filters that compensate for the signals in order to produce sharp, rich picture quality.

•	DNX Noise Reduction. Digital displays often appear to create movement where none exists because pixels flicker in areas where there is no motion, creating a distracting shimmering effect. This is referred to as “noise”. We have developed proprietary technology that minimizes noise for a stable, accurate video image.
     Other key video technologies include:
•	Digital Deflection Control. Digital Deflection Control, or DDC, technology is designed for advanced CRTs by reducing system complexity and cost, providing more control over how the image appears on-screen and improves system reliability. Current digital CRTs use discrete analog chips to manipulate the scanning beam in order to achieve accurate images. DDC digitally pre-processes the video signal in order to achieve the correct screen geometry and image positioning to compensate for geometric distortion inherent in CRT technology.

•	SteadySyncTM Weak Signal Compatibility. In many parts of the world, television viewers still receive their content via over-the-air broadcast. Our SteadySync technology is able to compensate for broadcast signals that are weak by being able to better lock onto a signal and display a picture. This technology helps users in under-served regions to better receive television broadcasts, which is attractive for manufacturers serving developing countries.

•	Intelligent Windowing. Intelligent windowing offers consumers control over how they view multiple content simultaneously. Our ImageProcessor ICs for advanced televisions are capable of displaying video and computer content in various, user-controlled formats such as side-by-side, Picture-In-Picture, or PIP, and Picture-On-Picture, or POP, where as many as 12 images from various other sources or channels can be monitored while watching a primary viewing window. Our Intelligent Windowing delivers additional flexibility with adjustable transparency and user-controlled resizing of windows.
Multimedia Projector Technologies
•	Digital Keystone Correction. We pioneered digital keystone correction technology and it is now established as a key feature in multimedia projectors. When projecting an image, if the digital projector is not perpendicular to the surface on which it is projecting the image, the image will be distorted. Our digital keystone correction modifies the geometry of the image in our ImageProcessor IC so that it will appear that the image is “squared up”, which allows a projector to be placed virtually anywhere in the room. Our ICs have the ability to adjust the image both vertically and horizontally. With our CornerKlickTM feature, a user can simply correct the image using our unique user interface.
LCD Panel Technologies
•	Smart Timing Controllers. Typically, every LCD module requires a specific IC called a timing controller, or TCON, that is a purpose-built, discrete component with the function of signaling the LCD module when to turn the pixels on and off. We have led the development of a new type of TCON that is programmable, or “smart”, so it is able to work with most LCD modules. LCD manufacturers benefit by no longer having to design and build a unique component for each module. Additionally, we implemented new signal processing techniques that enhance pixel response times and contrast ratios.
Digital Streaming Media Device Technologies
•	DreamStream Application Reference Software . DreamStream software is a production-ready platform for manufacturers developing digital media streaming devices for displaying video content using our Broadband Signal Processor ICs. DreamStream-enabled devices, including set-top boxes and digital media adapters, support industry-standard encoding and decoding compression schemes, as well as digital rights management, on-screen browser and wireless connectivity.
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
Our global distribution channel is multi-tiered and involves:
•	Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 46%, 69% and 69% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Our largest distributor, Tokyo Electron Device, or TED, is located in Japan. TED represented 22%, 31% and 39% of revenue for the years ended December 31, 2005, 2004 and 2003, respectively, and accounted for 16% and 26% of accounts receivable at December 31, 2005 and 2004, respectively. Revenue through TED to a single end customer, Seiko Epson Corporation, accounted for 10%, 8% and 7% of revenue for the years ended December 31, 2005, 2004 and 2003, respectively. No other single end customer accounted for more than 10% of revenue during the three years ended December 31, 2005.

Neoview, located in Taiwan, was historically our second largest distributor. Neoview represented 13% and 16% of revenue for the years ended December 31, 2004 and 2003, respectively. Effective February 4, 2005, we terminated our distributor relationship with Neoview and we now sell products directly to Taiwanese customers previously served by Neoview, as well as through our other Taiwanese distributors. Neoview represented 1% of revenue for the year ended December 31, 2005.

We also have distributor relationships in China and Europe.

•	Direct Relationships. We have established direct relationships with companies that manufacture advanced display systems. Some of our direct relationships are supported by manufacturer’s representatives, which are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 54%, 31% and 31% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. We have identified three classifications of direct relationships as follows:
o	Integrators. Integrators are OEM customers who build display devices based on specifications provided by branded manufacturers.

o	Branded Manufacturers. Branded manufacturers are globally recognized manufacturers who develop display device specifications, manufacture, market and distribute display devices either directly or through resellers to end-users.

o	Branded Suppliers. Branded suppliers are globally recognized suppliers who develop display device specifications and then source them from integrators, typically in Asia, and distribute them either directly or through resellers to end-users.
Looking ahead, we anticipate an increase in the percentage of revenue through direct relationships. An example of this transition is the termination of our distributor agreement with our former Taiwanese distributor described above. We expect this change to strengthen our relationships with our direct customers and to be cost effective.
Our sales and marketing team included 126 employees as of December 31, 2005. The sales and marketing team includes 72 field application engineers who provide technical expertise and assistance to manufacturing customers on final product development. We have sales, marketing and support personnel in the U.S., China, Taiwan, Japan and Korea.

Seasonality
Historically, our sales have been higher in the second half of the year, primarily due to holiday demand for consumer electronics including advanced televisions and flat panel monitors. Additionally, the multimedia projector market is subject to seasonality with higher shipments typically occurring in the fourth quarter.
Geographic Concerns
Our global operations subject us to risks and difficulties associated with doing business outside the U.S. These risks include foreign currency exchange rate fluctuations, political and economic instability, reduced or limited protection of our intellectual property and increased transaction costs. Our global operations also increase the complexity of our relationship with our distributors and manufacturers due to varying time zones, languages and business customs.
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
Research and Development
Our internal research and development efforts are focused on the development of our semiconductors for the advanced television, multimedia projector, digital streaming media devices and LCD panel markets. Our development efforts are focused on pursuing higher levels of integration and new features in order to extend our system-on-chip semiconductors and discrete ICs to provide our customers with electronics solutions, including software, service and support, that enable them to introduce market leading products. These higher levels of integration are designed to reduce components on circuit boards and help lower final systems costs for our customers.
In addition to our 72 field applications engineers, on December 31, 2005, we had 254 engineers, technologists and scientists who are organized into the following functional groups: Integrated Circuit Design, Software Engineering, Video and Image Processing Engineering, Display Interface Engineering, Systems Engineering and Product and Test Engineering.
We have invested, and expect that we will continue to invest, significant resources in research and development activities. Our research and development expenses were $51.8 million, $33.0 million and $29.6 million in 2005, 2004, and 2003, respectively.
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
Intellectual Property
We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our system-on-chip technology. As of December 31, 2005, we held 36 patents and had 94 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays.
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
Competition
In general, the market for semiconductors is intensely competitive. Our market is characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal factors impacting competition in our markets are levels of product integration, functional versatility provided by software, compliance with industry standards, time to market, cost, product performance, system design costs, intellectual property, customer relationships and reputation.
Our current products face competition from specialized display controller developers and in-house display control ICs designed by our customers and potential customers. Additionally, new, alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer.
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include ATI, Genesis Microchip, I-Chips, ITE, JEPICO Corp., Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon Image, Silicon Optix,

STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, Koninlijke Philips Electronics, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets.
Employees
As of December 31, 2005, we had a total of 469 employees – 254 in engineering, 126 in sales and marketing, of which 72 are field application engineers and 54 sales and marketing staff, 23 in operations, and 66 in administration, including finance, information technology, human resources and general administration. Of these employees, 199 are in the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success will depend in large part on our ability to continue to attract, retain, and motivate highly skilled and qualified personnel.
Available Information
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. in Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge through a link on our website at www.pixelworks.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.

Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.
(Dollars in thousands, except per share data)
RISKS RELATED TO OUR OPERATIONS
We face considerable business and financial risks related to our acquisition of Equator Technologies, Inc.
In June 2005, we completed the acquisition of Equator Technologies, Inc. (“Equator”), a privately held company, for an aggregate purchase price of $118,116. The acquisition of Equator required a substantial expenditure and involves substantial risks on our part. Equator’s current product offerings and technological developments relate to internet protocol television (“IPTV”) set-top boxes, digital media appliances, videoconferencing devices and security devices. These are emerging technologies and the markets they serve are developing and largely untested, and we do not have direct experience developing and selling products into these markets. In addition, in making the acquisition of Equator we have made certain assumptions and projections with respect to the following: Equator’s revenue for future quarters; our expectations regarding the growth of the markets Equator serves; the ability of Equator to develop and introduce new products and software and the risk that customers will not accept those new products and software; and the synergies we believe we can realize from the acquisition. We cannot be sure that such assumptions are correct. For these reasons, we cannot provide assurance that the acquisition of Equator will produce the revenues, earnings or business synergies that we anticipate, or that it will perform as expected.
We may be unable to successfully integrate Equator Technologies, Inc., and any future acquisition or equity investment we make could disrupt our business and severely harm our financial condition.
We may not be able to successfully integrate businesses, products, technologies or personnel of Equator, or of any other entity that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition. In addition, if we acquire companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Pixelworks and to implement adequate internal control, management, financial and operating reporting systems. Our inability to address these risks could negatively affect our operating results.
To date, we have acquired Panstera, Inc. in January 2001, nDSP in January 2002, Jaldi Semiconductor in September 2002 and Equator in June 2005. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August of 2003, and we incurred $8,949 of expenses related to the transaction. In the third quarter of 2003, we made an investment of $10,000 in Semiconductor Manufacturing International Corporation (SMIC). We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies.
The acquisitions of Panstera, nDSP and Jaldi contained a very high level of risk primarily because the investments were made based on in-process technological development that may not have been completed, or if completed, may not have become commercially viable.

These and any future acquisitions and investments could result in:
•	issuance of stock that dilutes current shareholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	amortization expenses related to other intangible assets;

•	impairment of goodwill;

•	large and immediate write-offs; or

•	decrease in cash that could otherwise serve as working capital.
Our operation of any acquired business will also involve numerous risks, including, but not limited to:
•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.
Goodwill represents a significant portion of our total assets.
As of December 31, 2005, goodwill amounted to $133,731 or approximately 32% of our total assets. We are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations. Due to the fact that the market value of our reporting unit is approaching book value, it is at least reasonably possible that we will have an impairment in the near term.
The year ended December 31, 2004 was our first year of annual profitability since inception and we may be unable to achieve profitability in future periods.
While we had net income of $21,781 for the year ended December 31, 2004, we incurred a net loss of $42,610 for the year ended December 31, 2005 and our accumulated deficit is $102,198 through December 31, 2005. The year ended December 31, 2004 was our first year of annual profitability since inception. We expect our research and development and selling, general and administrative expenses to continue to increase. Given expected increases in operating expenses, we must increase revenues and gross profit to become profitable again. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future we may be unable to continue our operations.
Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.
Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products. Some of these factors are not in our control and any of them may cause the price of our common stock to fluctuate. These factors include, but not limited to:
•	our success in integrating the operations of our recently acquired subsidiary, Equator Technologies, Inc.;
•	demand for multimedia projectors, advanced televisions, LCD panels, and digital streaming media devices;
•	demand for our products and the timing of orders for our products;
•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;
•	the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;
•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;
•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;
•	the announcement or introduction of products and technologies by our competitors;
•	changes in product mix, product costs or pricing, or distribution channels; and
•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
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
The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our semiconductors in certain customer system applications that required us to institute additional semiconductor level testing. As a result of these field failures we incurred costs due to customers returning potentially affected products. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipment of defective products may also harm our reputation with customers.
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
Achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer if that developer’s products are not commercially successful or if that developer chooses to qualify a second source.

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
Successful development and timely introduction of new or enhanced products depends on a number of other factors, including, but not limited to:
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
We are and will continue to be dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 46%, 69% and 69% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Sales to Tokyo Electron Device, or TED, our Japanese Distributor, represented 22%, 31% and 39% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Sales to our top five end customers accounted for approximately 34%, 33% and 35% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. As a result of this distributor and end customer concentration, any one of the following factors could significantly impact our revenues:
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
At December 31, 2005, we had three customers that each represented more than 10% of our accounts receivable. At December 31, 2004, we had two customers that each represented more than 10% of our accounts receivable. TED represented 16% and 26% of total accounts receivable at December 31, 2005 and 2004, respectively. The failure to pay this balance by this or any other customer would result in an expense that would increase our operating expenses and would reduce our cash flows.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96%, 99% and 99% of total revenue in 2005, 2004 and 2003, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan and Korea that could result in an increased cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;
•	political and economic instability, particularly in the PRC, Japan, Taiwan ,Korea and Turkey;
•	reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;
•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit for foreign receivables;
•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;
•	changes in the regulatory environment in the PRC, Japan, Taiwan, Korea and Turkey that may significantly impact purchases of our products by our customers;
•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and
•	difficulties in collecting accounts receivable.
Our growing presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 45% of our employees are located in this area and we made an investment of $10,000 in SMIC, located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to shortages based on capacity allocation or low manufacturing yield, errors in manufacturing, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenues.
We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third-party foundries for wafer fabrication and other contract manufacturers for assembly and testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect that this may occur again in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. From time to time our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margins. We try not to maintain substantial inventories of products, but need to order products well in advance of receiving firm purchase orders for those products which could result in excess inventory or inventory shortages.
If we are unable to obtain our products from manufacturers on schedule, our ability to satisfy customer demand will be harmed, and revenue from the sale of products may be lost or delayed. If orders for our products are cancelled, expected revenues would not be realized. In addition, if the price charged by our third-party manufacturers increases we will be required to increase our prices, which could harm our competitiveness. For example, in the fourth quarter of 2005, one of our third-party manufacturers experienced temporary manufacturing delays due to unexpected process problems, which caused delays in delivery of our products making it difficult for us to satisfy our customer demand.
The concentration of our manufacturers and customers in the same geographic region increases our risk that a natural disaster, labor strike or political unrest could disrupt our operations.
Most of our current manufacturers and customers are located in the PRC, Japan, Korea and Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Common consequences of earthquakes include power outages and disruption and/or impairment of production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

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
We are dependent on our foundries to implement complex semiconductor technologies, which could adversely affect our operations if those technologies are unavailable, delayed or inefficiently implemented.
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
We have development projects that consume large amounts of engineering resources far in advance of product revenue. Our work under these projects is technically challenging and places considerable demands on our limited resources, particularly on our most senior engineering talent, and may not result in revenue for twelve to eighteen months, if at all. In addition, allocating significant resources to these projects may detract from or delay the completion of other development projects. Any of these development projects could be canceled at any time without notice. These factors could have a material and adverse effect on our long-term business and results of operations.
Because of our long product development process and sales cycle, we may incur substantial expenses before we earn associated revenues and may not ultimately sell as many units of our products as we forecasted.
We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s equipment can take up to nine months or more. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. Even when we achieve a design win, the customer may never ship systems incorporating our products. We cannot assure that the time required for the testing, evaluation and design of our products by our customers would not exceed nine months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally forecasted, we may experience large write-offs of capitalized license fees, product masks and prepaid royalties that would negatively affect our operating results.
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
We license technology from third parties that is incorporated into our products or product enhancements. Future products or product enhancements may require additional third-party licenses that may not be available to us or on terms that are commercially reasonable. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products. We currently have access to certain key technology, owned by independent third parties, through license agreements. In the event of a change in control at the licensor, it may become difficult to attain access to such licensed technology.
We may not be able to respond to the rapid technological changes in the markets in which we compete, or we may not be able to comply with industry standards in the future making our products less desirable or obsolete.
The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the introduction of high-definition television (ATSC and DVB), or HDTV, new video decoding technology (such as H.264 or Windows Media 9), new digital receivers and displays with resolutions that have required us to accelerate development of new products to meet these new standards.
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
Despite testing by both our customers and us, errors or performance problems may be found in existing or new semiconductors and software. This could result in a delay in the recognition or loss of revenues, loss of market share or failure to achieve market acceptance. These defects may cause us to incur significant warranty, support and repair costs, and could also divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our semiconductors and would likely harm our business. Defects, integration issues or other performance problems in our semiconductors and software could result in financial or other damages to our customers or could damage market acceptance of our products. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
Others may bring infringement actions against us that could be time consuming and expensive to defend.
We may become subject to claims involving patents or other intellectual property rights. For example, in early 2000, we were notified by InFocus Corporation (“InFocus”) that we were infringing on patents held by InFocus. In February 2000, we entered into a license agreement with InFocus granting us the right to use the technology covered by those InFocus patents. As a result, we recorded a charge of $4,078 for patent settlement expense in the first quarter of 2000. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims also could force us to do one or more of the following:
•	stop selling products using technology that contains the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all;

•	attempt to redesign those products that contain the allegedly infringing intellectual property; and

•	pay damages for past infringement claims that are determined to be valid or which are arrived at in settlement of such litigation or threatened litigation.
If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, which could seriously harm our business. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or could adversely affect our results of operations.
Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We hold 36 patents and have 94 patent applications pending for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.
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
Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations and have increased our headcount from 349 employees at the end of 2004 to 469 at December 31, 2005. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we could spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. While we have not, to date, suffered any significant adverse consequences due to our growth, if we do not continue to manage growth effectively our operating expenses could increase more rapidly than our revenue, adversely affecting our statement of operations.
Risks Related to Our Industry
Failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.
Our product development strategies anticipate that consumer demand for advanced televisions, multimedia projectors, liquid crystal display panels, digital streaming media devices and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Undercapacity in the advanced display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of LCD panels or other advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.
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

We compete with specialized and diversified electronics and semiconductor companies that offer advanced display, digital TV and IPTV semiconductor products. Some of these include ATI, Genesis Microchip, I-Chips, ITE, JEPICO Corp., Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon Image, Silicon Optix, STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, Koninlijke Philips Electronics, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:
•	our board of directors is authorized, without prior shareholder approval, to increase the size of the board. Our articles of incorporation provide that if the board is increased to eight or more members, the board will divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly change the composition of our board;

•	our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control, commonly referred to as “blank check” preferred stock;

•	members of our board of directors can only be removed for cause;

•	the board of directors may alter our bylaws without obtaining shareholder approval; and

•	shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.
Our principal shareholders have significant voting power and may take actions that may make it more difficult to sell our shares at a premium to take over candidates.
Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 23,222,641 shares or approximately 48% of our outstanding common stock and exchangeable shares as of February 28, 2006. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.
The price of our common stock has and may continue to fluctuate substantially.
Investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:
•	actual or anticipated fluctuations in our operating results;
•	actual reduction in our operating results due solely to the adoption of Statement of Financial Accounting Standards No. 123R, which requires, among other things, the expensing of stock options beginning in 2006;
•	changes in expectations as to our future financial performance;
•	changes in financial estimates of securities analysts;
•	announcements by us or our competitors of technological innovations, design wins, contracts, standards or acquisitions;
•	the operating and stock price performance of other comparable companies;
•	announcements of future expectations by our customers;
•	changes in market valuations of other technology companies; and
•	inconsistent trading volume levels of our common stock.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease approximately 80,000 square feet in two buildings in Tualatin, Oregon, which house our corporate headquarters and include engineering, operations, sales and marketing and administrative facilities. These leases expire at various dates through February 2009.
We lease approximately 39,000 square feet in two buildings in Campbell, California. These leases expire in May and October of 2006, and we have entered into a lease agreement for approximately 37,000 square feet of replacement space commencing June of 2006. We lease approximately 18,000 square feet in Ontario, Canada and 8,000 square feet in Seattle, Washington. Our Ontario lease expires in August 2008 and our Seattle lease expires in October 2011. The facilities in California, Canada and Washington house engineering and sales and marketing facilities.
We lease approximately 57,000 square feet in three cities in China for purposes of engineering and sales and customer support. Our China leases expire at various dates through December 2006. We also lease approximately 26,000 square feet in two cities in Taiwan for purposes of sales and customer support and operations and logistics, and 4,000 square feet in two cities in Japan for purposes of sales and customer support. Our Taiwan and Japan leases expire at various dates through November 2008 and March of 2007, respectively.
Item 3. Legal Proceedings.
We are involved in litigation from time to time that is routine in nature and incidental to our business. We believe that the outcome of any such current litigation would not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed for trading on the Nasdaq National Market under the symbol “PXLW”. The stock began trading on May 19, 2000. The following table sets forth, for the periods indicated, the highest and lowest sales prices of the Common Stock.

Fiscal 2005	High	Low

Fourth Quarter	$6.74	$4.97
Third Quarter	$11.78	$6.25
Second Quarter	$9.32	$6.90
First Quarter	$12.44	$7.55

Fiscal 2004	High	Low

Fourth Quarter	$12.80	$10.11
Third Quarter	$15.32	$7.50
Second Quarter	$20.74	$14.61
First Quarter	$17.93	$10.95
As of February 28, 2006, there were 222 shareholders of record (excluding individual participants in securities positions listings), and the last per share sales price of the Common Stock on that date was $4.51.
The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the expansion and development of our business.
Information with respect to equity compensation plans is included in the 2006 Proxy Statement and is incorporated herein by reference.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 8. “Financial Statements and Supplementary Data”.
Statement of Operations Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Revenue, net	$171,704	$176,211	$140,921	$102,641	$90,808
Cost of revenue	108,748	90,991	78,674	52,545	47,167

Gross profit	62,956	85,220	62,247	50,096	43,641
Operating expenses:
Research and development	51,814	32,969	29,580	31,182	24,875
Selling, general and administrative	30,616	23,736	20,797	16,576	17,387
Restructuring	1,162	—	5,049	—	—
Amortization of goodwill and acquired intangible assets	1,084	486	486	242	15,982
Merger-related expenses	—	—	8,949	—	—
In-process research and development	—	—	—	24,342	32,400

Total operating expenses	84,676	57,191	64,861	72,342	90,644

Income (loss) from operations	(21,720)	28,029	(2,614)	(22,246)	(47,003)
Interest and other income, net	1,532	1,742	1,177	2,275	4,444

Income (loss) before income taxes	(20,188)	29,771	(1,437)	(19,971)	(42,559)
Provision for (recovery of) income taxes	22,422	7,990	(907)	880	—

Net income (loss)	$(42,610)	$21,781	$(530)	$(20,851)	$(42,559)

Net income (loss) per share:
Basic	$(0.90)	$0.47	$(0.01)	$(0.48)	$(1.05)

Diluted	$(0.90)	$0.45	$(0.01)	$(0.48)	$(1.05)

Weighted average shares outstanding:
Basic	47,337	46,673	45,337	43,397	40,662

Diluted	47,337	52,062	45,337	43,397	40,662

Balance Sheet Data

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Cash and cash equivalents	$68,604	$32,585	$16,490	$17,577	$43,288
Working capital	139,291	209,653	91,681	95,776	98,820
Total assets	421,556	423,569	233,317	227,212	202,839
Long-term liabilities, net of current portion	163,357	150,365	100	—	—
Total shareholders’ equity	215,217	252,023	220,305	214,816	193,633

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
(Dollars in thousands, except per share data)
Overview
We are a leading designer, developer and marketer of semiconductors and software for use in advanced televisions, multimedia projectors, digital streaming media devices and liquid crystal display (“LCD”) panel products. Our system-on-chip and discrete semiconductors provide the ‘intelligence’ for these new types of displays and devices by processing and optimizing video and computer graphic signals to produce high-quality images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide all of the electronics necessary to process the signal along its entire path through the system in order to provide a turnkey solution for our customers.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China and Europe, and our manufacturers’ representatives support some of our European and Korean sales. Sales to distributors represented 46%, 69% and 69% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. Our top five end customers accounted for 34%, 33% and 35% of our total revenue for the years ended December 31, 2005, 2004 and 2003, respectively.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96%, 99% and 99% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
On June 14, 2005, we acquired all of the outstanding shares of Equator Technologies, Inc. (“Equator”) for $118,116, which consisted of cash of $107,854, the value of 1,263,417 options exchanged of $8,336, plus acquisition costs of $1,926. The acquisition was accounted for using the purchase method of accounting and the results of Equator’s operations are included in our financial statements beginning on June 14, 2005.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, warranty obligations, inventories, property and equipment, intangible assets, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when an authorized purchase order has been received, title and risk of loss have transferred, the sales price is fixed or determinable, and collectibility of the receivable is reasonably assured. This generally occurs upon shipment of the underlying merchandise.
Sales Returns and Allowances. Our customers do not have a stated right to return product except for replacement of defective products under our warranty program discussed below. However, we have accepted customer returns on a case-by-case basis as customer accommodations in the past. As a result, we provide for these returns in our reserve for sales returns and allowances. The reserve is estimated at the end of each reporting period based on historical experience and knowledge of any applicable events or transactions.

Certain of our distributors have stock rotation provisions in their distributor agreements, which allow them to return 5-10% of the products purchased in the prior six months in exchange for products of equal value. We analyze historical stock rotations at the end of each reporting period. To date, returns under the stock rotation provisions have been nominal.
Certain distributors also have price protection provisions in their distributor agreements with us. Under the price protection provisions, we grant distributors credit if they purchased product for a specific customer and we subsequently lower the price to the customer such that the distributor can no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection is included in our reserve for sales returns and allowances.
Product Warranties. We warrant that our products will be free from defects in materials and workmanship for a period of twelve months from delivery. Warranty repairs are guaranteed for the remainder of the original warranty period. Our warranty is limited to repairing or replacing products, or refunding the purchase price.
At the end of each reporting period, we estimate a reserve for warranty returns based on historical experience and knowledge of any applicable events or transactions. While we engage in extensive product quality programs and processes, which include actively monitoring and evaluating the quality of our suppliers, should actual product failure rates or product replacement costs differ from our estimates, revisions to the estimated warranty liability may be required.
Allowance for Doubtful Accounts. We offer credit to customers after careful examination of their creditworthiness. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. We evaluate the balance in the allowance based on our historical write-off experience and the age of outstanding receivables at the end of each reporting period. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. We test goodwill annually for impairment, and more frequently if events and circumstances indicate that it might be impaired. The impairment tests are performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test in the first quarter of each year. We did not record any goodwill impairment charges in 2005, 2004 or 2003 as a result of the impairment tests performed. We performed our 2006 annual impairment test on January 1, 2006 and determined no impairment existed. Due to the fact that the market value of our reporting unit is approaching book value, it is at least reasonably possible that we will have an impairment in the near term and, therefore, we may be required to perform the impairment test at additional times during the year.
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
Tax contingency reserves are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Our tax contingency reserves contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Results of Operations
The following table sets forth certain financial data for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Dollars	% of sales	Dollars	% of sales	Dollars	% of sales

Revenue, net	$171,704	100.0%	$176,211	100.0%	$140,921	100.0%
Cost of revenue	108,748	63.3	90,991	51.6	78,674	55.8

Gross profit	62,956	36.7	85,220	48.4	62,247	44.2
Operating expenses:
Research and development	51,814	30.2	32,969	18.7	29,580	21.0
Selling, general and administrative	30,616	17.8	23,736	13.5	20,797	14.8
Restructuring	1,162	0.7	—	0.0	5,049	3.6
Amortization of acquired intangible assets	1,084	0.6	486	0.3	486	0.3
Merger-related expenses	—	0.0	—	0.0	8,949	6.4

Total operating expenses	84,676	49.3	57,191	32.5	64,861	46.0

Income (loss) from operations	(21,720)	(12.6)	28,029	15.9	(2,614)	(1.9)
Interest income	5,658	3.3	3,823	2.2	1,188	0.8
Interest expense	(2,637)	(1.5)	(1,609)	(0.9)	(11)	(0.0)
Realized loss on sale of marketable securities	(779)	(0.5)	—	0.0	—	0.0
Amortization of debt issuance costs	(710)	(0.4)	(472)	(0.3)	—	0.0

Interest and other income, net	1,532	0.9	1,742	1.0	1,177	0.8

Income (loss) before income taxes	(20,188)	(11.8)	29,771	16.9	(1,437)	(1.0)
Provision for (recovery of) income taxes	22,422	13.1	7,990	4.5	(907)	(0.6)

Net income (loss)	$(42,610)	(24.8)%	$21,781	12.4%	$(530)	(0.4)%

Percentages may not add due to rounding.
Revenue, net
Revenue, net decreased $4,507, or 3%, in 2005 compared to 2004, and increased $35,290, or 25%, in 2004 compared to 2003. The decrease in 2005 from 2004 is attributable to a decrease in average selling prices of 10%, partially offset by an increase in units sold of 9%. Additionally, we experienced a reduction in revenue from the multimedia projector market as a result of a shift in the projection display technology from high temperature polysilicon displays to digital light processing (DLP) displays for end user products. DLP display based products grew in market share compared to high temperature polysilicon based products in 2005 and DLP products do not incorporate our technology. The loss of revenue from the multimedia projector market was partially offset by growth in the advanced television market and our entry into digital streaming media devices market. The increase in 2004 from 2003 resulted from an increase in units sold of 38%, partially offset by a decrease in average selling prices of 9%. Average selling prices for our products decline over relatively short periods of time due to aggressive pricing competition, and we expect to continue to experience downward pressure on our selling prices in future periods.

Revenue by market as a percentage of total revenue was as follows:

	Year Ended December 31,
	2005	2004	2003
Advanced television	52%	43%	27%
Multimedia projector	31%	45%	53%
Digital streaming media devices	8%	0%	0%
LCD monitor	7%	10%	18%
Other	2%	2%	2%
Advanced Television
Revenue in the advanced television market has increased as a percent of total revenue from 2003 through 2005. The increase is primarily attributable to growth in overall consumer demand for increasingly feature-rich LCD televisions, progressive scan televisions, plasma displays and digital rear projection televisions. Units sold to the advanced television market increased 28% from 2004 to 2005, and 121% from 2003 to 2004. These increases included increases in units sold to LCD television, advanced CRT television, and plasma display panel manufacturers.
Multimedia Projector
Multimedia projector revenue as a percent of total revenue decreased in part due to the increase in advanced television revenue. The 2005 decrease in multimedia projector revenue is also attributable to market share lost in the DLP sector of the market. In 2004, total multimedia projector revenue increased as a result of market growth driven by the introduction of “sub-$1,000” projectors. Units sold to the multimedia projector market decreased 16% from 2004 to 2005, but increased 25% from 2003 to 2004.
Digital Streaming Media Devices
Revenue in the digital streaming media devices market resulted from our acquisition of Equator in June 2005. This market includes videoconferencing, set-top box, and other miscellaneous applications, which include broadcasting, coding and imaging.
LCD Monitor
Revenue in the LCD monitor market has decreased as a percent of revenue from 2003 to 2005. This is primarily attributable to our decision to focus on higher end products and discontinued development of mainstream products for this market, rather than any particular industry dynamics. We expect LCD monitor revenue to continue to decrease as we pursue opportunities in the LCD panel market.
Other
During the fourth quarter of 2005, we had nominal LCD panel revenue. In the future, we expect revenue from this developing market to grow as we are able to secure design wins. Revenue from sources other than those identified above is not expected to be significant in the near future.

Cost of sales and gross profit
Cost of sales includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, provisions for slow moving and obsolete inventory, amortization of the fair value adjustment on acquired inventory, amortization of acquired developed technology, amortization of acquired backlog, and stock-based compensation. Gross profit decreased to 36.7% in 2005 from 48.4% in 2004, and increased in 2004 from 44.2% in 2003.
The decrease in gross profit in 2005 compared to 2004 is partially due to an increase in acquisition-related amortization in 2005. In 2005, amortization of the inventory fair value adjustment, amortization of acquired developed technology, and amortization of acquired backlog was $10,332, or 6% of revenue. In 2004, amortization of developed technology was $529, or 0.3% of revenue, and there was no amortization of inventory fair value adjustment or amortization of acquired backlog. Future amortization expense of acquired developed technology will be approximately $7,889, $7,889, $7,889, $7,404 and $3,373 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010.
In addition to the acquisition-related amortization, our gross profit decreased in 2005 from 2004 as a result of average selling prices in the multimedia projector market and advanced television market declining at a more rapid rate than average product costs, and to higher warranty and royalty costs.
The increase in gross profit in 2004 compared to 2003 resulted from higher material margin in the advanced television, multimedia projector and LCD monitor markets. The increases in material margin resulted from a decrease in our average material costs and a shift in the mix of products sold. The most significant margin improvement came in our LCD monitor market, where we focused on higher margin business.
Declines in gross profit margin are characteristic of our industry and the markets we serve, and we expect declines to occur again in the future, however we cannot predict when or how severe they will be. As a result, we actively seek ways to reduce the cost to manufacture our products and introduce new products with higher margins.
Research and development
Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services, expensed equipment, and allocations for facilities and information technology expenses.
Research and development expense increased $18,845, or 57.2%, to $51,814 in 2005 from $32,969 in 2004. This increase is primarily due to the following:
•	Compensation expense increased $6,850, due to an increase in headcount in research and development cost centers to 254 at December 31, 2005 from 164 at December 31, 2004. This increase includes 49 in our Shanghai design center, and 41 that resulted from our acquisition of Equator. These increases were partially offset by a decrease in Tualatin headcount, which was primarily attributable to the restructuring we initiated in October of 2005.

•	Development related expenses, including non-recurring engineering and outside services, increased $4,415.

•	Depreciation and amortization expense increased $3,875, primarily due to increased licensed technology and software asset purchases.

•	Facilities and information technology expenses allocated to research and development increased $3,293. The increase in facilities and information technology expenses was driven by increases in headcount in information technology departments, increases in rent expense, which were in part attributable to the addition of Equator, increases in depreciation and amortization expense, increases in expensed equipment and software, and increases in telephone and other communications charges.

•	Stock-based compensation increased $536 due to the assumption of Equator outstanding stock options.
Research and development expense increased $3,389, or 11.5%, to $32,969 in 2004 from $29,580 in 2003. This increase is primarily due to the following:
•	Depreciation and amortization expense increased $1,642 due to higher licensed technology and software purchases in 2004.
•	Non-recurring engineering and outside services expenses increased $1,233.
•	Compensation expense increased $409 due to an increase in headcount in research and development cost centers to 164 at December 31, 2004 from 121 at December 31, 2003.
•	Travel-related expenses increased $387.
•	Facilities and information technology expenses allocated to research and development increased $310. The increase in facilities and information technology expenses was driven primarily by increases in headcount in information technology departments and increased telephone and other communications charges.
•	Loss on asset disposals increased $303 due to write offs of licensed technology, software and tooling in 2004.
•	Expensed equipment and software increased $183.
•	Stock-based compensation expense decreased $1,146, which is primarily attributable to our use of the accelerated method of expense recognition, under which more expense is recognized in earlier periods.
We expect to make significant investments in research and development in support of our new product development programs.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, allocations for facilities and information technology expenses, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense increased $6,880, or 29.0%, to $30,616 in 2005 from $23,736 in 2004. This increase is primarily due to the following:
•	Compensation expense increased $3,963, due to an increase in headcount in selling, general and administrative cost centers to 172 at December 31, 2005 from 153 as of December 31, 2004. This increase includes 10 that resulted from our acquisition of Equator.
•	Facilities and information technology expenses allocated to selling, general and administrative increased $1,562. The increase in facilities and information technology expenses was driven by increases in headcount in information technology departments, increases in rent expense, which were in part attributable to the addition of Equator, increases in depreciation and amortization expense, increases in expensed equipment and software, and increases in telephone and other communications charges.

•	Sales commission expense increased $908, primarily due to our acquisition of Equator.
•	Travel-related expenses increased $727.
Selling, general and administrative expense increased $2,939, or 14.1%, to $23,736 in 2004 compared to $20,797 in 2003. This increase is primarily due to the following:
•	Compensation expense increased $1,610 due to an increase in sales and marketing and administrative personnel to 153 as of December 31, 2004 from 96 as of December 31, 2003.
•	Outside services increased $783 and includes accounting and legal fees related to patent applications, restructuring corporate subsidiaries in China, and consulting fees related to Sarbanes-Oxley compliance.
•	Travel-related expenses increased $393, primarily due to the increase in headcount and an increase in customer visits.
•	Sales commission expense increased $299 due to higher revenue.
•	Expensed equipment increased $171.
•	Depreciation and amortization expense increased $262, due to increased purchases of property and equipment.
•	Recruiting expenses increased $161, which is related to the increase in headcount.
•	Investor relations expense increased $123.
•	Stock-based compensation expense decreased $1,545, which is attributable to our use of the accelerated method of expense recognition.
We expect to make significant investments in our selling, general and administrative infrastructure to support the global expansion and scalability of our business systems and increased sales-related costs.
Restructuring
In October 2005, we initiated a restructuring plan to improve the effectiveness and timeliness of our product development efforts in order to reduce our overall development costs. The restructuring resulted in a reduction-in-force of 36 employees during the fourth quarter of 2005. These employees were given severance benefits, which were expensed and paid in the fourth quarter of 2005. The total amount of these benefits was approximately $1,162. As of December 31, 2005, we had a nominal amount accrued related to this restructuring, which was paid in January 2006.
In September 2003, we initiated a restructuring to better position the Company to compete in the advanced television market. The restructuring included the discontinuation of all research and development efforts related to two products. As a result of these actions, we determined that certain tangible and intangible assets related to the discontinued development efforts were permanently impaired. The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as a restructuring expense in the third quarter of 2003. In addition, we implemented a reduction-in-force in the fourth quarter of 2003. The terminated employees were granted termination benefits. The total amount of these benefits was approximately $916 and was expensed in the fourth quarter of 2003. We also subleased approximately 4,000 square feet of our California office as a result of the restructuring. We included the present value of the difference between the future minimum lease payments and the non-cancelable sublease rentals in restructuring expense during the fourth quarter of 2003. This amount totaled $188. We did not incur any amounts related to this restructuring in 2004 or 2005. We did not have any material amounts accrued related to this restructuring at December 31, 2004.

Amortization of acquired intangible assets
We recorded customer relationships and trademark assets in connection with the acquisition of Equator in June 2005, and an assembled workforce asset as a result of the Jaldi asset acquisition in September 2002. These acquired intangible assets are amortized on a straight line basis over the following useful lives: customer relationships, 3 years; trademark, 1 year; and assembled workforce, 3 years. At December 31, 2005, the assembled workforce asset is fully amortized. Future amortization expense of the customer relationships and trademark assets will be approximately $1,225, $1,133 and $519 in the years ending December 31, 2006, 2007 and 2008, respectively.
Merger-related expenses
Merger-related expenses totaling $8,949 in 2003, represent costs related to our proposed merger with Genesis Microchip. The proposed merger was terminated August 5, 2003, and in the termination agreement, we agreed to pay a $5,500 termination fee to Genesis Microchip. The fee was payable immediately and was expensed in the third quarter of 2003. Additional merger-related expenses incurred consisted primarily of legal fees.
Interest and other income, net
Interest and other income, net consists of the following:

	Year Ended December 31,
	2005	2004	2003
Interest income	$5,658	$3,823	$1,188
Interest expense	(2,637)	(1,609)	(11)
Realized loss on sale of marketable securities	(779)	—	—
Amortization of debt issuance costs	(710)	(472)	—

	$1,532	$1,742	$1,177

Interest income includes interest earned on cash equivalents and short- and long-term marketable securities. Interest income increased $1,835, or 48.0%, from 2004 to 2005 and increased $2,635, or 222%, from 2003 to 2004. The increase in interest income from 2003 to 2005 is attributable to the investment of the proceeds from the issuance of our 1.75% convertible subordinated debentures, which were issued in May and June 2004.
Interest expense consists of interest payable on the debentures. Interest expense increased $1,028 from 2004 to 2005 and $1,598 from 2003 to 2004. The increase in interest expense from 2003 to 2005 is due to the issuance of the debentures in May and June 2004.
During the second quarter of 2005, we realized a $779 loss on the sale of marketable securities used to fund the acquisition of Equator.
Debt issuance costs related to the debentures have been capitalized and are included in long-term assets in our consolidated balance sheets. The debt issuance costs are being amortized over seven years.

Provision for (recovery of) income taxes
We recorded income tax expense of $22,422 for the year ended December 31, 2005 despite the recognition of a pre-tax book loss. This was attributable primarily to the fourth quarter addition of approximately $31,900 of valuation allowance against essentially all net deferred tax assets and contingent amounts relating to permanent establishment in foreign jurisdictions. The tax detriment of these items was partially offset by federal, state and foreign tax credits and tax-exempt interest generated during the year, and a refund relating to Jaldi’s foreign research and experimentation credits. SFAS 109 requires that a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. We considered future taxable income by jurisdiction, the scheduled reversal of deferred tax liabilities and tax planning strategies when making this assessment. As of December 31, 2005, we have approximately $72,540 of valuation allowance recorded on the consolidated balance sheet. Should the valuation allowance be released in future periods, approximately $31,298 will be recognized as a reduction of goodwill.
We recorded income tax expense of $7,990 for the year ended December 31, 2004. Tax expense was lower than the expected expense based on the statutory rates due to several permanent differences, primarily relating to federal and state research and experimentation tax credits. The tax benefit of these items is partially offset by an increase in the federal tax rate from 34% to 35%, along with contingent amounts established for penalties and interest associated with additional tax potentially due in foreign jurisdictions.
We recorded an income tax benefit of $907 for the year ended December 31, 2003. The tax benefit exceeded the expected benefit based on the statutory rates due to several permanent differences including, but not limited to, federal and state research and experimentation tax credits, stock-based compensation expense and amortization of acquired developed technology. The tax benefit of these items is partially offset by an increase in the valuation allowance against net operating loss carryforwards at Jaldi, due to the implementation of a research and development contract between Pixelworks and the subsidiary.
As of December 31, 2005, we have generated deductible temporary differences along with net operating loss and tax credit carryforwards. We have approximately $146,320, $77,910 and $6,432 of net operating loss carryforwards to offset future taxable income and approximately $13,550, $5,824 and $2,754 of tax credit carryforwards to offset future tax for federal, state and foreign purposes, respectively. The carryforwards begin expiring in 2006 if not used. Utilization of a portion of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions.
Liquidity and Capital Resources
Cash and cash equivalents and short- and long-term marketable securities
At December 31, 2005 we had cash and cash equivalents of $68,604, short- and long-term marketable securities of $77,033 and working capital of $139,291. Cash provided by operating activities during the year ended December 31, 2005 was $534 compared to $27,685 and $11,029 for the years ended December 31, 2004 and 2003, respectively.
Cash provided by investing activities during the year ended December 31, 2005 was $33,506. This compares to cash used in investing activities of $161,745 and $15,053 during the years ended December 31, 2004 and 2003, respectively. Cash provided by investing activities during 2005 consists primarily of cash received from the sales and maturities of marketable securities, offset by cash used to purchase marketable securities, cash used to acquire Equator, cash used for payments on accrued liabilities related to equipment and other asset acquisitions, and cash used to purchase equipment and other assets. Cash used in investing activities during 2004 and 2003 consists primarily of cash used to purchase marketable securities, cash used to purchase property and equipment and other assets and investments, and cash used for payments on accrued liabilities related to equipment and other asset purchases, offset by proceeds from maturities of marketable securities.
Cash provided by financing activities was $1,979 during the year ended December 31, 2005. This compares to cash provided by financing activities of $150,155 and $2,937 during the years ended December 31, 2004 and 2003, respectively. Cash provided by financing activities for 2005, 2004, and 2003, consists primarily of proceeds received from the issuance of common stock from the exercise of stock options and purchases of common stock through our employee stock purchase plan. Additionally, cash provided by financing activities during 2004 included net proceeds of $145,500 from the issuance of long-term debt (see capital resources below).
We anticipate that our existing cash and investment balances will be adequate to fund our operating and investing needs for the next twelve months and the foreseeable future. From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business. Any such transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.
Accounts receivable, net
Accounts receivable, net increased to $19,927 at December 31, 2005 from $14,605 at December 31, 2004. The increase in accounts receivable is primarily due to the acquisition of Equator which contributed $2,066 to the consolidated accounts receivable balance as of December 31, 2005. The increase is also due to higher revenue during the fourth quarter of 2005 compared to the fourth quarter of 2004. Average days sales outstanding increased to 41 days at December 31, 2005 compared to 34 days at December 31, 2004.
Inventories, net
Inventories, net increased to $26,577 at December 31, 2005 from $18,575 at December 31, 2004. The increase in inventory is primarily due to the acquisition of Equator which contributed $6,917 to the net consolidated inventory balance as of December 31, 2005. Inventory turnover on an annualized basis was 4 as of December 31, 2005 and 2004. As of December 31, 2005, this represents approximately thirteen weeks of inventory on hand.
Capital resources
On May 18, 2004, we issued $125,000 of convertible subordinated debentures (“the debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and outside of the United States in accordance with Regulation S under the Securities Act. On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers. We intend to use the net proceeds from this offering for general corporate purposes, including potential acquisitions. The debentures have been registered with the SEC for resale under the Securities Act.
The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year. The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1 principal amount of debentures for a total of 6,159,405 shares. This is equivalent to a conversion price of approximately $24.35 per share. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on

May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, we are not precluded from repurchasing outstanding debentures in the open market.
In February 2006, we repurchased $10,000 of our outstanding debentures in cash in the open market, resulting in a gain of approximately $3,000, which will be recorded as other income in the first quarter of 2006.
Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2005 is as follows:

	Payments Due By Period
		Less than 1			More than
Contractual Obligation	Total	year	1-3 years	3-5 years	5 years

Long-term debt	$150,000	$—	$—	$—	$150,000
Interest on long-term debt	14,109	2,625	5,250	5,250	984
Payments on accrued balances related to asset purchases	24,652	11,940	12,712	—	—
Estimated Q1 2006 purchase commitments to contract manufacturers	18,860	18,860	—	—	—
Operating leases	15,367	4,472	5,972	2,482	2,441
The lease payments above are net of sublease rentals of $40 for the year ending December 31, 2006.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity in the statement of financial position) for that period, rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 on January 1, 2006. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (Revised), Share Based Payment (“SFAS 123R”). SFAS 123R replaced SFAS 123 and no longer allows public companies to apply the intrinsic value based method of accounting for stock compensation described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS 123R, public entities must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption over the remaining vesting period. We will adopt SFAS 123R on January 1, 2006. We believe stock-based compensation will be $2,700 to $3,300 for the first quarter of 2006. We expect the adoption of 123R to have an adverse effect on our consolidated statements of operations and earnings per share in all future periods.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
As of December 31, 2005, we had convertible subordinated debentures of $150 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect that fair value of these notes, but do not affect our earnings or cash flow. In February 2006, we purchased $10 million of our 1.75% convertible debentures for $6.8 million in cash in the open market.
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
Item 8. Financial Statements and Supplementary Data.
The financial statements and reports included in Item 8 are as follows:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended
     December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
March 13, 2006

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$68,604	$32,585
Short-term marketable securities	59,888	160,213
Accounts receivable, net	19,927	14,605
Inventories, net	26,577	18,575
Prepaid expenses and other current assets	7,277	4,856

Total current assets	182,273	230,834

Long-term marketable securities	17,145	79,483
Property and equipment, net	29,029	12,444
Other assets, net	18,277	12,969
Debt issuance costs, net	3,780	4,483
Acquired intangible assets, net	37,321	2,520
Goodwill	133,731	80,836

Total assets	$421,556	$423,569

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,206	$5,946
Accrued liabilities and current portion of long-term liabilities	26,269	12,842
Income taxes payable	9,507	2,393

Total current liabilities	42,982	21,181

Long-term liabilities, net of current portion	13,357	365
Long-term debt	150,000	150,000

Total liabilities	206,339	171,546

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.001 par value; 50,000,000 shares authorized, 1 share issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.001 par value; 250,000,000 shares authorized, 47,168,311 and 46,287,752 shares issued and outstanding at December 31, 2005 and 2004, respectively	316,257	304,996
Shares exchangeable into common stock; 1,731,099 shares issued, 574,467 and 649,453 outstanding at December 31, 2005 and 2004, respectively	5,434	6,144
Accumulated other comprehensive income (loss)	(3,503)	531
Deferred stock-based compensation	(773)	(60)
Accumulated deficit	(102,198)	(59,588)

Total shareholders’ equity	215,217	252,023

Total liabilities and shareholders’ equity	$421,556	$423,569

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Revenue, net	$171,704	$176,211	$140,921
Cost of revenue (1)	108,748	90,991	78,674

Gross profit	62,956	85,220	62,247
Operating expenses:
Research and development (2)	51,814	32,969	29,580
Selling, general and administrative (3)	30,616	23,736	20,797
Restructuring	1,162	—	5,049
Amortization of acquired intangible assets	1,084	486	486
Merger-related expenses	—	—	8,949

Total operating expenses	84,676	57,191	64,861

Income (loss) from operations	(21,720)	28,029	(2,614)
Interest income	5,658	3,823	1,188
Interest expense	(2,637)	(1,609)	(11)
Realized loss on sale of marketable securities	(779)	—	—
Amortization of debt issuance costs	(710)	(472)	—

Interest and other income, net	1,532	1,742	1,177

Income (loss) before income taxes	(20,188)	29,771	(1,437)
Provision for (recovery of) income taxes	22,422	7,990	(907)

Net income (loss)	$(42,610)	$21,781	$(530)

Net income (loss) per share:
Basic	$(0.90)	$0.47	$(0.01)

Diluted	$(0.90)	$0.45	$(0.01)

Weighted average shares outstanding:
Basic	47,337	46,673	45,337

Diluted	47,337	52,062	45,337

(1) Includes amortization of:

Acquired inventory mark-up	$5,217	$—	$—
Acquired developed technology	4,515	529	529
Acquired backlog	600	—	—
Stock-based compensation	60	—	8
(2) Includes stock-based compensation of:	758	222	1,368
(3) Includes stock-based compensation of:	307	131	1,676
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(42,610)	$21,781	$(530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	13,636	(1,101)	(1,168)
Depreciation and amortization	13,469	8,160	6,119
Amortization of acquired intangible assets	6,199	1,015	1,015
Income tax benefit from stock options	1,421	4,485	—
Stock-based compensation	1,125	353	3,082
Realized loss on sale of marketable securities	779	—	—
Amortization of debt issuance costs	710	472	—
Deferred rent	250	95	—
Loss on asset disposals	180	381	3,927
Lease incentives	95	124	—
Amortization of deferred tax charge	55	55	55
Lease costs related to restructuring	—	—	188
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(858)	(6,137)	1,953
Inventories, net	2,806	(8,097)	(3,690)
Prepaid expenses and other current and long-term assets	(2,340)	(43)	(548)
Accounts payable	(554)	1,677	(754)
Accrued current and long-term liabilities	(943)	2,072	1,495
Income taxes payable	7,114	2,393	(115)

Net cash provided by operating activities	534	27,685	11,029

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	263,375	—	—
Proceeds from sales and maturities of held-to-maturity marketable securities	54,928	114,083	135,628
Purchases of available-for-sale marketable securities	(124,108)	—	—
Purchases of held-to-maturities marketable securities	(36,345)	(259,042)	(135,844)
Acquisition of Equator Technologies, Inc., net of cash acquired	(104,736)	—	—
Payments on equipment and other asset financing	(9,825)	(5,106)	(199)
Purchases of property and equipment	(7,915)	(8,471)	(4,385)
Purchases of other assets and investments	(1,929)	(3,221)	(10,253)
Proceeds from sale of assets	61	12	—

Net cash provided by (used in) investing activities	33,506	(161,745)	(15,053)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	145,500	—
Proceeds from issuances of common stock	1,986	5,110	2,937
Debt issuance costs	(7)	(455)	—

Net cash provided by financing activities	1,979	150,155	2,937

Net increase (decrease) in cash and cash equivalents	36,019	16,095	(1,087)
Cash and cash equivalents, beginning of year	32,585	16,490	17,577

Cash and cash equivalents, end of year	$68,604	$32,585	$16,490

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,638	$1,293	$11
Income taxes	1,691	530	920

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$28,820	$8,450	$—
Value of options assumed in the acquisition of Equator Technologies, Inc.	8,336	—	—
Transfer of cost-based investment to available-for-sale marketable security	—	10,000	—
Debt issuance costs withheld from proceeds	—	4,500	—
Release and cancellation of shares held in escrow	—	541	—
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
					Other		Deferred		Total
	Common Stock		Exchangeable Shares		Comprehensive	Comprehensive	Stock-based	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Income (Loss)	Compensation	Deficit	Equity
Balance at December 31, 2002	43,967,585	$287,566	1,108,969	$10,491	$—		$(2,402)	$(80,839)	$214,816
Stock issued under stock option and stock purchase plans	870,969	2,937	—	—	—		—	—	2,937
Stock-based compensation expense due to option modifications and grant to non-employee	—	1,903	—	—	—		—	—	1,903
Reversal of deferred stock-based compensation due to terminations	—	(774)	—	—	—		774	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—		1,179	—	1,179
Conversion of exchangeable shares to common stock	275,108	2,603	(275,108)	(2,603)	—		—	—	—
Net loss	—	—	—	—	—		—	(530)	(530)

Balance at December 31, 2003	45,113,662	294,235	833,861	7,888	—		(449)	(81,369)	220,305
Stock issued under stock option and stock purchase plans and tax benefits associated therewith	1,021,761	9,595	—	—	—		—	—	9,595
Stock-based compensation expense due to option modification	—	65	—	—	—		—	—	65
Reversal of deferred stock-based compensation due to terminations	—	(101)	—	—	—		101	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—		288	—	288
Conversion of exchangeable shares to common stock	184,205	1,743	(184,205)	(1,743)	—		—	—	—
Reversal of exchangeable shares due to termination	—	—	(203)	(1)	—		—	—	(1)
Release and cancellation of shares held in escrow	(31,876)	(541)	—	—	—		—	—	(541)
Net income	—	—	—	—	—	$21,781	—	21,781	21,781
Unrealized gain on available-for-sale securities, net of tax of $239	—	—	—	—	531	531	—	—	531

Comprehensive income						$22,312

Balance at December 31, 2004	46,287,752	304,996	649,453	6,144	531		(60)	(59,588)	252,023
Stock issued under stock option and stock purchase plans and tax benefits associated therewith	805,573	2,595	—	—	—		—	—	2,595
Fair value of options assumed in Equator Technologies, Inc. acquisition and deferred stock-based compensation associated therewith	—	8,336	—	—	—		(2,218)	—	6,118
Reversal of deferred stock-based compensation due to terminations	—	(380)	—	—	—		380	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—		1,125	—	1,125
Conversion of exchangeable shares to common stock	74,986	710	(74,986)	(710)	—		—	—	—
Net loss	—	—	—	—	—	$(42,610)	—	(42,610)	(42,610)
Unrealized loss on available-for-sale securities, net of tax of $0	—	—	—	—	(4,034)	(4,034)	—	—	(4,034)

Comprehensive loss						$(46,644)

Balance at December 31, 2005	47,168,311	$316,257	574,467	$5,434	$(3,503)		$(773)	$(102,198)	$215,217

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
NOTE 1. BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (“Pixelworks” or the “Company”) is a leading designer, developer and marketer of semiconductors and software for the advanced display industry, including advanced televisions, multimedia projectors, digital streaming media devices and liquid crystal display panels. Our system-on-chip and discrete semiconductors provide the ‘intelligence’ for these new types of displays and devices by processing and optimizing video and computer graphic signals to produce high-quality images.
Consolidated Financial Statements
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the US dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $258, $77 and ($153) for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Reclassifications
Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation, including the reclassification of stock-based compensation to research and development expense and selling, general and administrative expense and the reclassification of tooling depreciation from research and development expense to cost of revenue. The reclassification of tooling depreciation to cost of revenue decreased gross profit by $1,336 and $1,146 for the years ended December 31, 2004 and 2003, respectively, from previously reported amounts. Additionally, facilities and information technology expenses have been allocated between cost of revenue, research and development expense and selling, general and administrative expense based on employee headcount.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents totaled $62,221 and $29,867 at December 31, 2005 and 2004, respectively.

Marketable Securities
Our investments in marketable securities are classified as trading, held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Available-for-sale securities are stated at fair value based on quoted market prices with unrealized holding gains or losses, net of tax, recorded in accumulated other comprehensive income, a component of shareholders’ equity. Held-to-maturity securities are stated at amortized cost. Short-term marketable debt securities have remaining maturities of twelve months or less at December 31, 2005 and 2004, and long-term marketable debt securities have remaining maturities of greater than twelve months.
We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets as follows:

Software	Lesser of 3 years or contractual license term
Equipment, furniture and fixtures	2 years
Tooling	2 years
Leasehold improvements	Lessor of lease term or estimated useful life
Reviews for impairment of property and equipment are performed whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, or that the useful life of assets is shorter than originally estimated. Impairment is assessed in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), by comparing the projected undiscounted net cash flows associated with the assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of the assets.

The cost of property and equipment repairs and maintenance is expensed as incurred.
Acquired Intangible Assets
At December 31, 2005, acquired intangible assets consist of developed technology, customer relationships and trademark assets. At December 31, 2004, acquired intangible assets consisted of developed technology and assembled workforce assets. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Developed technology	5-7 years
Customer relationships	3 years
Trademark	1 year
Assembled workforce	3 years
Intangible assets are reviewed regularly to determine whether events or circumstances indicate that the carrying amount of the assets may not be recoverable, or that the useful life of an asset is shorter than originally estimated. If such events or circumstances did exist, the assets would be assessed for recoverability in accordance with SFAS 144. To date, we have not recognized any impairment charges against acquired intangible assets.
Licensed Technology
We have capitalized licensed technology assets in other long-term assets. These assets are stated at cost and are amortized on a straight-line basis over the term of the license or the estimated life of the asset, if the license is not contractually limited, which is generally three to five years. These assets are assessed for impairment in accordance with SFAS 144 whenever events or circumstances indicate that their carrying amount may not be recoverable, or that their useful lives may be shorter than originally estimated.
Goodwill
Goodwill represents the excess cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is instead tested annually for impairment and more frequently if events and circumstances indicate that it may be impaired. The impairment tests are performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual goodwill impairment test in the first quarter of each year. We did not record any goodwill impairment charges in 2005, 2004 or 2003. We performed our 2006 annual impairment test on January 1, 2006 and determined no impairment existed. Due to the fact that the market value of our reporting unit is approaching book value, it is at least reasonably possible that we will have an impairment in the near term and, therefore, we may be required to perform the impairment test at additional times during the year.

Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, we recognize revenue from product sales to customers and distributors upon shipment provided that:
•	an authorized purchase order has been received;
•	title and risk of loss have transferred;
•	the sales price is fixed or determinable; and
•	collectibility of the receivable is reasonably assured.
There are no customer acceptance provisions associated with our products, and except for replacement of defective products under our warranty program discussed below, we have no obligation to accept product returns from end customers. However, we have accepted returns on a case-by-case basis as customer accommodations in the past. As a result, we provide for estimated reductions to gross profit for these sales returns in our reserve for sales returns and allowances. At the end of each reporting period, we estimate the reserve based on historical experience and knowledge of any applicable events or transactions. The reserve is included in accrued liabilities in our consolidated balance sheet.
A portion of our sales are made to distributors under agreements that grant the distributor limited stock rotation rights and price protection on in-stock inventory. The stock rotation rights allow these distributors to exchange a limited amount of their in-stock inventory for other Pixelworks product. We analyze historical stock rotations at the end of each reporting period. To date, returns under the stock rotation provisions have been nominal. As a result, we have not recorded a reserve for stock rotations.
Under the price protection provisions, we grant distributors credit if they purchased product for a specific customer and we subsequently lower the price to the customer such that the distributor can no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection is in included in our reserve for sales returns and allowances, which is included in accrued liabilities in our consolidated balance sheet.
Warranty Program
We warrant that our products will be free from defects in material and workmanship for a period of twelve months from delivery. Warranty repairs are guaranteed for the remainder of the original warranty period. Our warranty is limited to repairing or replacing products, or refunding the purchase price. At the end of each reporting period we estimate a reserve for warranty returns based on historical experience and knowledge of any applicable events or transactions. The reserve for warranty returns is included in accrued liabilities in our consolidated balance sheet.
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
As permitted by SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123, we continue to apply the intrinsic value based method of accounting for stock compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). As such, stock-based compensation cost is measured as the excess, if any, of the quoted market price of Pixelworks’ stock at the grant, or other measurement, date over the amount that an option holder must pay to acquire the stock.
Deferred stock-based compensation is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Amortization of deferred stock-based compensation was $1,125, $288, and $1,179 for the years ended December 31, 2005, 2004 and 2003, respectively. If employees are terminated, any deferred stock-based compensation related to unvested stock options is reversed. Reversal of deferred stock-based compensation was $380, $101 and $774 for the years ended December 31, 2005, 2004 and 2003, respectively.
During the fourth quarter of 2003, we accelerated the vesting of outstanding stock option awards for employees whose employment was terminated as a result of our restructuring. (See note 9.) We recognized an additional $1,873 of stock-based compensation expense as a result of the modifications.
Entities electing to continue to apply APB 25 must make prominent pro-forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based compensation prescribed by SFAS 123 had been applied. Had we accounted for our stock-based compensation plans in accordance with SFAS 123, our net income (loss) would approximate the pro-forma amounts below:

	Year Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$(42,610)	$21,781	$(530)
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	1,125	258	1,862
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(14,913)	(11,750)	(10,659)

Pro-forma net income (loss)	$(56,398)	$10,289	$(9,327)

Reported net income (loss) per share:
Basic	$(0.90)	$0.47	$(0.01)

Diluted	$(0.90)	$0.45	$(0.01)

Pro-forma net income (loss) per share:
Basic	$(1.19)	$0.22	$(0.21)

Diluted	$(1.19)	$0.21	$(0.21)

The fair value of stock-based compensation costs reflected in the above pro-forma amounts were determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003

Stock Option Plans:

Risk free interest rate	3.95%	3.88%	2.90%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.7	6.1	5.5
Volatility	90%	100%	109%

Employee Stock Purchase Plan:

Risk free interest rate	3.13%	1.87%	1.83%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	1.3	1.2
Volatility	68%	103%	104%
Under the Black-Scholes option pricing model the weighted average fair value of options granted during 2005, 2004 and 2003 was approximately $5.91, $11.32 and $6.16, respectively.
We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. During 2003, we issued a stock option to purchase 2,500 shares of Pixelworks stock to a consultant in exchange for past services provided. The fair value of the award was calculated using the Black-Scholes option pricing model and was expensed on the date of grant. The total value of the award of $30 is included in selling, general and administrative expense for the year ended December 31, 2003. There were no other equity instruments issued to non-employees during the periods presented.
In December 2004, SFAS 123 (Revised), Share Based Payment (“SFAS 123R”), was issued. SFAS 123R replaced SFAS 123 and no longer allows public companies to apply the intrinsic value based method of accounting for stock compensation described in APB 25. Under SFAS 123R, public entities must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption over the remaining vesting period. We will adopt SFAS 123R beginning January 1, 2006. We believe stock-based compensation will be $2,700 to $3,300 for the first quarter of 2006 and we expect the adoption of 123R to continue to have an adverse effect on our consolidated statements of operations and earnings per share in all future periods.
Research and Development
Amounts paid for research and development activities are charged to expense as incurred.

Income Taxes
We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years, in which, those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), to reduce deferred tax assets to the amount expected “more likely than not” to be realized in future tax returns.
Tax contingency reserves are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations and interpretations. Our tax contingency reserves contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be greater or less than the amount that we have accrued.
Accumulated Other Comprehensive Income
SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Unrealized holding gain (loss), net of tax, related to our available-for-sale investments was ($4,034) and $531 for the years ended December 31, 2005 and 2004, and was the only component of accumulated other comprehensive income (loss). There were no components of comprehensive income (loss) for the year ended December 31, 2003.
Leases
We lease office space and office equipment. We classify our leases as operating or capital in accordance with the criteria of SFAS 13, Accounting for Leases. Certain of our operating leases for office space contain provisions under which monthly rent escalates over time, and certain operating leases for office space contain provisions under which, we are reimbursed for leasehold improvements. When leases contain escalating rent clauses, we straight-line rent expense over the term of the lease. When leases provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized.
Fair Value of Financial Instruments
The fair value of our monetary assets and liabilities, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximates the carrying value due to the short-term nature of these instruments. The fair value of our long-term debt was $100,575 as of December 31, 2005, as compared to its carrying value of $150,000. The fair value of long-term debt was based on the quoted market price of the debt.
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
Risk of Technological Change
The markets in which we compete, or seek to compete, are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render our products less desirable or obsolete, which could harm our business.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, short- and long-term marketable securities and accounts receivable. We limit our exposure to credit risk associated with cash equivalent and marketable security balances by placing our funds in various high-quality securities and limiting concentrations of issuers and maturity dates. We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers.
NOTE 3. BALANCE SHEET COMPONENTS
Marketable Securities
At December 31, 2004, we classified all of our marketable securities as held-to-maturity, with the exception of auction rate securities and our investment in Semiconductor Manufacturing International Corporation (“SMIC”), a Chinese wafer foundry, which we classified as available-for-sale. On March 31, 2005, we determined that we no longer had the intent to hold any of our securities to maturity based on the potential for future acquisitions, and we reclassified all of our held-to-maturity securities to available-for-sale. The amortized cost of the securities transferred was $159,632 on the transfer date, and the unrealized loss on the securities transferred was $920 on the transfer date. At December 31, 2005, we classified all of our marketable securities as available-for-sale.
Short-term marketable securities consist of the following:

	Amortized	Unrealized	Fair
	Cost	Loss	Value
December 31, 2005
Available-for-sale:
Auction rate securities	$27,800	$—	$27,800
US government agencies	14,814	(103)	14,711
Corporate debentures	4,171	(9)	4,162
Municipal bonds	4,301	(5)	4,296
Commercial paper	5,761	(7)	5,754
Foreign government bonds	3,188	(23)	3,165

	$60,035	$(147)	$59,888

	Amortized	Unrealized	Fair
	Cost	Loss	Value
December 31, 2004
Available-for-sale:
Auction rate securities	$77,150	$—	$77,150

Held-to-maturity:
US government agencies	68,068	(15)	68,053
Municipal bonds	8,265	(21)	8,244
Commercial paper	5,493	(2)	5,491
Foreign government bonds	1,237	(10)	1,227

	$83,063	$(48)	$83,015

Long-term marketable securities consist of the following:

	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value
December 31, 2005
Available-for-sale:
Investment in SMIC	$10,000	$(3,240)	$6,760
US government agencies	7,872	(69)	7,803
Municipal bonds	1,030	(4)	1,026
Foreign government bonds	990	(30)	960
Corporate debentures	609	(13)	596

	$20,501	$(3,356)	$17,145

December 31, 2004
Available-for-sale:
Investment in SMIC	$10,000	$531	$10,531

Held-to-maturity:
US government agencies	52,117	(61)	52,056
US treasury bonds	12,390	29	12,419
Foreign government bonds	2,484	(34)	2,450
Municipal bonds	1,340	(4)	1,336
Corporate debentures	621	2	623

	$68,952	$(68)	$68,884

At December 31, 2005, we determined that gross unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses.
During the year ended December 31, 2005, we had sales of marketable securities prior to maturity of $102,576, which is included in proceeds from the sales or maturities of available-for-sale marketable securities in the consolidated statement of cash flows. We did not have any sales of marketable securities prior to maturity during the years ended December 31, 2004 or 2003.

Maturities of long-term marketable securities range from one to three years at December 31, 2005.
Accounts Receivable, Net
Accounts receivable, net consists of the following:

	December 31,
	2005	2004

Accounts receivable, gross	$20,139	$14,817
Allowance for doubtful accounts	(212)	(212)

Accounts receivable, net	$19,927	$14,605

Bad debt expense was $0 for each of the years ended December 31, 2005, 2004 and 2003.
Inventories, Net
Inventories, net consists of the following:

	December 31,
	2005	2004

Finished goods	$20,623	$11,648
Work-in-process	7,350	8,516

	27,973	20,164
Reserve for slow moving and obsolete items	(1,396)	(1,589)

Inventories, net	$26,577	$18,575

The following is a summary of the change in our reserve for slow moving and obsolete items:

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of year	$1,589	$1,942	$1,377
Usage:
Inventory scrapped	(730)	(521)	(318)
Inventory utilized	(795)	(735)	—

Subtotal usage	(1,525)	(1,256)	(318)
Provision	1,332	903	883

Balance at end of year	$1,396	$1,589	$1,942

Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2005	2004

Software	$36,948	$16,385
Equipment, furniture and fixtures	15,924	11,681
Tooling	5,000	4,349
Leasehold improvements	2,674	1,778

	60,546	34,193
Accumulated depreciation and amortization	(31,517)	(21,749)

Property and equipment, net	$29,029	$12,444

Software amortization was $5,781, $3,160 and $2,136 for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $4,687, $3,479 and $3,083 for the years ended December 31, 2005, 2004 and 2003.
Other Assets, Net
Other assets, net consists primarily of licensed technology as of December 31, 2005 and 2004.
Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	December 31,
	2005	2004

Gross carrying amount:
Developed technology	$40,500	$3,700
Customer relationships	3,400	—
Assembled workforce	1,577	1,577
Backlog and trademark	800	—

	46,277	5,277

Accumulated amortization:
Developed technology	(6,057)	(1,543)
Customer relationships	(614)	—
Assembled workforce	(1,577)	(1,214)
Backlog and trademark	(708)	—

	(8,956)	(2,757)

Acquired intangible assets, net	$37,321	$2,520

Amortization expense was $6,199, $1,015 and $1,015 for the years ended December 31, 2005, 2004, and 2003. Estimated future amortization expense is as follows:
Year ending December 31:

2006	$9,114
2007	9,022
2008	8,408
2009	7,404
2010	3,373

$37,321

Goodwill
Goodwill increased during 2005 due to our acquisition of Equator Technologies, Inc. (“Equator”), offset by the release of valuation allowance established against deferred tax assets acquired from nDSP in 2002 and Panstera in 2001, and certain tax benefits related to stock options. Goodwill decreased during 2004 due to the release of valuation allowance established against deferred tax assets acquired from nDSP in 2002 and Panstera in 2001, and to the release and cancellation of shares held in escrow from the nDSP acquisition.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2005	2004

Current portion of accrued liabilities for asset purchases	$11,940	$3,185
Accrued payroll and related liabilities	5,294	4,586
Accrued manufacturing liabilities	3,612	477
Accrued commissions and royalties	1,232	719
Reserve for warranty returns	577	419
Accrued interest payable	335	335
Reserve for sales returns and allowances	237	524
Other	3,042	2,597

	$26,269	$12,842

During 2005 and 2004, we acquired software and licensed technology assets under purchase agreements that provide extended payment terms. The payment periods vary, but generally extend over a period of one month to two years. We are obligated to make all payments accrued, and there are no contingencies attached to any of the agreements. At December 31, 2005 and 2004, the non-current portion of these obligations is $12,712 and $172, respectively, and is included in long-term liabilities, net of current portion, in the consolidated balance sheets. Future payments due under these obligations are as follows:

Year ending December 31:

2006	$11,940
2007	7,337
2008	5,375

$24,652

The following is a summary of the change in our reserve for sales returns and allowances:

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of year	$524	$202	$588
Provision	52	977	1,654
Charge offs	(339)	(655)	(2,040)

Balance at end of year	$237	$524	$202

The following is a summary of the change in our reserve for warranty returns:

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of year	$419	$569	$769
Provision	813	241	18
Charge offs	(655)	(391)	(218)

Balance at end of year	$577	$419	$569

Long-Term Debt and Debt Issuance Costs
On May 18, 2004, we issued $125,000 of convertible subordinated debentures (“the debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933 (“Securities Act”) and outside of the United States in accordance with Regulation S under the Securities Act. On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers. The debentures have been registered with the SEC for resale under the Securities Act.
The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year. The debentures are convertible under certain circumstances into our common stock at a conversion rate of 41.0627 shares of common stock per $1 principal amount of debentures for a total of 6,159,405 shares. This is equivalent to a conversion price of approximately $24.35 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the notes for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.
The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, and are effectively subordinated to all existing and future debt of our subsidiaries. At December 31, 2005, we had no senior debt outstanding and our subsidiaries had approximately $7,314 of liabilities to which the debentures were effectively subordinated.
The debentures meet the definition of conventional convertible debt in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We have evaluated each of the put, call and conversion features of the debentures and concluded that none of these features constitute embedded derivatives under the accounting rules that must be bifurcated from the host contract and accounted for as derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
The fees associated with the issuance of the convertible debentures included $4,500 withheld from the proceeds and $462 paid in cash. These debt issuance costs have been capitalized and are included in long-term assets in the consolidated balance sheets. The debt issuance costs are being amortized over 7 years.
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
Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and the vesting of certain restricted stock, when such exercise or vesting would have the effect of reducing earnings per share. In the fourth quarter of 2004, we adopted EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. As a result, diluted weighted average shares outstanding also includes the increased number of common shares that would be outstanding assuming the conversion of our convertible subordinated debentures, using the if-converted method, when such conversion would have the effect of reducing earnings per share.
The following schedule reconciles basic and diluted weighted average shares outstanding for the periods presented:

	Year Ended December 31,
	2005	2004	2003

Basic weighted average shares outstanding	47,337,122	46,672,766	45,336,670
Incremental shares related to:
Conversion of debentures	—	3,772,495	—
Stock options	—	1,604,200	—
Restricted stock subject to vesting	—	12,397	—

Diluted weighted average shares outstanding	47,337,122	52,061,858	45,336,670

Due to our net loss position for the years ended December 31, 2005 and 2003, the following weighted average shares were excluded from diluted weighted average shares outstanding, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2005	2003

Weighted average shares related to:
Stock options	8,990,140	6,393,851
Conversion of debentures	6,159,405	—
Restricted stock subject to vesting	—	99,001

	15,149,545	6,492,852

Weighted average outstanding stock options of 2,262,702 have been excluded from the computation of diluted net income per share for the year ended December 31, 2004 because the options’ exercise prices were greater than the average market value of Pixelworks’ common stock, which has the effect of making these potential shares anti-dilutive.
Net loss used in the calculation of basic net loss per share was the same as net loss used in calculating diluted net loss per share for the years ended December 31, 2005 and 2003. The following schedule reconciles net income used in the calculation of basic net income per share to net income used in the calculation of diluted net income per share for the year ended December 31, 2004:

Net income used in calculating basic net income per share	$21,781
Add: Interest expense and amortization of debt issuance costs, net of tax	1,522

Net income used in calculating diluted net income per share	$23,303

NOTE 5. INCOME TAXES
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2005	2004	2003

Domestic	$(21,482)	$28,891	$(2,166)
Foreign	1,294	880	729

	$(20,188)	$29,771	$(1,437)

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$73	$8,391	$12
State	260	457	8
Foreign	8,453	243	241

Total current	8,786	9,091	261
Deferred:
Federal	11,754	(161)	(627)
State	1,882	(940)	(541)

Total deferred	13,636	(1,101)	(1,168)

Income tax expense (benefit)	$22,422	$7,990	$(907)

The significant components of deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003

Net change in gross deferred tax assets and liabilities	$(57,359)	$3,362	$(3,461)
Deferred tax assets reducing (increasing):
Goodwill	7,445	—	—
Deferred charge and other liabilities	—	—	601
Increase (decrease) in the beginning-of-year balance of the valuation allowance for deferred tax assets	63,550	(4,463)	1,692

	$13,636	$(1,101)	$(1,168)

A portion of income tax expense (benefit) has been allocated as follows:

	Year Ended December 31,
	2005	2004	2003

Goodwill	$(8,257)	$(1,110)	$—
Shareholders’ equity	(609)	(4,485)	—
Of the $8,257 benefit allocated to goodwill for the year ended December 31, 2005, $812 related to the income tax benefit of stock options.

The significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes are as follows:

	Year Ended December 31,
	2005	2004	2003
Expected income tax rate	35%	35%	34%
Increase (decrease) resulting from:
Change in valuation allowance	(192)	(1)	(81)
Research and experimentation credit	21	(7)	65
Increase in deferred tax rates	13	—	—
Increase in beginning balance of acquired deferred tax assets	11	—	—
Foreign tax refund	3	—	—
Difference between financial and tax reporting for stock option exercises	(2)	—	12
State income taxes, net of federal tax benefit	2	1	8
Amortization of acquired intellectual property, assembled workforce and deferred tax charge	1	(1)	19
Other	(3)	—	6

Actual tax (expense) benefit	(111)%	27%	63%

The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$60,439	$7,867
Research and experimentation credit carryforwards	14,270	7,020
Foreign tax credit carryforwards	7,598	—
Accrued vacation	599	446
Reserves and accrued expenses	1,456	1,283
Deferred compensation	29	35
Depreciation	1,135	—
Other	1,151	419

Total gross deferred tax assets	86,677	17,070
Deferred tax liabilities:
Amortization	(13,731)	(919)
Depreciation	—	(563)

Total gross deferred tax liabilities	(13,731)	(1,482)
Less valuation allowance	(72,540)	(8,990)

Net deferred tax assets	$406	$6,598

The net deferred tax asset balance of $406 as of December 31, 2005, which is included in other assets, net in the consolidated balance sheet, is offset by a contingency reserve of $406, which is included in income taxes payable in the consolidated balance sheet. The current portion of net deferred tax assets of $1,730 as of December 31, 2004 is included in prepaid expenses and other current assets in the consolidated balance sheet. The long-term portion of net deferred tax assets of $4,868 as of December 31, 2004 is included in other assets, net in the consolidated balance sheet.
During the fourth quarter of 2005, we recorded approximately $31,900 of tax expense to place valuation allowance against essentially all our net deferred tax assets as we could not conclude that it was more likely than not that we would be able to realize the benefit of these assets. SFAS 109 requires that a valuation allowance be recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. We considered future taxable income by jurisdiction, the scheduled reversal of deferred tax liabilities and tax planning strategies when making this assessment. The net change in the total valuation allowance for the year ended December 31, 2005 was an increase of $63,550, of which $38,773 was allocated to the income statement. $24,777 related to valuation allowance added in connection with the acquisition of Equator. This amount was added to the balance sheet to reflect assets acquired that the company did not believe they could realize the benefit of. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was a decrease and increase of approximately $4,462 and $1,692 respectively.
Certain tax benefits, when recognized, related to the valuation allowance for deferred tax assets as of December 31, 2005 will be allocated as a reduction to goodwill in the amount of approximately $31,298.
As of December 31, 2005, we have federal, state and foreign net operating loss carryforwards of approximately $146,320, $77,910 and $6,432, respectively, which will expire between the years 2007 and 2025. As of December 31, 2005, we had generated federal, state and foreign tax credit carryforwards of approximately $13,550, $5,824 and $2,754, respectively, which begin expiring in 2006. Utilization of a portion of the U.S. net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. An ownership change subject to these provisions occurred with the acquisitions of nDSP during 2002 and Equator during 2005.
We had undistributed earnings of foreign subsidiaries of approximately $4,582 at December 31, 2005, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If repatriated, some of these earnings could generate foreign tax credits that may reduce the federal tax liability associated with any future foreign dividend.
We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. While we believe we have adequately provided for potential exposures, the ultimate resolution of these matters may be greater or less than the amount we have accrued.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a per unit royalty based on either the number of chips sold or manufactured, or the net sales price of the chips containing the licensed technology. Royalty expense was $3,056, $2,493 and $1,798 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in cost of revenue in the consolidated statements of operations.
401(k) Plan
We have a profit-sharing plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during 2005, 2004 or 2003.
Leases
At December 31, 2005 and 2004, we had no capital leases. At December 31, 2005, future minimum payments under operating leases are as follows:

Year Ending December 31:
2006	$4,472
2007	3,166
2008	2,806
2009	1,340
2010	1,142
Thereafter	2,441

$15,367

Minimum lease payments above are net of sublease rentals of $40 for the year ended December 31, 2006. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $4,381, $2,942 and $2,817, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34. The indemnification is limited to the amount paid by the customer. As of December 31, 2005, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations but would not materially affect our business.
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
As of December 31, 2005 and 2004, there is one series of preferred stock designated as the Special Voting Share Series, of which there is one voting share issued and outstanding. The series was designated and the share was issued in 2002 in connection with our Jaldi asset acquisition. The voting share entitles the holders of exchangeable shares (see below) to vote on any matters that come before the Pixelworks common shareholders.
The holder of the voting share is not entitled to receive dividends. In the event of any dissolution of the Company, the holder of the voting share is entitled to be paid out of the net assets of the Company an amount equal to $.001, before any payment is made to the holders of common stock.
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
Stock Option Plans
Under our 1997 Stock Incentive Plan and 2001 Nonqualified Stock Option Plan (the “option plans”), 20,340,116 and 4,000,000 stock options, respectively, may be granted. Options granted under the plans must generally be exercised while the individual is an employee and within ten years of the date of grant. Our new-hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant, and 2.08% on the last day of every month thereafter for a total of thirty-six additional increments. Our merit vesting schedule provides that options become exercisable monthly for a period of 4 years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year.
In connection with our acquisition of Equator, we assumed the Equator Technologies, Inc. 1996 Stock Incentive Plan and certain stand-alone Equator stock option plans and issued 1,263,417 options to purchase Pixelworks common stock in exchange for Equator options outstanding thereunder. During 2005, no additional stock option grants were made under this plan.

The following is a summary of stock option activity:

		Weighted
		average
	Number	exercise
	of shares	price

Options outstanding as of December 31, 2002	5,814,694	$9.74
Granted at market	1,592,099	7.52
Exercised	(650,766)	2.76
Canceled	(484,288)	10.20

Options outstanding as of December 31, 2003	6,271,739	9.86
Granted at market	2,595,005	14.03
Exercised	(809,966)	4.91
Canceled	(531,643)	12.82

Options outstanding as of December 31, 2004	7,525,135	11.63
Granted at market	2,560,030	8.48
Exchanged in acquisition	1,263,417	1.26
Exercised	(608,754)	1.05
Canceled	(1,576,346)	11.21

Options outstanding as of December 31, 2005	9,163,482	$10.09

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	average	exercisable at	average
Range of	December 31,	contractual	exercise	December 31,	exercise
Exercise prices	2005	life	price	2005	price
$ 0.07 — $ 2.43	1,036,237	6.36	$0.61	932,616	$0.61
3.98 — 6.58	969,173	7.90	6.09	366,785	5.85
6.59 — 7.96	1,270,435	8.53	7.54	394,069	7.40
8.00 — 9.15	1,018,099	7.70	8.47	459,627	8.48
9.22 — 9.48	1,114,228	8.88	9.33	146,997	9.29
9.52 — 11.29	975,097	7.14	10.37	701,738	10.29
11.34 — 14.84	1,034,560	8.07	13.72	390,513	13.33
14.90 — 16.90	1,108,436	7.21	16.19	703,107	16.34
17.05 — 39.00	637,217	5.74	23.70	553,043	24.53

$ 0.07 — $39.00	9,163,482	7.62	$10.09	4,648,495	$10.41

At December 31, 2004 and 2003, there were 3,159,243 and 2,804,710 options exercisable with weighted average exercise prices of $11.28 and $9.54, respectively.
As of December 31, 2005, 4,325,219 shares were available for grant under the option plans.
Employee Stock Purchase Plan
At December 31, 2005, a total of 1,700,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). Beginning in 2005, the number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the years ended December 31, 2005, 2004 and 2003, the Company issued 196,819, 211,795 and 220,203 shares under the ESPP for proceeds of approximately $1,347, $1,133 and $1,141, respectively. As of December 31, 2005, there were 851,923 shares available for issuance under this plan.
NOTE 8. SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices and equipment for encoding and decoding streaming digital video. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2005	2004	2003

Japan	$56,770	$70,749	$58,597
Taiwan	29,752	36,766	33,843
China	23,884	30,587	17,930
Europe	25,861	14,342	8,302
Korea	15,396	14,032	14,428
U.S.	6,324	2,265	1,928
Other	13,717	7,470	5,893

	$171,704	$176,211	$140,921

Significant Customers
Sales to distributors represented 46%, 69% and 69% of revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The following distributors accounted for 10% or more of revenue:

	Year Ended December 31,
	2005	2004	2003

Distributor A	22%	31%	39%
Distributor B	1%	13%	16%
End customers include customers who purchase directly from the Company, as well as, customers who purchase the Company’s products indirectly through distributors and manufacturers’ representatives. Sales to our top five end customers represented 34%, 33% and 35% of revenue for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, one end customer represented 10% of revenue. There were no end customers that represented 10% or more of total revenue for the years ended December 31, 2004 or 2003.

The following accounts represented 10% or more of gross accounts receivable:

	December 31,
	2005	2004

Account A	16%	26%
Account B	14%	9%
Account C	11%	6%
Account D	4%	11%
NOTE 9. RESTRUCTURING
In October 2005, we initiated a restructuring plan to improve the effectiveness and timeliness of our product development efforts in order to reduce our overall development costs. The restructuring resulted in a reduction-in-force of 36 employees during the fourth quarter of 2005. These employees were given severance benefits, which were expensed and paid in the fourth quarter of 2005. The total amount of these benefits was approximately $1,162. As of December 31, 2005, we had a nominal amount accrued related to this restructuring which was paid in January 2006.
In September 2003, we initiated a restructuring to better position the Company to compete in the advanced television market. The restructuring included the discontinuation of all research and development efforts related to two products. As a result of these actions, we determined that certain tangible and intangible assets related to the discontinued development efforts were permanently impaired because there were no alternate uses for them. Impaired assets included tooling, licensed technology and prepaid royalties. The net book value of the impaired assets totaled $3,927 at the discontinuation date, and this amount was recognized as restructuring expense in the third quarter of 2003. In addition, we implemented a reduction-in-force of 28 employees in the fourth quarter of 2003. The terminated employees were granted termination benefits, which were expensed and paid in the fourth quarter of 2003 on the date of employee communication. The total amount of these benefits was approximately $916. We also subleased approximately 4,000 square feet of our California office as a result of the restructuring. We included the present value of the difference between the future minimum lease payments and the non-cancelable sublease rentals in restructuring expense during the fourth quarter of 2003. This amount totaled $188. We did not incur any amounts related to this restructuring in 2004 or 2005, and we did not have any material amounts accrued related to this restructuring at December 31, 2004, and we had no amounts accrued related to this restructuring at December 31, 2005.
NOTE 10. ACQUISITION
On June 14, 2005, we acquired 100% of the outstanding shares of Equator Technologies, Inc. (“Equator”). Equator develops programmable video compression technology with system-on-chip integrated circuits and software solutions for video entertainment and communications broadband networks. The acquisition of Equator added programmable technologies to Pixelworks customers in order to create a new generation of digital televisions, including those that might integrate Internet Protocol television decoding technology to allow viewing of digital video directly over the Internet. These factors contributed to establishing the purchase price and supported the premium paid over the fair value of the tangible and intangible assets acquired. The results of Equator’s operations are included in our consolidated statement of operations beginning on the date of acquisition.
The aggregate purchase price for Equator was $118,116, which consisted of cash of $107,854, the value of 1,263,417 options exchanged of $8,336, plus acquisition costs of $1,926. The estimated fair value of the options exchanged was calculated using the Black-Scholes option pricing model with the average closing price of Pixelworks’ common stock for two days prior to the announcement of the Agreement and Plan of

Merger, the day of the announcement, and two days following the announcement ($7.62 per share) and following weighted average assumptions: risk-free interest rate of 2.55%, an expected dividend yield of 0%, an expected life of 1.2 years, and volatility of 59%.
The purchase price was allocated to the assets and liabilities based on fair values as follows:

Purchase price		$118,116
Less net assets acquired:
Assets acquired:
Cash	$5,044
Accounts receivable	4,464
Inventory	10,808
Other current assets	296
Non-current assets	6,295
Developed technology	36,800
Other acquired intangible assets	4,200
Deferred stock compensation	2,218
Less:
Liabilities assumed	(9,530)	(60,595)

Goodwill		$57,521

In connection with this acquisition, we performed a valuation of acquired intangible assets. We assigned $36,800 of the purchase price to acquired developed technology with a 5 year estimated life, $3,400 to customer relationships with a 3 year estimated life, and $800 to backlog and trademark with estimated lives of 1 year or less. In-process research and development was considered in our analysis of the Equator intangible assets, however, it was determined to have no value.
We also recorded gross deferred tax assets of approximately $49,221, subject to a valuation allowance of $28,590, and deferred tax liabilities of $17,000 to recognize the book and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired. If the valuation allowance is subsequently changed, the amount of the adjustment may affect net income or goodwill depending on the nature of the adjustment in the period such change is made.
The goodwill resulting from this transaction was assigned to Pixelworks, Inc., our sole reporting unit and is not deductible for tax purposes.
In addition to the $107,854 cash consideration included in the purchase price, we paid $2,518 cash which was placed in escrow to fund an Employee Bonus Plan that was established between the Equator shareholders and the Equator employees at the date of the acquisition. If certain revenue targets are achieved by March 31, 2006, the Equator shareholders will receive disbursement of the escrow funds. The shareholders will, in turn, pay the amounts disbursed to Equator employees as specified in the Employee Bonus Plan. If targets are not achieved, disbursement of the funds is reduced on a pro-rata basis and excess funds are returned to Pixelworks. The employees will receive payment of the amount earned at specified dates in 2006 and 2007, provided they remain employed by Pixelworks through each payment date. If employees terminate before the payment dates, their bonus amounts are reallocated to remaining plan participants. The bonus amount earned each quarter is expensed to research and development expense or selling, general and administrative expense as appropriate based on each employee’s function. During the year ended December 31, 2005, $800 of the bonus was earned by employees. At December 31, 2005, the remaining $1,718 of escrow funds is included in prepaid expenses and other current assets in the consolidated balance sheet.

The purchase price allocation is substantially complete. Certain elements, such as the filing of pre-acquisition tax returns, may impact the final purchase price allocation. Although we do not anticipate significant revisions to the purchase price allocation, material adjustments could occur.
The following table reflects the unaudited combined results of Pixelworks and Equator as if the merger had taken place as of the beginning of each year presented. For the year ended December 31, 2004, weighted average shares related to convertible subordinated debentures of 3,772,495, were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

	Year Ended December 31,
	2005	2004

Net revenue	$186,670	$192,041
Net income (loss)	$(49,561)	$5,419
Net income (loss) per share:
Basic	$(1.05)	$0.12
Diluted	$(1.05)	$0.11
Weighted average shares outstanding:
Basic	47,337,122	46,672,766
Diluted	47,337,122	49,409,885
The adjustment to mark-up inventory to fair value of $5,270 is not included in cost of revenue in the pro-forma results of operations as it is not reflective of the ongoing operations of the combined entities. The pro-forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.
NOTE 11. GENESIS MICROCHIP TRANSACTION
On March 17, 2003, we announced the execution of a definitive merger agreement with Genesis Microchip. On August 5, 2003, we entered into an agreement terminating the merger agreement. In the termination agreement, we agreed to pay a termination fee of $5,500 to Genesis Microchip. The fee was payable upon execution of the termination agreement, and was recognized as expense in the third quarter of 2003. Total expenses related to the proposed merger during the year ended December 31, 2003 were $8,949.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenue	$40,261	$41,315	$46,794	$43,334
Gross profit	16,918	16,202	14,647	15,189
Income (loss) from operations	271	(2,654)	(10,170)	(9,167)
Income (loss) before taxes	1,152	(2,578)	(9,973)	(8,789)
Net income (loss)	836	(2,275)	(5,257)	(35,914)
Net income (loss) per share:
Basic and diluted	0.02	(0.05)	(0.11)	(0.75)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenue	$45,270	$48,509	$43,970	$38,462
Gross profit	23,387	23,032	21,710	17,091
Income from operations	9,924	8,810	7,184	2,111
Income before taxes	10,159	8,929	7,822	2,861
Net income	6,553	5,759	5,449	4,020
Net income per share:
Basic	0.14	0.12	0.12	0.09
Diluted	0.14	0.12	0.11	0.08
NOTE 13: SUBSEQUENT EVENT
In February 2006, we purchased $10,000 of our 1.75% convertible subordinated debentures for $6,800 in cash in the open market. As a result of this transaction, we will recognize a gain in other income of approximately $3,000 in the first quarter of 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under Exchange Act Rule13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2005. This assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired Equator Technologies, Inc. during 2005. We excluded from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, Equator’s internal control over financial reporting associated with total assets of $29,359,092 and revenue of $13,140,682.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of our internal control over financial reporting. Their report appears below.
Changes to Internal Controls
There were no changes to our internal control over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pixelworks Inc. and subsidiaries (the “Company”), maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO).
The Company acquired Equator, Inc. during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, Equator Technologies, Inc.’s internal control over financial reporting associated with total assets of $29,359,092 and total revenues of $13,140,682 included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Equator Technologies, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
March 13, 2006

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Information concerning the Directors of the Company is set forth in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) and is incorporated herein by reference.
Information concerning the Executive Officers of the Company is set forth in the 2006 Proxy Statement and is incorporated herein by reference.
Information with respect to Section 16(a) of the Securities Exchange Act is set forth in the 2006 Proxy Statement and is incorporated herein by reference.
Information relating to the audit committee financial expert, the identification of the audit committee of our board of directors and procedures of security holders to recommend nominees to our Board of Directors is contained in our 2006 Proxy Statement and is incorporated herein by reference.
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
Pixelworks, Inc.
Investor Relations
8100 SW Nyberg Road
Tualatin, Oregon 97062
Item 11. Executive Compensation.
Information with respect to executive compensation is included in the 2006 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is included in the 2006 Proxy Statement and is incorporated herein by reference.
Information with respect to equity compensation plans is included in the 2006 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
Information with respect to certain relationships and related transactions with management is included in the 2006 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information with respect to principal accounting fees and services is included in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) 1. Financial Statements
The following financial statements are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(a) 2. Financial Statement Schedules
All schedules have been omitted as they are either not required or the information is included elsewhere herein.
(a) 3. Exhibits
The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc., Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks Inc., Panther Acquisition, Inc. and Panstera, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

2.3	Agreement and Plan of Merger and Reorganization dated as of December 6, 2001 among Pixelworks, Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2002).

2.4	Reorganization Agreement among Pixelworks, Inc., Pixelworks Nova Scotia Company, Certain Shareholders of Jaldi Semiconductor Corp. and Jaldi Semiconductor Corp. dated August 2, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.5	Jaldi Semiconductor, Inc. Exchangeable Share Provisions (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

Exhibit
Number	Description

2.6	Exchangeable Share Support Agreement among Jaldi Semiconductor Corp., Pixelworks, Inc., Pixelworks Nova Scotia and Jaldi Semiconductor Corp. dated September 6, 2002 (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.7	Voting and Exchange Trust Agreement among Jaldi Semiconductor Corp., Pixelworks, Inc., Pixelworks Nova Scotia Company and CIBC Mellon Trust Company, dated September 6, 2002 (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.8	Agreement and Plan of Merger, dated as of March 17, 2003 among Pixelworks, Inc., Display Acquisition Corp. and Genesis Microchip Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 20, 2003).

2.9	Agreement and Plan of Merger dated April 28, 2005 among Pixelworks, Inc., Equator Technologies, Inc., Twain Sub, Inc., and Robert C. Fox, Jr., as Shareholders’ Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2005).

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

3.2	First Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.2	Third Amended Registration Rights Agreement dated February 22, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.3	Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

4.4	Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

4.5	Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

4.6	Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000). +

Exhibit
Number	Description

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 21, 2005). +

10.3	Pixelworks, Inc. 2000 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed March 23, 2005). +

10.4	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001). +

10.5	Registration Rights Agreement dated as of December 6, 2001 among Pixelworks, Inc., nDSP Delaware, Inc. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2002).

10.6	Sublease Agreement Dated September 7, 2001 between Epicor Software Corporation and Pixelworks Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 25, 2002).

10.7	Lease Agreement Dated April 14, 1999 between Southcenter III and IV Investors LLC and Pixelworks, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.8	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.9	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.10	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.11	Employment Agreement between Jeffrey B. Bouchard and Pixelworks, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000). +

10.12	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

10.13	Third Amendment to Lease dated March 1, 2002 between Copper Mountain Trust Corporation and Pixelworks, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 25, 2002).

10.14	Form of Pixelworks, Inc. Change of Control Severance Agreement dated March 14, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on April 18, 2003). +

10.15	Change of Control Severance Agreement dated March 14, 2003 between Jeffrey Bouchard and Pixelworks, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on April 18, 2003). +

Exhibit
Number	Description

10.16	Change of Control Severance Agreement dated March 14, 2003 between Hans Olsen and Pixelworks, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on April 18, 2003). +

10.17	Fourth Amendment to lease dated June 23, 2003 between Pixelworks, Inc. and Quest Group Trust VI (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.18	Fifth Amendment to lease dated February 18, 2004 between Pixelworks, Inc. and Quest Group Trust VI (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2004).

10.19	First Amendment to lease dated February 2004 between Pixelworks, Inc. and Epicor Software Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2004).

10.20	First Amendment of Lease between Pixelworks, Inc. and Southcenter III & IV Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.21	Pixelworks, Inc. 2004 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 15, 2005). +

10.22	Pixelworks, Inc. 2005 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2005). +

10.23	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.24	Stock Option Agreement, dated April 18, 2002, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.25	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.26	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Christopher H. Basoglu (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.27	Stock Option Agreement, dated April 18, 2002, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.28	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.29	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

Exhibit
Number	Description

10.30	Stock Option Agreement, dated September 15, 2004, between Equator Technologies, Inc. and Richard E. Christopher (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.31	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Michael Myhre (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.32	Stock Option Agreement, dated July 18, 2002, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.10 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.33	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.34	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and Tedford Niday (incorporated by reference to Exhibit 99.12 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.35	Stock Option Agreement, dated March 29, 2001, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.13 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.36	Stock Option Agreement, dated July 18, 2002, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.14 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.37	Stock Option Agreement, dated April 8, 2003, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.15 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.38	Stock Option Agreement, dated November 11, 2003, between Equator Technologies, Inc. and John O’Donnell (incorporated by reference to Exhibit 99.16 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.39	Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.40	Real Property Lease dated March 21, 2001, by and between Equator Technologies, Inc. and Limar Realty Corp. #30 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.41	Amendment No. 1 to Office Lease dated July 7, 2005, by and between Equator Technologies, Inc. and 520 Pike Street, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2005).

10.42	Office Lease Agreement by and between CA-The Concourse Limited Partnership and Pixelworks, Inc.

Exhibit
Number	Description

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

31.3	Certification of Chief Operating Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

32.3	Certification of Chief Operating Officer.

+	Indicates a management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated: March 13, 2006	By:	/s/ Allen H. Alley Allen H. Alley
Chairman of the Board, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allen H. Alley	Chairman of the Board,	March 13, 2006
Allen H. Alley	President and
Chief Executive Officer

/s/ Michael D. Yonker Michael D. Yonker	Vice President, Chief Financial Officer, Treasurer	March 13, 2006
and Secretary

/s/ Mark Christensen Mark Christensen	Director	March 13, 2006

/s/ C. Scott Gibson C. Scott Gibson	Director	March 13, 2006

/s/ Frank Gill Frank Gill	Director	March 13, 2006

/s/ Bruce Walicek Bruce Walicek	Director	March 13, 2006