Form 10-Q
period 2006-03-31
PIXELWORKS INC
filed 2006-05-10
CIK 1040161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission File Number: 000-30269
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
8100 SW Nyberg Road
Tualatin, Oregon 97062
(503) 454-1750
(Address of principal executive offices, including zip code, and Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 28, 2006: 47,537,576

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$58,084	$68,604
Short-term marketable securities	60,424	59,888
Accounts receivable, net	17,048	19,927
Inventories, net	23,579	26,577
Prepaid expenses and other current assets	6,660	7,277

Total current assets	165,795	182,273
Long-term marketable securities	12,065	17,145
Property and equipment, net	28,705	29,029
Other assets, net	20,498	18,277
Debt issuance costs, net	3,418	3,780
Acquired intangible assets, net	11,933	37,321
Goodwill	133,739	133,731

Total assets	$376,153	$421,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,796	$7,206
Accrued liabilities and current portion of long-term liabilities	24,040	26,269
Income taxes payable	9,686	9,507

Total current liabilities	37,522	42,982
Long-term liabilities, net of current portion	12,031	13,357
Long-term debt	140,000	150,000

Total liabilities	189,553	206,339
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	319,227	316,257
Shares exchangeable into common stock	5,340	5,434
Accumulated other comprehensive loss	(2,714)	(3,503)
Deferred stock-based compensation	—	(773)
Accumulated deficit	(135,253)	(102,198)

Total shareholders’ equity	186,600	215,217

Total liabilities and shareholders’ equity	$376,153	$421,556

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue, net	$36,559	$40,261
Cost of revenue (1)	23,713	23,343
Impairment loss on acquired developed technology	21,330	—

Gross profit (loss)	(8,484)	16,918
Operating expenses:
Research and development (2)	15,693	9,453
Selling, general and administrative (3)	10,004	7,072
Impairment loss on acquired intangible assets	1,753	—
Amortization of acquired intangible assets	333	122

Total operating expenses	27,783	16,647

Income (loss) from operations	(36,267)	271
Gain on repurchase of long-term debt, net	3,009	—
Interest income	1,324	1,715
Interest expense	(698)	(657)
Amortiztion of debt issuance costs	(171)	(177)

Interest and other income, net	3,464	881

Income (loss) before income taxes	(32,803)	1,152
Provision for income taxes	252	316

Net income (loss)	$(33,055)	$836

Net income (loss) per share:
Basic	$(0.69)	$0.02

Diluted	$(0.69)	$0.02

Weighted averages shares outstanding:
Basic	47,947	46,969

Diluted	47,947	47,887

(1) Includes:
Amortization of acquired developed technology	$1,972	$132
Amortization of acquired inventory mark-up	26	—
Stock-based compensation	58	—
(2) Includes stock-based compensation	1,231	11
(3) Includes stock-based compensation	1,511	4
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(33,055)	$836
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Impairment losses on acquired intangible assets	23,083	—
Depreciation and amortization	4,452	2,861
Gain on repurchase of long-term debt, net	(3,009)	—
Stock-based compensation	2,800	15
Amortization of acquired intangible assets	2,305	254
Amortization of debt issuance costs	171	177
Deferred rent	(121)	4
(Gain) loss on asset disposals	100	(1)
Other	41	14
Income tax benefit from stock options	—	242
Changes in operating assets and liabilities:
Accounts receivable, net	2,879	(600)
Inventories, net	2,998	4,995
Prepaid expenses and other current and long-term assets, net	879	(1,106)
Accounts payable	(3,410)	(1,069)
Accrued current and long-term liabilities	(1,658)	(1,471)
Income taxes payable	179	(1,540)

Net cash provided by (used in) operating activities	(1,366)	3,611

Cash flows from investing activities:
Proceeds from maturities of marketable securities	9,437	54,928
Purchases of marketable securities	(4,131)	(36,345)
Purchases of property and equipment	(1,200)	(2,123)
Payments on asset financings	(7,159)	(1,027)
Purchases of other assets	(150)	(1,921)

Net cash provided by (used in) investing activities	(3,203)	13,512

Cash flows from financing activities:
Repurchase of long-term debt	(6,800)	—
Proceeds from issuances of common stock	849	838
Debt issuance costs	—	(4)

Net cash provided by (used in) financing activities	(5,951)	834

Net change in cash and cash equivalents	(10,520)	17,957
Cash and cash equivalents, beginning of period	68,604	32,585

Cash and cash equivalents, end of period	$58,084	$50,542

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$58	$1,600
Interest	85	—

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$5,451	$1,296
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (“Pixelworks” or the “Company”) is a leading designer, developer and marketer of semiconductors and software for the advanced display industry, including advanced televisions, multimedia projectors, digital streaming media devices and flat panel products. Our system-on-chip and discrete semiconductors provide the ‘intelligence’ for these types of displays and devices by processing and optimizing video and computer graphic signals to produce high-quality images.
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
The financial information included herein for the three months ended March 31, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2005 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2006.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventory valuation, property and equipment, valuation of share-based payments, intangible assets and income taxes. The actual results experienced by the Company could differ materially from our estimates.
Reclassifications
Certain reclassifications have been made to the 2005 condensed consolidated financial statements to conform with the 2006 presentation, and include the reclassification of stock-based compensation to research and development expense and selling, general and administrative expense.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Impairment of Long-Lived Assets
Reviews for impairment of long-lived assets are performed whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, or that the useful life of assets is shorter than originally estimated. Impairment is assessed in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), by comparing the projected undiscounted net cash flows associated with the assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of the assets. During the three months ended March 31, 2006, we recorded impairment charges on certain acquired intangible assets. See note 4.
NOTE 3: STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including stock options, based on the estimated fair value of the awards. Under SFAS 123R, the fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R, which we have applied in our adoption of SFAS 123R. Upon adoption of SFAS 123R, we elected to attribute the value of stock-based compensation to expense on the straight line basis.
Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, stock-based compensation was measured as the excess, if any, of the quoted market price of Pixelworks’ common stock on the date of grant, or other measurement date, over the amount that the option holder had to pay to acquire the stock.
We used the modified prospective transition method in adopting SFAS 123R. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R, and the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
Stock-based compensation expense recognized in our condensed consolidated statement operations for the three months ended March 31, 2006 includes 1) compensation expense of $2,595 for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense of $205 for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Loss before income taxes and net loss would have been lower by $2,621, and basic and diluted net loss per share would have been $0.63 had we continued to account for our stock-based awards to employees in accordance with APB 25. No stock-based compensation cost was capitalized as a part of an asset during the three months ended March 31, 2006. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statements of cash flows. There was no realized excess tax benefits in the three months ended March 31, 2006.

The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Stock Option Plans:
Risk free interest rate	4.53%	4.08%
Expected dividend yield	0%	0%
Expected term (in years)	4.5	7.3
Volatility	76%	96%

Employee Stock Purchase Plan:
Risk free interest rate	4.53%	2.00%
Expected dividend yield	0%	0%
Expected term (in years)	0.5	0.8
Volatility	47%	92%
The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.02 and $7.92, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. The expected term is estimated using expected and historical exercise behavior. The expected volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that could impact volatility.

Had we accounted for stock-based compensation in accordance with SFAS 123 prior to January 1, 2006, our net loss would have approximated the pro-forma amount for the three months ended March 31, 2005 as follows:

Three Months Ended
March 31, 2005
Net income as reported	$836
Add: Stock-based compensation included in reported net income, net of related tax effects	11
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(2,719)

Pro-forma net loss	$(1,872)

Basic net income (loss) per share:
As reported	$0.02

Pro-forma	$(0.04)

Diluted net income (loss) per share:
As reported	$0.02

Pro-forma	$(0.04)

As of March 31, 2006, unrecognized compensation cost is $21,778, which is expected to be recognized as compensation expense over a weighted average period of 2.9 years.
Stock Option Plans
A total of 20,340,116 and 4,000,000 stock options may be granted under our 1997 Stock Incentive Plan and 2001 Nonqualified Stock Option Plan, respectively, (the “option plans”). Options granted under the option plans must generally be exercised while the individual is an employee and within ten years of the date of grant. Our new-hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant, and 2.083% on the last day of every month thereafter for a total of thirty-six additional increments. Our merit vesting schedule provides that options become exercisable monthly for a period of 4 years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year.

The following is a summary of stock option activity for the three months ended March 31, 2006:

		Weighted
		average
	Number	exercise
	of shares	price
Options outstanding as of December 31, 2005	9,163,482	$10.09
Granted	1,190,155	4.83
Exercised	(210,229)	0.75
Forfeited	(383,919)	12.30
Expired	(462,579)	15.18

Options outstanding as of March 31, 2006	9,296,910	$9.29

During the three months ended March 31, 2006, the total intrinsic value of options exercised was $903, for which no income tax benefit has been recorded. As of March 31, 2006, the total intrinsic value of options outstanding was $3,894, and a weighted average remaining contractual life of 7.7 years.
As of March 31, 2006, there were 4,298,485 options exercisable with a weighted average exercise price of $10.31, an aggregate intrinsic value of $3,313, and a weighted average remaining contractual life of 6.3 years.
As of March 31, 2006, there were 7,705,482 options vested and expected to vest with a weighted average exercise price of $9.56, an aggregate intrinsic value of $3,700, and a weighted average remaining contractual life of 7 years.
As of March 31, 2006, 3,981,562 shares were available for grant under the option plans.
Employee Stock Purchase Plan
A total of 1,700,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the three months ended March 31, 2006, the Company issued 142,719 shares under the ESPP for proceeds of approximately $691. As of March 31, 2006, there were 709,204 shares available for issuance under this plan.
NOTE 4: BALANCE SHEET COMPONENTS
Marketable Securities
As of March 31, 2006 and December 31, 2005, all of our short- and long-term marketable securities were classified as available-for-sale.
Unrealized holding losses on short- and long-term available-for-sale securities, net of tax, were $99 and $2,615, respectively, as of March 31, 2006 and $147 and $3,356, respectively, as of December 31, 2005.

These unrealized holding gains (losses) are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, in the condensed consolidated balance sheets.
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

	March 31,	December 31,
	2006	2005
Accounts receivable, gross	$17,248	$20,139
Less: allowance for doubtful accounts	(200)	(212)

Accounts receivable, net	$17,048	$19,927

The only change in the allowance for doubtful accounts during the three months ended March 31, 2006 and 2005 was the write-off of approximately $12 in the three month period ended March 31, 2006.
Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items. Inventories, net consists of the following:

	March 31,	December 31,
	2006	2005
Finished goods	$18,923	$20,623
Work-in-process	7,639	7,350

	26,562	27,973
Less: reserve for slow moving and obsolete items	(2,983)	(1,396)

Inventory, net	$23,579	$26,577

The following is the change in our reserve for slow moving and obsolete items:

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$1,396	$1,589
Provision	1,704	8
Usage:
Inventory utilized	(90)	(132)
Inventory scrapped	(27)	(24)

Total usage	(117)	(156)

Balance at end of period	$2,983	$1,441

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at March 31, 2006 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect they will have a material impact on gross profit margin.
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31,	December 31,
	2006	2005
Gross carrying amount of assets	$63,528	$60,546
Less: accumulated depreciation and amortization	(34,823)	(31,517)

Property and equipment, net	$28,705	$29,029

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	March 31,	December 31,
	2006	2005
Cost:
Developed technology	$19,170	$40,500
Customer relationships	1,689	3,400
Backlog and trademark	758	800

	21,617	44,700

Accumulated amortization:
Developed technology	(8,029)	(6,057)
Customer relationships	(897)	(614)
Backlog and trademark	(758)	(708)

	(9,684)	(7,379)

Acquired intangible assets, net	$11,933	$37,321

In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the Internet Protocol television (IPTV) technology that we acquired as a result of our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005 with our advanced television technology product developments. We will no longer pursue stand-alone digital media streaming markets that are not core to advanced television. In addition, we performed an impairment analysis in accordance with SFAS 144 as of March 31, 2006 on acquired intangible assets. We recorded impairment losses on the developed technology, customer relationships and trademark intangible assets acquired from Equator. The impairment losses were equal to the excess of the carrying value over the estimated fair value of these intangible assets. Estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives. The impairment loss of $23,083 is included in our statement of operations for the three months ended March 31, 2006, of which $21,330 is related to developed technology and is included in cost of revenue.
Estimated amortization expense is as follows:

Nine Months Ending December 31:
2006	$2,384
Year Ending December 31:
2007	3,179
2008	2,984
2009	2,336
2010	1,050

$11,933

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	March 31,	December 31,
	2006	2005
Current portion of accrued liabilities for asset financings	$11,546	$11,940
Accrued payroll and related liabilities	3,844	5,294
Accrued manufacturing liabilities	2,853	3,612
Accrued commissions and royalties	1,191	1,232
Accrued interest payable	947	335
Reserve for warranty returns	879	577
Reserve for sales returns and allowances	244	237
Other	2,536	3,042

	$24,040	$26,269

The following is the change in our reserve for sales returns and allowances:

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$237	$524
Provision	78	73
Charge offs	(71)	(245)

Balance at end of period	$244	$352

The following is the change in our reserve for warranty returns:

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$577	$419
Provision	834	127
Charge offs	(532)	(83)

Balance at end of period	$879	$463

Long-Term Debt
As of March 31, 2006, we have $140,000 of convertible subordinated debentures (the “debentures”) outstanding. The debentures are due 2024 and bear interest at a rate of 1.75% per annum, payable on May 15 and November 15 of each year.

The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1 principal amount of debentures for a total of 5,748,778 shares. This is equivalent to a conversion price of approximately $24.35 per share. The debentures are convertible if (a) during any calendar quarter, the market price of our common stock exceeds 130% of the conversion price per share for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, (b) the trading price of the debentures declines to less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1 principal amount of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other corporate transactions.
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
In February 2006, we repurchased in the open market, and retired, $10,000 of our outstanding debentures for $6,800. We recognized a gain on the repurchase of $3,200 which is included in our statement of operations for the three months ended March 31, 2006, net of a write-off of $191 of debt issuance costs.
NOTE 4: COMPREHENSIVE LOSS
Total comprehensive loss was as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$(33,055)	$836
Unrealized gain (loss) on available-for-sale investments, net of tax	789	(1,633)

Total comprehensive loss	$(32,266)	$(797)

NOTE 5: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and include exchangeable shares. These exchangeable shares, which were issued on September 6, 2002 by Jaldi, our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock.
Diluted weighted average shares outstanding includes the incremental number of common shares that would be outstanding assuming the exercise of certain stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our convertible debentures, using the if-converted method, when such conversion is dilutive.

The following schedule reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended
	March 31,
	2006	2005
Basic weighted average shares outstanding	47,946,980	46,968,672
Incremental shares related to stock options	—	918,482

Diluted weighted average shares outstanding	47,946,980	47,887,154

For the three months ended March 31, 2006, weighted average shares of 9,147,164 and 5,944,976 related to stock options and conversion of the debentures, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive because of our net loss position for the period then ended.
For the three months ended March 31, 2005, weighted average shares of 4,550,741 related to stock options were excluded from the calculation of diluted weighted average shares outstanding because the exercise prices of these options were equal to or greater than the average market price of Pixelworks common stock during this period, which has the effect of making these potential shares anti-dilutive. Additionally, weighted average shares of 6,159,405 related to the conversion of debentures were excluded because their effect would have had increased earnings per share for the period.
Net income (loss) used in the calculation of diluted net income (loss) per share was the same as the net income (loss) used in the calculating basic net income (loss) per share for the three months ended March 31, 2006 and 2005.
NOTE 6: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits and software for use in electronic display devices.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended
	March 31,
	2006	2005
Japan	$13,057	$13,754
Taiwan	5,061	10,355
China	4,726	4,989
Korea	4,591	3,788
Europe	3,110	6,289
U.S.	2,440	484
Other	3,574	602

	$36,559	$40,261

Significant Customers
Sales to distributors represented 42% and 54% of total revenue for the three months ended March 31, 2006 and 2005, respectively. One distributor accounted for 10% or more of total revenue for the three months ended March 31, 2006 and 2005. This distributor represented 21% and 24% of revenue for the three months ended March 31, 2006 and 2005, respectively.
Revenue attributable to our top five end customers represented 35% and 36% of total revenue for the three months ended March 31, 2006 and 2005, respectively. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to the following end customers accounted for 10% or more of total revenue in at least one of the periods presented:

	Three Months Ended
	March 31,
	2006	2005
Customer A	13%	7%
Customer B	1%	10%

The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	March 31,	December 31,
	2006	2005
Account A	15%	16%
Account B	12%	5%
Account C	5%	11%
Account D	2%	14%
NOTE 8: RISKS AND UNCERTAINTIES
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

NOTE 9: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to intellectual property and other matters. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The amount of the indemnification is limited to the amount paid by the customer or to a limit that bears a reasonable relationship to those amounts. As of March 31, 2006, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations but would not materially affect our business.
Legal Proceedings
We are involved in litigation from time to time that is routine in nature and incidental to our business. We believe that the outcome of any such current litigation would not have a material adverse effect on our financial condition, results of operations or cash flows.
NOTE 10: SUBSEQUENT EVENT
In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the Internet Protocol television (“IPTV”) technology that we acquired from Equator with our advanced television technology product developments. We will no longer pursue stand-alone digital media streaming markets that are not core to advanced television. This focus and integration will result in lower compensation costs and allow us to consolidate and reduce rent expense. We expect to incur restructuring charges of $1,600 to $3,500 over the second and third quarters of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to: changes in growth in the advanced television, multimedia projector, digital media streaming devices and flat panel monitor industries; changes in customer ordering patterns or lead times; timing of design introductions and design win cycles; the success of our products in expanded markets; success in achieving operating efficiencies from our restructuring efforts; competitive factors, such as rival chip architectures, introduction or traction by competing designs or pricing pressures; insufficient, excess or obsolete inventory and variations in inventory valuation; our product mix; new product yield rates, changes in regional demand for our product, non-acceptance of the combined technologies by leading manufacturers; changes in recoverability of intangible assets, long lived assets and goodwill; increased competition; continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions; failure to design, develop and manufacture new products; lack of success in technological advancements; lack of acceptance of new products; unexpected changes in the demand for our products and services; the inability to successfully manage inventory pricing pressures; failure to reduce costs or improve operating efficiencies; changes to and compliance with international laws and regulations; currency fluctuations; and our ability to attract, hire and retain key and qualified employees.
These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or modify one or more forward-looking statements, you should not conclude that we will make additional updates or modifications with respect thereto or with respect to other forward-looking statements.
(Dollars in thousands, except per share data)
Overview
We are a leading designer, developer and marketer of semiconductors and software for use in advanced televisions, multimedia projectors, digital streaming devices and flat panel products. Our system-on-chip and discrete semiconductors provide the ‘intelligence’ for these types of displays and devices by processing and optimizing video and computer graphic signals to produce high-quality images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide all of the electronics necessary to process the signal along its entire path through the system in order to provide a turnkey solution for our customers.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. Sales to distributors represented 42% and 54% of total revenue for the three months ended March 31, 2006 and 2005, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 35% and 36% of total revenue for the three months ended March 31, 2006 and 2005, respectively.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 93% and 99% of total revenue for the three months ended March 31, 2006 and 2005, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.
In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the Internet Protocol television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product developments. We will no longer pursue stand-alone digital media streaming markets that are not core to advanced television. This focus and integration will result in lower compensation costs and allow us to consolidate and reduce rent expense. We expect to incur restructuring charges of $1,600 to $3,500 over the second and third quarters of 2006.
In addition, we performed an impairment analysis, as of March 31, 2006, on the developed technology, customer relationships and trademark intangible assets acquired from Equator and recorded an impairment loss of $23,083, which was the excess of the carrying value over the estimated fair value of the assets. The estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, sales returns and allowances, product warranties, allowance for doubtful accounts, inventory valuation, useful lives and recoverability of long-lived assets, goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Certain distributors also have price protection provisions in their distributor agreements with us. Under the price protection provisions, we grant distributors credit if they purchased product for a specific customer and we subsequently lowered the price to the customer such that the distributor could no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection is included in our reserve for sales returns and allowances.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or

Disposal of Long-Lived Assets, we evaluate the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value based on the discounted flows.
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
We did not record any goodwill impairment charges in 2005, 2004 or 2003 as a result of the impairment tests performed. We performed our 2006 annual impairment test on January 1, 2006 and determined no impairment existed. Because the market value of our reporting unit was approaching book value during the first quarter of 2006, we performed an additional impairment test on March 31, 2006 and determined no impairment existed. Due to the fact that the market value of our reporting unit continues to approach book value, it is at least reasonably possible that we may be required to perform the impairment test at additional times during the remainder of the year and that we may find that we have to record a goodwill impairment charge in the near term.
Stock-Based Compensation. In accordance with SFAS 123R, Share-Based Payment, we estimate the fair value of shared-based payments using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. Management also makes decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of the share-based payment is recognized as compensation expense over the requisite service period, generally the vesting period. When there are any changes to the assumptions used in the option-pricing model, including fluctuations in market price of our common stock, there will be variations in calculated fair value of the share-based payments, causing variation in the compensation cost recognized.
Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that we will be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be credited to the statement of operations, goodwill or equity in the period such determination is made.
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
Results of Operations
The following table sets forth certain financial data for the periods indicated:

	Three Months Ended March 31,
	2006		2005
		% of		% of
	Dollars	Revenue	Dollars	Revenue
Revenue, net	$36,559	100.0%	$40,261	100.0%
Cost of revenue	23,713	64.9	23,343	58.0
Impairment loss on acquired developed technology	21,330	58.3	—	—

Gross profit (loss)	(8,484)	(23.2)	16,918	42.0
Operating expenses:
Research and development	15,693	42.9	9,453	23.5
Selling, general and administrative	10,004	27.4	7,072	17.6
Impairment loss on acquired intangible assets	1,753	4.8	—	—
Amortization of acquired intangible assets	333	0.9	122	0.3

Total operating expenses	27,783	76.0	16,647	41.3

Income (loss) from operations	(36,267)	(99.2)	271	0.7
Gain on repurchase of long-term debt, net	3,009	8.2	—	—
Interest income	1,324	3.6	1,715	4.3
Interest expense	(698)	(1.9)	(657)	(1.6)
Amortization of debt issuance costs	(171)	(0.5)	(177)	(0.4)

Interest and other income, net	3,464	9.5	881	2.2

Income (loss) before income taxes	(32,803)	(89.7)	1,152	2.9
Provision for income taxes	252	0.7	316	0.8

Net income (loss)	$(33,055)	(90.4)%	$836	2.1%

Percentages may not add due to rounding.
Revenue
Revenue decreased $3,702, or 9%, in the first quarter of 2006 compared to the first quarter of 2005. Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2006	2005
Advanced television	38%	58%
Multimedia projector	38%	30%
Digital streaming media devices	14%	0%
LCD monitor	6%	8%
Other	4%	4%

Advanced Television
Revenue in the advanced television market decreased as a percent of total revenue from the first quarter of 2005 to the first quarter of 2006. This decrease is primarily due to a decrease in units sold of 25%, a decrease in average selling prices of 21% and an increase in revenue in the both the multimedia projector and digital streaming media devices markets. Declines in average selling prices are characteristic of the industry and the markets we serve. As such, we expect declines to occur again in the future. However, we cannot predict when or how severe they will be.
For the second quarter of 2006, we expect revenue from the advanced television market to be down 20 to 25% from the first quarter of 2006. We expect advanced television revenue to increase sequentially in the third and fourth quarters of 2006 based on designs wins we currently have, stronger market-based seasonality and the anticipated ramp of our new products.
Multimedia Projector
Revenue in the multimedia projector market increased as a percent of total revenue from the first quarter of 2005 to the first quarter of 2006. This increase is primarily due to an increase in units sold of 27% and a decrease in revenue from the advanced television market, partially offset by a decrease in average selling prices of 8% and an increase in revenue from the digital streaming media devices market. The increase in units sold is primarily due to an overall growth in the projector market. We did not experience any significant shift in the mix between polysilicon and DLP projectors.
We expect revenue from the multimedia projector market for the second quarter of 2006 to be down approximately 10% from the first quarter of 2006. Seasonally, the first quarter is the strongest for our Japan-based customers given their March 31 year ends. Also, we have many multimedia projector customers transitioning to our new projector products in the second quarter of 2006.
Digital Streaming Media Devices
Revenue in the digital streaming media devices market resulted from our acquisition of Equator in June 2005. This market includes videoconferencing, set-top box, imaging, and other miscellaneous applications.
We do not expect any significant change in our digital streaming media devices revenue from the first quarter of 2006, and believe second quarter revenue for this market will approximate the first quarter. In April 2006, we initiated a plan whereby we will be integrating the Internet Protocol television (IPTV) elements of the Equator technology we acquired with our advanced television technology product developments. We will no longer pursue stand-alone digital media streaming markets that are not core to advanced television, but will continue to provide customers with existing products.
LCD Monitor
Revenue in the LCD monitor market decreased as a percent of total revenue from the first quarter of 2005 to the first quarter of 2006. This is primarily due to our decision to focus on higher end products and to discontinue development of mainstream products for this market, rather than any particular industry dynamics.
We expect LCD monitor revenue to continue to decrease in future periods as we pursue opportunities in the LCD panel market.

Other
Other revenue includes LCD panel revenue and revenue from small niche markets. During the three months ended March 31, 2006, we had nominal LCD panel revenue. In the future, we expect revenue from this developing market to grow as we are able to secure design wins. Revenue from small niche markets is not expected to be significant in the near future.
Cost of revenue and gross profit
Cost of revenue includes purchased materials, assembly, test, labor, warranty expense, royalties, provisions for slow-moving and obsolete inventory, amortization of the fair value adjustment on acquired inventory, amortization of acquired developed technology, stock-based compensation and information technology and facilities allocations, as well as an impairment loss on acquired developed technology in 2006.
Gross margin in the first quarter of 2006 was (23.2%), compared to gross profit of 42.0% in the first quarter of 2005. The loss in the first quarter of 2006 is primarily due to the recognition of an impairment loss on acquired developed technology of $21,330, as well as an increase in acquisition-related amortization, stock-based compensation, and provisions for slow-moving and obsolete inventory. In the first quarter of 2006, the impairment loss on acquired developed technology, amortization of developed technology and acquired inventory mark-up, stock-based compensation and provisions for excess and slow-moving inventory were $25,227, or 69% of revenue, compared to amortization of developed technology of $132, or .3% of revenue, in the first quarter of 2005.
Estimated amortization of acquired developed technology is $4,087, $2,820, $2,820, $2,336 and $1,050 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.
The increase in the provision for slow-moving and obsolete inventory was primarily due to excess inventory on hand as of March 31, 2006. Additionally, warranty expense increased $707 from the first quarter of 2005 to the first quarter of 2006.
We expect our gross profit to be between 39% and 42% in the second quarter of 2006.
Research and development
Research and development expense includes compensation, including stock-based compensation and related costs for personnel, depreciation and amortization, fees for outside services, expensed equipment and information technology and facilities allocations.
Research and development expense increased $6,240, or 66%, from the first quarter of 2005 to the first quarter of 2006 primarily due to the following:
•	Compensation expense increased $1,685 due to higher headcount in research and development personnel. As of March 31, 2006, we had 255 employees in research and development functions compared to 191 as of March 31, 2005. This increase was driven by an increase in our Shanghai design center and the acquisition of Equator in June 2005, offset by a reduction in Tualatin due to our restructuring initiated in October 2005.
•	Stock-based compensation increased $1,220 as a result of our adoption of SFAS 123R on January 1, 2006. Under FAS 123R, we fair value the options granted to employees using an option-pricing model and recognize stock-based compensation expense over the requisite service period, generally the vesting period. Previously, stock-based compensation expenses was only recognized in the event options were granted at an exercise price less than the market price of our common stock on the date of grant.
•	Depreciation and amortization expense increased $1,064 due to investments in licensed technology and software.
•	Facilities and information technology expenses allocated to research and development increased $725 which was driven by increased compensation expense, increased rent expense, and increased depreciation expense.
•	Outside services and non-recurring engineering and development expenses increased $1,033 due to our product development efforts.
As a result of the restructuring plan announced on April 25, 2006, we anticipate annualized savings in 2006 to be approximately $5,000, most of which will come from lower engineering expense over the remainder of the year.
Selling, general and administrative
Selling, general and administrative expense includes compensation, including stock-based compensation, and related costs for personnel, travel, outside services, sales commissions, information technology and facilities allocations, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense increased $2,932, or 41%, from the first quarter of 2005 to the first quarter of 2006 primarily due to the following:
•	Compensation expense increased $850 due to an increase in headcount in administrative and sales and marketing personnel. As of March 31, 2006, we had 188 employees in administrative, sales and marketing functions, compared to 166 employees as of March 31, 2005. The increase in headcount is primarily due to our acquisition of Equator in June 2005.
•	Stock-based compensation expense increased $1,507 due to our adoption of SFAS 123R on January 1, 2006.
•	Facilities and information technology expenses allocated to selling, general and administrative increased $392.
We expect selling, general and administrative expense to remain relatively flat for the duration of 2006, as we support the global expansion and scalability of our business systems.
Impairment loss on acquired intangible assets
We recorded a customer relationships and a trademark asset in connection with the acquisition of Equator in June 2005. In the first quarter of 2006, we recorded an impairment loss on the customer relationships and trademark assets of $1,753, which represents the excess of the carrying value over the estimated fair value of the assets. As of March 31, 2006, the new net book value of the customer relationships intangible asset is $792, which will be amortized over its remaining useful life. The trademark asset was determined to have no remaining value.

Amortization of acquired intangible assets
Amortization of acquired intangible assets includes amortization of the customer relationships and trademark assets we recorded in connection with the Equator acquisition, as well as amortization on an assembled workforce asset we recorded in connection with the Jaldi asset acquisition in September 2002. These acquired intangible assets are amortized on a straight line basis over the following useful lives: customer relationships, three years; trademark, one year; and assembled workforce, three years. As of December 31, 2005, the assembled workforce asset was fully amortized. Estimated amortization of acquired intangible assets is $602, $359 and $164 for the years ending December 31, 2006, 2007 and 2008, respectively.
Interest and other income, net
Interest and other income, net includes a gain on the repurchase of debentures, interest income earned on cash equivalents and short- and long-term marketable securities, interest expense related to our 1.75% debentures, and amortization of debt issuance costs which have been capitalized and are included in long-term assets in the condensed consolidated balance sheets.
Interest and other income, net increased $2,583, or 293%, in the first quarter of 2006 compared to the first quarter of 2005. This increase is primarily due to the recognition of a gain of $3,009 in the first quarter of 2006 related to the repurchase of $10,000 of our 1.75% outstanding debentures, offset by a decrease in interest income of $391, which resulted from the decrease in our average combined cash and cash equivalents and short- and long-term marketable securities balances during the first quarter of 2006 compared to the first quarter of 2005.
Provision for income taxes
The provision for income taxes was $252 for the first quarter of 2006, despite our loss before income taxes. The effective tax rate differs from the federal statutory rate primarily due to the generation of net operating loss and federal, state and foreign tax credit carryforwards, offset by the establishment of a valuation allowance against such carryforwards generated, and contingent amounts recorded related to potential exposures in foreign jurisdictions.
The provision for income taxes was $316 for the first quarter of 2005. The effective tax rate differs from the federal statutory rate primarily due to the utilization of various federal, state and foreign tax credits, the accrual of contingent amounts related to potential exposures in foreign jurisdictions, and the establishment of a valuation allowance against credits generated in a foreign jurisdiction.
Liquidity and Capital Resources
Cash and cash equivalents and short- and long-term marketable securities
As of March 31, 2006, we had cash and cash equivalents of $58,084, short- and long-term marketable securities of $72,489 and working capital of $128,273. Cash used in operations was $1,366 for the three months ended March 31, 2006 compared to cash provided by operations of $3,611 for the three months ended March 31, 2005. Cash used in operating activities for the first quarter of 2006 resulted primarily from the net loss incurred and increased payments made on accounts payable during the period, partially offset by decreases in accounts receivable and inventories balances. Cash provided by operating activities for the first quarter of 2005 resulted primarily from net income generated and a decrease in inventory balances during the period, partially offset by decreases in accounts payable, accrued current and long-term liabilities and income taxes payable.
Cash used in investing activities was $3,203 for the three months ended March 31, 2006 compared to cash provided by investing activities of $13,512 for the three months ended March 31, 2005. Cash used in investing activities for the first quarter of 2006 consisted of payments on accrued balances related to asset purchases and purchases of marketable securities, partially offset by proceeds from maturities of marketable securities. Cash provided by investing activities in the first quarter of 2005 consisted of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset purchases.`
Cash used in financing activities was $5,951 for the three months ended March 31, 2006 compared to cash provided by financing activities of $834 for the three months ended March 31, 2005. Cash used in financing activities for the first quarter of 2006 included the repurchase of long-term debt, partially offset by proceeds from issuances of common stock from the exercise of stock options and through the employee stock purchase plan. Cash provided by financing activities for the first quarter of 2005 consisted of proceeds from the issuance of common stock from the exercise of stock options and through the employee stock purchase plan.
We anticipate that our existing cash and investment balances will be adequate to fund our operating and investing needs for the next twelve months and the foreseeable future. From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business. Any such transaction, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.
Accounts receivable, net
Accounts receivable, net decreased to $17,048 at March 31, 2006 from $19,927 at December 31, 2005. This decrease is attributable to lower revenue during the three months ended March 31, 2006 compared to the three months ended December 31, 2005. Average days sales outstanding increased from 41 in the fourth quarter of 2005 to 42 in the first quarter of 2006.
Inventories, net
Inventories, net decreased to $23,579 as of March 31, 2006 from $26,577 as of December 31, 2005. Inventory turnover on an annualized basis was approximately 4 as of March 31, 2006 and December 31, 2005, which represents approximately thirteen weeks of inventory.

Contractual Payment Obligations
A summary of our contractual payment obligations as of March 31, 2006 was as follows:

	Payments Due By Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
Long-term debt	$140,000	$—	$—	$—	$140,000
Interest on long-term debt	13,475	2,450	4,900	4,900	1,225
Payments on accrued balances related to asset purchases	22,943	9,793	13,150	—	—
Estimated Q2 2006 purchase commitments to contract manufacturers	14,364	14,364	—	—	—
Operating leases	14,260	3,267	6,070	2,482	2,441
The lease payments above are net of sublease rentals of $16 for 2006.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
Not applicable.
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
As of March 31, 2006, we had convertible subordinated debentures of $140,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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

Item 4. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.
(Dollars in thousands, except per share data)
We may not be able to implement our restructuring plan in a timely manner, or at all, and even if we do, the plan may not result in the anticipated benefits.
Our April 2006 restructuring plan is designed to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business in advanced televisions. The plan involves the integration of Internet Protocol television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product developments, reduction of compensation expense, consolidation of office space, and reductions of other discretionary spending. The plan may take longer to implement than we expect, which could impact the timing and amount of anticipated benefits. In addition, unforeseen circumstances may result in our not being able to obtain the full benefits of the restructuring plan. Finally, our assumptions about benefits of the plan may prove incorrect or inaccurate, leading to a reduced benefit.
We continue to face considerable business and financial risks related to our acquisition of Equator Technologies, Inc.
We acquired Equator in June 2005 for an aggregate purchase price of $118,116. The acquisition of Equator required a substantial expenditure and continues to involve substantial risks on our part. Equator’s product offerings and technological developments relate to internet protocol television (“IPTV”) set-top boxes, digital media appliances, videoconferencing devices and security devices. These are emerging technologies and the markets they serve are developing and largely untested, and we do not have direct experience developing and selling products into these markets.
The April 2006 restructuring plan includes integrating the IPTV technology that we acquired from Equator with our advanced television technology developments. In addition, the plan provides that we will no longer pursue stand-alone digital media streaming markets that are not core to advanced television. As a result, we may not be able to retain certain of Equator’s customers. We also may lose key employees who have knowledge and understanding of the Equator technology and the IPTV market and technology in general. That may make it more difficult to integrate the Equator technology with our own and that combination of technology may not result in products that help to increase our sales or market share in any given market.

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
The acquisitions of Equator, Panstera, nDSP and Jaldi contained a very high level of risk primarily because the investments were made based on in-process technological development that may not have been completed, or if completed, may not have become commercially viable.
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
As of March 31, 2006, goodwill amounted to $133,739, or approximately 36% of our total assets. We are required to review goodwill for possible impairment on an annual basis or when events and circumstances arise which indicate a possible impairment. The review of goodwill for impairment may result in large write-offs of goodwill, which could have a material adverse effect on our results of operations. Because the fact that the market value of our reporting unit is approaching book value, it is at least reasonably possible that we may have an impairment in the near term.
The year ended December 31, 2004 was our only year of profitability since inception and we may be unable to achieve profitability in future periods.
The year ended December 31, 2004 was our first, and only, year of profitability since inception, during which we generated net income of $21,781. Since then, we have incurred a net loss of $33,055 and $42,610 for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, and our accumulated deficit through March 31, 2006 is $135,253. Accordingly, we announced a restructuring plan on April 25, 2006, to significantly improve the breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the Internet Protocol television (IPTV) elements of the Equator acquisition with our advanced television technology developments, and is no longer pursuing other stand-alone digital media streaming markets that are not core to advanced television. In addition, the plan also contemplates continuing to make critical infrastructure investments in people, processes and tools to improve our time to market on new product designs. As a result, we expect to incur restructuring charges totaling between $1,600 and $3,500 over the second and third quarters of 2006. Approximately $1,000 to $2,500 of the restructuring charge will be recognized in the second quarter as a result of a reduction in workforce related costs, and $600 to $1,000 will be recognized in the third quarter as office space is vacated. The anticipated savings in 2006 are expected to be approximately $5,000 with net annualized savings of approximately $9,000. We cannot cut our way to market leadership. We must continue to make the essential infrastructure investments to improve our time to market with innovative product designs that will grow revenue and margins as we launch new products. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future, we may be unable to continue our operations.
Changes in stock-based compensation accounting rules have adversely impacted our operating results and may adversely impact our stock price.
In December 2004, the Financial Accounting Standards Board issued SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be accounted for at fair value and expensed over the service period for financial reporting purposes. SFAS 123R no longer allows the provision of pro forma disclosure previously used as an alternative to financial statement recognition.
We were required to adopt SFAS 123R in the first quarter of 2006. Under SFAS 123R, we applied the Black-Scholes valuation model in determining the fair value of share-based payments, with adjustments to the methodology in accordance with SFAS 123R. As a result, our operating results for the first quarter of 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and ESPP shares. SFAS 123R had a significant impact on our reported operating results for the first quarter of fiscal 2006, with SFAS 123R charges of $2,800, and we expect the adoption of SFAS 123R will continue to have a significant adverse impact on our reported operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees.
We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to retain employees and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for stock-based compensation expense in the first quarter of 2006. As a result, we will incur increased compensation costs associated with our stock-based compensation programs making it more expensive for us to grant share-based payment awards to employees in the future. We are in the process of reviewing our equity compensation strategy in light of the current regulatory and competitive environment and considering changes to the program whereby we reduce the total number of options granted to employees and the number of employees who receive share-based payment awards. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an employee stock purchase program, we may decide to incur increased cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

If the proposed 2006 Stock Option Plan is not approved by our shareholders we may incur increased compensation costs and find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.
Our ability to continue to attract, motivate and retain highly qualified employees, directors and consultants is highly dependent on our compensation program. Like the compensation programs of our competitors, our program includes long-term incentives relating to stock ownership because such incentives encourage recipients to more closely align their interests with those of the shareholders by relating compensation to increases in shareholder value. Our 1997 Stock Option Plan will expire on January 15, 2007. Regulations implemented by the NASDAQ National Market require shareholder approval for all stock option plans. As a result of these regulations, our ability to grant stock options to employees after our 1997 Stock Option Plan expires will be severely limited to the shares available for grant under our 2001 Nonqualified Stock Option Plan, 655,890 shares as of March 31 2006, unless our stockholders approve a new plan as proposed at our 2006 annual meeting. If a new stock option plan is not approved, we may incur increased compensation costs, be required to change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.
Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products. Some of these factors are not in our control and any of them may cause the price of our common stock to fluctuate. These factors include, but are not limited to:
•	fluctuations in implementing our current restructuring plans, or similar plans we may adopt in the future;

•	variations in manufacturing yields achieved;

•	our success in integrating the operations of our recently acquired subsidiary, Equator;

•	demand for multimedia projectors, advanced televisions, LCD panel products, and digital streaming media devices;

•	demand for our products and the timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product costs or pricing, or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
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
Average selling prices for our products decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit margin declines. We have experienced these results and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.
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
The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our cost and delays in the availability of our products. For example, we have experienced field failures of our semiconductors in certain customer system applications that required us to institute additional semiconductor level testing. As a result of these field failures, we incurred costs due to customers returning potentially affected products. Additionally, customers have experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipment of defective products may also harm our reputation with customers.
If we do not achieve additional design wins in the future, our ability to grow would be seriously limited.
Our future success depends on developers of advanced display products designing our products into their systems. To achieve design wins, we must define and deliver cost-effective, innovative and integrated semiconductors. Once a supplier’s products have been designed into a system, the developer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure on our part to obtain additional design wins with leading branded manufacturers or integrators, and to successfully design, develop and introduce new products and product enhancements could harm our business, financial condition and results of operations.
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
In recent years, various state, federal and international governments have enacted laws and regulations governing the collection, treatment, recycling and disposal of certain materials used in the manufacturing of electrical and electronic components. We will incur significant expenditures to comply with these laws and regulations and we may incur additional capital expenditures and asset impairments to ensure that our products and our vendor’s products are in compliance with these regulations. In addition, we would be subject to significant penalties for failure to comply with these laws and regulations.
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operation. For example, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. We are working to modify our products to eliminate lead from products we put on the market by July 1, 2006 as required by the RoHS Directive. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a materially adverse effect on our business, financial condition and results from operations. The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.
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
We are, and will continue to be, dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 42% of total revenue for the three months ended March 31, 2006, and 46%, 69% and 69% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 21% of total revenue for the three months ended March 31, 2006, and 22%, 31% and 39% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue attributable to our top five end customers represented 35% of total revenue for the three months ended March 31, 2006, and 34%, 33% and 35% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. As a result of these distributor and end customer concentrations, any one of the following factors could significantly impact our revenues:
•	a significant reduction, delay or cancellation of orders from one or more of our key distributors, branded manufacturers or integrators; or

•	a decision by one or more significant end customers to select products manufactured by a competitor, or its own internally developed semiconductor, for inclusion in future product generations.
The display manufacturing market is highly concentrated among relatively few large manufacturers. We expect our operating results to continue to depend on revenues from a relatively small number of customers.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of March 31, 2006 and December 31, 2005, we had two and three customers, respectively, that each represented more than 10% of accounts receivable. TED represented 15% and 16% of our accounts receivable balance as of March 31, 2006 and December 31, 2005, respectively. The failure of TED to pay this balance or any other customer to pay their outstanding balance, would result in an operating expense, which would increase our operating expenses and reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 93% of total revenue for the three months ended March 31, 2006, and 96%, 99% and 99% of total revenue in 2005, 2004 and 2003, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan and Korea that could result in an increased cost of procuring our semiconductors;
•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, Korea and Turkey;

•	reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit for foreign receivables;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan, Korea and Turkey that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting accounts receivable.
Our growing presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 47% of our employees are located in this area and we made an investment of $10,000 in SMIC, located in Shanghai, China in the third quarter of 2003. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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
We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third-party foundries for wafer fabrication and other contract manufacturers for assembly and testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect that this may occur again in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. From time to time, our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margins. We try not to maintain substantial inventories of products, but need to order products well in advance of receiving firm purchase orders for those products which could result in excess inventory or inventory shortages.
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

We use a customer owned tooling, or COT, process for manufacturing some of our products which exposes us to the possibility of poor yields and unacceptably high product costs.
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
Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process. In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development. A significant portion of our products use embedded DRAM technology and the required manufacturing processes will only be available for a limited time. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which may only be available for the next five to seven years. We have commitments from our suppliers to notify us in the event of a discontinuance of a manufacturing process in order to assist us with product transitions.
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
We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s equipment can take up to nine months or more. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. Even when we achieve a design win, the customer may never ship systems incorporating our products. We cannot assure that the time required for the testing, evaluation and design of our products by our customers would not exceed nine months. Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, inventory levels and the time we generate revenues, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally forecasted, we may experience large write-offs of capitalized license fees, product masks or other capitalized or deferred product-related costs that would negatively affect our operating results.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We hold 39 patents and have 104 patent applications pending for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.
We have incurred substantial indebtedness as a result of the sale of convertible debentures.
As of March 31, 2006, we have $140,000 of 1.75% convertible debentures outstanding. These debt obligations are due in 2024 and could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.
Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations and have increased our headcount from 377 employees at the end of the first quarter of 2005 to 470 employees at the end of the first quarter of 2006. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we could spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage growth effectively our operating expenses could increase more rapidly than our revenue, adversely affecting our statement of operations.

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
We compete with specialized and diversified electronics and semiconductor companies that offer advanced display, digital TV and IPTV semiconductor products. Some of these include ATI, Genesis Microchip, I-Chips, ITE, JEPICO Corp., Koninlijke Philips Electronics, Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon Image, Silicon Optix,

STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:
•	our board of directors is authorized, without prior shareholder approval, to increase the size of the board. Our articles of incorporation provide that if the board is increased to eight or more members, the board will be divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly change the composition of our board;

•	our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control, commonly referred to as “blank check” preferred stock;

•	members of our board of directors can only be removed for cause;

•	the board of directors may alter our bylaws without obtaining shareholder approval; and

•	shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.
Our principal shareholders have significant voting power and may take actions that may make it more difficult to sell our shares at a premium to take over candidates.
Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 23,222,641 shares or approximately 48% of our outstanding common stock and exchangeable shares as of April 28, 2006. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.
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
We believe our current cash and marketable security balances will be sufficient to meet our capital requirements for the next twelve months. However, we may need, or could elect to seek, additional funding prior to that time. To the extent that currently available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Furthermore, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Continued compliance with new regulatory and accounting requirements will be challenging and require significant resources.
We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. The process of documenting and testing our controls has required that we hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. In addition, there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.
Item 6. Exhibits.
10.1	Pixelworks, Inc. 2006 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2006). +
10.2	Pixelworks, Inc. 2006 Management Salary and Equity-Based Compensation Table (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2006). +
10.3	Terms of Employment between Pixelworks, Inc. and Michael D. Yonker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2006). +
10.4	Severance Agreement dated March 24, 2006 between Pixelworks, Inc. and Michael D. Yonker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2006). +
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.
+    Indicates a management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: May 10, 2006	/s/ Michael D. Yonker Michael D. Yonker
Vice President, Chief Financial Officer,
Treasurer and Secretary