Form 10-Q
period 2006-06-30
PIXELWORKS, INC
filed 2006-08-09
CIK 1040161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2006: 47,910,798.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$64,142	$68,604
Short-term marketable securities	51,746	59,888
Accounts receivable, net	15,418	19,927
Inventories, net	20,212	26,577
Prepaid expenses and other current assets	5,304	7,277

Total current assets	156,822	182,273

Long-term marketable securities	10,244	17,145
Property and equipment, net	28,422	29,029
Other assets, net	20,191	18,277
Debt issuance costs, net	3,253	3,780
Acquired intangible assets, net	11,138	37,321
Goodwill	—	133,731

Total assets	$230,070	$421,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,969	$7,206
Accrued liabilities and current portion of long-term liabilities	24,261	26,269
Income taxes payable	9,773	9,507

Total current liabilities	36,003	42,982

Long-term liabilities, net of current portion	10,977	13,357
Long-term debt	140,000	150,000

Total liabilities	186,980	206,339

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	321,924	316,257
Shares exchangeable into common stock	5,192	5,434
Accumulated other comprehensive loss	(3,204)	(3,503)
Deferred stock-based compensation	—	(773)
Accumulated deficit	(280,822)	(102,198)

Total shareholders’ equity	43,090	215,217

Total liabilities and shareholders’ equity	$230,070	$421,556

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue, net	$30,910	$41,315	$67,469	$81,576
Cost of revenue (1)	19,322	25,113	43,035	48,456
Impairment loss on acquired developed technology	—	—	21,330	—

Gross profit	11,588	16,202	3,104	33,120

Operating expenses:
Research and development (2)	14,300	11,720	29,993	21,173
Selling, general and administrative (3)	8,489	6,959	18,493	14,032
Impairment loss on goodwill	133,739	—	133,739	—
Impairment loss on acquired intangible assets	—	—	1,753	—
Restructuring	893	—	893	—
Amortization of acquired intangible assets	90	177	423	298

Total operating expenses	157,511	18,856	185,294	35,503

Loss from operations	(145,923)	(2,654)	(182,190)	(2,383)

Gain on repurchase of long-term debt, net	—	—	3,009	—
Interest income	1,396	1,693	2,720	3,408
Interest expense	(676)	(660)	(1,374)	(1,317)
Realized loss on sale of marketable securities	—	(779)	—	(779)
Amortization of debt issuance costs	(165)	(178)	(336)	(355)

Interest and other income, net	555	76	4,019	957

Loss before income taxes	(145,368)	(2,578)	(178,171)	(1,426)

Provision (benefit) for income taxes	201	(303)	453	13

Net loss	$(145,569)	$(2,275)	$(178,624)	$(1,439)

Net loss per share — basic and diluted	$(3.02)	$(0.05)	$(3.72)	$(0.03)

Weighted averages shares outstanding - basic and diluted	48,160	47,101	48,054	47,064

(1) Includes:

Amortization of acquired developed technology	$705	$439	$2,677	$571
Amortization of acquired inventory mark-up	—	85	26	85
Amortization of acquired backlog	—	19	—	19
Stock-based compensation	61	11	119	11
(2) Includes stock-based compensation	1,026	149	2,257	160
(3) Includes stock-based compensation	1,336	59	2,847	64
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(178,624)	$(1,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss on goodwill	133,739	—
Impairment loss on acquired intangible assets	23,083	—
Depreciation and amortization	8,759	6,407
Stock-based compensation	5,223	235
Amortization of acquired intangible assets	3,100	888
Gain on repurchase of long-term debt, net	(3,009)	—
Amortization of debt issuance costs	336	355
(Gain) loss on asset disposals	100	(83)
Other	54	33
Loss on sale of marketable securities	—	779
Tax benefit from stock options	—	378
Changes in operating assets and liabilities:
Accounts receivable, net	4,509	932
Inventories, net	6,365	4,383
Prepaid expenses and other current and long-term assets, net	1,374	(1,082)
Accounts payable	(5,237)	(234)
Accrued current and long-term liabilities	739	(2,668)
Income taxes payable	266	(2,079)

Net cash provided by operating activities	777	6,805

Cash flows from investing activities:
Proceeds from maturities of marketable securities	30,432	201,035
Purchases of marketable securities	(15,124)	(90,036)
Payments on asset financings	(11,458)	(2,441)
Purchases of property and equipment	(3,115)	(4,708)
Purchases of other assets	(150)	(1,929)
Acquisition of Equator Technologies, Inc., net of cash acquired	—	(107,051)
Proceeds from sale of assets	—	57

Net cash provided by (used in) investing activities	585	(5,073)

Cash flows from financing activities:
Repurchase of long-term debt	(6,800)	—
Proceeds from issuances of common stock	976	924
Debt issuance costs	—	(7)

Net cash provided by (used in) financing activities	(5,824)	917

Net change in cash and cash equivalents	(4,462)	2,649
Cash and cash equivalents, beginning of period	68,604	32,585

Cash and cash equivalents, end of period	$64,142	$35,234

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,345	$1,317
Income taxes	58	1,686

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$5,451	$7,910
Tenant improvement allowances received	959	—
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
Condensed Consolidated Financial Statements
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such regulations, although we believe that the disclosures provided are adequate to prevent the information presented from being misleading.
The financial information included herein for the three and six month periods ended June 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2005 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2006.
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

NOTE 2: STOCK-BASED COMPENSATION
Stock-Based Compensation Expense
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including stock options, based on the estimated fair value of the awards. Under SFAS 123R, the fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 relating to SFAS 123R, which we have applied in our adoption of SFAS 123R. Upon adoption of SFAS 123R, we elected to attribute the value of stock-based compensation to expense on the straight line basis.
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
We used the modified prospective transition method in adopting SFAS 123R. Our condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2006 reflect the impact of SFAS 123R, and the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
Stock-based compensation expense recognized in our condensed consolidated statement operations for the three and six months ended June 30, 2006 includes 1) compensation expense of $2,085 and $4,680, respectively, for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense of $338 and $543, respectively, for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For the three and six months ended June 30, 2006, loss before income taxes and net loss would have been lower by $2,326 and $4,947, respectively, and basic and diluted net loss per share would have been $2.97 and $3.61, respectively, had we continued to account for our share-based awards to employees in accordance with APB 25.
No stock-based compensation cost was capitalized as part of an asset during the three or six months ended June 30, 2006. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There was no realized excess tax benefits in the three or six months ended June 30, 2006.

The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock Option Plans:
Risk free interest rate	4.96%	3.96%	4.63%	4.01%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	4.4	6.0	4.5	6.5
Volatility	74%	94%	76%	95%

Employee Stock Purchase Plan:
Risk free interest rate	4.53%	2.42%	4.53%	2.00%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5	1.0	0.5	0.8
Volatility	47%	79%	47%	92%
The weighted average fair value of options granted during the three and six month periods ended June 30, 2006 and 2005 was $2.07, $2.78, $6.73 and $7.20, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. The expected term is estimated using expected and historical exercise behavior. The expected volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that could impact volatility.
Had we accounted for stock-based compensation in accordance with SFAS 123 prior to January 1, 2006, our net loss would have approximated the following pro-forma amounts:

	Three	Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(2,275)	$(1,439)
Add: Stock-based compensation included in reported net loss, net of related tax effects	193	232
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(3,315)	(7,435)

Pro-forma net loss	$(5,397)	$(8,642)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.03)

Pro-forma	$(0.11)	$(0.18)

As of June 30, 2006, unrecognized compensation cost is $19,990, which is expected to be recognized as compensation expense over a weighted average period of 2.8 years.
Stock Option Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), under which 4,000,000 shares of our common stock may be issued. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, “Old Stock Incentive Plans”). No additional options may be issued under the Old Stock Incentive Plans, although previously granted awards under the Old Stock Incentive Plans will remain outstanding according to their original terms.
Options granted must generally be exercised while the individual is an employee and within ten years of the date of grant. Our new hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant, and 2.083% on the last day of every month thereafter for a total of thirty-six additional increments. Our merit vesting schedule provides that options become exercisable monthly for a period of 4 years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year.
The following is a summary of stock option activity for the six months ended June 30, 2006:

		Weighted
		average
	Number	exercise
	of shares	price
Options outstanding as of December 31, 2005	9,163,482	$10.09
Granted	1,586,855	4.47
Exercised	(343,184)	0.83
Forfeited	(930,209)	9.71
Expired	(766,592)	14.99

Options outstanding as of June 30, 2006	8,710,352	$9.04

During the six months ended June 30, 2006, the total intrinsic value of options exercised was $1,231, for which no income tax benefit has been recorded. As of June 30, 2006, the total intrinsic value of options outstanding was $1,485, and the options had a weighted average remaining contractual life of 7.6 years.
As of June 30, 2006, there were 4,311,232 options exercisable with a weighted average exercise price of $10.14, an aggregate intrinsic value of $1,363, and a weighted average remaining contractual life of 6.3 years.
As of June 30, 2006, there were 8,552,722 options vested and expected to vest with a weighted average exercise price of $9.08, an aggregate intrinsic value of $1,482, and a weighted average remaining contractual life of 0.8 years.
As of June 30, 2006, 3,747,500 shares were available for grant under the 2006 Plan.

Employee Stock Purchase Plan
A total of 1,700,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the six months ended June 30, 2006, the Company issued 142,719 shares under the ESPP for proceeds of approximately $691. As of June 30, 2006, there were 709,204 shares available for issuance under this plan.
NOTE 3: BALANCE SHEET COMPONENTS
Marketable Securities
As of June 30, 2006 and December 31, 2005, all of our short- and long-term marketable securities were classified as available-for-sale.
Unrealized holding losses on short- and long-term available-for-sale securities, net of tax, were $94 and $3,110, respectively, as of June 30, 2006 and $147 and $3,356, respectively, as of December 31, 2005. These unrealized holding losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, in the condensed consolidated balance sheets.
We have determined that as of June 30, 2006, gross unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses.
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

	June 30,	December 31,
	2006	2005
Accounts receivable, gross	$15,618	$20,139
Less: allowance for doubtful accounts	(200)	(212)

Accounts receivable, net	$15,418	$19,927

The only change in the allowance for doubtful accounts during the six months ended June 30, 2006 and 2005 was the write-off of approximately $12 in the six month period ended June 30, 2006.

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items. Inventories, net consists of the following:

	June 30,	December 31,
	2006	2005
Finished goods	$17,095	$20,623
Work-in-process	6,504	7,350

	23,599	27,973
Less: reserve for slow moving and obsolete items	(3,387)	(1,396)

Inventory, net	$20,212	$26,577

The following is the change in our reserve for slow moving and obsolete items:

	Six Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$1,396	$1,589
Provision	3,447	357
Usage:
Inventory utilized	(218)	(327)
Inventory scrapped	(1,238)	(110)

Total usage	(1,456)	(437)

Balance at end of period	$3,387	$1,509

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at June 30, 2006 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material impact on gross profit margin.
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2006	2005
Gross carrying amount of assets	$66,382	$60,546
Less: accumulated depreciation and amortization	(37,960)	(31,517)

Property and equipment, net	$28,422	$29,029

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	June 30,	December 31,
	2006	2005
Gross carrying amount:
Developed technology	$19,170	$40,500
Customer relationships	1,689	3,400
Backlog and trademark	758	800

	21,617	44,700
Accumulated amortization:
Developed technology	(8,734)	(6,057)
Customer relationships	(987)	(614)
Backlog and trademark	(758)	(708)

	(10,479)	(7,379)

Acquired intangible assets, net	$11,138	$37,321

In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the Internet Protocol Television (“IPTV”) technology that we acquired as a result of our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005 with our advanced television technology product developments. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. As a result of this change, we performed an impairment analysis in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of March 31, 2006 on acquired intangible assets. We recorded impairment losses on the developed technology, customer relationships and trademark intangible assets acquired from Equator. The impairment losses were equal to the excess of the carrying value over the estimated fair value of these intangible assets. Estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives. The impairment loss of $23,083 is included in our statement of operations for the six month period ended June 30, 2006, of which $21,330 is related to developed technology and is included in cost of revenue.
Estimated amortization expense is as follows:

Six Months Ending December 31:
2006	$1,589
Year Ending December 31:
2007	3,179
2008	2,984
2009	2,336
2010	1,050

$11,138

Goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002, and Panstera in January 2001. We perform our annual goodwill impairment test in accordance with SFAS 142, Goodwill and Other Intangible Assets on January 1st each year, and have assigned all goodwill to a single, enterprise-level reporting unit. We performed our 2006 annual impairment test on January 1, 2006 and determined that no impairment existed.
As the market value of our common stock fell below our book value during the three months ended June 30, 2006, we performed an additional goodwill impairment test on June 30, 2006. As a result of the analysis, we recorded an impairment loss on goodwill of $133,739 during the three months ended June 30, 2006. We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. In the allocation, goodwill was determined to have no implied fair value and as a result, the entire balance was written off.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	June 30,	December 31,
	2006	2005
Current portion of accrued liabilities for asset financings	$9,512	$11,940
Accrued payroll and related liabilities	4,668	5,294
Accrued manufacturing liabilities	4,109	3,612
Accrued commissions and royalties	918	1,232
Reserve for warranty returns	824	577
Accrued interest payable	364	335
Reserve for sales returns and allowances	243	237
Other	3,623	3,042

	$24,261	$26,269

The following is the change in our reserve for sales returns and allowances:

	Six Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$237	$524
Provision	265	141
Charge offs	(259)	(277)

Balance at end of period	$243	$388

The following is the change in our reserve for warranty returns:

	Six Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$577	$419
Provision	871	510
Charge offs	(624)	(276)

Balance at end of period	$824	$653

Long-Term Debt
As of June 30, 2006, we have $140,000 of convertible subordinated debentures (the “debentures”) outstanding. The debentures are due in 2024 and bear interest at a rate of 1.75% per annum, payable on May 15th and November 15th of each year.
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
We have filed a shelf registration statement with the SEC covering resales of the debentures and the common stock issuable upon conversion of the debentures. The registration statement was declared effective August 24, 2004. The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.
In February 2006, we repurchased in the open market, and retired, $10,000 of our outstanding debentures for $6,800. We recognized a gain through other income on the repurchase of $3,200 which is included in our statement of operations for the six months ended June 30, 2006, net of a write-off of $191 of debt issuance costs.

NOTE 4: COMPREHENSIVE LOSS
Total comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(145,569)	$(2,275)	$(178,624)	$(1,439)
Unrealized gain (loss) on available-for-sale investments, net of tax	(490)	1,161	299	(472)

Total comprehensive loss	$(146,059)	$(1,114)	$(178,325)	$(1,911)

NOTE 5: RESTRUCTURING
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the IPTV technology that we acquired from Equator with our advanced television technology product developments. We will no longer pursue other stand-alone digital media streaming markets that are not core to advanced television. The plan also contemplates continuing to make critical infrastructure investments in people, process and tools to improve our time to market on new product designs. During the second quarter of 2006, we recognized $893 in restructuring expense which includes termination benefits paid of $711 and costs associated with the consolidation of leased space of $182. As of June 30, 2006, we have approximately $194 in accrued liabilities related to the restructuring, which will be paid by December 31, 2006. We expect to incur additional restructuring charges between $2,000 and $2,300 in the third quarter of 2006 related to the plan, with approximately 50% related to the consolidation of leased space and 50% related to the payment of termination benefits.
NOTE 6: INCOME TAXES
During the six months ended June 30, 2006 and 2005, income tax expense was $453 and $13, respectively. Income tax expense for both periods was primarily associated with taxes from continuing operations, a change in valuation allowance, and contingencies related to potential tax exposure in foreign jurisdictions. We are projecting a permanent difference of $133,739 for the year ending December 31, 2006 as a result of the impairment loss on goodwill for the year then ending.
As of June 30, 2006, we have a valuation allowance against essentially all of our net deferred tax assets as we cannot conclude that it is more likely than not that we will be able to realized the benefit of these assets. The income tax payable recorded on the condensed consolidated balance sheet relates primarily to our estimate of amounts payable in foreign jurisdictions.
NOTE 7: EARNINGS PER SHARE
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
Weighted average shares used in the calculation of diluted net loss per share was the same as weighted average shares used in calculating basic net loss per share for the three and six month periods ended June 30, 2006 and 2005. The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive because of our net loss position for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options	8,908,416	8,563,243	9,027,131	8,238,606
Conversion of debentures	5,748,778	6,159,405	5,847,465	6,159,405
Included in the table above are weighted average shares related to stock options of 8,256,478 and 6,286,361 for the three months ended June 30, 2006 and 2005, respectively, and 8,284,607 and 5,499,243 for the six months ended June 30, 2006 and 2005, respectively, with exercise prices equal to or greater than the average market price of Pixelworks common stock during the respective period.
Net loss used in the calculation of diluted net loss per share was the same as the net loss used in calculating basic net loss per share for the three and six month periods ended June 30, 2006 and 2005.
NOTE 8: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits and software for use in electronic display devices.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Japan	$13,838	$15,905	$26,895	$29,660
Taiwan	4,074	6,973	9,135	17,328
Korea	3,363	3,040	7,954	6,828
China	2,951	6,872	7,677	11,862
Europe	2,026	7,324	5,136	13,613
Canada	2,397	—	4,097	—
U.S.	1,179	315	3,619	799
Other	1,082	886	2,956	1,486

	$30,910	$41,315	$67,469	$81,576

Significant Customers
Sales to distributors represented 50% and 53% of total revenue for the three months ended June 30, 2006 and 2005, respectively, and 46% and 53% for the six months ended June 30, 2006 and 2005, respectively. One distributor accounted for more than 10% of total revenue for the three and six month periods ended June 30, 2006 and 2005. This distributor represented 25% and 26% for the three month periods ended June 30, 2006 and 2005, respectively, and 23% and 25% for the six months ended June 30, 2006 and 2005, respectively.
End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 43% and 41% of revenue for the three months ended June 30, 2006 and 2005, respectively, and 38% and 36% for the six months ended June 30, 2006 and 2005, respectively. Revenue attributable to the following end customers accounted for 10% or more of total revenue in at least one of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Customer A	17%	10%	15%	8%
Customer B	1%	13%	2%	8%

The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	June 30,	December 31,
	2006	2005
Account A	18%	16%
Account B	18%	5%
Account C	11%	11%
Account D	10%	7%
Account E	2%	14%
NOTE 9: RISKS AND UNCERTAINTIES
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
NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to intellectual property and other matters. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The amount of the indemnification is limited to the amount paid by the customer or to an amount that bears a reasonable relationship to those amounts. As of June 30, 2006, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations but would not materially affect our business.
Legal Proceedings
We are involved in litigation from time to time that is routine in nature and incidental to our business. We believe that the outcome of any such current litigation would not have a material adverse effect on our financial condition, results of operations or cash flows.
We have filed a claim against funds placed in escrow in connection with the Equator acquisition. The outcome of this claim is uncertain, and the amount recoverable will not be known until the claim is settled. We will record the amounts recoverable, if any, in our consolidated financial statements once the claim is settled.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Additionally, our contract manufacturers may purchase custom raw materials used in the production of our parts. If the materials are not used, we may be required to reimburse the contract manufacturer for the cost of the materials. Such obligations could impact our immediate results of operations but would not materially affect our business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to: changes in growth in the advanced television, multimedia projector, digital media streaming devices and flat panel monitor industries; changes in customer ordering patterns or lead times; timing of design introductions and design win cycles; the success of our products in expanded markets; success in achieving operating efficiencies from our restructuring efforts; competitive factors, such as rival chip architectures, introduction or traction by competing designs or pricing pressures; insufficient, excess or obsolete inventory and variations in inventory valuation; our product mix; new product yield rates, changes in regional demand for our products, non-acceptance of the combined technologies by leading manufacturers; changes in recoverability of intangible and long-lived assets; increased competition; continued adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions; failure to design, develop and manufacture new products; lack of success in technological advancements; lack of acceptance of new products; unexpected changes in the demand for our products and services; the inability to successfully manage inventory pricing pressures; failure to reduce costs or improve operating efficiencies; changes to and compliance with international laws and regulations; currency fluctuations; and our ability to attract, hire and retain key and qualified employees.
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
(Dollars in thousands, except per share data)
Overview
We are a leading designer, developer and marketer of semiconductors and software for use in advanced televisions, multimedia projectors, digital streaming devices and flat panel products. Our system-on-chip and discrete semiconductors provide the ‘intelligence’ for these types of displays and devices by processing and optimizing video and computer graphic signals to produce high-quality images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide all of the electronics necessary to process the signal along its entire path through the system in order to provide a turn-key solution for our customers.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. Sales to distributors represented 50% and 53% of total revenue for the three months ended June 30, 2006 and 2005, respectively, and 46% and 53% for the six months ended June 30, 2006 and 2005, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributor may provide longer payment terms to an end customer than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 43% and 41% of total revenue for the three months ended June 30, 2006 and 2005, respectively, and 38% and 36% for the six months ended June 30, 2006 and 2005, respectively.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96% and 99% of total revenue for the three months ended June 30, 2006 and 2005, respectively, and 95% and 99% for the six months ended June 30, 2006 and 2005, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.
In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the Internet Protocol Television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product developments. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. This focus and integration will result in lower compensation costs and allow us to consolidate and reduce rent expense. During the three months ended June 30, 2006, we incurred restructuring charges of $893. We expect restructuring charges between $2,000 and $2,300 in the third quarter of 2006 related to the plan, with approximately 50% related to the consolidation of leased space and 50% related to the payment of termination benefits.
We performed an impairment analysis as of March 31, 2006 on the intangible developed technology, customer relationships and trademark assets acquired from Equator and recorded impairment losses of $23,083 in the first quarter of 2006, which was the excess of the carrying amount over the estimated fair value of the assets. The estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives.
We performed an impairment analysis as of June 30, 2006 on goodwill and recorded an impairment loss of $133,739 in the second quarter of 2006, which was the excess carrying amount of goodwill over the implied fair value of goodwill. The implied fair value of goodwill was determined in a manner consistent with a purchase price allocation in a business combination. Goodwill was determined to have no implied fair value and as a result, the entire balance was written off.
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
Certain distributors also have price protection provisions in their distributor agreements with us. Under the price protection provisions, we grant distributors credit if they purchased product for a specific customer and we subsequently lowered the price to the customer such that the distributor could no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection credits is included in our reserve for sales returns and allowances.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the remaining useful life and recoverability of equipment and other assets, including intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value based on discounted cash flows.
We performed an impairment test on certain acquired intangible assets as of March 31, 2006 and determined such assets were impaired. As such, we recorded an impairment loss on acquired intangible assets during the three months ended March 31, 2006.
Goodwill. Goodwill represents the excess cost over the fair value of net assets acquired in business combinations and is not amortized. We test goodwill annually for impairment, and more frequently if events or circumstances indicate that it may be impaired. The impairment tests are performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test in the first quarter of each year.
We did not record any goodwill impairment charges in 2005, 2004 or 2003 as a result of the impairment tests performed. We performed our 2006 annual impairment test on January 1, 2006 and determined that no impairment existed. As the market value of our common stock fell below our book value during the three months ended June 30, 2006, we performed an additional goodwill impairment test on June 30, 2006. As a result of this analysis, we recorded an impairment loss on goodwill of $133,739 during the three months ended June 30, 2006.
Stock-Based Compensation. In accordance with SFAS 123R, Share-Based Payment, we estimate the fair value of shared-based payments using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of share-based payments is recognized as compensation expense over the requisite service period, generally the vesting period. When there are any changes to the assumptions used in the option-pricing model, including fluctuations in market price of our common stock, there will be variations in calculated fair value of the share-based payments, causing variation in the compensation cost recognized.

Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that we will be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be credited to the statement of operations or equity in the period such determination is made.
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

Results of Operations
The following table sets forth certain financial data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Revenue, net	$30,910	100.0%	$ 41,315	100.0%	$67,469	100.0%	$ 81,576	100.0%
Cost of revenue	19,322	62.5	25,113	60.8	43,035	63.8	48,456	59.4
Impairment loss on acquired developed technology	—	—	—	—	21,330	31.6	—	—

Gross profit	11,588	37.5	16,202	39.2	3,104	4.6	33,120	40.6

Operating expenses:
Research and development	14,300	46.3	11,720	28.4	29,993	44.5	21,173	26.0
Selling, general and administrative	8,489	27.5	6,959	16.8	18,493	27.4	14,032	17.2
Impairment loss on goodwill	133,739	432.7	—	—	133,739	198.2	—	—
Impairment loss on acquired intangible assets	—	—	—	—	1,753	2.6	—	—
Restructuring	893	2.9	—	—	893	1.3	—	—
Amortization of acquired intangible assets	90	0.3	177	0.4	423	0.6	298	0.4

Total operating expenses	157,511	509.6	18,856	45.6	185,294	274.6	35,503	43.5

Loss from operations	(145,923)	(472.1)	(2,654)	(6.4)	(182,190)	(270.0)	(2,383)	(2.9)

Gain on repurchase of long-term debt, net	—	—	—	—	3,009	4.5	—	—
Interest income	1,396	4.5	1,693	4.1	2,720	4.0	3,408	4.2
Interest expense	(676)	(2.2)	(660)	(1.6)	(1,374)	(2.0)	(1,317)	(1.6)
Realized loss on sale of marketable securities	—	—	(779)	(1.9)	—	—	(779)	(1.0)
Amortization of debt issuance costs	(165)	(0.5)	(178)	(0.4)	(336)	(0.5)	(355)	(0.4)

Interest and other income, net	555	1.8	76	0.2	4,019	6.0	957	1.2

Loss before income taxes	(145,368)	(470.3)	(2,578)	(6.2)	(178,171)	(264.1)	(1,426)	(1.7)

Provision (benefit) for income taxes	201	0.7	(303)	(0.7)	453	0.7	13	0.0

Net loss	$(145,569)	(470.9)%	$(2,275)	(5.5)%	$(178,624)	(264.7)%	$(1,439)	(1.8)%

Percentages may not add due to rounding.

Revenue
Revenue decreased $10,405, or 25.2%, in the second quarter of 2006 compared to the second quarter of 2005. Revenue decreased $14,107, or 17.3%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Multimedia projector	47%	34%	42%	32%
Advanced television	27%	55%	33%	57%
Digital streaming media devices	16%	1%	15%	0%
LCD monitor	8%	7%	7%	8%
Other	2%	3%	3%	3%
Multimedia Projector
Multimedia project revenue increased 3% and 9% in the three and six month periods ended June 30, 2006, respectively, relative to the comparable periods of 2005. The increases in multimedia projector revenue were driven by an increase in units sold of 3% in the second quarter of 2006 compared to the second quarter of 2005, with only a negligible change in the average selling price, and an increase in units sold of 14% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, partially offset by a decrease in average selling price of 4%. The increases in units sold resulted from our end customers’ strength in the market, and the stabilization of the Digital Light Processing (“DLP”)/polysilicon market split.
We expect revenue from the multimedia projector market for the third quarter of 2006 to be up approximately 10% to 15% from the second quarter of 2006.
Advanced Television
Revenue in the advanced television market includes products sold into the flat panel television sector, which is comprised of liquid crystal display (“LCD”) and plasma televisions, and products sold into digital cathode ray tube (“CRT”) and digital rear projection televisions. Advanced television revenue decreased 63% and 52% in the three and six month periods ended June 30, 2006, respectively, relative to the comparable periods of 2005.
Units sold and average selling price decreased 53% and 22%, respectively, in the second quarter of 2006 compared to the second quarter of 2005, and 39% and 21%, respectively, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decreases are due to the loss of a key original equipment manufacturer customer in Europe, customer transitions from our older generation products to our newer products, and weakness in the market in China and Europe. Declines in average selling prices are characteristic of the industry and the markets we serve. As such, we expect declines to occur again in the future. However, we cannot predict when or how severe they will be.
We expect revenue from the advanced television market for the third quarter of 2006 to be up approximately 20% to 30% from the second quarter of 2006 as customers begin to ramp new product designs.

Digital Streaming Media Devices
Revenue in the digital streaming media devices market resulted from our acquisition of Equator in June 2005. This market includes videoconferencing, set-top box, imaging, and other miscellaneous applications.
In April 2006, we initiated a plan whereby we will be integrating the IPTV elements of the Equator technology we acquired with our advanced television technology product developments. We will no longer pursue stand-alone digital media streaming markets that are not core to advanced television, but will continue to provide customers with existing products. As a result, we expect to see revenue from existing customers in this market coming down over time. In the third quarter of 2006, we expect our digital streaming media devices revenue to be down approximately 10% to 15% from the second quarter of 2006.
LCD Monitor
Revenue in the LCD monitor market decreased 19% and 25% in the three and six month periods ended June 30, 2006, respectively, relative to the comparable periods of 2005. Units sold and average selling price decreased 3% and 16%, respectively, in the second quarter of 2006 compared to the second quarter of 2005 and 7% and 19%, respectively, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease in units sold is primarily due to our decision to focus on higher end products and to discontinue development of mainstream products for this market, rather than any particular industry dynamics.
We expect LCD monitor revenue to be flat from the second quarter to the third quarter of 2006.
Other
Other revenue includes LCD panel revenue and revenue from small niche markets. LCD panel revenue was approximately 2% of total revenue in the three and six month periods ended June 30, 2006. In the future, we expect revenue from this developing market to grow as we are able to secure design wins. Revenue from small niche markets is not expected to be significant in the near future.
Cost of revenue and gross profit
Cost of revenue includes purchased materials, assembly, test, labor, warranty expense, royalties, provisions for slow-moving and obsolete inventory, amortization of acquired developed technology, stock-based compensation and information technology and facilities allocations, as well as an impairment loss on acquired developed technology in 2006 and the amortization of the fair value adjustment on acquired inventory in 2005.
Gross profit margin in the second quarter of 2006 was 37.5%, compared to gross profit margin of 39.2% in the second quarter of 2005 and 4.6% in the six months ended June 30, 2006 compared to 40.6% in the six months ended June 30, 2005.
The decrease in gross profit in the second quarter of 2006 compared to the second quarter of 2005 resulted from higher provisions for slow moving and obsolete inventory, and to charges incurred for custom materials that were never put into production at one of our subcontract manufacturers. The increase in inventory provisions is primarily due to regulations imposed by the European Union’s Restriction of Hazardous Substance Directive, which prevents us from selling parts containing specific hazardous substances such as lead to certain of our customers.

The decrease in gross profit in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted primarily from the recognition of an impairment loss on acquired developed technology of $21,330 and from increases in amortization of acquired developed technology. Additionally, provisions for slow moving and obsolete inventory, charges for custom materials never utilized, and an increase in warranty expense contributed to the decrease in gross profit.
Estimated amortization of acquired developed technology is $1,410 for the six months ending December 31, 2006, and $2,820, $2,820, $2,336 and $1,050 for the years ending December 31, 2007, 2008, 2009 and 2010, respectively.
We expect our gross profit to be between 40% and 42% in the third quarter of 2006.
Research and development
Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services, expensed equipment and information technology and facilities allocations.
Research and development expense increased $2,580, or 22%, in the second quarter of 2006 compared to the second quarter of 2005 primarily due to the following:
•	Stock-based compensation increased $877 as a result of our adoption of SFAS 123R on January 1, 2006. Under SFAS 123R, we fair value options granted using the Black-Scholes option-pricing model and recognize stock-based compensation expense over the requisite service period, generally the vesting period. Previously, stock-based compensation expense was only recognized in the event options were granted at an exercise price less than the market price of our common stock on the date of grant.
•	Compensation expense increased $427. While research and development headcount decreased from 268 at June 30, 2005 to 244 at June 30, 2006 due to the restructurings we initiated in October 2005 and April 2006, average headcount for the second quarter of 2006 was 247 compared to 217 for the second quarter of 2005. The increase in average headcount resulted from the acquisition of Equator in June 2005 and from increased headcount in our Shanghai design center.
•	Depreciation and amortization expense increased $358 due to investments in licensed technology and software design tools.
•	Outside services and non-recurring engineering and development expenses increased $345 due to our continued product development efforts.
•	Facilities and information technology expenses allocated to research and development increased $339. This was primarily driven by increased rent and depreciation and amortization expense, which resulted from our acquisition of Equator and investments made in property and equipment, respectively.

Research and development expense increased $8,820, or 42%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the following:
•	Compensation expense increased $2,112 due to higher average headcount in research and development personnel. Average headcount for the six months ended June 30, 2006 was 251 compared to 202 for the six months ended June 30, 2005.
•	Stock-based compensation increased $2,097 as a result of our adoption of SFAS 123R on January 1, 2006.
•	Depreciation and amortization expense increased $1,422 due to investments in licensed technology and software design tools.
•	Outside services and non-recurring engineering and development expenses increased $1,377.
•	Facilities and information technology expenses allocated to research and development increased $1,064.
As a result of the restructuring plan announced on April 25, 2006, we anticipate a reduction in operating expenses in future periods.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, information technology and facilities allocations, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense increased $1,530, or 22%, in the second quarter of 2006 compared to the second quarter of 2005 primarily due to the following offsetting factors:
•	Stock-based compensation expense increased $1,277 due to our adoption of SFAS 123R on January 1, 2006.
•	Compensation expense increased $405. While average selling, general and administrative headcount for the second quarter of 2006 was consistent with average headcount for the second quarter of 2005 at 178 compared to 180, respectively, compensation expense increased due to the timing and size of headcount additions related to the acquisition of Equator in June 2005 and headcount reductions related to the restructuring initiated in April 2006. In addition, we incurred higher costs related to expatriate sales and marketing personnel on assignment in Asia.
•	Facilities and information technology expenses allocated to selling, general and administrative increased $128.
•	Travel and meals and entertainment expenses decreased $161 primarily due to our efforts to control discretionary spending.
•	Commission expense decreased $185 as a result of an overall decrease in revenue.

Selling, general and administrative expense increased $4,461, or 32%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to the following offsetting factors:
•	Stock-based compensation expense increased $2,783 due to our adoption of SFAS 123R on January 1, 2006.
•	Compensation expense increased $1,255 due to higher average headcount in administrative, sales and marketing personnel. Average headcount for the six months ended June 30, 2006 was 184 compared to average headcount of 170 for the six months ended June 30, 2005.
•	Facilities and information technology expenses allocated to selling, general and administrative increased $519.
•	Accounting and legal expense increased $201.
•	Commission expense decreased $220.
As a result of the restructuring plan announced on April 25, 2006, we anticipate a reduction in operating expenses in future periods.
Impairment loss on goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002, and Panstera in January 2001. In the second quarter of 2006, we recorded an impairment loss on goodwill of $133,739, which represents the excess carrying amount of goodwill over the implied fair value of goodwill. The implied fair value of goodwill was determined in a manner consistent with a purchase price allocation in a business combination. Goodwill was determined to have no implied fair value and as a result, the entire balance was written off.
Impairment loss on acquired intangible assets
We recorded customer relationships and trademark assets in connection with the acquisition of Equator. In the first quarter of 2006, we recorded an impairment loss on the customer relationships and trademark assets of $1,753, which represents the excess of the carrying amount over the estimated fair value of the assets. As of June 30, 2006, the net book value of the customer relationships intangible asset is $702, which will be amortized over its remaining useful life. The trademark asset was determined to have no remaining value.
Restructuring
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the IPTV technology that we acquired from Equator with our advanced television technology product developments. We will no longer pursue other stand-alone digital media streaming markets that are not core to advanced television. The plan also contemplates continuing to make critical infrastructure investments in people, process and tools to improve our time to market on new product designs. During the second quarter of 2006, we recognized $893 in restructuring expense which is comprised of termination benefits paid of $711 and costs associated with the consolidation of leased space of $182. As of June 30, 2006, we have approximately $194 in accrued liabilities related to the restructuring.

We expect restructuring charges between $2,000 and $2,300 in the third quarter of 2006 related to the plan, with approximately 50% related to the consolidation of leased space and 50% related to the payment of termination benefits.
Amortization of acquired intangible assets
Amortization of acquired intangible assets includes amortization of the customer relationships and trademark assets we recorded in connection with the Equator acquisition, as well as amortization on an assembled workforce asset we recorded in connection with the Jaldi asset acquisition in September 2002. These acquired intangible assets are amortized on a straight line basis over the following useful lives: customer relationships, three years; trademark, one year; and assembled workforce, three years. As of December 31, 2005, the assembled workforce asset was fully amortized. Estimated amortization of acquired intangible assets is $179 for the six months ending December 31, 2006 and $359 and $164 for the years ending December 31, 2007 and 2008, respectively.
Interest and other income, net
Interest and other income, net includes a gain on the repurchase of debentures, interest income earned on cash equivalents and short- and long-term marketable securities, interest expense related to our 1.75% debentures, realized loss on sale of marketable securities and amortization of debt issuance costs which have been capitalized and are included in long-term assets in the condensed consolidated balance sheets.
Interest and other income, net increased $479, or 630%, in the second quarter of 2006 compared to the second quarter of 2005. This increase is due to the recognition of a realized loss on the sale of marketable securities of $779 in the second quarter of 2005 related to the liquidation of marketable securities to fund the acquisition of Equator, offset by a decrease in interest income of $297, which resulted from the decrease in our average combined cash and cash equivalents and short- and long-term marketable securities balances during the second quarter of 2006 compared to the second quarter of 2005.
Interest and other income, net increased $3,062, or 320%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase is primarily due to the recognition of a gain of $3,009 in the first quarter of 2006 related to the repurchase of $10,000 of our 1.75% outstanding debentures, offset by a decrease in interest income of $688, which resulted from the decrease in our average combined cash and cash equivalents and short- and long-term marketable securities balances during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Additionally, we recognized a realized loss on the sale of marketable securities of $779 in the six months ended June 30, 2005.
Provision for income taxes
The provision for income taxes was $201 and $453 for the three and six month periods ended June 30, 2006, respectively, despite our loss before income taxes for each respective period. The effective tax rate differs from the federal statutory rate primarily due to the generation of net operating loss, impairment loss recognized on goodwill and federal, state and foreign tax credit carryforwards, offset by the establishment of a valuation allowance against such losses and carryforwards generated and contingent amounts recorded for potential exposures in foreign jurisdictions.
We recorded a benefit for income taxes of $303 for the three months ended June 30, 2005 and a provision for income taxes of $13 for the six months ended June 30, 2005. The effective tax rate differed from the federal statutory rate primarily due to the utilization of various federal, state and foreign tax credits, the accrual of contingent amounts related to potential exposures in foreign jurisdictions, and the establishment of a valuation allowance against credits generated in a foreign jurisdiction.
Liquidity and Capital Resources
Cash and cash equivalents and short- and long-term marketable securities
As of June 30, 2006, we had cash and cash equivalents of $64,142, short- and long-term marketable securities of $61,990 and working capital of $120,819. Cash provided by operations was $777 for the six months ended June 30, 2006 compared to cash provided by operations of $6,805 for the six months ended June 30, 2005. Cash provided by operating activities for the six months ended June 30, 2006 resulted primarily from decreases in accounts receivable and inventory balances offset by the net loss incurred and a decrease in accounts payable during the period. Cash provided by operating activities for the six months ended June 30, 2005 resulted primarily from net income generated before depreciation and amortization and a decrease in inventory balances during the period, partially offset by decreases in accounts payable, accrued current and long-term liabilities and income taxes payable.
Cash provided by investing activities was $585 for the six months ended June 30, 2006 compared to cash used in investing activities of $5,073 for the six months ended June 30, 2005. Cash provided by investing activities for the six months ended June 30, 2006 consisted of proceeds from maturities of marketable securities partially offset by purchases of marketable securities, payments on accrued balances related to asset purchases, and purchases of property and equipment. Cash used in investing activities in the six months ended June 30, 2005 consisted of the acquisition of Equator, purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset purchases, partially offset by proceeds from maturities of marketable securities.
Cash used in financing activities was $5,824 for the six months ended June 30, 2006 compared to cash provided by financing activities of $917 for the six months ended June 30, 2005. Cash used in financing activities for the six months ended June 30, 2006 included the repurchase of long-term debt, partially offset by proceeds from issuances of common stock from the exercise of stock options and through the employee stock purchase plan. Cash provided by financing activities for the six months ended June 30, 2005 consisted of proceeds from the issuance of common stock from the exercise of stock options and through the employee stock purchase plan.
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
Accounts receivable, net
Accounts receivable, net decreased to $15,418 at June 30, 2006 from $19,927 at December 31, 2005. This decrease is attributable to lower revenue during the three months ended June 30, 2006 compared to the three months ended December 31, 2005. Average days sales outstanding increased from 41 in the fourth quarter of 2005 to 45 in the second quarter of 2006.

Inventories, net
Inventories, net decreased to $20,212 as of June 30, 2006 from $26,577 as of December 31, 2005. Inventory turnover on an annualized basis decreased from 3.6 at December 31, 2005 to 3.4 at June 30, 2006, which represents approximately fifteen weeks of inventory on hand.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of SFAS 109, Accounting for Income Taxes and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early application encouraged if financial statements, including interim financial statements, have not been issued in the period of adoption. The provisions of FIN 48 shall be applied to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not criteria at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately, which is the difference between the net amount of assets and liabilities recognized in the statements of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying the provisions of FIN 48. We are in the process of assessing the impact that the adoption of FIN 48 will have on our consolidated financial statements. At this time, we cannot reasonably estimate the impact, if any, that the adoption will have on our consolidated statement of position or results of operations.
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
As of June 30, 2006, we had convertible subordinated debentures of $140,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Item 4. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our April 2006 restructuring plan is designed to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business in advanced televisions. The plan involves integrating the Internet Protocol Television (“IPTV”) technology we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product developments, reducing compensation expense, consolidating office space, and reducing other discretionary spending. The plan may take longer to implement than we expect, which could impact the timing and amount of anticipated benefits. In addition, unforeseen circumstances may result in our not being able to obtain the full benefits of the restructuring plan. Finally, our assumptions about the benefits of the plan may prove incorrect or inaccurate, leading to a reduced benefit.
The year ended December 31, 2004 was our only year of profitability since inception and we may be unable to achieve profitability in future periods.
The year ended December 31, 2004 was our first, and only year of profitability since inception, during which we generated net income of $21,781. Since then, we have incurred a net loss of $178,624 and $42,610 for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively, and our accumulated deficit through June 30, 2006 is $280,822, with total shareholders’ equity of $43,090 as of June 30, 2006. Accordingly, we announced a restructuring plan on April 25, 2006, to significantly improve the breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan includes integrating the IPTV elements of the Equator acquisition with our advanced television technology development, and is no longer pursuing other stand-alone digital media streaming markets that are not core to advanced television. In addition, the plan also contemplates continuing to make critical infrastructure investments in people, processes and tools to improve our time to market on new product designs. As a result, we incurred restructuring charges of $893 in the second quarter of 2006 which consisted of the consolidation of leased space and termination benefits paid from a reduction-in-force action. We expect restructuring charges between $2,000 and $2,300 in third quarter of 2006 related to the plan, with approximately 50% related to the consolidation of leased space and 50% related to the payment of termination benefits. We cannot cut our way to market leadership. We must continue to make the essential infrastructure investments to improve our time to market with innovative product designs that will grow revenue and margins as we launch new products. We cannot be certain that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. This may in turn cause the price of our common stock to decline. In addition, if we are not profitable in the future, we may be unable to continue our operations.

We continue to face considerable business and financial risks related to our acquisition of Equator Technologies, Inc.
We acquired Equator in June 2005 for an aggregate purchase price of $118,116. The acquisition of Equator required a substantial expenditure and continues to involve substantial risks on our part. Equator’s product offerings and technological developments relate to IPTV set-top boxes, digital media appliances, videoconferencing devices and security devices. These are emerging technologies and the markets they serve are developing and largely untested, and we do not have direct experience developing and selling products into these markets.
The April 2006 restructuring plan includes integrating the IPTV technology that we acquired from Equator with our advanced television technology developments. In addition, the plan provides that we will no longer pursue stand-alone digital media streaming markets that are not core to advanced television. As a result, we may not be able to retain certain of Equator’s customers. We also have lost and may continue to lose key employees who have knowledge and understanding of the Equator technology and the IPTV market and technology in general. That may make it more difficult to integrate the Equator technology with our own, and that combination of technology may not result in products that help to increase our sales or market share in any given market.
We may be unable to successfully integrate any future acquisition or equity investment we make could disrupt our business and severely harm our financial condition.
We may not be able to successfully integrate businesses, products, technologies or personnel of any entity that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition. In addition, if we acquire companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Pixelworks and to implement adequate internal control, management, financial and operating reporting systems. Our inability to address these risks could negatively affect our operating results.
To date, we have acquired Panstera in January 2001, nDSP in January 2002, Jaldi in September 2002 and Equator in June 2005. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August of 2003, and we incurred $8,949 of expenses related to the transaction. In the third quarter of 2003, we made an investment of $10,000 in Semiconductor Manufacturing International Corporation (SMIC). We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies.
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
In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of stock options, to be accounted for at fair value and expensed over the service period for financial reporting purposes. SFAS 123R no longer allows the provision of pro forma disclosure previously used as an alternative to recognition in the financial statements.
We adopted SFAS 123R on January 1, 2006. Under SFAS 123R, we applied the Black-Scholes valuation model in determining the fair value of share-based payments, with adjustments to the methodology in accordance with SFAS 123R. As a result, our operating results for the six months ended June 30, 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and shares issued under our employee stock purchase plan (“ESPP”). The adoption of SFAS 123R had a significant impact on our reported operating results for the six months ended June 30, 2006, with stock-based compensation expense of $5,223. We expect SFAS 123R will continue to have a significant adverse impact on our reported operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.
Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees.
We have historically used stock options and other forms of share-based payment awards as key components of our total employee compensation program in order to retain employees and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for share-based payments in the first quarter of 2006. As a result, we have and will continue to incur increased compensation costs associated with our share-based programs making it more expensive for us to grant share-based payment awards to employees in the future. We continuously review our equity compensation strategy in light of current regulatory and competitive environments and consider changes to the program as appropriate. As a result of reviewing our equity compensation strategy most recently, we have reduced the total number of options granted to employees and the number of employees who receive share-based payment awards. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an ESPP, we may decide to incur increased cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.

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
Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products. Some of these factors are not in our control and any of them may cause the price of our common stock to fluctuate. These factors include, but are not limited to:
•	fluctuations in implementing our current restructuring plan, or similar plans we may adopt in the future;

•	variations in manufacturing yields achieved;

•	our success in integrating the operations of Equator;

•	demand for multimedia projectors, advanced televisions, LCD panel products, and digital streaming media devices;

•	demand for our products and timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product costs or pricing, or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
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
Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects could result in increased costs and delays in the availability of our products.
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
The development of our semiconductors, some of which incorporate mixed analog and digital signal processing, is highly complex. These complexities require we employ advanced designs and manufacturing processes that are unproven. We have experienced increased development time and delays in introducing new products that resulted in significantly less revenue than originally expected for those products. We will not always succeed in developing new products or product enhancements nor will we always do so in a timely manner. Acquisitions have significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple geographically dispersed locations.
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
If we are not able to successfully develop and introduce products in a timely manner, our business and results of operations will be adversely affected.
In recent years, various federal, state, and international governments have enacted laws and regulations governing the collection, treatment, recycling and disposal of certain materials used in the manufacturing of electrical and electronic components. We have and may continue to incur significant expenditures to comply with these laws and regulations and we may incur additional capital expenditures and asset impairments to ensure that our products and our vendor’s products are in compliance with these regulations. In addition, we would be subject to significant penalties for failure to comply with these laws and regulations.
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operation. For example, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have worked and continue to work internally, with our suppliers and with our customers to ensure that products we put on the market after July 1, 2006 are compliant with the RoHS Directive and the WEEE Directive. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a materially adverse effect on our business, financial condition and results from operations. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.

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
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenues from, or loss of, any of these customers or distributors could significantly reduce our total revenues.
We are, and will continue to be, dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 46% of revenue for the six months ended June 30, 2006, and 46%, 69% and 69% for the years ended December 31, 2005, 2004 and 2003, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 23% of revenue for the six months ended June 30, 2006, and 22%, 31% and 39% for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue attributable to our top five end customers represented 38% of revenue for the six months ended June 30, 2006, and 34%, 33% and 35% for the years ended December 31, 2005, 2004 and 2003, respectively. As a result of these distributor and end customer concentrations, any one of the following factors could significantly impact our revenues:
•	a significant reduction, delay or cancellation of orders from one or more of our distributors, branded manufacturers or integrators; or

•	a decision by one or more significant end customers to select products manufactured by a competitor, or its own internally developed semiconductor, for inclusion in future product generations.
The display manufacturing market is highly concentrated among relatively few large manufacturers. We expect our operating results to continue to depend on revenues from a relatively small number of customers.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of June 30, 2006 and December 31, 2005, we had four and three customers, respectively, that each represented more than 10% of accounts receivable. The failure of any of these customers to pay these balances or any other customer to pay their outstanding balance, would result in an operating expense, which would increase our operating expenses and reduce our cash flows.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96% of revenue for the six months ended June 30, 2006, and 96%, 99% and 99% of total revenue in 2005, 2004 and 2003, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks. In addition, all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan or Korea that could result in an increased cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, Korea or Turkey;

•	reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit for foreign receivables;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan, Korea or Turkey that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting accounts receivable.
Our growing presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 53% of our employees are located in this area and we have an investment of $10,000 in SMIC, located in Shanghai, China. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We rely on third-party foundries for wafer fabrication and other contract manufacturers for assembly and testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers. Our third-party manufacturers have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect this may occur again in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, and potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our third-party manufacturers increase prices charged to manufacture our products with little notice. This requires us to either increase the price we charge for our products or suffer a decrease in our gross margin. We try not to maintain substantial inventories of products, but need to order products well in advance of receiving firm purchase orders for those products which could result in excess inventory or inventory shortages.
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
Most of our current manufacturers and customers are located in the PRC, Japan, Korea or Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Common consequences of earthquakes include power outages and disruption and/or impairment of production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located likely would result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

We use a customer owned tooling, or COT, process for manufacturing most of our products which exposes us to the possibility of poor yields and unacceptably high product costs.
We are building many of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields would result in higher product costs, which could make our products uncompetitive if we increased our prices or result in low gross profit margins if we did not increase our prices.
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
Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process. In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development. A portion of our products use embedded DRAM technology and the required manufacturing processes will only be available for a limited time. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which may only be available for the next five to seven years. We have commitments from our suppliers to notify us in the event of a discontinuance of a manufacturing process in order to assist us with product transitions.
If we have to qualify a new contract manufacturer or foundry for any of our products, we may experience delays that result in lost revenues and damaged customer relationships.
None of our products are fabricated by more than one supplier. Additionally, our products require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months, there is no readily available alternative supply source for any specific product. This could cause significant delays in shipping products, which may result in lost revenues and damaged customer relationships.

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
Because we do not have long-term commitments from our customers and plan purchases based on estimates of customer demand which may be inaccurate, we must contract for the manufacture of our products based on those potentially inaccurate estimates.
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. Conversely, if our customers or we underestimate demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships.
Development projects generally causes us to incur substantial operating expenses far in advance of revenue without the guarantee of any associated revenue.
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
Because of our long product development process and sales cycles, we may incur substantial expenses before we earn associated revenues and may not ultimately sell as many units of our products as we forecasted.
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
Shortages of components and other materials that are critical to the design and manufacture of our customers’ products could limit our sales. These components include liquid crystal display (“LCD”) panels and other display components, analog-to-digital converters, digital receivers and video decoders. During 2000, some of our customers experienced delays in the availability of key components from other suppliers, which, in turn, caused a delay in demand for the products that we supplied to our customers.
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
We may not be able to respond to the rapid technological changes in the markets in which we compete, or seek to compete,, or we may not be able to comply with industry standards in the future making our products less desirable or obsolete.
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
We may become subject to claims involving patents or other intellectual property rights. For example, in early 2000, we were notified by InFocus Corporation (“InFocus”) that we were infringing on patents held by InFocus. In February 2000, we entered into a license agreement with InFocus granting us the right to use the technology covered by those InFocus patents. As a result, we recorded a charge of $4,078 for patent settlement expense in the first quarter of 2000. Intellectual property claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, intellectual property claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any future intellectual property litigation or claims also could force us to do one or more of the following:
•	stop selling products using technology that contains the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all;

•	attempt to redesign those products that contain the allegedly infringing intellectual property; or

•	pay damages for past infringement claims that are determined to be valid or which are arrived at in settlement of such litigation or threatened litigation.

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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 43 patents and have 100 patent applications pending for protection of our significant technologies. We cannot assure you that the degree of protection offered by patents or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.
We have incurred substantial indebtedness as a result of the sale of convertible debentures.
As of June 30, 2006, we have $140,000 of 1.75% convertible debentures outstanding. These debt obligations are due in 2024 and could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
Failure to manage our expansion effectively could adversely affect our ability to increase our business and results of operations.
Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to attempt to increase the scope of our operations. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage our growth effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. Moreover, we could spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage growth effectively our operating expenses could increase more rapidly than our revenue, adversely affecting our statement of operations.

Risks Related to Our Industry
Failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.
Our product development strategies anticipate that consumer demand for advanced televisions, multimedia projectors, LCD panels, digital streaming media devices and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Undercapacity in the advanced display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of LCD panels or other advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.
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
We compete with specialized and diversified electronics and semiconductor companies that offer advanced display, digital TV and IPTV semiconductor products. Some of these include ATI, Broadcom, Genesis Microchip, I-Chips, ITE, JEPICO Corp., Koninlijke Philips Electronics, Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon Image, Silicon Optix, STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung

Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.
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
Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 23,238,851 shares or approximately 48% of our outstanding common stock and exchangeable shares as of July 31, 2006. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.
The price of our common stock has and may continue to fluctuate substantially.
Investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:
•	actual or anticipated fluctuations in our operating results;

•	actual reduction in our operating results due solely to the adoption of SFAS 123R, which requires, among other things, the expensing of stock options which began January 1, 2006;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards or acquisitions;

•	the operating and stock price performance of other comparable companies;

•	announcements of future expectations by our customers;

•	changes in market valuations of other technology companies; and

•	inconsistent trading volume levels of our common stock.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The 2006 Annual Meeting of Shareholders of Pixelworks, Inc. was held on May 23, 2006 to conduct the following items of business:
1.	To elect seven Directors to serve for the following year or until their successors are elected;

2.	To adopt the Pixelworks, Inc. 2006 Stock Incentive Plan;

3.	To ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year; and

4.	To transact any other business that properly comes before the meeting.
The following nominees were elected to serve on the board of directors by the votes and terms indicated below:

Nominee	For	Withheld	Term Ending
Allen H. Alley	35,822,613	6,645,104	2007
Mark Christensen	35,700,218	6,767,499	2007
James R. Fiebiger	41,764,195	703,522	2007
C. Scott Gibson	36,053,083	6,414,634	2007
Frank Gill	40,819,101	1,648,616	2007
Daniel J. Heneghan	41,799,895	667,822	2007
Bruce Walicek	41,384,193	1,083,524	2007
The proposal to adopt Pixelworks, Inc. 2006 Stock Incentive Plan was approved and received the following votes:

No. of Votes
For	19,177,195
Against	10,146,436
Abstain	130,948

The proposal to ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year was approved and received the following votes:

No. of Votes
For	40,505,904
Against	1,867,526
Abstain	94,287
There were no other matters of business that properly came before the meeting that were voted upon.
Item 6. Exhibits.
10.1	Pixelworks, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2006). +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.
Dated: August 9, 2006	/s/ Michael D. Yonker
Michael D. Yonker
Vice President, Chief Financial Officer, Treasurer and Secretary