Form 10-Q
period 2006-09-30
PIXELWORKS, INC
filed 2006-11-09
CIK 1040161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30269
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
8100 SW Nyberg Road
Tualatin, Oregon 97062
(503) 454-1750
(Address of principal executive offices, including zip code, and Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
Number of shares of Common Stock outstanding as of October 31, 2006: 48,091,289.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$56,635	$68,604
Short-term marketable securities	62,235	59,888
Accounts receivable, net	15,641	19,927
Inventories, net	14,714	26,577
Prepaid expenses and other current assets	4,194	7,277

Total current assets	153,419	182,273

Long-term marketable securities	12,667	17,145
Property and equipment, net	26,187	29,029
Other assets, net	19,160	18,277
Debt issuance costs, net	3,087	3,780
Acquired intangible assets, net	10,343	37,321
Goodwill	—	133,731

Total assets	$224,863	$421,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,863	$7,206
Accrued liabilities and current portion of long-term liabilities	23,557	26,269
Income taxes payable	9,809	9,507

Total current liabilities	40,229	42,982

Long-term liabilities, net of current portion	9,522	13,357
Long-term debt	140,000	150,000

Total liabilities	189,751	206,339

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	324,541	316,257
Shares exchangeable into common stock	5,192	5,434
Accumulated other comprehensive loss	(3,695)	(3,503)
Deferred stock-based compensation	—	(773)
Accumulated deficit	(290,926)	(102,198)

Total shareholders’ equity	35,112	215,217

Total liabilities and shareholders’ equity	$224,863	$421,556

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue, net	$36,309	$46,794	$103,778	$128,370
Cost of revenue (1)	22,694	32,147	65,729	80,603
Impairment loss on acquired developed technology	—	—	21,330	—

Gross profit	13,615	14,647	16,719	47,767

Operating expenses:
Research and development (2)	13,981	15,997	43,974	37,170
Selling, general and administrative (3)	8,391	8,368	26,884	22,400
Impairment loss on goodwill	—	—	133,739	—
Impairment loss on acquired intangible assets	—	—	1,753	—
Restructuring	1,858	—	2,751	—
Amortization of acquired intangible assets	90	452	513	750

Total operating expenses	24,320	24,817	209,614	60,320

Loss from operations	(10,705)	(10,170)	(192,895)	(12,553)

Gain on repurchase of long-term debt, net	—	—	3,009	—
Interest income	1,521	1,031	4,241	4,439
Interest expense	(667)	(657)	(2,041)	(1,974)
Realized loss on sale of marketable securities	—	—	—	(779)
Amortization of debt issuance costs	(166)	(177)	(502)	(532)

Interest and other income, net	688	197	4,707	1,154

Loss before income taxes	(10,017)	(9,973)	(188,188)	(11,399)

Provision (benefit) for income taxes	87	(4,716)	540	(4,703)

Net loss	$(10,104)	$(5,257)	$(188,728)	$(6,696)

Net loss per share — basic and diluted	$(0.21)	$(0.11)	$(3.92)	$(0.14)

Weighted average shares outstanding — basic and diluted	48,414	47,520	48,175	47,218

(1) Includes:
Amortization of acquired developed technology	$705	$1,972	$3,382	$2,543
Amortization of acquired inventory mark-up	—	3,244	26	3,329
Amortization of acquired backlog	—	581	—	600
Stock-based compensation	43	36	162	47
(2) Includes stock-based compensation	831	424	3,088	584
(3) Includes stock-based compensation	1,325	166	4,172	230
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(188,728)	$(6,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss on goodwill	133,739	—
Impairment losses on acquired intangible assets	23,083	—
Depreciation and amortization	13,430	9,852
Stock-based compensation	7,422	861
Amortization of acquired intangible assets	3,895	3,893
Gain on repurchase of long-term debt, net	(3,009)	—
Non-cash restructuring expense	1,331	—
Amortization of debt issuance costs	502	532
Loss on asset disposals	99	161
Realized loss on sale of marketable securities	—	779
Tax benefit from stock options	—	592
Deferred income tax benefit	—	(363)
Other	41	136
Changes in operating assets and liabilities:
Accounts receivable, net	4,286	(8,351)
Inventories, net	11,863	1,574
Prepaid expenses and other current and long-term assets, net	2,364	(6,058)
Accounts payable	(343)	1,091
Accrued current and long-term liabilities	175	(572)
Income taxes payable	302	(2,393)

Net cash provided by (used in) operating activities	10,452	(4,962)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	32,382	283,974
Purchases of marketable securities	(30,446)	(139,867)
Payments on asset financings	(14,164)	(4,015)
Purchases of property and equipment	(4,511)	(6,421)
Purchases of other assets	(278)	(1,929)
Acquisition of Equator Technologies, Inc., net of cash acquired	—	(107,229)
Proceeds from sale of assets	—	61

Net cash provided by (used in) investing activities	(17,017)	24,574

Cash flows from financing activities:
Repurchase of long-term debt	(6,800)	—
Proceeds from issuances of common stock	1,396	1,864
Debt issuance costs	—	(7)

Net cash provided by (used in) financing activities	(5,404)	1,857

Net change in cash and cash equivalents	(11,969)	21,469
Cash and cash equivalents, beginning of period	68,604	32,585

Cash and cash equivalents, end of period	$56,635	$54,054

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
The financial information included herein for the three and nine month periods ended September 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2005 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2006.
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
We used the modified prospective transition method in adopting SFAS 123R. Our condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2006 reflect the impact of SFAS 123R, and the condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
Stock-based compensation expense recognized in our condensed consolidated statement operations for the three and nine month periods ended September 30, 2006 includes (1) compensation expense of $1,924 and $6,604, respectively, for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (2) compensation expense of $275 and $818, respectively, for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For the three and nine month periods ended September 30, 2006, loss before income taxes and net loss would have been lower by $2,146 and $7,093, respectively, and basic and diluted net loss per share would have been $0.16 and $3.77, respectively, had we continued to account for our share-based awards to employees in accordance with APB 25.
No stock-based compensation cost was capitalized as part of an asset during the three or nine month periods ended September 30, 2006. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. We did not record any excess tax benefits in the three or nine month periods ended September 30, 2006.

The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock Option Plans:
Risk free interest rate	4.69%	4.04%	4.65%	4.02%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	3.4	6.3	4.2	6.5
Volatility	65%	93%	73%	94%

Employee Stock Purchase Plan:
Risk free interest rate	5.22%	2.92%	4.91%	2.43%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5	0.7	0.5	0.7
Volatility	66%	73%	57%	84%
The weighted average fair value of options granted during the three months ended September 30, 2006 and 2005 was $1.14 and $6.14, respectively, and $2.30 and $6.86 during the nine months then ended, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. The expected term is estimated using expected and historical exercise behavior. Volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that could impact volatility.
Had we accounted for stock-based compensation in accordance with SFAS 123 prior to January 1, 2006, our net loss would have approximated the pro-forma amount for the three and nine month periods ended September 30, 2005 as follows:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(5,257)	$(6,696)
Add: Stock-based compensation included in reported net loss, net of related tax effects	330	505
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(2,572)	(7,271)

Pro-forma net loss	$(7,499)	$(13,462)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.14)

Pro-forma	$(0.16)	$(0.29)

As of September 30, 2006, unrecognized compensation cost is $16,754, which is expected to be recognized as compensation expense over a weighted average period of 2.7 years.
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
Options granted must generally be exercised while the individual is an employee and within ten years of the date of grant. Our new hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant, and 2.083% on the last day of every month thereafter for a total of thirty-six additional increments. Our old merit vesting schedule provided that options became exercisable monthly for a period of 4 years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year. During the third quarter of 2006, we modified our merit schedule. Beginning with our August 2006 merit grants and on a prospective basis, under the new merit vesting schedule provides that options become exercisable ratably on a monthly basis over three years.
The following is a summary of stock option activity for the nine months ended September 30, 2006:

		Weighted
		average
	Number	exercise
	of shares	price
Options outstanding as of December 31, 2005	9,163,482	$10.09
Granted	2,241,675	3.85
Exercised	(426,866)	0.70
Forfeited	(1,317,804)	9.30
Expired	(1,148,520)	11.52

Options outstanding as of September 30, 2006	8,511,967	$8.85

During the nine months ended September 30, 2006, the total intrinsic value of options exercised was $1,410, for which no income tax benefit has been recorded. As of September 30, 2006, the total intrinsic value of options outstanding was $1,149, with a weighted average remaining contractual life of 7.5 years.
As of September 30, 2006, there were 4,237,944 options exercisable with a weighted average exercise price of $10.71, an aggregate intrinsic value of $648, and a weighted average remaining contractual life of 6.2 years.
As of September 30, 2006, there were 8,368,003 options vested and expected to vest with a weighted average exercise price of $8.89, an aggregate intrinsic value of $1,132, and a weighted average remaining contractual life of 7.5 years.

As of September 30, 2006, 3,122,360 shares were available for grant under the 2006 Plan.
Employee Stock Purchase Plan
A total of 1,700,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP is increased each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the nine months ended September 30, 2006, the Company issued 360,491 shares under the ESPP for proceeds of approximately $1,097. As of September 30, 2006, there were 491,432 shares available for issuance under this plan.
NOTE 3: BALANCE SHEET COMPONENTS
Marketable Securities
As of September 30, 2006 and December 31, 2005, all of our short- and long-term marketable securities were classified as available-for-sale.
Unrealized holding losses on short- and long-term available-for-sale securities, net of tax, were $42 and $3,653, respectively, as of September 30, 2006 and $147 and $3,356, respectively, as of December 31, 2005. These unrealized holding losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, in the condensed consolidated balance sheets.
We have determined that as of September 30, 2006, gross unrealized losses on our marketable securities were temporary based primarily on the duration of these unrealized losses.
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

	September 30,	December 31,
	2006	2005
Accounts receivable, gross	$15,841	$20,139
Less: allowance for doubtful accounts	(200)	(212)

Accounts receivable, net	$15,641	$19,927

The only change in the allowance for doubtful accounts during the nine months ended September 30, 2006 and 2005 was the write-off of approximately $12 in the nine months ended September 30, 2006.

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow moving and obsolete items. Inventories, net consists of the following:

	September 30,	December 31,
	2006	2005
Finished goods	$14,661	$20,623
Work-in-process	5,233	7,350

	19,894	27,973
Less: reserve for slow moving and obsolete items	(5,180)	(1,396)

Inventories, net	$14,714	$26,577

The following is the change in our reserve for slow moving and obsolete items:

	Nine Months Ended
	September 30,
	2006	2005
Balance at beginning of period	$1,396	$1,589
Provision	5,369	799
Usage:
Inventory utilized	(338)	(418)
Inventory scrapped	(1,247)	(119)

Total usage	(1,585)	(537)

Balance at end of period	$5,180	$1,851

During the nine months ended September 30, 2006, we recorded increased provisions for slow moving and obsolete inventory primarily due to regulations imposed by the European Union’s Restriction of Hazardous Substance Directive, which prevents us from selling parts containing specific hazardous substances such as lead to certain of our customers and excess and obsolete inventory on hand, which we believe we will not be able to sell.
While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at September 30, 2006 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material impact on gross profit margin.

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2006	2005
Gross carrying amount of assets	$67,284	$60,546
Less: accumulated depreciation and amortization	(41,097)	(31,517)

Property and equipment, net	$26,187	$29,029

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	September 30,	December 31,
	2006	2005
Gross carrying amount:
Developed technology	$19,170	$40,500
Customer relationships	1,689	3,400
Backlog and trademark	758	800

	21,617	44,700

Accumulated amortization:
Developed technology	(9,439)	(6,057)
Customer relationships	(1,077)	(614)
Backlog and trademark	(758)	(708)

	(11,274)	(7,379)

Acquired intangible assets, net	$10,343	$37,321

In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired as a result of our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005 with our advanced television technology product developments. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. As a result of this change, we performed an impairment analysis in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of March 31, 2006 on acquired intangible assets. We recorded impairment losses on the developed technology, customer relationships and trademark intangible assets acquired from Equator. The impairment losses were equal to the excess of the carrying value over the estimated fair value of these intangible assets. Estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives. The impairment loss of $23,083 is included in our statement of operations for the nine month period ended September 30, 2006, of which $21,330 is related to developed technology and is included in cost of revenue.

Estimated future amortization expense is as follows:

Three Months Ending December 31:
2006	$794
Year Ending December 31:
2007	3,179
2008	2,984
2009	2,336
2010	1,050

$10,343

Goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002, and Panstera in January 2001. We perform our goodwill impairment test in accordance with SFAS 142, Goodwill and Other Intangible Assets annually on January 1st, and have assigned all goodwill to a single, enterprise-level reporting unit. We performed our 2006 annual impairment test on January 1, 2006 and determined that no impairment existed.
As the market value of our common stock fell below our book value during the second quarter of 2006, we performed an additional goodwill impairment test on June 30, 2006. As a result of the analysis, we recorded an impairment loss on goodwill of $133,739 in the second quarter of 2006. We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. In the allocation, goodwill was determined to have no implied fair value and as a result, the entire balance was written off.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	September 30,	December 31,
	2006	2005
Current portion of accrued liabilities for asset financings	$8,653	$11,940
Accrued payroll and related liabilities	4,766	5,294
Accrued manufacturing liabilities	3,094	3,612
Accrued commissions and royalties	1,001	1,232
Accrued interest payable	991	335
Reserve for warranty returns	703	577
Accrued lease payments	757	—
Reserve for sales returns and allowances	207	237
Other	3,385	3,042

	$23,557	$26,269

The following is the change in our reserve for sales returns and allowances:

	Nine Months Ended
	September 30,
	2006	2005
Balance at beginning of period	$237	$524
Provision	287	48
Charge offs	(317)	(300)

Balance at end of period	$207	$272

The following is the change in our reserve for warranty returns:

	Nine Months Ended
	September 30,
	2006	2005
Balance at beginning of period	$577	$419
Provision	880	534
Charge offs	(754)	(434)

Balance at end of period	$703	$519

Long-Term Debt
As of September 30, 2006, we have $140,000 of convertible subordinated debentures (the “debentures”) outstanding. The debentures are due in 2024 and bear interest at a rate of 1.75% per annum, payable on May 15th and November 15th of each year.
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
We have filed a shelf registration statement with the SEC covering resale of the debentures and the common stock issuable upon conversion of the debentures. The registration statement was declared effective August 24, 2004. The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.
In February 2006, we repurchased in the open market, and retired, $10,000 of our then outstanding debentures for $6,800. We recognized a gain on the repurchase of $3,200 which is included in other income in our statement of operations for the nine months ended September 30, 2006, net of a $191 write-off of debt issuance costs.
NOTE 4: COMPREHENSIVE LOSS
Total comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(10,104)	$(5,257)	$(188,728)	$(6,696)
Unrealized loss on available-for-sale investments, net of tax	(491)	(1,016)	(192)	(1,488)

Total comprehensive loss	$(10,595)	$(6,273)	$(188,920)	$(8,184)

NOTE 5: RESTRUCTURING
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology that we acquired from Equator with our advanced television technology product developments. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. The plan also contemplates continuing to make critical infrastructure investments in people, process and tools to improve our time to market on new product designs.
The following is the activity related to restructuring expense for the nine months ended September 30, 2006:

Accrued restructuring charges as of January 1, 2006	$—
Restructuring charges incurred:
Consolidation of leased space	1,393
Termination benefits	1,358
Payments	(1,496)

Accrued restructuring charges as of September 30, 2006	$1,255

As of September 30, 2006, accrued restructuring charges consist of remaining lease payments related to the consolidation of leased space.
We are continuing our efforts to optimize internal operations. Accordingly, we expect to incur additional restructuring charges as we focus on further reducing operating expenditures in the fourth quarter of 2006 and into 2007.
NOTE 6: INCOME TAXES
During the nine months ended September 30, 2006, income tax expense was $540. During the nine months ended September 30, 2005, we recorded a benefit from income taxes of $4,703. Income tax expense for the nine months ended September 30, 2006 was primarily associated with taxes from continuing operations in profitable, cost-plus foreign jurisdictions, and contingencies related to potential tax exposures in foreign jurisdictions. The income tax benefit for the nine months ended September 30, 2005 resulted from the generation of net operating losses and other credits for which no valuation allowance was provided.
As of September 30, 2006, we have a valuation allowance against substantially all of our net deferred tax assets as we cannot conclude that it is more likely than not that we will be able to realize the benefit of these assets. The income tax payable recorded on the condensed consolidated balance sheet relates primarily to our estimate of amounts potentially payable in foreign jurisdictions.
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
Weighted average shares used in the calculation of diluted net loss per share was the same as weighted average shares used in calculating basic net loss per share for the three and nine month periods ended September 30, 2006 and 2005. The following weighted average shares were excluded from diluted weighted average shares outstanding as their effect would have been anti-dilutive because of our net loss position for the periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options	8,557,964	10,076,986	8,869,023	8,789,425
Conversion of debentures	5,748,778	6,159,405	5,814,208	6,159,405
Included in the table above are weighted average shares related to stock options of 8,157,706 and 7,036,434 for the three months ended September 30, 2006 and 2005, respectively, and 8,150,647 and 5,812,266 for the nine months ended September 30, 2006 and 2005, respectively, with exercise prices equal to or greater than the average market price of Pixelworks common stock during the respective period.
Net loss used in the calculation of diluted net loss per share was the same as the net loss used in calculating basic net loss per share for the three and nine month periods ended September 30, 2006 and 2005.

NOTE 8: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits and software for use in electronic display devices.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Japan	$17,425	$14,327	$44,359	$43,986
Taiwan	5,604	6,933	14,737	24,261
China	5,887	5,051	13,556	16,912
Korea	2,005	4,147	9,948	10,975
Europe	1,704	5,586	6,830	19,199
Canada	1,618	2,745	5,725	2,733
U.S.	1,235	4,173	4,842	4,972
Other	831	3,832	3,781	5,332

	$36,309	$46,794	$103,778	$128,370

Significant Customers
Sales to distributors represented 54% and 38% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and 49% and 48% for the nine months ended September 30, 2006 and 2005, respectively. One distributor accounted for more than 10% of total revenue for the three and nine month periods ended September 30, 2006 and 2005. This distributor represented 28% and 19% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and 25% and 23% for the nine months ended September 30, 2006 and 2005, respectively.
End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 39% and 34% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and 38% and 34% for the nine months ended September 30, 2006 and 2005, respectively. Revenue attributable to one end customer accounted for 16% and 12% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and 15% and 9% for the nine months ended September 30, 2006 and 2005, respectively. No other end customer represented 10% or more of revenue in at least one of the periods presented.

The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	September 30,	December 31,
	2006	2005
Account A	24%	16%
Account B	15%	5%
Account C	7%	11%
Account D	4%	14%
NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION
Following is the supplemental disclosure of cash flow information:

	Nine Months Ended
	September 30,
	2006	2005
Cash paid for:
Interest	$1,383	$1,318
Income taxes	58	1,690

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$5,451	$12,564
Increase in deferred rent related to tenant improvement allowance	1,002	—
Value of options issued in connection with acquisition of Equator	—	8,336
NOTE 10: RISKS AND UNCERTAINTIES
Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our products and we do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is at least reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations.
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
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to intellectual property and other matters. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The amount of the indemnification is limited to the amount paid by the customer or to an amount that bears a reasonable relationship to those amounts. As of September 30, 2006, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations but would not materially affect our business.
Legal Proceedings
We are subject to legal matters that arise from time to time in the ordinary course of our business. Although we currently believe that resolving such matters, individually or in the aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and our view of these matters may change in the future.
We have filed a claim against funds placed in escrow in connection with the Equator acquisition. The outcome of this claim is uncertain, and the amount recoverable will not be known until the claim is settled. We will record the amounts recoverable, if any, in our consolidated financial statements once the claim is settled.
NOTE 12: SUBSEQUENT EVENT
On October 26, 2006, our shareholders approved a stock option exchange program under which eligible employees may elect to exchange eligible outstanding stock options. Eligible options may be surrendered in exchange for new options at a rate of 4-to-1, at the then current market price of our common stock and will have a new vesting schedule. Eligible employees may or may not elect to participate in the program, and the extent of their participation is not known.

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
(Dollars in thousands, except per share data)
Overview
We are a leading designer, developer and marketer of semiconductors and software for use in advanced televisions, multimedia projectors, digital streaming media devices and flat panel products. Our system-on-chip and discrete semiconductors provide the ‘intelligence’ for these types of displays and devices by processing and optimizing video and computer graphic signals to produce high-quality images. Many of the world’s leading manufacturers of consumer electronics and computer display products utilize our technology to enhance image quality and ease of use of their products. Our goal is to provide all of the electronics necessary to process the signal along its entire path through the system in order to provide a turn-key solution for our customers.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. Sales to distributors represented 54% and 38% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and 49% and 48% for the nine months ended September 30, 2006 and 2005, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributor may provide longer payment terms to an end customer than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 39% and 34% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and 38% and 34% for the nine months ended September 30, 2006 and 2005, respectively.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 97% and 91% of total revenue for the three months ended September 30, 2006 and 2005, respectively, and 95% and 96% for the nine months ended September 30, 2006 and 2005, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.
In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product developments. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. This focus and integration will result in lower compensation costs and allow us to consolidate and reduce rent expense. During the second and third quarters of 2006, we incurred restructuring charges totaling $2,751. We are continuing our efforts to optimize internal operations. Accordingly, we expect to incur additional restructuring charges as we focus on further reducing operating expenditures in the fourth quarter of 2006 and into 2007.
We performed an impairment analysis as of March 31, 2006 on the intangible developed technology, customer relationships and trademark assets that we acquired from Equator and recorded an impairment loss of $23,083 in the first quarter of 2006, which represented the excess of the carrying amount over the estimated fair value of the assets. The estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, sales returns and allowances, product warranties, doubtful accounts, inventory valuation, useful lives and recoverability of long-lived assets, goodwill, stock-based compensation, and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
We did not record any goodwill impairment charges in 2005, 2004 or 2003 as a result of the impairment tests performed. We performed our 2006 annual impairment test on January 1, 2006 and determined that no impairment existed. As the market value of our common stock fell below our book value during the three months ended June 30, 2006, we performed an additional goodwill impairment test on June 30, 2006. As a result of this analysis, we recorded an impairment loss on goodwill of $133,739 in the second quarter of 2006.
Stock-Based Compensation. In accordance with SFAS 123R, Share-Based Payment, we estimate the fair value of share-based payments using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of share-based payments is recognized as compensation expense over the requisite service period, generally the vesting period. When there are any changes to the assumptions used in the option-pricing model, including fluctuations in market price of our common stock, there will be variations in calculated fair value of the share-based payments, causing variation in the compensation cost recognized.

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

Results of Operations
The following table sets forth certain financial data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Revenue, net	$36,309	100.0%	$46,794	100.0%	$103,778	100.0%	$128,370	100.0%
Cost of revenue	22,694	62.5	32,147	68.7	65,729	63.3	80,603	62.8
Impairment loss on acquired developed technology	—	—	—	—	21,330	20.6	—	—

Gross profit	13,615	37.5	14,647	31.3	16,719	16.1	47,767	37.2

Operating expenses:
Research and development	13,981	38.5	15,997	34.2	43,974	42.4	37,170	29.0
Selling, general and administrative	8,391	23.1	8,368	17.9	26,884	25.9	22,400	17.4
Impairment loss on goodwill	—	—	—	—	133,739	128.9	—	—
Impairment loss on acquired intangible assets	—	—	—	—	1,753	1.7	—	—
Restructuring	1,858	5.1	—	—	2,751	2.7	—	—
Amortization of acquired intangible assets	90	0.2	452	1.0	513	0.5	750	0.6

Total operating expenses	24,320	67.0	24,817	53.0	209,614	202.0	60,320	47.0

Loss from operations	(10,705)	(29.5)	(10,170)	(21.7)	(192,895)	(185.9)	(12,553)	(9.8)

Gain on repurchase of long-term debt, net	—	—	—	—	3,009	2.9	—	—
Interest income	1,521	4.2	1,031	2.2	4,241	4.1	4,439	3.5
Interest expense	(667)	(1.8)	(657)	(1.4)	(2,041)	(2.0)	(1,974)	(1.5)
Realized loss on sale of marketable securities	—	—	—	—	—	—	(779)	(0.6)
Amortization of debt issuance costs	(166)	(0.5)	(177)	(0.4)	(502)	(0.5)	(532)	(0.4)

Interest and other income, net	688	1.9	197	0.4	4,707	4.5	1,154	0.9

Loss before income taxes	(10,017)	(27.6)	(9,973)	(21.3)	(188,188)	(181.3)	(11,399)	(8.9)

Provision (benefit) for income taxes	87	0.2	(4,716)	(10.1)	540	0.5	(4,703)	(3.7)

Net loss	$(10,104)	(27.8)%	$(5,257)	(11.2)%	$(188,728)	(181.9)%	$(6,696)	(5.2)%

Percentages may not add due to rounding.

Revenue
Revenue decreased $10,485, or 22%, in the third quarter of 2006 compared to the third quarter of 2005. Revenue decreased $24,592, or 19%, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Multimedia projector	46%	31%	44%	32%
Advanced television	35%	42%	33%	51%
Digital streaming media devices	10%	19%	13%	7%
LCD monitor	4%	6%	6%	7%
Other	5%	2%	4%	3%
Multimedia Projector
Multimedia projector revenue increased 16% and 11% in the three and nine month periods ended September 30, 2006, respectively, relative to the comparable periods of 2005. The increases in multimedia projector revenue were driven by both increases in units sold and average selling price (“ASP”). Units sold and ASP increased 5% and 11%, respectively, in the third quarter of 2006 compared to the third quarter of 2005, and 10% and 1%, respectively, during the nine months ended September 30, 2006 relative to the comparable period of 2005. The increases in units sold resulted from of our end customers’ strength in the market, and the stabilization of the Digital Light Processing (“DLP”)/polysilicon market split.
We expect revenue from the multimedia projector market for the fourth quarter of 2006 to be down approximately 10% to 20% from the third quarter of 2006 due to customers, particularly our Japanese customers, managing their inventories in anticipation of their year end and we may experience some supply constraint of our older, end-of-life products.
Advanced Television
Revenue in the advanced television market includes products sold into the flat panel television sector, which is comprised of liquid crystal display (“LCD”) and plasma televisions, and products sold into digital cathode ray tube (“CRT”) and digital rear projection televisions. Advanced television revenue decreased 37% and 47% in the three and nine month periods ended September 30, 2006, respectively, relative to the comparable periods of 2005.
Units sold and ASP decreased 20% and 21%, respectively, in the third quarter of 2006 compared to the third quarter of 2005, and 33% and 21%, respectively, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decreases are due to the loss of a key original equipment manufacturer customer in Europe, customer transitions from our older generation products to our newer products, and weakness in the market in China and Europe. Declines in average selling prices are characteristic of the industry and the markets we serve. As such, we expect declines to occur again in the future. However, we cannot predict when or how severe they will be.
We expect revenue from the advanced television market for the fourth quarter of 2006 to be down approximately 15% to 30% from the third quarter of 2006 primarily due to a couple of factors. Our third quarter advanced television revenue exceeded our expectations which we believe was due to customers pulling orders into the third quarter in anticipation of a strong holiday season, which we would have expected in the fourth quarter. Additionally, we expect a seasonal slow down in the first quarter of 2007 for this portion of our business, which is typically reflected in our end of the fourth quarter orders and shipments.
Digital Streaming Media Devices
Revenue in the digital streaming media devices market resulted from our acquisition of Equator in June 2005. This market includes videoconferencing, set-top box, imaging, and other miscellaneous applications.
In April 2006, we initiated a plan whereby we are integrating the IPTV elements of the Equator technology we acquired with our advanced television technology product developments. While we are continuing to provide customers with existing products, we are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. As a result, we expect to see revenue from existing customers in this market coming down over time. In the fourth quarter of 2006, we expect our digital streaming media devices revenue to be down approximately 5% to 10% from the third quarter of 2006.
LCD Monitor
Revenue in the LCD monitor market decreased 47% and 32% during the three and nine month periods ended September 30, 2006, relative to the comparable periods of 2005. Units sold and ASP decreased 29% and 25%, respectively, in the third quarter of 2006 compared to the third quarter of 2005 and 14% and 21%, respectively, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in units sold is primarily due to our decision to focus on higher end products and to discontinue development of mainstream products for this market, rather than any particular industry dynamics.
We expect LCD monitor revenue to be up 10% from the third to the fourth quarter of 2006, which is highly dependent on a couple of customers and the timing of their orders.
Other
Other revenue includes LCD panel revenue and revenue from small niche markets. In the future, we expect LCD panel revenue, a developing market, to grow as we are able to secure design wins. Revenue from small niche markets is not expected to be significant in the near future.
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
Gross profit margin in the third quarter of 2006 was 37.5%, compared to gross profit margin of 31.3% in the third quarter of 2005 and 16.1% during the nine months ended September 30, 2006 compared to 37.2% during the nine months ended September 30, 2005.

The increase in gross profit margin in the third quarter of 2006 compared to the third quarter of 2005 is primarily due to a decrease in amortization of acquired developed technology, inventory mark-up and backlog, partially offset by an increase in scrap and provisions for slow moving and obsolete inventory. Amortization of acquired developed technology was $705 in the third quarter of 2006 compared to amortization of acquired developed technology, inventory mark-up and backlog of $5,797 in the third quarter of 2005. Scrap and provisions for slow moving and obsolete inventory increased $1,672 in the third quarter of 2006 compared to the third quarter of 2005.
The decrease in gross profit margin during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to the recognition of an impairment loss on acquired developed technology of $21,330 offset by a decrease in acquisition-related amortization expense of $3,064. Additionally, an increase in scrap and provisions for slow moving and obsolete inventory and charges for custom materials never utilized in production contributed to the decrease in gross profit.
Estimated amortization of acquired developed technology is $705 for the fourth quarter of 2006 and $2,820, $2,820, $2,336 and $1,050 for the years ending December 31, 2007, 2008, 2009 and 2010, respectively.
We expect our gross profit to be between 39% and 41% in the fourth quarter of 2006.
Research and development
Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services, expensed equipment and information technology and facilities allocations.
Research and development expense decreased $2,016, or 13%, in the third quarter of 2006 compared to the third quarter of 2005 primarily due to the following offsetting factors:
•	Compensation expense decreased $2,691. Research and development headcount decreased to 224 as of September 30, 2006 from 285 at September 30, 2005 due to the restructurings we initiated in October 2005 and April 2006. Average headcount for the third quarter of 2006 was 235 compared to 279 for the third quarter of 2005.

•	Outside services and non-recurring engineering and development expenses decreased $721.

•	Depreciation and amortization expense increased $1,076 due to investments in licensed technology and software design tools.

•	Stock-based compensation increased $407 as a result of our adoption of SFAS 123R on January 1, 2006. Under FAS 123R, we estimate the fair value of options granted using the Black-Scholes option-pricing model and recognize stock-based compensation expense over the requisite service period, generally the vesting period. Previously, stock-based compensation expense was recognized only in the event options were granted at an exercise price less than the market price of our common stock on the date of grant.

Research and development expense increased $6,804, or 18%, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the following offsetting factors:
•	Stock-based compensation increased $2,504 as a result of our adoption of SFAS 123R on January 1, 2006.

•	Depreciation and amortization expense increased $2,499 due to investments in licensed technology and software design tools.

•	Facilities and information technology expenses allocated to research and development increased $931 due to higher rent and depreciation and amortization expense.

•	Outside services and non-recurring engineering and development expenses increased $656.

•	Travel and meals and entertainment expense increased $423.

•	Compensation expense decreased $579 due to the decrease in research and development personnel.
In the fourth quarter of 2006, we expect research and development expense to come down slightly from the third quarter of 2006.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, information technology and facilities allocations, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense increased $23, in the third quarter of 2006 compared to the third quarter of 2005 primarily due to the following offsetting factors:
•	Stock-based compensation expense increased $1,159 due to our adoption of SFAS 123R on January 1, 2006.

•	Commission expense decreased $574 as a result of an overall decrease in revenue.

•	Compensation expense decreased $347 due to a decrease in headcount. Selling, general and administrative headcount decreased to 180 as of September 30, 2006 from 204 as of September 30, 2005. Average headcount was 176 in the third quarter of 2006 compared to 202 in the third quarter of 2005.
Selling, general and administrative expense increased $4,484, or 20%, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to the following offsetting factors:
•	Stock-based compensation expense increased $3,942 due to our adoption of SFAS 123R on January 1, 2006.

•	Compensation expense increased $908. Compensation expense increased due to the timing and size of headcount additions related to the acquisition of Equator in June 2005 and headcount reductions related to the restructurings initiated in October 2005 and April 2006. Average headcount for the nine months ended September 30, 2006 was 182 compared to average headcount of 180 for the nine months ended September 30, 2005. In addition, we incurred higher costs in 2006 related to expatriate personnel on assignment in Asia.

•	Facilities and information technology expenses allocated to selling, general and administrative increased $517 due to higher rent and depreciation and amortization expense.

•	Accounting and legal expense increased $241.

•	Commission expense decreased $794 as a result of an overall decrease in revenue.
In the fourth quarter of 2006, we expect selling, general and administrative expense to be consistent with the third quarter of 2006.
Impairment loss on goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002, and Panstera in January 2001. In the second quarter of 2006, we recorded an impairment loss on goodwill of $133,739, which represented the excess carrying amount of goodwill over the implied fair value of goodwill. The implied fair value of goodwill was determined in a manner consistent with a purchase price allocation in a business combination. Goodwill was determined to have no implied fair value and as a result, the entire balance was written off.
Impairment loss on acquired intangible assets
We recorded intangible assets related to customer relationships and a trademark in connection with the acquisition of Equator in June 2005. During the first quarter of 2006, we recorded an impairment loss on the customer relationships and trademark intangible assets of $1,753, which represented the excess of the carrying value over the estimated fair value of the assets. As of September 30, 2006, the net book value of the customer relationships intangible asset is $612, which will be amortized over its remaining useful life. At the time of the impairment analysis, the trademark asset was determined to have no remaining value.
Restructuring
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology that we acquired from Equator with our advanced television technology product developments. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. The plan also contemplates continuing to make critical infrastructure investments in people, process and tools to improve our time to market on new product designs. During the second and third quarters of 2006, we recognized $2,751 in restructuring expense which is comprised of termination benefits paid of $1,358 and costs associated with the consolidation of leased space of $1,393. As of September 30, 2006, we have accrued approximately $1,255 in our condensed consolidated balance sheet related to the restructuring.

We are continuing our efforts to optimize internal operations. Accordingly, we expect to incur additional restructuring charges as we focus on further reducing operating expenditures in the fourth quarter of 2006 and into 2007.
Amortization of acquired intangible assets
Amortization of acquired intangible assets includes amortization of the customer relationships and trademark assets we recorded in connection with the Equator acquisition, as well as amortization on an assembled workforce asset we recorded in connection with the Jaldi asset acquisition in September 2002. The customer relationships intangible asset is amortized on a straight line basis over three years. As of March 31, 2006 the trademark asset was fully amortized and as of December 31, 2005, the assembled workforce asset was fully amortized. Estimated amortization of customer relationships is $89 for the fourth quarter of 2006 and $359 and $164 for the years ending December 31, 2007 and 2008, respectively.
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
Interest and other income, net increased $491, or 249%, in the third quarter of 2006 compared to the third quarter of 2005. The increase is due to an increase in interest income of $490, which resulted from higher interest rates during the third quarter of 2006 compared to the third quarter of 2005.
Interest and other income, net increased $3,553, or 308%, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase is primarily due to the recognition of a gain of $3,009 in the first quarter of 2006 related to the repurchase of $10,000 of our 1.75% outstanding debentures, offset by a decrease in interest income of $198, which resulted from the decrease in our average combined cash and cash equivalents and short- and long-term marketable securities balances. Additionally, we recognized a realized loss on the sale of marketable securities of $779 during the nine months ended September 30, 2005, due to our acquisition of Equator in June 2005.
Provision for income taxes
The provision for income taxes was $87 and $540 for the three and nine month periods ended September 30, 2006, respectively. The effective tax rate differs from the federal statutory rate primarily due to the generation of net operating losses and other credit carryforwards and the impairment loss recognized on goodwill, offset by the establishment of a valuation allowance against such losses and carryforwards generated, and contingent amounts recorded for potential exposures in foreign jurisdictions.
We recorded a benefit for income taxes of $4,716 and $4,703 for the three and nine month periods ended September 30, 2005, respectively. The effective tax rate differed from the federal statutory rate primarily due to the utilization of various federal, state and foreign tax credits, the accrual of contingent amounts related to potential exposures in foreign jurisdictions, and the establishment of a valuation allowance against credits generated in a foreign jurisdiction.

Liquidity and Capital Resources
Cash and cash equivalents and short- and long-term marketable securities
As of September 30, 2006, we had cash and cash equivalents of $56,635, short- and long-term marketable securities of $74,902 and working capital of $113,190. Cash provided by operating activities was $10,452 for the nine months ended September 30, 2006 compared to cash used in operating activities of $4,962 for the nine months ended September 30, 2005. Cash provided by operating activities for the nine months ended September 30, 2006 resulted primarily from decreases in accounts receivable and inventory balances offset by the net loss incurred during the period. Cash used in operating activities for the nine months ended September 30, 2005 resulted primarily from increases in accounts receivable and prepaid expenses and other current and long-term assets balances and a decrease in income taxes payable, partially offset by net income before depreciation and amortization and amortization of purchased intangible assets during the period.
Cash used in investing activities was $17,017 for the nine months ended September 30, 2006 compared to cash provided by investing activities of $24,574 for the nine months ended September 30, 2005. Cash used in investing activities for the nine months ended September 30, 2006 consisted of purchases of marketable securities, payments on accrued balances related to asset purchases, and purchases of property and equipment, partially offset by proceeds from maturities of marketable securities. Cash provided by investing activities in the nine months ended September 30, 2005 consisted of proceeds from maturities of marketable securities, partially offset by the acquisition of Equator, purchases of marketable securities, purchases of property and equipment and other assets, and payments on accrued balances related to asset purchases.
Cash used in financing activities was $5,404 for the nine months ended September 30, 2006 compared to cash provided by financing activities of $1,857 for the nine months ended September 30, 2005. Cash used in financing activities for the nine months ended September 30, 2006 consisted of the repurchase of long-term debt, partially offset by proceeds from the issuance of common stock from the exercise of stock options and through the employee stock purchase plan. Cash provided by financing activities for the nine months ended September 30, 2005 primarily consisted of proceeds from the issuance of common stock from the exercise of stock options and through the employee stock purchase plan.
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
Accounts receivable, net
Accounts receivable, net decreased to $15,641 at September 30, 2006 from $19,927 at December 31, 2005. This decrease is attributable to lower revenue during the three months ended September 30, 2006 compared to the three months ended December 31, 2005 and increased collections. Average days sales outstanding decreased to 39 days in the third quarter of 2006 from 41 in the fourth quarter of 2005.
Inventories, net
Inventories, net decreased to $14,714 as of September 30, 2006 from $26,577 as of December 31, 2005. Inventory turnover on an annualized basis increased to 5 at September 30, 2006 from 4 at December 31, 2005, which represents approximately 10 weeks of inventory on hand.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
In September 2006, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires a) an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, b) to recognize changes in that funded status in the year in which the changes occur through comprehensive income, c) to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, and d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to adopt SFAS 158 as of the end of the fiscal year ending after December 15, 2006, with the exception of the measurement of the funded status of the plan as of the date of the employer’s year-end statement of financial position. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. Retrospective application of SFAS 158 is not permitted. We believe the adoption of SFAS 158 will not have a material effect on our statement of financial position or results of operations.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year of adoption, with certain exceptions. We are in the process of assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements. At this time, we believe that the adoption of this pronouncement will not have a material effect on our consolidated statement of financial position or results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. In accordance with SAB 108, a registrant should quantify a current year misstatement using both the iron curtain approach and the rollover approach. SAB 108 specifies that using one of the two methods to evaluate current year misstatements is not appropriate. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application encouraged in any report for an interim period of the first fiscal year ending November 15, 2006, filed after the publication of SAB 108. We believe the adoption of SAB 108 will not have a material effect on our statement of financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS 109, Accounting for Income Taxes and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early application encouraged if financial statements, including interim financial statements, have not been issued in the period of adoption. The provisions of FIN 48 shall be applied to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not criteria at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately, which is the difference between the net amount of assets and liabilities recognized in the statements of financial position prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying the provisions of FIN 48. We are in the process of assessing the impact that the adoption of FIN 48 will have on our consolidated financial statements. At this time, we cannot reasonably estimate the impact, if any, that the adoption will have on our consolidated statement of position or results of operations.
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
As of September 30, 2006, we had convertible subordinated debentures of $140,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. We have employees located in offices in Canada, Japan, Taiwan and the People’s Republic of China and as such, a portion of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. While we cannot reasonably estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our operating results or cash flows. We do not currently hedge against foreign currency rate fluctuations.
Item 4. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.
(Dollars in thousands, except per share data)
We may not be able to implement our restructuring plan in a timely manner, or at all, and even if we do, the plan may not result in the anticipated benefits and we may need to initiate additional restructuring efforts in the future.
Our April 2006 restructuring plan is designed to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business in advanced televisions. The plan involves integrating the Internet Protocol Television (“IPTV”) technology we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product developments, reducing compensation expense, consolidating office space, and reducing other discretionary spending. The plan may take longer to implement than we expect, which could impact the timing and amount of anticipated benefits. In addition, unforeseen circumstances may result in our not being able to obtain the full benefits of the restructuring plan, or our assumptions about the benefits of the plan may prove incorrect or inaccurate, leading to a reduced benefit. Finally, we cannot assure you that future restructuring efforts will not be necessary, and whether the expected benefits from any future restructuring efforts will be attained.
We have expended a substantial amount of our resources on the acquisition of Equator Technologies, Inc. and we may not realize a significant return on our investment.
We acquired Equator in June 2005 for an aggregate purchase price of $118,116 and recorded, among other assets, $57,521 in goodwill, $36,800 in acquired developed technology and $4,200 in other acquired intangible assets. The acquisition of Equator required a substantial investment on our part. Equator’s product offerings and technological developments related to IPTV set-top boxes, digital media appliances, videoconferencing devices and security devices. These are emerging technologies and the markets they serve are developing and largely untested. We did not have direct experience in developing and selling products into these markets.
Our April 2006 restructuring plan included integrating the technology that we acquired from Equator with our advanced television technology developments. We are no longer pursuing stand-alone digital media streaming devices markets that are not core to advanced television. As a result, we will not be able to retain certain of Equator’s customers and will realize decreasing revenues related to the digital media streaming devices market over time as we exit this portion of our business. We have also lost employees who have knowledge and understanding of the Equator technology and the digital media streaming devices market. Currently, only several of the Equator employees remain employed by us.
During the nine months ended September 30, 2006, we recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $8,498 of the developed technology and $612 of the customer relationships intangible assets acquired from Equator remain on our consolidated balance sheet as of September 30, 2006.

All of these factors may make it more difficult to integrate the Equator technology with our own and increase the risk that we will not realize any significant return on our investment.
Because of the complex nature of our semiconductor designs and of the associated manufacturing process and the rapid evolution of our customers’ product designs, we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenues.
The development of our semiconductors, some of which incorporate mixed analog and digital signal processing, is highly complex. These complexities require us to employ advanced designs and manufacturing processes that are unproven. We have experienced increased development time and delays in introducing new products that resulted in significantly less revenue than originally expected for those products. We will not always succeed in developing new products or product enhancements nor will we always do so in a timely manner. Acquisitions have significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple geographically dispersed locations.
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
If we do not achieve additional design wins in the future, our ability to grow will be seriously limited.
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
We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenues. Our work under these projects is technically challenging and places considerable demands on our limited resources, particularly on our most senior engineering talent.
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
The year ended December 31, 2004 was our first, and only year of profitability since inception, during which we generated net income of $21,781. Since then, we have incurred a net loss of $188,728 and $42,610 for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively, and our accumulated deficit through September 30, 2006 is $290,926. In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. We cannot be certain this plan will be successful or that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. In addition, if we are not profitable in the future, we may be unable to continue our operations.
Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.
Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products that are difficult or impossible to predict. Some of these factors are not in our control and any of them may cause our quarterly operating results or the price of our common stock to fluctuate. These factors include, but are not limited to:

•	demand for multimedia projectors, advanced televisions, liquid crystal display (“LCD”) panel products, and digital streaming media devices;

•	demand for our products and timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product costs or pricing, or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
Fluctuations in our quarterly results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of our future performance. Additionally, it is possible that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the price of our common stock may decline significantly.
Our products are characterized by average selling prices that decline over relatively short time periods, which will negatively affect financial results unless we are able to reduce our product costs or introduce new products with higher average selling prices.
Average selling prices for our products decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit declines. We have experienced these results and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.
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
We adopted SFAS 123R on January 1, 2006. As a result, our operating results for the nine months ended September 30, 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and shares issued under our employee stock purchase plan (“ESPP”). The adoption of SFAS 123R had a significant impact on our operating results for the nine months ended September 30, 2006, with stock-based compensation expense of $7,422. We expect SFAS 123R will continue to have a significant adverse impact on our operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

We have incurred substantial indebtedness as a result of the sale of convertible debentures.
As of September 30, 2006, we have $140,000 of 1.75% convertible debentures outstanding. These debt obligations are due in 2024 and could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
Failure to manage any expansion efforts effectively could adversely affect our business and results of operations.
Our ability to successfully market and sell our products in a rapidly evolving market requires effective planning and management processes. We continue to attempt to increase the scope of our operations. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. To manage any expansion efforts effectively, we must implement and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts and may incur unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage expansion efforts effectively our operating expenses could increase more rapidly than our revenue, adversely affecting our financial condition and results of operations.
We may be unable to successfully integrate any future acquisition or equity investment we make, which could disrupt our business and severely harm our financial condition.
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
These and any future acquisitions and investments could result in:
•	issuance of stock that dilutes current shareholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	amortization expenses related to intangible assets;

•	impairment of goodwill;

•	large and immediate write-offs; or

•	decreases in cash that could otherwise serve as working capital.
Our operation of any acquired business will also involve numerous risks, including, but not limited to:
•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.
We may not be able to respond to the rapid technological changes in the markets in which we compete, or seek to compete, or we may not be able to comply with industry standards in the future making our products less desirable or obsolete.
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
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, during 2005 and 2006 we over estimated demand for certain inventory which lead to relatively significant charges for obsolete inventory in 2006. Conversely, if our customers or we underestimate demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 47 patents and have 96 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.
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
Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects could result in increased costs, delays in the availability of our products, reduced sales of product or claims against us.
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
The ability to manufacture products of acceptable quality depends on both product design and manufacturing process technology. Since defective products can be caused by design or manufacturing difficulties, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Failure to achieve defect-free products due to their increasing complexity may result in an increase in our costs and delays in the availability of our products.
For example, we have experienced field failures of our semiconductors in certain customer system applications that required us to institute additional semiconductor level testing. As a result of these field failures, we incurred warranty, support and repair costs due to customers returning potentially affected products. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. Shipment of defective products may harm our reputation with customers, and result in loss of market share or failure to achieve market acceptance.
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
We use a customer owned tooling, or COT, process for manufacturing many of our products which exposes us to the possibility of poor yields and unacceptably high product costs.
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
Shortages of components and other materials that are critical to the design and manufacture of our customers’ products could limit our sales. These components include LCD panels and other display components, analog-to-digital converters, digital receivers and video decoders. During 2000, some of our customers experienced delays in the availability of key components from their other suppliers. This, in turn, caused a delay in demand for the products that we supplied to our customers.
Our future success depends upon the continued services of key personnel, many of whom would be difficult to replace and the loss of one or more of these employees could seriously harm our business by delaying product development.
Our future success depends upon the continued services of our executive officers, key hardware and software engineers, and sales, marketing and support personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. In addition, because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. We believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, and sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Most recently, we have experienced difficulties in hiring and retaining qualified engineers in our design center in Shanghai, China. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenues and business could be seriously harmed.
Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees officers and directors.
We have historically used stock options and other forms of share-based payment awards as key components of our total compensation program in order to retain employees and directors and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for share-based payments in the first quarter of 2006. As a result, we have and will continue to incur increased compensation costs associated with our share-based programs making it more expensive for us to grant share-based payment awards to employees and directors in the future. We continuously review our equity compensation strategy in light of current regulatory and competitive environments and consider changes to the program as appropriate. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an ESPP, we may decide to incur increased cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and operating results.
As a result of reviewing our equity compensation strategy, most recently we have reduced the total number of options granted to employees and the number of employees who receive share-based payment awards. Additionally, in October 2006, our shareholders approved a stock option exchange program whereby eligible employees may elect to exchange eligible outstanding options. Eligible options may be surrendered in exchange for new options at a rate of 4-to-1, at the then current market price of our common stock and a new vesting schedule. Eligible employees may or may not elect to participate and the extent of their participation is not known. While the goal of this program is to aid in the retention of key employees, it is unknown what effect, if any, it will have on our ability to retain key employees.
Members of our Board of Directors and our five most highly compensated executive officers, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, are not eligible to participate in the stock option exchange program. The fact that these individuals cannot participate in this program may make it difficult to retain them, since a majority of their outstanding stock options have exercise prices greater than the current fair market value of our common stock.
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenues from, or loss of, any of these customers or distributors could significantly reduce our total revenues.
We are, and will continue to be, dependent on a limited number of large distributors and customers for a substantial portion of our revenue. Sales to distributors represented 49% of revenue for the nine months ended September 30, 2006, and 46%, 69% and 69% for the years ended December 31, 2005, 2004 and 2003, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 25% of revenue for the nine months ended September 30, 2006, and 22%, 31% and 39% for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue attributable to our top five end customers represented 38% of revenue for the nine months ended September 30, 2006, and 34%, 33% and 35% for the years ended December 31, 2005, 2004 and 2003, respectively. As a result of these distributor and end customer concentrations, any one of the following factors could significantly impact our revenues:
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
As of September 30, 2006 and December 31, 2005, we had two and three customers, respectively, that each represented more than 10% of accounts receivable. The failure of any of these customers to pay these balances or any other customer to pay their outstanding balance, would result in an operating expense, which would increase our operating expenses and reduce our cash flows.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 95% of revenue for the nine months ended September 30, 2006, and 96%, 99% and 99% of total revenue in 2005, 2004 and 2003, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., thereby exposing us indirectly to further international risks and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan or Korea that could result in an increased cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit for foreign receivables;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan, Korea or Turkey that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting accounts receivable.
Our growing presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 56% of our employees are located in this area and we have an investment of $10,000 in SMIC, located in Shanghai, China. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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

In recent years, various federal, state, and international governments have enacted laws and regulations governing the collection, treatment, recycling and disposal of certain materials used in the manufacturing of electrical and electronic components. We have incurred, and may continue to incur, significant expenditures to comply with these laws and regulations and we may incur additional capital expenditures and asset impairments to ensure that our products and our vendor’s products are in compliance with these regulations. In addition, we would be subject to significant penalties for failure to comply with these laws and regulations.
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operation. For example, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have worked and continue to work internally, with our suppliers and with our customers to ensure that products we put on the market after July 1, 2006 are compliant with the RoHS Directive and the WEEE Directive. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a materially adverse effect on our business, financial condition and results from operations. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes.
Risks Related to Our Industry
Failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.
Our product development strategies anticipate that consumer demand for advanced televisions, multimedia projectors, LCD panels, and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Undercapacity in the advanced display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of LCD panels or other advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.
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
Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 20,351,691 shares or approximately 42% of our outstanding common stock and exchangeable shares as of October 31, 2006. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.
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
We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our independent registered public accounting firm. The process of documenting and testing our controls has required that we hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. In addition, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

Item 6. Exhibits.

10.1	Pixelworks, Inc. 2006 Senior Management Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2006). +

10.2	Pixelworks, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 8, 2006). +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: November 9, 2006	/s/ Michael D. Yonker

Michael D. Yonker
Vice President, Chief Financial Officer,
Treasurer and Secretary