Form 10-K
period 2006-12-31
PIXELWORKS, INC
filed 2007-03-12
CIK 1040161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐      No ☑
Aggregate market value of voting Common Stock held by non-affiliates of the Registrant at June 30, 2006: $126,215,165. For purposes of this calculation, executive officers and directors are considered affiliates.
Number of shares of Common Stock outstanding at February 28, 2007: 48,822,727.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, to be filed subsequently — Part I and Part III.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Forward-looking Statements
This Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, increased competition, adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations, our ability to attract, hire and retain key and qualified employees, and other risks identified in the risk factors contained in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.
PART I
Item 1. Business.
Overview
We are an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry. At the core of our technology are unique techniques for intelligently processing signals on a pixel-by-pixel basis that result in images optimized for a variety of digital displays, including advanced televisions, multimedia projectors, and liquid crystal display (“LCD”) panels. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display products in a range of solutions, including system-on-chip (“SoC”) integrated circuits (“ICs”) and co-processor ICs. Pixelworks was founded in 1997.
Over the course of the last several years, the display industry has moved rapidly from displays using analog, or waveform, signals, to a new generation of technologies that utilize display screens that operate digitally and are comprised of a grid of thousands of tiny picture elements, or pixels. Examples of these new types of displays include liquid crystal displays, plasma displays, micro-mirror devices and other advanced display technologies. Accordingly, the video image processors that drive these displays have had to change significantly as well in order to keep pace with the ever growing needs for greater resolution, size and speed as displays transitioned to digital technology. The industry has shifted emphasis away from multiple analog chips to fully integrated digital SoC image processor ICs that incorporate the full spectrum of the video and audio signal path along with memory and data processing in one SoC chip. These chips have significantly grown in complexity requiring greater engineering resource investments putting more functionality onto increasingly smaller geometries.

The latest generations of these digital display technologies are continuing to increase performance for more lifelike images by increasing the diagonal size of the display itself, resolution and image refresh rate, or the number of times per second the image is refreshed. Premium displays currently feature resolutions of 1080P, or 1900 columns by 1080 rows of pixels that all refresh simultaneously, also known as progressive scan, and can measure more than 50 inches diagonally. Liquid crystal displays, or LCDs, which comprise the dominant digital display technology, are being introduced that produce a more realistic image for doubling the refresh rate from 60 times per second to 120 times per second.
Meanwhile the incumbent display technology of cathode ray tubes (“CRTs”) operates using analog-based technology which is being modernized. CRT televisions are being redesigned with digital circuitry to enable them to function with modern video and broadcasting technologies and to reduce the depth of their tube in order to compete with space-saving flat-screen technologies. Recently, new widescreen CRTs are being introduced that are 30 percent thinner than previous tubes. Manufacturers of CRT televisions are continuing to pursue developments of CRT technology for regions, particularly developing economies, in which flat-screen displays may be too costly.
While pixilated displays are being embraced by consumers, broadcasters and consumer electronics manufacturers are transitioning to video in digital formats, including the much-anticipated high-definition television (“HDTV”). Current broadcast standards were developed in the middle of the last century and were optimized for display on CRT televisions. The signals are formatted in low resolutions that do not provide sufficient visual information and do not look crisp when displayed on larger screens. The new digital television standards promise cleaner broadcast signals that can transmit a high-definition signal in widescreen format for a cinema-quality viewing experience. Even more recently, video content is becoming more commonly delivered via the Internet.
During the transition to digital display technology, the development of signal processing ICs by vertically integrated manufacturers is being augmented by third-party companies like Pixelworks. We provide our customers, including manufacturers, original equipment manufacturers, and systems integrators, with video and graphics signal processing solutions that enable them to deliver to market rapidly an advanced display system with industry-leading performance and features. By choosing this product development strategy, our customers reduce their research and development costs, thereby reducing the cost of the overall system.
Our goal is to implement innovative video and pixel processing technologies that help set our customer’s products apart in the market place by providing unique technologies for maximum image performance. With our products, we believe our customers are able to differentiate themselves in order to stem price erosion due to commoditization.
We have a broad and flexible product line that uses proprietary technologies and advanced designs to address the requirements of the industry we serve. Our products range from single-purpose ICs to SoC ICs integrating a microprocessor, memory and image processing circuits that function as a video processing computer on a single chip. Our ICs can be implemented on printed circuit boards that contain the system electronics or, more recently, some parts are designed to mount directly onto the LCD panel. Pixelworks has expanded its technology portfolio through internal developments, acquisitions and co-developments with business partners. In the future, we plan to introduce products that continue to integrate additional functionality and utilize more advanced processes in order to improve performance and lower product costs.
As a result of changes in the industry combined with significant operating losses, we announced a multi-phased restructuring plan in April and November 2006 designed to reduce operating expenses by focusing our development efforts on core competencies in video and pixel processing and consolidating the number of our North American design centers with the goal of becoming earnings before income taxes, interest, depreciation and amortization (“EBITDA”) positive by the end of 2007. Accordingly, we have been in the process of transitioning engineering expertise and capability to our Shanghai and San Jose locations while we lower compensation and infrastructure costs. As a result, we expect to significantly reduce our operating expenses in 2007 and have narrowed the focus of our product development efforts to improve our ability to execute on delivering co-processor based products in 2007 along with bringing to market new generations of our SoC image processor ICs and ICs for LCD panels.
Advanced Display Industry
Pixelworks serves a number of growing markets in the advanced display industry that are reshaping how business users and consumers interact with information and entertainment, including advanced televisions, multimedia projectors, PC televisions and LCD panels. The display industry’s shift toward digital, fixed-pixel display technologies has created a need for video signal and pixel processing electronics that achieve the necessary performance, in terms of image quality, ease of use and cost. These markets differ in stages of maturity and each has unique requirements and dynamics.
Advanced Television Market
While the analog CRT television is a widely accepted technology worldwide and comprises an overwhelming majority of the installed base, the transition to digital-based television is well under way in the market. According to a display industry analyst, in 2006 non-CRT televisions using digital display technologies, referred to as advanced televisions, comprised more than 28 percent of the 189 million television units sold worldwide. Advanced televisions totaled 54 million units which marked an annual increase of 71 percent while the total market grew by only 6 percent which illustrates the acceleration of adoption of advanced television technologies.
Based on current analyst projections, the number of advanced televisions using digital display technology that would require digital video signal processing ICs is continuing to accelerate and is forecasted to collectively overtake analog CRT technology in total units worldwide in 2008. The display technologies include LCDs, plasma display panels (“PDPs”), rear-projection televisions using LCDs, digital micro-mirror devices (“DMDs”), and newer technologies, such as liquid crystal on silicon (“LCoS”) and organic light emitting diodes (“OLED”). While the entire television market is forecast to grow from 189 million units in 2006 to more than 225 million units in 2010, a compound annual growth rate of 5 percent, the advanced television portion of the market is forecast to grow to more than 150 million units in 2010 for a compound annual growth rate of 30 percent.
Looking more closely at the growth forecast, the majority of the growth is being driven by the adoption of advanced televisions using LCD technology which has emerged as the preferred digital display technology due to its ability to be manufactured cost effectively. LCD televisions are forecast to lead the transition among advanced televisions rising from 39.6 million units in 2006 to 129.4 million units in 2010, a compound annual growth rate of 34 percent. LCD-based televisions currently comprise almost the entire market for advanced televisions for screens measuring less than 40 inches diagonally. LCD panel manufacturers are making progress on building larger panels and today LCD televisions with screens measuring up to 65 inches are commercially available, which is bringing LCD technology and plasma technology into direct competition.
A niche market within the LCD television market is hybrid televisions, or PC television (“PCTV”) systems, that have embedded personal computers. These PCTV systems are gaining popularity in Japan where living space is at a premium and range in screen sizes from 20-inch to more than 40-inches. The extended functionality combines a PC and a television environment onto a single flat screen for optimal use of space.
Plasma display televisions, which range in screen size from 42 inches diagonally up to 70 inches diagonally, are expected to grow at a more modest rate than LCD televisions. Plasma display televisions have higher average selling prices based on their larger form factor which limits their sales to one quarter the unit volume of LCD televisions. Plasma display televisions are estimated to grow from 8.8 million units in 2006 to 17.7 million units in 2010 for a compound annual growth rate of 19 percent.
The overall market for rear-projection televisions (“RPTV”) is currently declining and is projected to shrink modestly between 2006 and 2010, from 5.6 million units to 5.1 million units for a compound annual contraction rate of 2 percent. However, the underlying architecture of RPTV is shifting from older projection TVs using analog CRT technology to newer digital technologies. In 2006, approximately 67 percent of RPTVs were based on digital display technologies and CRT-based models are projected to be phased out of production in 2010. When looking at projection technologies that comprise a market opportunity for Pixelworks, namely DMD, LCD and LCoS, the combined compound annual growth rate between 2006 and 2010 is estimated to be 8 percent.
Another sector of the advanced television market that has emerged for Pixelworks is CRT televisions which utilize our semiconductors for advanced video and pixel processing to enhance the picture quality and enable them to display content from a digital source. Digital-based CRT televisions require technologies to de-interlace incoming signals, resize images from high-definition sources and improve image quality by digitally reshaping the image to eliminate image warping, particularly on slim CRT sets. Despite the continued shrinking of the overall CRT television market, this subset of the digital CRT market is projected to grow in the foreseeable future from 27.4 million units in 2006 to 63.4 million units in 2010, a compound annual growth rate of 23 percent. In particular, the manufacture of slim CRT televisions is poised to grow from approximately 6 million units to approximately 37 million units in 2010 for a compound annual growth rate of 58 percent.
Market forecasts indicate that the advanced television market is poised for robust growth over the next several years. In addition to the introduction of new display technologies into the consumer electronics marketplace, two major trends are driving the growth of advanced televisions worldwide: the introduction of digital television standards and new entrants among television manufacturers.
The introduction of a new broadcast standard requiring the use of digital transmission rather than analog methods is an important transition in the industry. Digital television offers a clearer image than analog and enables the transmission of high-definition standards, a wide-screen format, less interference and new types of applications such as interactivity and data transmission. In the United States, the digital television standard is referred to as the ATSC format with similar broadcast standards being developed in Europe, China and Japan called DVB, AVS and ARIB, respectively.
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
As the market for advanced televisions continues to commoditize, the opportunity for large-scale semiconductor manufacturers opens for them to utilize their high-volume capacity and access to advanced semiconductor manufacturing processes to provide cost-efficient solutions for commodity video and signal processing ICs. While these solutions will reduce costs, it is anticipated that on-screen performance will be compromised which creates the opportunity for specialized ICs to provide targeted, pixel-by-pixel enhancements that will dramatically improve on-screen performance and enable commodity video processors to drive improving display technologies. These pixel processing technologies will enable manufacturers to continue to differentiate products and will support efforts to create segments for premium brands.
Multimedia Projector Market
The multimedia projector market is maturing with steady growth as prices continue to decline and manufacturers are introducing models for more targeted segments, including an emerging consumer segment. In 2006, 5 million units were sold worldwide. A display industry analyst is forecasting that in 2010 the multimedia projector market will expand to 12.9 million units, for a compound annual growth rate of 27 percent. For the overall multimedia projector market, the average selling price of each projector system is expected to decrease from $1,364 in 2006 to $848 in 2010. Projector models range from larger units designed for installation, to ultra portable devices weighing less than two pounds for maximum portability.
Two digital display technologies are currently used in multimedia projectors. In 2006, approximately 51 percent of the market was using liquid crystal displays while the remainder was utilizing digital micro-mirror devices, according to a display industry analyst.
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
The emerging market for consumer projectors for home entertainment continues to expand and open a new opportunity for projector manufacturers. Consumers are discovering that they can have a satisfying home cinema experience by investing in a multimedia projector for less than $1,000. In order to achieve attractive price targets, manufacturers are developing models using lower resolution displays, often with 800-by-600 pixel resolution, also known as SVGA, which is an acronym for Super Video Graphics Array, and using lower cost LCDs. According to a display industry analyst, the consumer market for multimedia projectors was 547,000 units in 2006, with the segment expected to grow to 4.5 million units in 2010 for a compound annual growth rate of 70 percent.
We believe customers will continue to demand a more cinema-like experience which will require improved video processing with a particular focus on home theater systems. For example, sales of consumer projectors with resolutions suited for high-definition sources are expected to grow from approximately 261,000 units in 2006 to 1.7 million units in 2010, for a compounded annual growth rate of 59 percent. Similarly, sales of projectors using a widescreen aspect ratio are expected to grow during that time from approximately 562,000 to 3.0 million units.

LCD Panel Market
We supply timing controller circuits for liquid crystal display panels which are a key component in a number of consumer products, including flat-screen computer monitors, flat-screen televisions and notebook computers. LCD panels are the primary technology driving the conversion to digital display technologies due to their cost efficiency, performance and manufacturability. The most advanced LCD manufacturers are using equipment capable of handling glass substrates, the fundamental component in LCDs, exceeding 4 square meters from which 12 32-inch diagonal displays can be yielded.
The total available market for the timing controller circuits used to drive large-area LCDs is, according to an industry analyst, 288 million units worldwide in 2006, with 50 percent for monitors, 28 percent for notebook computers and the remaining 22 percent for televisions.
Our Products and Technologies
We are an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry. At the core of our technology are unique techniques for intelligently processing signals on a pixel-by-pixel basis that result in images optimized for a variety of digital displays, including advanced televisions, multimedia projectors, and LCD panels. Pixelworks’ flexible design architecture enables our technology to produce high image quality in our customers’ display products in a range of solutions including SoC ICs, co-processor ICs and single purpose ICs.
Our product development strategy is evolving to meet the needs of the advanced display market by supporting our objective of excelling as a leader in pixel processing. We are pursuing the portion of the advanced display market that requires superior image quality and delivering that technology in a variety of solutions, which could include highly integrated ICs to single-purpose chips. For example, our multimedia projector customers typically prefer a highly integrated approach whereas our advanced television customers may select to implement a co-processor IC to post-process video signals for image enhancement.
Products
We currently have the following product categories in our portfolio:
ImageProcessor ICs. SoC ICs include embedded microprocessors and digital signal processing circuitry that control the operations and signal processing within the advanced display system. ImageProcessor ICs are used in advanced televisions and multimedia projectors. Semiconductors in this category include circuitry for advanced image scaling, aspect ratio conversion, color compensation, customizable on-screen display, automatic image optimization and control of the operating system. ImageProcessor ICs can also include the following additional functions: advanced de-interlacing circuitry; digital keystone correction; an analog-to-digital controller, or ADC; a Digital Visual Interface, or DVITM, receiver; and a High-Definition Multimedia Interface, or HDMITM, receiver.
ImageProcessor ICs were our first product offerings and continue to form the core of our business in the advanced television and multimedia projector markets. We have continued to design the architecture for optimal performance and manufactured the ICs on processes that align with our customers’ requirements. Additionally, since our ImageProcessor ICs include the microprocessor for the entire system, we provide a complete software development environment and operating system that enables our customers to rapidly develop their products, customize the “look and feel” of their products, and provide consistent software architecture across product lines and product categories. Our latest ImageProcessor IC, called the Pearl family, targets the advanced television and multimedia projector markets. Pearl products integrate our most advanced de-interlacing, video decoding, HDMITM, PixelAmpTM color enhancement, Chroma Key Window feature, Dynamic Deblocking video processing and other video enhancement processing technologies.
ImageProcessor ICs are the leading category of our products and comprised approximately 69 percent of our total revenue in 2006.
Video Co-Processor ICs. Integrated circuits in this category are co-processor ICs for use with our ImageProcessor ICs or for use with image processing solutions from other manufacturers. This class of ICs offers manufacturers more flexibility in their multimedia projection and advanced television system architectures. Video Co-Processor ICs are used to post-process video signals in conjunction with an image processor solution. By offering these ICs, we can target specific needs in our markets and implement technologies optimally without making compromises to accommodate the demands of integration.
We currently produce several types of Video Co-Processor ICs. One category is a post-processor IC that uses a proprietary video processing algorithm to increase color performance for more brilliant images on advanced TVs. The PixelAmpTM family of products offers a simple, low-cost path to differentiation through video performance for television system manufacturers and can work with anyone’s image processing solution.
A second category is designed specifically for use in slim CRT televisions in order to digitally pre-process the video signal to optimize it for the extreme deflection that is necessary in this new generation of CRTs. This companion chip implements Pixelworks’ proprietary Digital Horizontal Correction algorithm that ensures no distortion, vibrant colors and uniform brightness on slim CRT television systems.
A third category is our standalone keystone correction IC that works as a companion to our ImageProcessor ICs to extend the maximum range for keystone correction in a multimedia projection system. This IC complements an ImageProcessor IC to achieve a maximum range of 45 degrees of horizontal and vertical keystone correction and features 10-bit processing for a complete video signal path capable of displaying more than one billion colors.
As a combined group, Video Co-Processor ICs generated approximately 12 percent of our total revenue in 2006.
Smart TCON ICs. The timing controller, or TCON, IC is mounted in a LCD panel and translates a signal from the image processing electronics into a format which instructs each sub-pixel in the display as to the amount of light it should display during each screen refresh, which is usually 60 times per second. We have developed a programmable TCON technology that improves LCD performance by increasing response speed and contrast, while also lowering system costs by replacing the purpose-built ICs that are in use today. We continue to develop this product category by integrating additional pixel processing technologies to expand the functionality of these TCON ICs.
Smart TCON ICs are a new category of products for us and comprised approximately 3 percent of our total revenue in 2006.

MediaProcessor ICs. We have developed a new class of products to support the display of new digital television formats, including HDTV. The digital broadcast standards transmit data encoded using a signal compression format known as “MPEG”, an acronym for the Motion Picture Experts Group, which established the format. Our MediaProcessor IC products, the PWM2000 series, decode MPEG video streams and resulted from joint development efforts with Toshiba Corporation. These MediaProcessor chips provide a cost-effective, high-quality integrated solution for customers developing high definition televisions. Although we continue to support legacy projects for MediaProcessor ICs, we are no longer continuing to develop this product line.
Our line of MediaProcessor ICs comprised approximately 2 percent of our total revenue in 2006.
Broadband Signal Processor ICs. Our Broadband Signal Processor ICs are programmable SoC ICs for handling Internet Protocol Television (“IPTV”) video using multiple industry-standard compression decoding schemes. Broadband Signal Processor ICs use a VLIW, an acronym for Very Long Instruction Word, microprocessor that offers the flexibility and power to be customized for a variety of applications, including for handling IPTV and digital media adapter encoding and decoding, videoconferencing and other specialized applications. We continue to support legacy projects for Broadband Signal Processor ICs but are no longer continuing to develop this product line.
Broadband Signal Processor ICs contributed approximately 14 percent of our total revenue in 2006.
Technologies
In order to offer targeted products, our semiconductors are designed with a flexible chip architecture that allows us to combine functional blocks of digital and mixed signal circuitry. Accordingly, we develop technologies that can be implemented across multiple product lines. The following is a description of selected technologies by target market.
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
Advanced Television Technologies
We have a suite of technologies that are designed to serve the advanced television market and designed with innovative video and pixel processing technologies that help set our customers’ products apart in the market place by providing unique technologies for maximum image performance. These technologies are implemented in a variety of solutions including highly integrated SoC ICs to single-purpose ICs that serve as co-processor chips. These technologies are also used in projection systems that function primarily as home entertainment systems.
Our key video and pixel processing technologies include:
•	PixelAmp™ Color Processing. PixelAmp color processing is a proprietary video processing technique that increases color performance and enhances edges for more brilliant, crisper images, including high definition content. For lower resolution images, PixelAmp technology recovers clarity, which improves the consumer viewing experience on legacy content in advanced television systems. The PixelAmp technology also includes a demonstration mode that can display an image showing side-by-side screens of content with and without the edge and color enhancements, which is useful for differentiating products in retail environments.

•	Dynamic Deblocking. Dynamic Deblocking, or DDb, technology smoothes blocking artifacts that are common in MPEG encoded content. In order to reduce the amount of data required to store or transmit in digital format, which is used in digital broadcasting, DVD, and digital video recording among others, the content is compressed. These digital compression techniques can introduce visual artifacts that appear as visible blocks in the video image. Our Dynamic Deblocking technology is able to detect these artifacts and implements proprietary algorithms to eliminate the edges of the blocks and improve image quality.

•	Digital Horizontal Control. Digital Horizontal Control, or DHC, technology is designed for advanced CRTs in order to reduce system complexity and cost, provide more control over how the image appears on-screen and improve system reliability. Current digital CRTs use analog chips to manipulate the scanning beam in order to achieve accurate images. DHC digitally pre-processes the video signal in order to achieve the correct screen geometry and image positioning to compensate for geometric distortion inherent in CRT technology. DHC is an enabling technology for larger diagonal slim CRT televisions, which have increased demands for deflection control due to the narrower tube depth.

•	Chroma Key Window. Chroma Key Window technology enables improved video performance on hybrid PCTV systems. The Chroma Key Window creates a flexible, resizable picture-in-picture window that displays an alternative video source such as a set-top box or DVD player. The advantage is a better image quality, since the content is displayed using hardware to perform the video processing rather than relying on the PC to handle it which burdens the PC microprocessor and uses software video processing, generally resulting in lower image quality.

•	SteadySyncTM Weak Signal Compatibility. In many parts of the world, television viewers still receive their content via over-the-air broadcast. Our SteadySync technology is able to compensate for broadcast signals that are weak by being able to better lock onto a signal and display a picture. This technology helps users in under-served regions to better receive television broadcasts, which is attractive for manufacturers serving developing countries.

•	Intelligent Windowing. Intelligent Windowing technology offers consumers control over how they view multiple content sources simultaneously. Our ImageProcessor ICs for advanced televisions are capable of displaying video and computer content in various user-controlled formats such as side-by-side, Picture-In-Picture (“PIP”), and Picture-On-Picture (“POP”), where as many as 12 images from various other sources or channels can be monitored while watching a primary viewing window. Our Intelligent Windowing technology delivers additional flexibility with adjustable transparency and user-controlled resizing of windows.
In addition to these technologies, we also offer a suite of video processing technologies which we call Digital Natural ExpressionTM (“DNXTM”). Pixelworks’ DNXTM video processing technology significantly improves the quality of video images by combining multiple enhancement techniques to deliver clear, natural-looking standard and high-definition video images. DNXTM technology utilizes sophisticated digital video processing to deliver a life-like picture through a combination of techniques.
•	DNXTM Motion-Adaptive De-Interlacing. We have developed a proprietary video processing technology to convert interlaced content into progressive content that virtually eliminates image artifacts such as stair-stepping, often referred to as ‘jaggies’, that can occur with less sophisticated techniques. Our motion-adaptive de-interlacing is able to analyze the content and apply the most appropriate methods for both standard television formats and also HDTV formats. In addition, DNX Motion-Adaptive De-Interlacing automatically recognizes when incoming signals were originally captured on film so that special methods are employed to display the content.

•	DNXTM PixelBoostTM. DNX PixelBoostTM technology improves pixel response which eliminates blurring in fast-motion video as seen on some LCD panels. LCD pixels are not able to turn on and off as rapidly as pixels in CRTs, which results in blurry images when content contains quick movements. DNX PixelBoostTM technology can compensate for this property of LCD panels by manipulating the content in a way that makes it display more crisply on the screen.

•	DNXTM Rich Color Processing. DNX Rich Color Processing is a technology that renders more than one billion colors with 10-bit color processing and also optimizes content appearance for various display technologies.

•	DNXTM Video Enhancement Processing. Most content has been encoded in order to enhance its appearance on CRT-based televisions which makes it appear unnatural when displayed on LCDs, DMDs or plasma displays. Our DNX Video Enhancement Processing enables manufacturers to apply filters that compensate for the signals in order to produce sharp, rich picture quality.

•	DNXTM Noise Reduction. Digital displays often appear to create movement where none exists because pixels flicker in areas where there is no motion, creating a distracting shimmering effect. This is referred to as “noise”. We have developed proprietary technology that minimizes noise for a stable, accurate video image.

Multimedia Projector Technologies
•	Digital Keystone Correction. We pioneered digital keystone correction technology and it is now established as a key feature in multimedia projectors. When projecting an image, if the digital projector is not perpendicular to the surface on which it is projecting the image, the image will be distorted. Our digital keystone correction modifies the geometry of the image in our ImageProcessor IC so that it will appear that the image is “squared up”, which allows a projector to be placed virtually anywhere in the room. Our ICs have the ability to adjust the image both vertically and horizontally. Digital keystone correction technology is used in ImageProcessor ICs for the multimedia market, as well as in our stand alone keystone correction co-processor IC.
LCD Panel Technologies
•	Smart Timing Controllers. Typically, every LCD panel requires a TCON that is a purpose-built IC with the function of signaling the LCD panel when to turn the pixels on and off. We have led the development of a new type of TCON that is programmable, or “smart”, so it is able to work with most LCD panels. LCD manufacturers benefit by no longer having to design and build a unique component for each panel. Additionally, we implemented new signal processing techniques that enhance pixel response times and contrast ratios.
Future Developments
We have continued to expand our technology portfolio through internal developments, acquisitions, co-developments with business partners, and through the licensing and selling of joint reference designs. In the future, we plan to introduce co-processor products that improve the performance of pixel processing and video quality that will enable us to provide electronic solutions for our customers not only for the entire signal path of an advanced display, but also at various points in the signal path, to optimize display performance in markets and applications demanding higher resolutions, faster speeds and larger screen sizes.
A key focus of our research and development efforts is our Motion Engine™ technology which is being developed for the advanced television, multimedia projector and LCD panel markets. Motion Engine™ technology is designed to eliminate motion artifacts, often referred to as ‘judder’, on advanced displays by taking advantage of the higher refresh rates of digital displays. Most digital display technologies refresh 60 times per second, and newer generations are refreshing twice as quickly at 120 times per second, whereas most content only refreshes 30 times per second or less. This disparity in refresh rates results in an image that appears to ‘skip’ when the content is showing scenes depicting motion. Our Motion Engine™ video algorithm will use proprietary techniques to synchronize the content to the display’s refresh rate for dramatic reduction in motion-related artifacts. Our goal is to introduce this product as a co-processor IC in 2007.
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
Our global distribution channel is multi-tiered and involves:
•	Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 52%, 46% and 69% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Our largest distributor, Tokyo Electron Device, or TED, is located in Japan. TED represented 26%, 22% and 31% of revenue for the years ended December 31, 2006, 2005 and, 2004, respectively, and accounted for 23% and 16% of accounts receivable at December 31, 2006 and 2005, respectively. No other distributor accounted for more than 10% of total revenue during the years ended December 31, 2006, 2005 and 2004.

We also have distributor relationships in China and Europe.

•	Direct Relationships. We have established direct relationships with companies that manufacture advanced display systems. Some of our direct relationships are supported by manufacturer’s representatives, which are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 48%, 54% and 31% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, we sold product directly to Seiko Epson Corporation who accounted for 15% of revenue for the year ended December 31, 2006. Revenue attributable to Seiko Epson Corporation was 10% and 8% of revenue for the years ended December 31, 2005 and 2004, respectively. No other customer accounted for more than 10% of total revenue during the years ended December 31, 2006, 2005 and 2004.

We have identified three classifications of direct relationships as follows:
o	Integrators. Integrators are OEM customers who build display devices based on specifications provided by branded manufacturers.

o	Branded Manufacturers. Branded manufacturers are globally recognized manufacturers who develop display device specifications, and manufacture, market and distribute display devices either directly or through resellers to end-users.

o	Branded Suppliers. Branded suppliers are globally recognized suppliers who develop display device specifications and then source them from integrators, typically in Asia, and distribute them either directly or through resellers to end-users.
Our sales and marketing team included 110 employees as of December 31, 2006. The sales and marketing team includes 71 field application engineers who provide technical expertise and assistance to manufacturing customers on final product development. We have sales, marketing and support personnel in the U.S., China, Taiwan, Japan and Korea.
Seasonality
Historically, our sales have been higher in the second half of the year primarily due to holiday demand for consumer electronics, including advanced televisions and flat panel monitors. Additionally, the multimedia projector market is subject to seasonality with higher shipments typically occurring in the fourth quarter.
Geographic Concerns
Sales outside the U.S. accounted for approximately 96%, 96% and 99% of our total revenue in 2006, 2005 and 2004, respectively.
Our global operations subject us to risks and difficulties associated with doing business outside the U.S. These risks include foreign currency exchange rate fluctuations, political and economic instability, reduced or limited protection of our intellectual property and increased transaction costs. Our global operations also increase the complexity of our relationships with our distributors and manufacturers due to varying time zones, languages and business customs.
Financial information regarding our domestic and foreign operations is presented in Note 11 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Backlog
Our sales are made pursuant to customer purchase orders for delivery of standard products. The volume of product actually purchased by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and product availability. Our entire order backlog is cancelable, with a portion subject to cancellation fees. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.
Research and Development
Our internal research and development efforts are focused on the development of our semiconductors for the advanced television, multimedia projector, and LCD panel markets. Our development efforts are focused on pursuing higher levels of video and pixel performance, integration and new features in order to improve our SoC semiconductors and ICs to provide our customers with electronic solutions, including software, service and support that enable them to introduce market leading products. These products are designed to reduce components on circuit boards and help lower final systems costs for our customers.
In addition to our 71 field application engineers, on December 31, 2006, we had 254 engineers, technologists and scientists who are organized into the following functional groups: Integrated Circuit Design, Software Engineering, Video and Image Processing Engineering, Display Interface Engineering, Systems Engineering and Product and Test Engineering.
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $57 million, $52 million and $33 million in 2006, 2005 and 2004, respectively.

Manufacturing
Our products require advanced semiconductor processing and packaging technologies. Within the semiconductor industry we are known as a “fabless” company, meaning that we do not manufacture the semiconductors that we design and develop, but instead rely on third parties to manufacture our products. We have IC foundry relationships with Infineon, Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Corporation, and Toshiba. This approach allows us to concentrate our resources on product design and development where we believe we have greater competitive advantages. However, as the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months, there is no readily available alternate supply for any specific product.
Intellectual Property
We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our SoC technology. Currently, we hold 60 patents and have 92 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 5 to 19 years remaining in their respective term, depending on their filing date.
We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products and technologies as necessary. Any future patents may not be granted and if granted, may be invalidated, circumvented, challenged or licensed to others.
To supplement the technologies we develop internally, we have licensed rights to use intellectual property (“IP”) held by third parties, and we may license additional technology rights in the future. If any of these agreements terminate, we would be required to exclude the licensed technology from our existing and future product lines.
The semiconductor industry is characterized by frequent litigation regarding patent and other IP rights. We have indemnification obligations with respect to the infringement of third party IP rights. There is no IP litigation currently pending against us. However, we may, from time to time, receive notification of claims that we may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, we may seek licenses under those patents or IP rights. However, we cannot be sure that licenses will be offered or that the terms of any offered licenses would be acceptable to us.
Competition
In general, the market for semiconductors is intensely competitive. Our market is characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal factors impacting competition in our markets are levels of product integration, functional versatility provided by software, compliance with industry standards, time to market, cost, product performance, system design costs, IP, customer relationships and reputation.

Our current products face competition from specialized display controller developers and in-house display controller ICs designed by our customers and potential customers. Additionally, new alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer.
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include ATI, Broadcom, Genesis Microchip, I-Chips, ITE, JEPICO Corp., Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon Image, Silicon Optix, STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, NXP Semiconductor, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets.
Environmental Matters
We are subject to numerous environmental laws and regulations. In recent years, various federal, state and international governments have enacted laws and regulations governing the collection, treatment, recycling and disposal of certain materials used in the manufacturing of electrical and electronic components. For example, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have worked and continue to work internally, with our suppliers and with our customers to ensure that products we put on the market are compliant with the RoHS and WEEE Directives. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation.
Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to comply with these laws and regulations and we may incur additional capital expenditures and asset impairments to ensure that our products and our vendor’s products are in compliance with these regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.
Employees
As of December 31, 2006, we had a total of 449 employees comprised of (a) 254 in engineering, (b) 110 in sales and marketing, of which 71 are field application engineers and 39 are sales and marketing staff, (c) 25 in operations, and (d) 60 in administration, including finance, information technology, human resources and general administration. Of these employees, 123 are in the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success will depend in large part on our ability to continue to attract, retain, and motivate highly skilled and qualified personnel.

Available Information
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE in Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at http://www.sec.gov where you can obtain most of our SEC filings as well as other information. In addition, you can inspect our reports, proxy materials and other information at the offices of The Nasdaq Stock Market, Inc. at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge through a link on our website at www.pixelworks.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.

Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.
(Dollars in thousands, except per share data)
Risks Related to Our Operations
We may not be able to gain market acceptance of our co-processor strategy sufficient or timely enough to grow revenue and margin dollars in support of turning the Company to profitability in a timely manner.
In January 2007, we presented an overview of changes we are making to the strategic direction and business model for the company. We have assessed the Company’s capabilities and core strengths and determined that in order for us to be successful, we need to focus on our core competencies which are 1) delivering the highest levels of video and image quality for the flat panel display markets and 2) providing industry leading system and chip solutions for our projector customers.
Core to our strategy of driving to higher video and pixel processing performance is that we believe there is an inflection point emerging with the next generation displays coming on line later this year and in 2008. Some of the display industry trends on the horizon are that liquid crystal display (“LCD”) panels will be migrating from 60hz to 120hz; LCD panels are continuing to move to higher resolutions such as true 1080p; and larger displays measuring 50 and 60 inches are moving into the mainstream over the next 24 months.
There can be no assurances that our change in strategy will result in market acceptance adequate enough to grow revenue and margin dollars sufficient enough to return the Company to profitability in a timely manner.
We may not be able to implement our 2006 restructuring plans in a timely manner, or at all, and even if we do, the plan may not result in the anticipated benefits and we may need to initiate additional restructuring efforts in the future.
Phase one of our restructuring plan, announced in April 2006, was designed to improve our breakeven point by reducing manufacturing overhead and operating expenses and focused on our core business in advanced televisions. This plan involved integrating the Internet Protocol Television (“IPTV”) technology we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product developments and resulted in lower compensation expense, consolidated office space, and reduced discretionary spending.
The second phase was announced in November 2006 and is designed to further reduce operating expenses. This plan includes additional consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time, making critical infrastructure investments in people, process and information systems to improve our operations.
The plans may take longer to implement than we expect, which could impact the timing and amount of anticipated benefits. In addition, unforeseen circumstances may result in our not being able to obtain the full benefits of the restructuring plans, or our assumptions about the benefits of the plans may prove incorrect or inaccurate, leading to a reduced benefit. Finally, we cannot assure you that future restructuring efforts will not be necessary, and whether the expected benefits from any future restructuring efforts will be attained.
We have expended a substantial amount of our resources on the acquisition of Equator and we may not realize a significant return on our investment.
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
Our April 2006 restructuring plan included integrating the technology that we acquired from Equator with our advanced television technology developments. We are no longer pursuing stand-alone digital media streaming devices markets that are not core to advanced television. As a result, we will not be able to retain certain customers of Equator and will realize decreasing revenues related to the digital media streaming devices market over time as we exit this portion of our business. In addition, we have lost employees who have knowledge and understanding of the Equator technology and the digital media streaming devices market. Currently, only a few of the Equator employees remain employed by us.
During the first half of 2006, we recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $7,925 of the developed technology and $523 of the customer relationships intangible assets acquired from Equator remain on our consolidated balance sheet as of December 31, 2006.
All of these factors may make it more difficult to integrate the Equator technology with our own and increase the risk that we will not realize any significant return on our investment.
We have incurred substantial indebtedness as a result of the sale of convertible debentures.
As of December 31, 2006, we have $140,000 of 1.75% convertible debentures outstanding. These debt obligations are due in 2024, although the holders of debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019. Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform the day-to-day controls, processes and activities and additionally, certain functions have been transferred to new employees who are not as familiar with procedures, which increases the risk that we will be unable to make timely filings in accordance with the 1934 Act.
These debentures could materially and adversely affect our ability to obtain additional debt financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the debentures to require us to purchase our outstanding debentures on May 15, 2011, the earliest date allowed by the terms of debentures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

Because of the complex nature of our semiconductor designs and associated manufacturing processes and the rapid evolution of our customers’ product designs, we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenues.
The development of our semiconductors, some of which incorporate mixed analog and digital signal processing, is highly complex. These complexities require us to employ advanced designs and manufacturing processes that are unproven. We have experienced increased development time and delays in introducing new products that resulted in significantly less revenue than originally expected for those products. We will not always succeed in developing new products or product enhancements nor will we always do so in a timely manner. Acquisitions have significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple geographically dispersed locations. Restructuring plans have also significantly impacted our product development efforts. We may not be successful in timely delivery of new products with a reduced number of employees or with newer inexperienced employees.
Many of our designs involve the development of new high-speed analog circuits that are difficult to simulate and that require physical prototypes not required by the primarily digital circuits we currently design. The result can be longer and less predictable development cycles.
Successful development and timely introduction of new or enhanced products depends on a number of other factors, including, but not limited to:
•	accurate prediction of customer requirements and evolving industry standards, including video decoding, digital interface and content piracy protection standards;

•	development of advanced display technologies and capabilities;

•	timely completion and introduction of new product designs;

•	use of advanced foundry processes and achievement of high manufacturing yields; and

•	market acceptance of new products.
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
Because of our long product development process and sales cycles, we may incur substantial costs before we earn associated revenues and may not ultimately sell as many units of our products as we originally anticipated.
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
Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s system can take up to nine months or more. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. We cannot assure that the time required for the testing, evaluation and design of our products by our customers would not exceed nine months.
Because of this lengthy development cycle, we will experience delays between the time we incur expenditures for research and development, sales and marketing, and inventory and the time we generate revenues, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, product masks or other capitalized or deferred product-related costs that would negatively affect our operating results.
These factors could have a material and adverse effect on our long-term business and results of operations.
The year ended December 31, 2004 was our only year of profitability since inception and we may be unable to achieve profitability in future periods.
The year ended December 31, 2004 was our first and only year of profitability since inception, during which we generated net income of $21,781. Since then, we have incurred a net loss of $204,178 and $42,610 for the years ended December 31, 2006 and 2005, respectively, and our accumulated deficit through December 31, 2006 is $306,376. In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. We cannot be certain these plans will be successful or that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. In addition, if we are not profitable in the future, we may be unable to continue our operations.
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
•	demand for multimedia projectors, advanced televisions, and LCD panel products;

•	demand and timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors or due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers or a reduction, delay or cancellation of orders from one or more of these parties;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product costs or pricing, or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
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
Our products are characterized by average selling prices that decline over relatively short periods of time, which will negatively affect financial results unless we are able to reduce our product costs or introduce new products with higher average selling prices.
Average selling prices for our products decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit declines. We have experienced declines in our average selling prices and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be.
Changes in stock-based compensation accounting rules have adversely impacted our operating results and may adversely impact our stock price.
On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Shared-Based Payments (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be accounted for at fair value and expensed over the service period for financial reporting purposes. As a result, our operating results for the year ended December 31, 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and shares issued under our employee stock purchase plan (“ESPP”). The adoption of SFAS 123R had a significant impact on our operating results for the year ended December 31, 2006, with stock-based compensation expense of $9,556. We expect SFAS 123R will continue to have a significant adverse impact on our operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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
We may not be able to successfully integrate businesses, products, technologies or personnel of any entity that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition. In addition, if we acquire any company with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Pixelworks and to implement adequate internal control, management, financial and operating reporting systems. Our inability to address these risks could negatively affect our operating results.
To date, we have acquired Panstera in January 2001, nDSP in January 2002, Jaldi in September 2002 and Equator in June 2005. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August 2003, and we incurred $8,949 of expenses related to the transaction. In the third quarter of 2003, we made an investment of $10,000 in Semiconductor Manufacturing International Corporation (“SMIC”). We intend to continue to consider investments in or acquisitions of complementary businesses, products or technologies.
The acquisitions of Equator, Panstera, nDSP and Jaldi contained a very high level of risk primarily because the investments were made based on in-process technological development that may not have been completed, or if completed, may not have become commercially viable.
These and any future acquisitions and investments could result in:
•	issuance of stock that dilutes current shareholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	amortization expenses related to acquired intangible assets;

•	impairment of goodwill;

•	large and immediate write-offs; or

•	decreases in cash that could otherwise serve as working capital.
Our operation of any acquired business will also involve numerous risks, including, but not limited to:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.
We may not be able to respond to the rapid technological changes in the markets in which we compete, or seek to compete, or we may not be able to comply with industry standards in the future, making our products less desirable or obsolete.
The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the introduction of high-definition television (“HDTV”), which includes the ATSC format in the United States, DVB format in Europe and ARIB in Japan, new video decoding technology, such as H.264 or Windows Media 9, new digital receivers and displays with resolutions that have required us to accelerate development of new products to meet these new standards.
Because we do not have long-term commitments from our customers and plan purchases based on estimates of customer demand which may be inaccurate, we must contract for the manufacture of our products based on those potentially inaccurate estimates.
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, during 2005 and 2006 we overestimated demand for certain inventory which lead to relatively significant charges for obsolete inventory in 2006. Conversely, if our customers or we underestimate demand or if insufficient manufacturing capacity is available, we would forego revenue opportunities, lose market share and damage our customer relationships.
Our dependence on selling to distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.
Selling to distributors and integrators reduces our ability to forecast sales and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. Some of our products are sold to integrators, who then integrate our semiconductors into a system that is then sold to an original equipment manufacturer or “OEM.” This adds another layer between us and the ultimate source of demand for our products, the consumer. These arrangements require us to manage a more complex supply chain and monitor the financial condition and creditworthiness of our distributors, integrators and customers. Our failure to manage one or more of these challenges could result in excess inventory or shortages that could seriously impact our operating results or limit the ability of companies using our semiconductors to deliver their products.

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
We license technology from third parties that is incorporated into our products or product enhancements. Future products or product enhancements may require additional third-party licenses that may not be available to us or may not be available on terms that are commercially reasonable. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products. We currently have access to certain key technology, owned by independent third parties, through license agreements. In the event of a change in control at the licensor, it may become difficult to attain access to such licensed technology.
Our limited ability to protect our intellectual property and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2006, we hold 60 patents and had 92 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.
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
Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects could result in increased costs, delays in the availability of our products, reduced sales of products or claims against us.
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

For example, we have experienced field failures of our semiconductors in certain customer system applications that required us to institute additional testing. As a result of these field failures, we incurred warranty costs due to customers returning potentially affected products. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Our customers could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. Shipment of defective products may harm our reputation with customers, and result in loss of market share or failure to achieve market acceptance.
Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to shortages based on capacity allocation or low manufacturing yield, errors in manufacturing, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenues.
We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. We contract with third-party foundries for wafer fabrication and other manufacturers for assembly and testing of our products. Our requirements represent only a small portion of the total production capacity of our contract manufacturers, who have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect this may occur again in the future. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our contract manufacturers increase prices charged to produce our products with little notice.
If we are unable to obtain our products from our contract manufacturers on schedule, our ability to satisfy customer demand will be harmed, and revenue from the sale of products may be lost or delayed. If orders for our products are cancelled, expected revenues would not be realized. In addition, if the price charged by our contract manufacturers increases we will be required to increase our prices, which could harm our competitiveness. For example, in the fourth quarter of 2005, one of our contract manufacturers experienced temporary manufacturing delays due to unexpected manufacturing process problems, which caused delays in delivery of our products making it difficult for us to satisfy our customer demand.
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
In order to increase performance and functionality and reduce the size of our products, we are continuously developing new products using advanced technologies that further miniaturize semiconductors. However, we are dependent on our foundries to develop and provide access to the advanced processes that enable such miniaturization. We cannot be certain that future advanced manufacturing processes will be implemented without difficulties, delays or increased expenses. Our business, financial condition and results of operations could be materially adversely affected if advanced manufacturing processes are unavailable to us, substantially delayed or inefficiently implemented.
Manufacturers of our semiconductor products periodically discontinue manufacturing processes, which could make our products unavailable from our current suppliers.
Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process. In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development. For example, we discontinued an image processor product that was produced by one of our third-party foundries in the third quarter of 2006. End of life orders were not sufficient to cover the production requirements for our customers. Because the time required to restart the production line requires a certain amount of lead time, we are currently in a backlog position for that particular product. We expect to begin reshipping this product once again in the first quarter of 2007 and expect to have the backlog fulfilled by the end of the second quarter of 2007.
A portion of our products use embedded DRAM technology and the required manufacturing processes will only be available for a limited time. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which may only be available for the next five to seven years. We have commitments from our suppliers to notify us in the event a manufacturing process is to be discontinued in order to assist us with product transitions.
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
From time to time, shortages of materials that are used in our products may occur. In particular, we may experience shortages of semiconductor wafers and packages. If material shortages occur, we may incur additional costs or be unable to ship our products to our customers in a timely fashion, both of which could harm our business and adversely affect our results of operations.

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
Our future success depends upon the continued services of our executive officers, key hardware and software engineers, and sales, marketing and support personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. In addition, because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. We believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, and sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Currently, this risk has increased as the Company goes through restructuring efforts to consolidate several of its North American operating sites and transition key processes and technical expertise to its Shanghai, China design center. For example, in the last six months we have been or are in the process of replacing certain officers of the Company, i.e. the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, as we change the strategic direction of the Company and consolidate into a smaller number of operating sites. In addition during 2006, we experienced difficulties in hiring and retaining qualified engineers in our Shanghai design center. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenues and business could be seriously harmed.
Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees, officers and directors.
We have historically used stock options and other forms of share-based payment awards as key components of our total compensation program in order to retain employees and directors and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for share-based payments in the first quarter of 2006. As a result, we have and will continue to incur increased compensation costs associated with our share-based programs making it more expensive for us to grant share-based payment awards to employees, officers and directors in the future. We continuously review our equity compensation strategy in light of current regulatory and competitive environments and consider changes to the program as appropriate. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an ESPP, we may decide to incur cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and results of operations.
As a result of reviewing our equity compensation strategy, in 2006 we reduced the total number of options granted to employees and the number of employees who receive share-based payment awards. Additionally, in October 2006, our shareholders approved a stock option exchange program whereby eligible employees could elect to exchange eligible outstanding options for new options at the then current market price of our common stock and at a rate of 4-to-1. Effective December 4, 2006, 184 employees surrendered 1,739,920 eligible options in exchange for 434,980 new stock options. The new options have an exercise price of $2.49 per share, have a 7-year term and vest over 18 months. While the goal of this program was to aid in the retention of key employees, it is unknown what effect, if any, it will have on our ability to retain key employees.
Members of our Board of Directors and our five most highly compensated executive officers, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, were not eligible to participate in the stock option exchange program. The fact that these individuals could not participate in this program may make it difficult to retain them, since a majority of their outstanding stock options have exercise prices greater than the current fair market value of our common stock.
Additionally in February 2007, the Compensation Committee of the Board of Directors has decided to replace future stock option grants to executives in its entirety with the granting of restricted shares, as allowed under the Company’s 2006 Stock Incentive Plan, on a 4-to-1 basis. Accordingly, we may have a more difficult time retaining key executives as a result of lower incentive-based compensation pay designed to retain them.
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenues from, or loss of, any of these customers or distributors could significantly reduce our total revenues.
We are, and will continue to be, dependent on a limited number of distributors and customers for a substantial portion of our revenue. Sales to distributors represented 52%, 46% and 69% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 26%, 22% and 31% for the years ended December 31, 2006, 2005 and 2004, respectively. Revenue attributable to our top five end customers represented 39%, 34% and 33% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. As a result of these distributor and end customer concentrations, any one of the following factors could significantly impact our revenues:
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
As of December 31, 2006 and 2005, we had four and three customers, respectively, that each represented 10% or more of accounts receivable. The failure of any of these customers to pay these balances or any other customer to pay their outstanding balance would result in an operating expense and reduce our cash flows.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96%, 96% and 99% of total revenue in 2006, 2005 and 2004, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan or Korea that could result in an increase in our operating expenses and cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit for foreign receivables;

•	increased risk of internal control weaknesses for key processes transferred to our Asian operations;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan, Korea or Turkey that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting accounts receivable.
Our growing presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 60% of our employees are located in this area and we have an investment of $10,000 in SMIC, located in Shanghai, China. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operation. For example, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have worked and continue to work internally, with our suppliers and with our customers to ensure that products we put on the market after July 1, 2006 are compliant with the RoHS and WEEE Directives. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a materially adverse effect on our business, financial condition and results of operations. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes. In addition, as a result of migrating our products to be in compliance with these new laws we had to reserve for and scrap excess leaded part inventory of approximately $3,760 in 2006.
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
Rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices are characteristics of our market and could have a material adverse effect on our business, financial condition and results of operations. As the overall price of advanced flat panel displays continues to fall, we may be required to offer our products to manufacturers at discounted prices due to increased price competition. At the same time, new alternative technologies and industry standards may emerge that directly compete with technologies we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.
We compete with specialized and diversified electronics and semiconductor companies that offer advanced display, digital TV and IPTV semiconductor products. Some of these include ATI, Broadcom, Genesis Microchip, I-Chips, ITE, JEPICO Corp., NXP Semiconductor, Macronix, Mediatek, Media Reality Technologies, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon Image, Silicon Optix, STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, nVidia, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation, Texas Instruments and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:
•	our board of directors is authorized, without prior shareholder approval, to change the size of the board. Our articles of incorporation provide that if the board is increased to eight or more members, the board will be divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly change the composition of our board;

•	our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control, commonly referred to as “blank check” preferred stock;

•	members of our board of directors can only be removed for cause;

•	the board of directors may alter our bylaws without obtaining shareholder approval; and

•	shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.
Our principal shareholders have significant voting power and may take actions that may make it more difficult to sell our shares at a premium to take over candidates.
Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 15,438,929 shares or approximately 32% of our outstanding common stock and exchangeable shares as of February 28, 2007. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.
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
In particular, the stock prices of technology companies similar to us have been highly volatile. Market fluctuations as well as general economic, political and market conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance.
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
For example, as of December 31, 2006 we have $140,000 of unsecured convertible bonds outstanding that have a put date of May 15, 2011 and $134,584 million in cash and marketable securities. Accordingly, we are in a net cash deficit position as of year end. While the Company is implementing restructuring plans designed to improve the financial performance of the Company, there can be no guarantee that the Company will be able to generate sufficient cash flows from operations in the future to refinance or service the potential put option on the convertible bonds.
Continued compliance with new regulatory and accounting requirements will be challenging and require significant resources.
We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure,

including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission rules and regulations and NASDAQ Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. The process of documenting and testing our controls over financial reporting has required that we hire additional personnel and outside services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. In addition, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.
As part of our restructuring efforts to reduce operating expenses and to support migrating engineering design capability to Asia, in 2006 and 2007 we are transitioning key accounting, finance and information technology infrastructure and technical expertise to our Shanghai site which may raise the risk of weakness in our internal control environment.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We lease approximately 55,000 square feet in Tualatin, Oregon, which house our corporate headquarters and include accounting and finance functions. This lease expires in February 2009. We are currently in the process of subleasing approximately 75% of this facility.
We lease approximately 37,000 square feet in San Jose, California, which is an engineering center. This lease expires in May 2013. We are currently in the process of subleasing approximately 50% of this facility.
We lease approximately 18,000 square feet in Ontario, Canada and 10,000 square feet in Seattle, Washington. Our Ontario lease expires in August 2008 and our Seattle lease expires in October 2011. We have subleased approximately 75% of our Seattle facility and are actively marketing our Ontario facility for sublease.
We lease an aggregate of approximately 56,000 square feet in three cities in China for purposes of engineering and sales and customer support. Our China leases expire on various dates through December 2007. We also lease an aggregate of approximately 26,000 square feet in two cities in Taiwan for purposes of sales and customer support and operations and logistics, and 4,000 square feet in two cities in Japan for purposes of sales and customer support. Our Taiwan and Japan leases expire on various dates through November 2008 and March 2007, respectively.
We expect to renew the leases that expire in 2007 on terms substantially similar to those currently in effect.

Item 3. Legal Proceedings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
A Special Meeting of Shareholders of Pixelworks, Inc. was held on October 26, 2006 to approve a stock option exchange program. The proposal to approve the stock option exchange program was approved and received the following votes:

For	23,242,811
Against	5,628,336
Abstain	17,853
There were no other matters of business that properly came before the meeting that were voted upon.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the NASDAQ Global Market under the symbol “PXLW”. The stock began trading on May 19, 2000. The following table sets forth, for the periods indicated, the highest and lowest sales prices of our common stock.

Fiscal 2006	High	Low

Fourth Quarter	$3.26	$2.10
Third Quarter	3.04	2.00
Second Quarter	5.05	2.40
First Quarter	6.42	4.36

Fiscal 2005	High	Low

Fourth Quarter	$6.74	$4.97
Third Quarter	11.78	6.25
Second Quarter	9.32	6.90
First Quarter	12.44	7.55
As of February 28, 2007, there were 191 shareholders of record (excluding individual participants in securities positions listings), and the last per share sales price of the common stock on that date was $1.93.

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the expansion and development of our business.
Performance Graph
          The following Performance Graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.
     Set forth below is a graph that compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Composite U.S. Index and the NASDAQ Electronics Components Index over the five-year period ended December 31, 2006. In accordance with guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization.
COMPARISON OF MONTHLY CUMULATIVE TOTAL RETURN
AMONG PIXELWORKS, INC., THE NASDAQ STOCK MARKET (U.S.)
INDEX AND THE NASDAQ ELECTRONICS COMPONENTS INDEX
Equity Compensation Plans
Information with respect to our equity compensation plans is included in our Proxy Statement for our Annual Meeting of Shareholders to be filed pursuant to Regulation 14D and is incorporated herein by reference.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 8. Financial Statements and Supplementary Data.
Statement of Operations Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Revenue, net	$133,607	$171,704	$176,211	$140,921	$102,641
Cost of revenue	84,057	108,748	90,991	78,674	52,545
Impairment loss on acquired developed technology	21,330	—	—	—	—
Restructuring	2,119	—	—	—	—

Gross profit	26,101	62,956	85,220	62,247	50,096
Operating expenses:
Research and development	57,019	51,814	32,969	29,580	31,182
Selling, general and administrative	35,053	30,616	23,736	20,797	16,576
Impairment loss on goodwill	133,739	—	—	—	—
Impairment loss on acquired intangible assets	1,753	—	—	—	—
Restructuring	13,316	1,162	—	5,049	—
Amortization of acquired intangible assets	602	1,084	486	486	242
Merger-related expenses	—	—	—	8,949	—
In-process research and development	—	—	—	—	24,342

Total operating expenses	241,482	84,676	57,191	64,861	72,342

Income (loss) from operations	(215,381)	(21,720)	28,029	(2,614)	(22,246)
Interest and other income, net	10,254	1,532	1,742	1,177	2,275

Income (loss) before income taxes	(205,127)	(20,188)	29,771	(1,437)	(19,971)
Provision (benefit) for income taxes	(949)	22,422	7,990	(907)	880

Net income (loss)	$(204,178)	$(42,610)	$21,781	$(530)	$(20,851)

Net income (loss) per share:
Basic	$(4.23)	$(0.90)	$0.47	$(0.01)	$(0.48)

Diluted	$(4.23)	$(0.90)	$0.45	$(0.01)	$(0.48)

Weighted average shares outstanding:
Basic	48,289	47,337	46,673	45,337	43,397

Diluted	48,289	47,337	52,062	45,337	43,397

Balance Sheet Data

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Cash and cash equivalents	$63,095	$68,604	$32,585	$16,490	$17,577
Working capital	108,169	139,291	209,653	91,681	95,776
Total assets	207,771	421,556	423,569	233,317	227,212
Long-term liabilities, net of current portion	147,414	163,357	150,365	100	—
Total shareholders’ equity	21,948	215,217	252,023	220,305	214,816
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(Dollars in thousands, except per share data)
Overview
We are an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry. At the core of our technology are unique techniques for intelligently processing signals on a pixel-by-pixel basis that result in images optimized for a variety of digital displays, including advanced televisions, multimedia projectors, and liquid crystal display panels. Pixelworks’ flexible design architecture enables our technology to produce high image quality in our customers’ display products in a range of solutions including system-on-chip integrated circuits (“ICs”) and co-processor ICs.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China and Europe, and our manufacturers’ representatives support some of our European and Korean sales. Sales to distributors represented 52%, 46%, and 69% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. Revenue attributable to our top five end customers represented 39%, 34% and 33% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96%, 96% and 99% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology product development. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. This focus and integration is expected to result in lower compensation costs, allow us to consolidate facilities and reduce rent expense.

In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This new plan includes further consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
During the year ended December 31, 2006, we incurred $15,435 related to the restructuring plans announced in 2006, which consists of the write-off of licensed technology, tooling and software and other assets of $10,562, and costs related to termination and retention benefits of $2,781 and consolidation of leased space of $2,092.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On a continual basis, we evaluate our estimates, including those related to product returns, warranty obligations, inventories, property and equipment, intangible assets, stock-based compensation, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Sales Returns and Allowances. Our customers do not have a stated right to return product except for replacement of defective products under our warranty program discussed below. However, we have accepted customer returns on a case-by-case basis as customer accommodations in the past. As a result, we provide for these returns in our reserve for sales returns and allowances. At the end of each reporting period, we estimate the reserve for returns based on historical experience and knowledge of any applicable events or transactions.

Certain of our distributors have stock rotation provisions in their distributor agreements, which allow them to return 5-10% of the products purchased in the prior six months in exchange for products of equal value. We analyze historical stock rotations at the end of each reporting period. To date, returns under the stock rotation provisions have been minimal.
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
Allowance for Doubtful Accounts. We offer credit to customers after careful examination of their creditworthiness. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. At the end of each reporting period, we estimate the allowance for doubtful accounts based on our historical write-off experience and the age of outstanding receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination and is not amortized. We test goodwill annually for impairment and more frequently if events and circumstances indicate that it might be impaired. The impairment test is performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We have assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual impairment test in the first quarter of each year.
Stock-Based Compensation. In accordance with SFAS 123R, Share-Based Payment, we estimate the fair value of share-based payments using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of share-based payments is recognized as compensation expense over the requisite service period, generally the vesting period. When there are any changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of the share-based payments, causing variation in the compensation cost recognized.
Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that we will be able to realize all or part of our net deferred tax asset in the future, a decrease to the valuation allowance would be recorded in the statement of operations or equity in the period such determination was made.
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

Results of Operations
The following table sets forth certain financial data for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Revenue, net	$133,607	100.0%	$171,704	100.0%	$176,211	100.0%
Cost of revenue	84,057	62.9	108,748	63.3	90,991	51.6
Impairment loss on acquired developed technology	21,330	16.0	—	0.0	—	0.0
Restructuring	2,119	1.6	—	0.0	—	0.0

Gross profit	26,101	19.5	62,956	36.7	85,220	48.4

Operating expenses:
Research and development	57,019	42.7	51,814	30.2	32,969	18.7
Selling, general and administrative	35,053	26.2	30,616	17.8	23,736	13.5
Impairment loss on goodwill	133,739	100.1	—	0.0	—	0.0
Impairment loss on acquired intangible assets	1,753	1.3	—	0.0	—	0.0
Restructuring	13,316	10.0	1,162	0.7	—	0.0
Amortization of acquired intangible assets	602	0.5	1,084	0.6	486	0.3

Total operating expenses	241,482	180.7	84,676	49.3	57,191	32.5

Income (loss) from operations	(215,381)	(161.2)	(21,720)	(12.6)	28,029	15.9
Interest income	5,833	4.4	5,658	3.3	3,823	2.2
Interest expense	(2,721)	(2.0)	(2,637)	(1.5)	(1,609)	(0.9)
Settlement proceeds, net	4,800	3.6	—	0.0	—	0.0
Gain on repurchase of long-term debt, net	3,009	2.3	—	0.0	—	0.0
Realized loss on sale of marketable securities	—	0.0	(779)	(0.5)	—	0.0
Amortization of debt issuance costs	(667)	(0.5)	(710)	(0.4)	(472)	(0.3)

Interest and other income, net	10,254	7.7	1,532	0.9	1,742	1.0

Income (loss) before income taxes	(205,127)	(153.5)	(20,188)	(11.8)	29,771	16.9
Provision (benefit) for income taxes	(949)	(0.7)	22,422	13.1	7,990	4.5

Net income (loss)	$(204,178)	(152.8)%	$(42,610)	(24.8)%	$21,781	12.4%

Percentages may not add due to rounding.
Revenue, Net
Revenue, net decreased $38,097, or 22%, in 2006 compared to 2005, and decreased $4,507, or 3%, in 2005 compared to 2004. The decrease in 2006 revenue resulted from a 21% decrease in units sold and a 2% decrease in average selling price (“ASP”). The decrease in 2005 revenue resulted from a decrease in ASP of 10%, partially offset by an increase in units sold of 9%. ASP of our products decline over relatively short periods of time due to aggressive competitive pricing, and we expect to continue to experience downward pressure on our selling prices in future periods.

Revenue by market as a percentage of total revenue was as follows:

	Year Ended December 31,
	2006	2005	2004
Multimedia projector	44%	31%	45%
Advanced television	32%	52%	43%
Digital streaming media devices	14%	8%	0%
LCD monitor	6%	7%	10%
Other	4%	2%	2%
Multimedia Projector
Multimedia projector revenue increased 11% in 2006 compared to 2005. The increase is primarily attributable to our end customers’ strength in the market, as well as stabilization in the market share of digital light processing (“DLP”) technology compared to high-temperature polysilicon technology. During 2005, DLP-based products, which generally do not incorporate our technology, grew in market share compared to high temperature polysilicon-based products. The market split stabilized in 2006, enabling us to recapture market share. Units sold and ASP in the multimedia projector market increased 9% and 2%, respectively, in 2006 compared to 2005.
Multimedia projector revenue decreased 32% in 2005 to 2004, due to market share lost to DLP products. Units sold and ASP in the multimedia projector market decreased 16% and 20%, respectively, in 2005 compared to 2004.
We expect multimedia projector revenue to decrease up to 10% in the first quarter of 2007 compared to the fourth quarter of 2006, primarily due to seasonal softness in orders as well as supply constraints on one of our end-of-life products.
Advanced Television
Advanced television revenue decreased 51% in 2006 compared to 2005. The decrease is primarily attributable to the loss of a key original equipment manufacturer customer in Europe, customer transitions from our older generation products ahead of our newer products coming to market due to delays in product development, and weakness in the market in China and Europe. Units sold and ASP in the advanced television market decreased 39% and 20%, respectively, in 2006 compared to 2005.
Advanced television revenue increased 16% in 2005 compared to 2004, which was driven by overall growth in consumer demand for increasingly feature-rich LCD televisions, progressive scan televisions, plasma displays and digital rear projection televisions. Units sold in the advanced television market increased 28%, while ASP decreased 9% in 2005 compared to 2004.
We expect advanced television revenue to decrease 30% to 40% in the first quarter of 2007 compared to the fourth quarter of 2006, primarily due to customers working down inventory levels from the holiday season, supply constraints on an end-of-life product and seasonal softness in the first quarter.
Digital Streaming Media Devices
Revenue in the digital streaming media devices market resulted from our acquisition of Equator in June 2005. This market includes videoconferencing, set-top box, and other miscellaneous applications.

In April 2006, we initiated a plan whereby we are integrating the IPTV elements of the Equator technology we acquired with our advanced television technology product developments. While we are continuing to provide customers with existing products, we are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. As a result, we expect to see revenue from existing customers in this market decreasing over time as customers switch to next generation designs from other suppliers. In the first quarter of 2007, we expect our digital streaming media devices revenue to decrease approximately 5% compared to the fourth quarter of 2006.
LCD Monitor
Revenue in the LCD monitor market has decreased as a percent of total revenue from 2004 through 2006. This decrease is primarily attributable to our decision to focus on higher end products and discontinue development of mainstream products for this market, rather than any general industry trends.
We expect LCD monitor revenue to decrease 20% to 25% in the first quarter of 2007 compared to the fourth quarter of 2006. Our LCD monitor revenue is highly dependent on a limited number of customers and the timing of their orders, and is heavily impacted by availability of an end-of-life part that is supply constrained.
Other
Other revenue includes LCD panel timing controller revenue and revenue from small niche markets. In the future, we expect LCD panel timing controller revenue, a developing market, to increase if we are able to secure additional design wins. Revenue from small niche markets is not expected to be significant in the near future.
Cost of Revenue and Gross Profit
Cost of revenue includes purchased materials, assembly, test, labor, warranty expense, royalties, provisions for slow-moving and obsolete inventory, amortization of acquired developed technology, amortization of the fair value adjustment on acquired inventory, stock-based compensation and information technology and facilities allocations, as well as an impairment loss on acquired developed technology and a restructuring charge in 2006, and the amortization of acquired backlog in 2005.
Gross profit margin was 19.5% in 2006, 36.7% in 2005 and 48.4% in 2004.
The decrease in gross profit in 2006 is primarily due to the recognition of a $21,330 impairment loss on acquired developed technology and a restructuring charge of $2,119, partially offset by a decrease in acquisition-related amortization expense of $6,219. Additionally, increases in inventory scrap and provisions for slow-moving and obsolete inventory, charges for customer materials never utilized in production, and stock-based compensation expense all contributed to the decrease in gross profit in 2006.
The decrease in gross profit in 2005 from 2004 primarily resulted from an increase in acquisition-related amortization of $9,803. Acquisition-related amortization was $10,332, or 6% of revenue, in 2005 compared to $529, or 0.3% of revenue, in 2004.
Declines in gross profit margin are characteristic of our industry and the markets we serve, and we expect declines to occur again in the future, although we cannot predict when or how severe they will be. As a result, we actively seek ways to reduce the cost to manufacture our products and introduce new products with higher margins.

Estimated amortization of acquired developed technology is $2,820, $2,820, $2,336 and $1,050 for the years ending December 31, 2007, 2008, 2009 and 2010, respectively.
We expect our gross profit margin to be between 39% and 41% for the first quarter of 2007.
Research and Development
Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services, expensed equipment, and information technology and facilities allocations.
Research and development expense increased $5,205, or 10%, to $57,019 in 2006 from $51,814 in 2005. This increase is primarily due to the following offsetting factors:
•	Depreciation and amortization expense increased $3,155 primarily due to increased licensed technology and software asset purchases made at the end of 2005.

•	Stock-based compensation expense increased $3,126 as a result of our adoption of SFAS 123R on January 1, 2006. Under SFAS 123R, we estimate the fair value of options granted using the Black-Scholes option-pricing model and recognize stock-based compensation expense over the requisite service period, which is generally the vesting period. Previously, stock-based compensation expense was recognized only in the event options were granted at an exercise price less than the market price of our common stock on the date of grant.

•	Facilities and information technology expenses allocated to research and development increased $692. The increase in facilities and information technology expenses was driven by increases in depreciation and amortization expense, outside services, and telephone and other communications charges.

•	Compensation expense decreased $2,306. While headcount in our research and development cost centers was consistent at 254 at December 31, 2006 and 2005, the restructuring plans we initiated in April 2006 and November 2006 have shifted research and development to locations in Asia from locations in North America.

•	Development-related expenses, including non-recurring engineering and outside services, decreased $456 due to the timing of projects in process.
Research and development expense increased $18,845, or 57%, to $51,814 in 2005 from $32,969 in 2004. This increase is primarily due to the following factors:
•	Compensation expense increased $6,850, due to an increase in headcount in research and development cost centers to 254 at December 31, 2005 from 164 at December 31, 2004. This increase includes 49 in our Shanghai design center, and 41 that resulted from our acquisition of Equator. These increases were partially offset by a decrease in Tualatin headcount, which was primarily attributable to the restructuring we initiated in October of 2005.
•	Development related expenses, including non-recurring engineering and outside services, increased $4,415.
•	Depreciation and amortization expense increased $3,875, primarily due to increased licensed technology and software asset purchases.
•	Facilities and information technology expenses allocated to research and development increased $3,293. The increase in facilities and information technology expenses was driven by increased headcount in information technology departments and rent expense, which were in part attributable to the addition of Equator, and increased depreciation and amortization expense, expensed equipment and software, and telephone and other communications charges.
•	Stock-based compensation increased $536 due to the assumption of outstanding Equator stock options.
We expect to continue to make significant investments in research and development in support of our new product development programs.
Selling, General and Administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, allocations for facilities and information technology expenses, and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense increased $4,437, or 14%, to $35,053 in 2006 from $30,616 in 2005. This increase is primarily due to the following offsetting factors:
•	Stock-based compensation expense increased $5,157 as a result of our adoption of SFAS 123R on January 1, 2006. Under SFAS 123R, we estimate the fair value of options granted using the Black-Scholes option-pricing model and recognize stock-based compensation expense over the requisite service period, which is generally the vesting period. Previously, stock-based compensation expense was recognized only in the event options were granted at an exercise price less than the market price of our common stock on the date of grant.
•	Compensation expense increased $342. Selling, general and administrative headcount decreased from 172 at December 31, 2005 to 150 at December 31, 2006 however, average headcount was relatively consistent at 159 in 2006 and 164 in 2005.
•	Sales commission expense decreased $1,250 due to the decrease in revenue in 2006.
Selling, general and administrative expense increased $6,880, or 29%, to $30,616 in 2005 from $23,736 in 2004. This increase is primarily due to the following:
•	Compensation expense increased $3,963, due to an increase in headcount in selling, general and administrative cost centers to 172 at December 31, 2005 from 137 as of December 31, 2004. This increase includes 10 employees that resulted from our acquisition of Equator.
•	Facilities and information technology expenses allocated to selling, general and administrative increased $1,562. The increase in facilities and information technology expenses was driven by increased headcount in information technology departments and increased rent expense, which were in part attributable to the addition of Equator, and increased depreciation and amortization expense, expensed equipment and software, and telephone and other communications charges.
•	Sales commission expense increased $908, primarily due to our acquisition of Equator.
•	Travel-related expenses increased $727.
We expect to continue to make investments in our selling, general and administrative infrastructure to support the global expansion and scalability of our business systems and increased sales-related efforts.

Impairment Loss on Goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002, and Panstera in January 2001. As the market value of our common stock fell below our book value during the second quarter of 2006, we performed an additional goodwill impairment test on June 30, 2006. In the second quarter of 2006, we recorded an impairment loss on goodwill of $133,739, which represented the excess carrying amount of goodwill over the implied fair value of goodwill. The implied fair value of goodwill was determined in a manner consistent with a purchase price allocation in a business combination. At the time of the impairment analysis, goodwill was determined to have no implied fair value.
Impairment Loss on Acquired Intangible Assets
We recorded intangible customer relationships and trademark assets in connection with the acquisition of Equator in June 2005. During the first quarter of 2006, we recorded an impairment loss on the customer relationships and trademark assets of $1,753, which represented the excess carrying amount over the estimated fair value of the assets. As of December 31, 2006, the net book value of the customer relationships intangible asset is $523, which will be amortized over the asset’s remaining useful life of approximately 18 months. At the time of the impairment analysis, the trademark asset was determined to have no remaining value.
Restructuring
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology we acquired from Equator with our advanced television technology product development. We are no longer pursuing stand-alone digital media streaming markets not core to advanced television. The focus and integration is expected to result in lower compensation costs, allow us to consolidate facilities and reduce rent expense.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This new plan includes further consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
During 2006, we recognized $15,435 in restructuring expense, of which $2,119 is included in cost of revenue. Total restructuring expense includes $10,562 for the write-off of certain assets, including licensed technology and tooling, $2,781 for termination and retention benefits and $2,092 for costs associated with the consolidation of lease space. As of December 31, 2006, we have accrued restructuring expenses of approximately $2,717 in our consolidated balance sheet, which consist of termination and retention benefits payable of $1,193 and accrued remaining lease payments of $1,524.
As we continue implementing the restructuring plan announced in November 2006, we expect to incur restructuring charges of $3,500 to $4,000 over the next several quarters.
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

Amortization of Acquired Intangible Assets
We recorded intangible customer relationships and trademark assets in connection with the acquisition of Equator in June 2005, and an intangible assembled workforce asset as a result of the Jaldi asset acquisition in September 2002. These acquired intangible assets are amortized on a straight-line basis over the following useful lives: customer relationships and assembled workforce, three years, and trademark, one year. As of December 31, 2006, the trademark was fully amortized and as of December 31, 2005, the assembled workforce asset was fully amortized. Future amortization expense of the customer relationships asset will be approximately $359 and $164 in the years ending December 31, 2007 and 2008, respectively.
Interest and Other Income, Net
Interest and other income, net consists of the following:

	Year Ended December 31,
	2006	2005	2004
Interest income	$5,833	$5,658	$3,823
Interest expense	(2,721)	(2,637)	(1,609)
Settlement proceeds, net	4,800	—	—
Gain on repurchase of long-term debt, net	3,009	—	—
Realized loss on sale of marketable securities	—	(779)	—
Amortization of debt issuance costs	(667)	(710)	(472)

Interest and other income, net	$10,254	$1,532	$1,742

Interest income includes interest earned on cash equivalents and short- and long-term marketable securities. Interest income increased $175, or 3%, in 2006 from 2005 and $1,835, or 48%, in 2005 from 2004. The increase in interest income in 2006 from 2005 is attributable to higher average rates of return on invested funds, and the increase in 2005 from 2004 is attributable to the investment of the proceeds from the issuance of our 1.75% convertible subordinated debentures in May and June 2004.
Interest expense consists primarily of interest payable on the debentures. Interest expense increased $84 in 2006 from 2005 and $1,028 in 2005 from 2004. The increase in interest expense in 2005 from 2004 is due to the issuance of the debentures in May and June 2004.
During the fourth quarter of 2006, our claim against funds placed in escrow in connection with the Equator acquisition was settled. We received proceeds net of legal fees of $4,800, which is included in interest and other income, net for the year ended December 31, 2006.
During the second quarter of 2005, we realized a loss on the sale of marketable securities of $779. The proceeds from the sale of these marketable securities were used to fund the acquisition of Equator.
Debt issuance costs related to the debentures have been capitalized and are included in long-term assets in our consolidated balance sheets. The debt issuance costs are being amortized to interest expense over seven years and have a remaining useful life of approximately 4 years as of December 31, 2006.

Provision for Income Taxes
We recorded an income tax benefit of $949 for the year ended December 31, 2006. The benefit is primarily attributable to an income tax refund that will be received through a net operating loss carryback to a prior year, plus the recognition of deferred tax assets in profitable cost-plus foreign jurisdictions. These benefits are partially offset by current tax expense in profitable cost-plus foreign jurisdictions, as well as additional accruals for exposures in foreign jurisdictions. We continue to provide a full valuation allowance against our U.S. and Canadian deferred tax assets as of December 31, 2006 as it is not more likely than not that we will realize the benefit of these assets in future periods. We considered future taxable income by jurisdiction, the scheduled reversal of deferred tax liabilities and tax planning strategies when making this assessment.
We recorded income tax expense of $22,422 for the year ended December 31, 2005 despite the recognition of a pre-tax book loss. This is primarily attributable to the fourth quarter addition of approximately $31,900 of valuation allowance against essentially all deferred tax assets and contingent amounts for exposures in foreign jurisdictions. The tax detriment of these items was partially offset by federal, state and foreign tax credits and tax-exempt interest generated during the year, and a refund relating to our Canadian subsidiary’s foreign research and experimentation credits.
We recorded income tax expense of $7,990 for the year ended December 31, 2004. Tax expense was lower than the expected expense based on the statutory rates due to several permanent differences, primarily relating to federal and state research and experimentation tax credits. The tax benefit of these items is partially offset by an increase in the federal tax rate from 34% to 35%, along with contingent amounts established for exposures in foreign jurisdictions.
As of December 31, 2006, we have generated deductible temporary differences along with net operating loss and tax credit carryforwards. We have approximately $197,334, $99,657 and $9,423 of net operating loss carryforwards to offset future taxable income and approximately $14,623, $6,562 and $4,524 of tax credit carryforwards to offset future tax for federal, state and foreign purposes, respectively. Utilization of a portion of the remaining net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions, and the net operating loss carryforwards acquired from Equator in the amount of approximately $159,000 federal and $56,000 state may not be realizable due to tax regulations relating to changes in the business activities of the acquired entity. The carryforwards began expiring in 2006.
Liquidity and Capital Resources
At December 31, 2006 we had cash and cash equivalents of $63,095, short- and long-term marketable securities of $71,489 and working capital of $108,169. Cash provided by operating activities during the year ended December 31, 2006 was $17,066 compared to $534 and $27,685 for the years ended December 31, 2005 and 2004, respectively. Cash provided by operations during 2006 is primarily due to decreases in accounts receivable and inventory offset by decreases in accounts payable and accrued current and long-term liabilities and the net loss during the year. Cash provided by operations during 2005 is primarily due to an increase in income taxes payable offset by the net loss for the year, while cash provided by operating activities during 2004 is primarily due to the net income for the year.
During the year ended December 31, 2006, cash used in investing activities was $17,318. This compares to cash provided by investing activities of $33,506 and cash used in investing activities of $161,745 during the years ended December 31, 2005 and 2004, respectively. Cash used in investing activities during 2006 and 2004 consists primarily of cash used to purchase marketable securities, purchase property and equipment and other assets and investments, and make payments on accrued liabilities related to equipment and other asset financings, offset by proceeds from maturities of marketable securities. Cash provided by investing activities during 2005 consists primarily of cash received from the sales and maturities of marketable securities, offset by cash used to purchase marketable securities, acquire Equator, make payments on accrued liabilities related to equipment and other asset financings, and purchase equipment and other assets.
During the year ended December 31, 2006, cash used in financing activities was $5,257. This compares to cash provided by financing activities of $1,979 and $150,155 during the years ended December 31, 2005 and 2004, respectively. Cash used in financing activities during 2006 consists of the repurchase of long-term debt, partially offset by proceeds from the issuance of common stock from the exercise of stock options and purchases of common stock through our employee stock purchase plan. Cash provided by financing activities for 2005 consists primarily of proceeds received from the issuance of common stock from the exercise of stock options and purchases of common stock through our employee stock purchase plan. Cash provided by financing activities during 2004 consists primarily of net proceeds received of $145,500 from the issuance of long-term debt (see capital resources below).
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
Accounts Receivable, Net
Accounts receivable, net decreased to $9,315 at December 31, 2006 from $19,927 at December 31, 2005. The decrease is primarily due to lower revenue during the fourth quarter of 2006 compared to the fourth quarter of 2005 and an improvement in average days sales outstanding, which decreased to 28 days at December 31, 2006 from 41 days at December 31, 2005.
Inventories, Net
Inventories, net decreased to $13,809 at December 31, 2006 from $26,577 at December 31, 2005. The decrease in inventory is primarily due to our efforts to manage inventory levels given the decrease in revenue for 2006 compared to 2005 as well as increased provisions related to slow-moving and obsolete inventory primarily due to regulations imposed by the European Union’s Restriction of Hazardous substance, which prevents us from selling parts containing specific hazardous substances such as lead to certain customers, and lower revenue and increased lower of cost or market reserves on certain parts. Inventory turnover on an annualized basis was 5 and 4 times as of December 31, 2006 and 2005, respectively. As of December 31, 2006, this represents approximately ten weeks of inventory on hand.
Capital Resources
On May 18, 2004, we issued $125,000 of convertible subordinated debentures (the “debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”) and outside of the United States in accordance with Regulation S under the Securities Act. On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers. The debentures have been registered with the SEC for resale under the Securities Act.

In February 2006, we repurchased, and retired, $10,000 of our outstanding debentures for cash in the open market. As a result, a gain of $3,200 was recorded in other income in the statement of operations during the first quarter of 2006, net of a write-off of debt issuance costs of $191. As of December 31, 2006, we have $140,000 of debentures outstanding.
The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15th and November 15th of each year. The outstanding debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1 principal amount of debentures, for a total of 5,748,778 shares. This is equivalent to a conversion price of approximately $24.35 per share. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, we may be in the market from time to time repurchasing outstanding debentures, and have done so as described above.
Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2006 is as follows:

	Payments Due By Period
		Less than			More than
Contractual Obligation	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$140,000	$—	$—	$140,000	$—
Interest on long-term debt	10,719	2,450	4,900	3,369	—
Operating leases	11,383	3,641	4,044	2,374	1,324
Payments on accrued balances related to asset purchases	13,296	7,733	5,563	—	—
Estimated Q1 2007 purchase commitments to contract manufacturers	11,022	11,022	—	—	—
The lease payments above are net of sublease rental income of $194, $225 and $41 for the years ending December 31, 2007, 2008, and 2009, respectively.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year of adoption, with certain exceptions. We are currently in the process of assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.
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
As of December 31, 2006, we had convertible subordinated debentures of $140 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of these notes, but do not affect our earnings or cash flow.
All of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. We have employees located in offices in Canada, Japan, Taiwan and the People’s Republic of China and as such, a portion of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We cannot reasonably estimate the effect that an immediate change in foreign currency exchange rates would have on our operating results or cash flows. Currently, we do not hedge against foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data.
The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payment awards effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
March 12, 2007

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$63,095	$68,604
Short-term marketable securities	53,985	59,888
Accounts receivable, net	9,315	19,927
Inventories, net	13,809	26,577
Prepaid expenses and other current assets	6,374	7,277

Total current assets	146,578	182,273
Long-term marketable securities	17,504	17,145
Property and equipment, net	21,931	29,029
Other assets, net	9,287	18,277
Debt issuance costs, net	2,922	3,780
Acquired intangible assets, net	9,549	37,321
Goodwill	—	133,731

Total assets	$207,771	$421,556

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,738	$7,206
Accrued liabilities and current portion of long-term liabilities	21,674	26,269
Income taxes payable	10,997	9,507

Total current liabilities	38,409	42,982
Long-term liabilities, net of current portion	7,414	13,357
Long-term debt	140,000	150,000

Total liabilities	185,823	206,339

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 1 share issued and issued and outstanding as of December 31, 2006 and 2005	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 48,613,826 and 47,168,311 shares issued and outstanding as of December 31, 2006 and 2005, respectively	331,567	316,257
Exchangeable shares; 1,731,099 shares issued, 47,635 and 574,467 shares issued and outstanding as of December 31, 2006 and 2005, respectively	450	5,434
Accumulated other comprehensive loss	(3,693)	(3,503)
Deferred stock-based compensation	—	(773)
Accumulated deficit	(306,376)	(102,198)

Total shareholders’ equity	21,948	215,217

Total liabilities and shareholders’ equity	$207,771	$421,556

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue, net	$133,607	$171,704	$176,211
Cost of revenue (1)	84,057	108,748	90,991
Impairment loss on acquired developed technology	21,330	—	—
Restructuring	2,119	—	—

Gross profit	26,101	62,956	85,220
Operating expenses:
Research and development (2)	57,019	51,814	32,969
Selling, general and administrative (3)	35,053	30,616	23,736
Impairment loss on goodwill	133,739	—	—
Impairment loss on acquired intangible assets	1,753	—	—
Restructuring	13,316	1,162	—
Amortization of acquired intangible assets	602	1,084	486

Total operating expenses	241,482	84,676	57,191

Income (loss) from operations	(215,381)	(21,720)	28,029
Interest income	5,833	5,658	3,823
Interest expense	(2,721)	(2,637)	(1,609)
Settlement proceeds, net	4,800	—	—
Gain on repurchase of long-term debt, net	3,009	—	—
Realized loss on sale of marketable securities	—	(779)	—
Amortization of debt issuance costs	(667)	(710)	(472)

Interest and other income, net	10,254	1,532	1,742

Income (loss) before income taxes	(205,127)	(20,188)	29,771
Provision (benefit) for income taxes	(949)	22,422	7,990

Net income (loss)	$(204,178)	$(42,610)	$21,781

Net income (loss) per share:
Basic	$(4.23)	$(0.90)	$0.47

Diluted	$(4.23)	$(0.90)	$0.45

Weighted average shares outstanding:
Basic	48,289	47,337	46,673

Diluted	48,289	47,337	52,062

(1) Includes:
Amortization of acquired developed technology	$4,087	$4,515	$529
Amortization of acquired inventory mark-up	26	5,217	—
Amortization of acquired backlog	—	600	—
Stock-based compensation	208	60	—
(2) Includes stock-based compensation	3,884	758	222
(3) Includes stock-based compensation	5,464	307	131
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(204,178)	$(42,610)	$21,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses on goodwill and acquired intangible assets	156,822	—	—
Depreciation and amortization	17,667	13,469	8,160
Loss on asset disposals related to restructuring	11,618	—	—
Stock-based compensation	9,556	1,125	353
Amortization of acquired intangible assets	4,689	6,199	1,015
Gain on repurchase of long-term debt, net	(3,009)	—	—
Deferred income tax expense (benefit)	(967)	13,636	(1,101)
Income tax benefit from stock options	—	1,421	4,485
Realized loss on sale of marketable securities	—	779	—
Amortization of debt issuance costs	667	710	472
Loss on asset disposals	90	180	381
Other	100	150	179
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	10,612	(858)	(6,137)
Inventories, net	12,768	2,806	(8,097)
Prepaid expenses and other current and long-term assets	842	(2,340)	(43)
Accounts payable	(1,468)	(554)	1,677
Accrued current and long-term liabilities	(233)	(693)	2,167
Income taxes payable	1,490	7,114	2,393

Net cash provided by operating activities	17,066	534	27,685

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	47,647	263,375	—
Proceeds from sales and maturities of held-to-maturity marketable securities	—	54,928	114,083
Purchases of available-for-sale marketable securities	(42,290)	(124,108)	—
Purchases of held-to-maturities marketable securities	—	(36,345)	(259,042)
Acquisition of Equator Technologies, Inc., net of cash acquired	—	(104,736)	—
Payments on equipment and other asset financing	(17,178)	(9,825)	(5,106)
Purchases of property and equipment	(5,255)	(7,915)	(8,471)
Purchases of other assets	(278)	(1,929)	(3,221)
Proceeds from sales of property and equipment	36	61	12

Net cash provided by (used in) investing activities	(17,318)	33,506	(161,745)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	145,500
Repurchase of long-term debt	(6,800)	—	—
Proceeds from issuances of common stock	1,543	1,986	5,110
Debt issuance costs	—	(7)	(455)

Net cash provided by (used in) financing activities	(5,257)	1,979	150,155

Net change in cash and cash equivalents	(5,509)	36,019	16,095
Cash and cash equivalents, beginning of year	68,604	32,585	16,490

Cash and cash equivalents, end of year	$63,095	$68,604	$32,585

See accompanying notes to consolidated financial statements.

PIXEL WORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
					Other		Deferred		Total
	Common Stock		Exchangeable Shares		Comprehensive	Comprehensive	Stock-based	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Income (Loss)	Income (Loss)	Compensation	Deficit	Equity
Balance as of December 31, 2003	45,113,662	$294,235	833,861	$7,888	$—		$(449)	$(81,369)	$220,305
Stock issued under stock option and stock purchase plans and tax benefits associated therewith	1,021,761	9,595	—	—	—		—	—	9,595
Stock-based compensation expense due to option modification	—	65	—	—	—		—	—	65
Reversal of deferred stock-based compensation due to terminations	—	(101)	—	—	—		101	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—		288	—	288
Conversion of exchangeable shares to common stock	184,205	1,743	(184,205)	(1,743)	—		—	—	—
Reversal of exchangeable shares due to termination	—	—	(203)	(1)	—		—	—	(1)
Release and cancellation of shares held in escrow	(31,876)	(541)	—	—	—		—	—	(541)
Net income	—	—	—	—	—	$21,781	—	21,781	21,781
Unrealized gain on available-for-sale securities, net of tax of $239	—	—	—	—	531	531	—	—	531

Comprehensive income						$22,312

Balance as of December 31, 2004	46,287,752	304,996	649,453	6,144	531		(60)	(59,588)	252,023
Stock issued under stock option and stock purchase plans and tax benefits associated therewith	805,573	2,595	—	—	—		—	—	2,595
Fair value of options assumed in Equator Technologies, Inc. acquisition and deferred stock-based compensation associated therewith	—	8,336	—	—	—		(2,218)	—	6,118
Reversal of deferred stock-based compensation due to terminations	—	(380)	—	—	—		380	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—		1,125	—	1,125
Conversion of exchangeable shares to common stock	74,986	710	(74,986)	(710)	—		—	—	—
Net loss	—	—	—	—	—	$(42,610)	—	(42,610)	(42,610)
Unrealized loss on available-for-sale securities, net of tax of $0	—	—	—	—	(4,034)	(4,034)	—	—	(4,034)

Comprehensive loss						$(46,644)

Balance as of December 31, 2005	47,168,311	316,257	574,467	5,434	(3,503)		(773)	(102,198)	215,217
Stock issued under stock option and stock purchase plans	918,683	1,543	—	—	—		—	—	1,543
Conversion of exchangeable shares to common stock	526,832	4,984	(526,832)	(4,984)	—		—	—	—
Initial adjustment to adopt SFAS 123R	—	(773)	—	—	—		773	—	—
Stock-based compensation expense	—	9,556	—	—	—		—	—	9,556
Net loss	—	—	—	—	—	$(204,178)	—	(204,178)	(204,178)
Unrealized loss on available-for-sale securities, net of tax of $0	—	—	—	—	(142)	(142)	—	—	(142)
Initial adjustment to adopt SFAS 158, net of tax of $16	—	—	—	—	(48)	(48)	—	—	(48)

Comprehensive loss						$(204,368)

Balance as of December 31, 2006	48,613,826	$331,567	47,635	$450	$(3,693)		$—	$(306,376)	$21,948

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
NOTE 1. BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (“Pixelworks” or the “Company”) is an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry, primarily advanced televisions, digital projectors and liquid crystal displays. Our flexible design architecture enables our technology to produce high image quality in our customers’ display products in a range of solutions including system-on-chips integrated circuits (“ICs”) and co-processor ICs. We are headquartered in Tualatin, Oregon, with design centers in Shanghai, China and San Jose, California.
Consolidated Financial Statements
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $(151), $258 and $77 for the years ended December 31, 2006, 2005 and 2004, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventory valuation, property and equipment, valuation of share-based payments, intangible assets, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.
Reclassifications
Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents totaled $59,516 and $62,221 at December 31, 2006 and 2005, respectively.
Marketable Securities
Our investments in marketable securities are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Available-for-sale securities are stated at fair value based on quoted market prices with unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income, a component of shareholders’ equity. The cost of securities sold is based on the specific identification method.
We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation includes qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
Short- and long-term marketable debt securities have remaining maturities of twelve months or less and greater than twelve months, respectively, at December 31, 2006 and 2005.
Accounts Receivable
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. We do not have any off balance sheet exposure risk related to customers.
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. The balance is determined based on our historical write-off experience and the age of outstanding receivables at each reporting date. The determination to write-off specific accounts receivable balances is made based on likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.
Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets as follows:

Software	Lesser of 3 years or contractual license term
Equipment, furniture and fixtures	2 years
Tooling	2 years
Leasehold improvements	Lessor of lease term or estimated useful life
Reviews for impairment of property and equipment are performed whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, or that the useful life of assets is shorter than originally estimated. Impairment is assessed in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), by comparing the projected undiscounted net cash flows associated with the assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of the assets. During the year ended December 31, 2006, we wrote off property and equipment of $2,331 in connection with our restructuring efforts. See Note 6.
The cost of property and equipment repairs and maintenance is expensed as incurred.

Acquired Intangible Assets
Acquired intangible assets consist of developed technology, customer relationships and trademark assets. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, five to seven years; customer relationships, three years; and trademark, one year.
Intangible assets are reviewed regularly to determine whether events or circumstances indicate that the carrying amount of the assets may not be recoverable, or that the useful life of an asset is shorter than originally estimated. If such events or circumstances exist, the assets are assessed for recoverability in accordance with SFAS 144. During the year ended December 31, 2006, we recorded impairment losses on acquired intangible assets of $23,083. See Note 4.
Licensed Technology
We have capitalized licensed technology assets in other long-term assets. These assets are stated at cost and are amortized on a straight-line basis over the term of the license or the estimated life of the asset, if the license is not contractually limited, which is generally three to five years. These assets are assessed for impairment in accordance with SFAS 144 whenever events or circumstances indicate that their carrying amount may not be recoverable, or that their useful lives may be shorter than originally estimated. During the year ended December 31, 2006, we wrote off capitalized licensed technology of $9,223 in connection with our restructuring efforts. See Note 6.
Goodwill
Goodwill represents the excess cost over the fair value of net assets acquired in business combinations. Goodwill is not amortized and is instead tested annually for impairment and more frequently if events and circumstances indicate that it may be impaired. The impairment tests are performed in accordance with SFAS 142, Goodwill and Other Intangible Assets. Accordingly, an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level. We assigned all goodwill to a single, enterprise-level reporting unit. The impairment test consists of two steps. First, we determine the fair value of the reporting unit. The fair value is then compared to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. We perform our annual goodwill impairment test on January 1st of each year. During the year ended December 31, 2006, we recorded an impairment loss on goodwill of $133,739. See Note 4.
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Accordingly, we recognize revenue from product sales to customers and distributors upon shipment provided that:
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
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including stock options, based on the estimated fair value of the awards. Under SFAS 123R, the fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. In March 2005, the SEC issued SAB No. 107 relating to SFAS 123R, which we have applied in our adoption of SFAS 123R. Upon adoption of SFAS 123R, we elected to attribute the value of stock-based compensation to expense on the straight-line basis.
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
We used the modified prospective transition method in adopting SFAS 123R. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R, and the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
Research and Development
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
Accumulated Other Comprehensive Loss
SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income (loss) and its components. Unrealized holding gain (loss), net of tax, related to our available-for-sale investments was ($142), ($4,034) and $531 for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated other comprehensive loss consists of the following:

	December 31,
	2006	2005
Unrealized loss on available-for-sale securities, net of tax of $0	$(3,645)	$(3,503)
Initial adjustment to adopt SFAS 158, net of tax of $16	(48)	—

Accumulated other comprehensive loss	$(3,693)	$(3,503)

Leases
We lease office space and equipment and classify our leases as either operating or capital lease arrangements in accordance with the criteria of SFAS 13, Accounting for Leases. Certain of our office space operating leases contain provisions under which monthly rent escalates over time and certain leases may also contain provisions for reimbursement of a specified amount of leasehold improvements. When lease agreements contain escalating rent clauses, we straight-line rent expense over the term of the lease. When lease agreements provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized.

Fair Value of Financial Instruments
The fair value of our monetary assets and liabilities, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable, approximates the carrying value due to the short-term nature of these instruments. The fair value of our long-term debt was $98,140 as of December 31, 2006, as compared to its carrying value of $140,000. The fair value of long-term debt was based on the quoted market price of the debt.
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
Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The purpose of SAB 108 is to address diversity in practice in quantifying financial statements misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006 and, accordingly, we adopted SAB 108 on December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated statements of financial position or results of operations.
In September 2006, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires a) an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, b) to recognize changes in that funded status in the year in which the changes occur through comprehensive income, c) to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, and d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to adopt SFAS 158 as of the end of the fiscal year ending after December 15, 2006, with the exception of the measurement of the funded status of the plan as of the date of the employer’s year-end statement of financial position. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. Retrospective application of SFAS 158 is not permitted. Accordingly, we adopted the recognition provisions of SFAS 158 on December 31, 2006. The adoption of SFAS 158 resulted in an initial adjustment to accumulated other comprehensive loss of $48, net of tax of $16, which is included in the statement of shareholders equity.
NOTE 3. STOCK-BASED COMPENSATION
Stock-based compensation expense recognized in our consolidated statement operations for the year ended December 31, 2006 includes 1) compensation expense of $8,203 for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and 2) compensation expense of $1,353 for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For the year ended December 31, 2006, loss before income taxes and net loss would have been lower by $9,197 and basic and diluted net loss per share would have been ($4.04) had we continued to account for our share-based awards to employees in accordance with APB 25.
No stock-based compensation cost was capitalized as part of an asset during the year ended December 31, 2006. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There was no realized excess tax benefits in the year ended December 31, 2006.
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Stock Option Plans:
Risk free interest rate	4.00%	3.95%	3.88%
Expected dividend yield	0%	0%	0%
Expected life (in years)	3.6	4.7	6.1
Volatility	61%	90%	100%

Employee Stock Purchase Plan:
Risk free interest rate	4.91%	3.13%	1.87%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	1.3
Volatility	57%	68%	103%

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.89, $5.91 and $11.32, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. The expected term is estimated using expected and historical exercise behavior. The expected volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that could impact volatility.
Had we accounted for stock-based compensation in accordance with SFAS 123 prior to January 1, 2006, our net loss would have approximated the following pro-forma amounts:

	Year Ended December 31,
	2005	2004
Net income (loss) as reported	$(42,610)	$21,781
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	1,125	258
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(14,913)	(11,750)

Pro-forma net income (loss)	$(56,398)	$10,289

Reported net income (loss) per share:
Basic	$(0.90)	$0.47

Diluted	$(0.90)	$0.45

Pro-forma net income (loss) per share:
Basic	$(1.19)	$0.22

Diluted	$(1.19)	$0.21

As of December 31, 2006, unrecognized compensation cost is $14,107, which is expected to be recognized as compensation expense over a weighted average period of 2.5 years.

NOTE 4. BALANCE SHEET COMPONENTS
Short- and Long-Term Marketable Securities
At December 31, 2006 and 2005, all of our marketable securities are classified as available-for-sale and consist of the following:

	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value
Short-term marketable securities:
As of December 31, 2006:
Auction rate securities	$29,000	$—	$29,000
US government agencies debt securities	14,630	(14)	14,616
Commercial paper	6,195	(4)	6,191
Corporate debt securities	1,984	1	1,985
Foreign government debt securities	1,208	(17)	1,191
Municipal debt securities	1,002	—	1,002

	$54,019	$(34)	$53,985

As of December 31, 2005:
Auction rate securities	$27,800	$—	$27,800
US government agencies debt securities	14,814	(103)	14,711
Commercial paper	5,761	(7)	5,754
Corporate debt securities	4,171	(9)	4,162
Foreign government debt securities	3,188	(23)	3,165
Municipal debt securities	4,301	(5)	4,296

	$60,035	$(147)	$59,888

Long-term marketable securities:
As of December 31, 2006:
Equity security	$10,000	$(3,560)	$6,440
US government agencies debt securities	6,026	(25)	6,001
Corporate debt securities	3,535	(18)	3,517
Foreign government debt securities	1,554	(8)	1,546

	$21,115	$(3,611)	$17,504

As of December 31, 2005:
Equity security	$10,000	$(3,240)	$6,760
US government agencies debt securities	7,872	(69)	7,803
Corporate debt securities	609	(13)	596
Foreign government debt securities	990	(30)	960
Municipal debt securities	1,030	(4)	1,026

	$20,501	$(3,356)	$17,145

As of December 31, 2006, we determined that gross unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses. As of December 31, 2006, the unrealized loss for securities in an unrealized loss position for more than one year was $3,629, which consists primarily of our equity security with an unrealized loss of $3,560.

During the year ended December 31, 2005, we had sales of marketable securities prior to maturity of $102,576, which is included in proceeds from the sales or maturities of available-for-sale marketable securities in the consolidated statement of cash flows. We did not have any sales of marketable securities prior to maturity during the years ended December 31, 2006 or 2004.
Maturities of long-term marketable securities range from one to three years at December 31, 2006.
Accounts Receivable, Net
Accounts receivable, net consists of the following:

	December 31,
	2006	2005
Accounts receivable, gross	$9,515	$20,139
Allowance for doubtful accounts	(200)	(212)

Accounts receivable, net	$9,315	$19,927

During the year ended December 31, 2006, $12 was charged against the allowance for doubtful accounts. There were no charges against the allowance during the years ended December 31, 2005 and 2004, and bad debt expense was $0 for each of the years ended December 31, 2006, 2005 and 2004.
Inventories, Net
Inventories, net consists of the following:

	December 31,
	2006	2005
Finished goods	$15,409	$20,623
Work-in-process	4,350	7,350

	19,759	27,973
Reserve for slow moving and obsolete items	(5,950)	(1,396)

Inventories, net	$13,809	$26,577

The following is a summary of the change in our reserve for slow-moving and obsolete items:

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$1,396	$1,589	$1,942
Usage:
Inventory scrapped	(1,282)	(730)	(521)
Inventory utilized	(379)	(795)	(735)

Subtotal usage	(1,661)	(1,525)	(1,256)
Provision	6,215	1,332	903

Balance at end of year	$5,950	$1,396	$1,589

During the year ended December 31, 2006, we recorded increased provisions for slow-moving and obsolete inventory primarily due to regulations imposed by the European Union’s Restriction of Hazardous

Substance Directive. This directive prevents us from selling parts containing specific hazardous substances such as lead to certain of our customers. Additionally, lower revenue and increased lower of cost or market reserves on certain parts contributed to the increase in our reserve for slow-moving and obsolete inventory.
While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at December 31, 2006 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material impact on our gross profit margin.
Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2006	2005
Software	$39,042	$36,948
Equipment, furniture and fixtures	18,515	15,924
Tooling	5,003	5,000
Leasehold improvements	3,365	2,674

	65,925	60,546
Accumulated depreciation and amortization	(43,994)	(31,517)

Property and equipment, net	$21,931	$29,029

Software amortization was $7,620, $5,781 and $3,160 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $5,396, $4,687 and $3,479 for the years ended December 31, 2006, 2005 and 2004, respectively.
Other Assets, Net
Other assets, net consists primarily of licensed technology as of December 31, 2006 and 2005.
During the fourth quarter of 2006, we wrote off approximately $9,223 of licensed technology, which is included in restructuring in our consolidated statement of operations for the year ended December 31, 2006. This licensed technology was written off based on our decision not to pursue further development of projects that incorporate the technology, and there were no alternate future uses for the assets. See Note 6.

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	December 31,
	2006	2005
Gross carrying amount:
Developed technology	$19,170	$40,500
Customer relationships	1,689	3,400
Backlog and trademark	758	800

	21,617	44,700

Accumulated amortization:
Developed technology	(10,144)	(6,057)
Customer relationships	(1,166)	(614)
Backlog and trademark	(758)	(708)

	(12,068)	(7,379)

Acquired intangible assets, net	$9,549	$37,321

In April 2006, we initiated a plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired as a result of our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005 with our advanced television technology product development. We are no longer pursuing stand-alone digital media streaming markets that are not core to advanced television. As a result of this change, we performed an impairment analysis in accordance with SFAS 144 as of March 31, 2006 on acquired intangible assets. We recorded impairment losses on the developed technology, customer relationships and trademark intangible assets acquired from Equator. The impairment losses were equal to the excess of the carrying value over the estimated fair value of these intangible assets. Estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives. The impairment loss of $23,083 is included in our statement of operations for the year ended December 31, 2006, of which $21,330 is related to developed technology and is included in cost of revenue.
Amortization expense was $4,689, $6,199 and $1,015 for the years ended December 31, 2006, 2005, and 2004, respectively. Estimated future amortization expense is as follows:

Year ending December 31:
2007	$3,179
2008	2,984
2009	2,336
2010	1,050

$9,549

Goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002, and Panstera in January 2001.
On January 1, 2006, we performed our annual impairment test and determined no impairment existed. As the market value of our common stock fell below our book value during the second quarter of 2006, we performed an additional goodwill impairment test on June 30, 2006. As a result of this impairment analysis, we recorded an impairment loss on goodwill of $133,739 in the second quarter of 2006. We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. In the allocation, goodwill was determined to have no implied fair value and as a result, the entire balance was written off.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	December 31,
	2006	2005
Current portion of accrued liabilities for asset financings	$7,733	$11,940
Accrued payroll and related liabilities	6,130	5,294
Accrued manufacturing liabilities	2,338	3,612
Current portion of accrued remaining lease payments	762	—
Accrued commissions and royalties	693	1,232
Reserve for warranty returns	662	577
Reserve for sales returns and allowances	479	237
Accrued interest payable	399	335
Other	2,478	3,042

	$21,674	$26,269

From time to time, we have acquired software and licensed technology assets under purchase agreements that provide extended payment terms. The payment periods vary, but generally extend over a period of one month to two years. We are obligated to make all payments accrued, and there are no contingencies attached to any of the agreements. At December 31, 2006 and 2005, the non-current portion of these obligations is $5,563 and $12,712, respectively, and is included in long-term liabilities in the consolidated balance sheets. The December 31, 2006 current portion of $7,733 is due in 2007, and the non-current portion of $5,563 is due in 2008.

The following is a summary of the changes in our reserves for sales returns and allowances and warranty returns:

	Year Ended December 31,
	2006	2005	2004
Reserve for sales returns and allowances:
Balance at beginning of year	$237	$524	$202
Provision	665	52	977
Charge offs	(423)	(339)	(655)

Balance at end of year	$479	$237	$524

Reserve for warranty returns:
Balance at beginning of year	$577	$419	$569
Provision	990	813	241
Charge offs	(905)	(655)	(391)

Balance at end of year	$662	$577	$419

Long-Term Debt and Debt Issuance Costs
On May 18, 2004, we issued $125,000 of convertible subordinated debentures (the “debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”) and outside of the United States in accordance with Regulation S under the Securities Act. On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers. The debentures have been registered with the SEC for resale under the Securities Act.
In February 2006, we repurchased in the open market, and retired, $10,000 of our outstanding debentures for $6,800 in cash. We recognized a gain through other income on the repurchase of $3,200, which is included in our statement of operations for the year ended December 31, 2006 net of a write-off of debt issuance costs of $191. As of December 31, 2006, we have outstanding debentures in the amount of $140,000.
The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15th and November 15th of each year. Under certain circumstances, the debentures are convertible into our common stock at a conversion rate of 41.0627 shares of common stock per $1 principal amount of debentures, for a total of 5,748,778 shares. This is equivalent to a conversion price of approximately $24.35 per share. The outstanding debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the notes for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.
The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, and are effectively subordinated to all existing and future debt of our subsidiaries. At December 31, 2006, we had no senior debt outstanding and our subsidiaries had approximately $3,640 of liabilities to which the debentures were effectively subordinated.

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
The fees associated with the issuance of the convertible debentures included $4,500 withheld from the proceeds and $462 paid in cash. These debt issuance costs have been capitalized and are included in long-term assets in the consolidated balance sheets. The debt issuance costs are being amortized over seven years on a straight-line basis, which approximates the effective interest rate method.
NOTE 5. EARNINGS PER SHARE
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
Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options and the vesting of certain restricted stock, when such exercise or vesting would have the effect of reducing earnings per share. In the fourth quarter of 2004, we adopted EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. As a result, diluted weighted average shares outstanding for the year ended December 31, 2004 includes the increased number of common shares that would be outstanding assuming the conversion of our convertible subordinated debentures, using the if-converted method, when such conversion would have the effect of reducing earnings per share. The effect was antidilutive in all other periods presented.
The following schedule reconciles basic and diluted weighted average shares outstanding for the periods presented:

	Year Ended December 31,
	2006	2005	2004
Basic weighted average shares outstanding	48,288,907	47,337,122	46,672,766
Incremental shares related to:
Conversion of debentures	—	—	3,772,495
Stock options	—	—	1,604,200
Restricted stock subject to vesting	—	—	12,397

Diluted weighted average shares outstanding	48,288,907	47,337,122	52,061,858

Due to our net loss position for the years ended December 31, 2006 and 2005, the following weighted average shares were excluded from diluted weighted average shares outstanding, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2006	2005

Stock options	8,612,964	8,990,140
Conversion of debentures	5,797,716	6,159,405
Weighted average outstanding stock options of 2,262,702 have been excluded from the computation of diluted net income per share for the year ended December 31, 2004 because the options’ exercise prices were greater than the average market value of Pixelworks’ common stock, which has the effect of making these potential shares anti-dilutive.
Net loss used in the calculation of basic net loss per share was the same as net loss used in calculating diluted net loss per share for the years ended December 31, 2006 and 2005. The following schedule reconciles net income used in the calculation of basic net income per share to net income used in the calculation of diluted net income per share for the year ended December 31, 2004:

Net income used in calculating basic net income per share	$21,781
Add: Interest expense and amortization of debt issuance costs, net of tax	1,522

Net income used in calculating diluted net income per share	$23,303

NOTE 6. RESTRUCTURINGS
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology that we acquired from Equator with our advanced television technology product development. We are no longer pursuing other stand-alone digital media streaming markets that are not core to advanced television.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This additional plan includes further consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.

Total restructuring expense included in our statement of operations for the year ended December 31, 2006 is comprised of the following:

Cost of revenue — restructuring:
Licensed technology and tooling write offs	$2,072
Termination and retention benefits	47

2,119

Operating expenses — restructuring:
Licensed technology, software and other assets write offs	8,490
Termination and retention benefits	2,734
Consolidation of leased space	2,092

13,316

Total restructuring expense	$15,435

The following is a rollforward of the accrued liabilities related to the restructurings for the year ended December 31, 2006:

	Balance as of			Balance as of
	December 31,			December 31,
	2005	Expensed	Payments	2006
Lease termination costs	$—	$1,905	$(381)	$1,524
Termination and retention benefits	—	2,781	(1,588)	1,193

Total	$—	$4,686	$(1,969)	$2,717

As we continue efforts of implementing the restructuring plan announced in November 2006, we expect to incur restructuring charges of $3,500 to $4,000 over the next several quarters, consisting primarily of costs related to termination and retention benefits and the consolidation of leased space.
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

NOTE 7. INCOME TAXES
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2006	2005	2004
Domestic	$(206,239)	$(21,482)	$28,891
Foreign	1,112	1,294	880

	$(205,127)	$(20,188)	$29,771

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(1,535)	$73	$8,391
State	4	260	457
Foreign	1,549	8,453	243

Total current	18	8,786	9,091
Deferred:
Federal	—	11,754	(161)
State	—	1,882	(940)
Foreign	(967)	—	—

Total deferred	(967)	13,636	(1,101)

Income tax expense (benefit)	$(949)	$22,422	$7,990

The significant components of deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004
Change in gross deferred tax assets and liabilities	$(49,304)	$(57,359)	$3,362
Deferred tax assets reducing goodwill	—	7,445	—
Increase (decrease) in valuation allowance for deferred tax assets	48,337	63,550	(4,463)

Deferred income tax expense (benefit)	$(967)	$13,636	$(1,101)

A portion of income tax expense (benefit) has been allocated as follows:

	Year Ended December 31,
	2006	2005	2004
Goodwill	$—	$(8,257)	$(1,110)
Shareholders’ equity	—	(609)	(4,485)
Of the $8,257 benefit allocated to goodwill for the year ended December 31, 2005, $812 related to the income tax benefit of stock options.
The significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes are as follows:

	Year Ended December 31,
	2006	2005	2004
Expected income tax rate	35%	35%	35%
Increase (decrease) resulting from:
Change in valuation allowance	(13)	(192)	(1)
Impairment loss on goodwill	(23)	—	—
Research and experimentation credit	1	21	(7)

Increase in deferred tax rates	—	13	—
Increase in beginning balance of acquired deferred tax assets	—	11	—
Foreign tax refund	—	3	—

Difference between financial and tax reporting for stock option exercises	—	(2)	—
State income taxes, net of federal tax benefit	1	2	1
Amortization of acquired intellectual property, assembled workforce and deferred tax charge	—	1	(1)
Other	(1)	(3)	—

Actual tax (expense) benefit	—%	(111)%	27%

The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$80,074	$60,439
Research and experimentation credit carryforwards	25,709	14,270
Foreign tax credit carryforwards	8,048	7,598
Deferred compensation	3,315	29
Reserves and accrued expenses	3,124	1,456
Depreciation	2,680	1,135
Accrued vacation	570	599
Other	2,252	1,151

Total gross deferred tax assets	125,772	86,677

Deferred tax liability — amortization	(3,522)	(13,731)

Less valuation allowance	(120,877)	(72,540)

Net deferred tax assets	$1,373	$406

The current portion of the net deferred tax asset balance is $445 and $0 as of December 31, 2006 and 2005, respectively. The current portion is included in prepaid expenses and other current assets in the consolidated balance sheet. The non-current portion of the net deferred tax asset balance is $928 and $406 as of December 31, 2006 and 2005, respectively. The non-current portion is included in other assets, net in the consolidated balance sheet, and is offset by a contingency reserve of $406, which is included in income taxes payable. As of December 31, 2006, we have federal income tax receivable of approximately $1,645 included in prepaid expenses and other current assets in our consolidated balance sheet.
As of December 31, 2006, the net deferred tax asset relates primarily to foreign jurisdictions where we have concluded it is more likely than not that we will realize the net deferred tax assets in a future period. In addition, as of December 31, 2006, we have provided for a full valuation allowance on essentially all of our U.S. and Canadian net deferred tax assets as it is not more likely than not that we will realize these net deferred tax assets in a future period. As of December 31, 2005, we have provided a full valuation allowance on essentially all of our net deferred tax assets as it is not more likely than not that we will realize these net deferred tax assets in a future period.
The net increase (decrease) in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was $48,337, $63,550, and ($4,462), respectively. The increase in 2005 included $38,773 which was allocated to the statement of operations and $24,777 which was added to offset tax assets acquired from Equator for which we did not believe we could realized a benefit. SFAS 109 requires that a valuation allowance be recorded when it is more likely than not that some portion of deferred tax assets will not be realized. We consider future taxable income by jurisdiction, the scheduled reversal of deferred tax liabilities and tax planning strategies when making our assessment.
If recognized due to the reversal of valuation allowance, certain tax benefits in the amount of $31,298 will be allocated first to acquired intangible assets and second to the statement of operations.

As of December 31, 2006, we have federal, state and foreign net operating loss carryforwards of approximately $197,334, $99,657 and $9,423, respectively, which will expire between the years 2008 and 2026. As of December 31, 2006, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $14,623, $6,562 and $4,524, respectively, which began expiring in 2006. Utilization of a portion of the U.S. net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. An ownership change subject to these provisions occurred with the acquisitions of nDSP in 2002 and Equator in 2005. The net operating loss carryforwards acquired from Equator in the amount of approximately $159,000 federal and $56,000 state may not be realizable due to tax regulations relating to changes in the business activities of the acquired entity.
We had undistributed earnings of foreign subsidiaries of approximately $5,653 as of December 31, 2006, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If repatriated, some of these earnings could generate foreign tax credits that may reduce the federal tax liability associated with any future foreign dividend.
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
NOTE 8. COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a per unit royalty based on either the number of chips sold or manufactured, or the net sales price of the chips containing the licensed technology. Royalty expense was $2,767, $3,056 and $2,493 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in cost of revenue in the consolidated statements of operations.
401(k) Plan
We have a profit-sharing plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during 2006, 2005 or 2004.

Leases
At December 31, 2006, future minimum payments under operating leases are as follows:

Year Ending December 31:
2007	$3,641
2008	2,679
2009	1,365
2010	1,207
2011	1,167
Thereafter	1,324

$11,383

Minimum lease payments above are net of sublease rentals of $194, $225 and $41 for the years ended December 31, 2007, 2008 and 2009, respectively. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $4,437, $4,381 and $2,942, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The indemnification is limited to the amount paid by the customer. As of December 31, 2006, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
In the fourth quarter of 2006, our claim against funds placed in escrow in connection with the Equator acquisition was settled. We received proceeds net of legal fees of $4,800, which is included in our consolidated statement of operations for the year ended December 31, 2006.

NOTE 9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2006	2005	2004
Cash paid during the year for:
Interest	$2,657	$2,638	$1,293
Income taxes	123	1,691	530

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$5,822	$28,820	$8,450
Increase in leasehold improvements and deferred rent related to a tenant improvement allowance received	1,002	—	—
Value of options assumed in the acquisition of Equator	—	8,336	—
Transfer of cost-based investment to available-for-sale marketable security	—	—	10,000
Debt issuance costs withheld from proceeds	—	—	4,500
Release and cancellation of shares held in escrow	—	—	541
NOTE 10. SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock.
As of December 31, 2006 and 2005, there is one series of preferred stock designated as the Special Voting Share Series, of which there is one voting share issued and outstanding. The series was designated and the share was issued in 2002 in connection with our Jaldi asset acquisition. The voting share entitles the holders of exchangeable shares (see below) to vote on any matters that come before the Pixelworks common shareholders.
The holder of the voting share is not entitled to receive dividends. In the event of any dissolution of the Company, the holder of the voting share is entitled to be paid out of the net assets of the Company an amount equal to $0.001, before any payment is made to the holders of common stock.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders.
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
Stock Option Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), under which 4,000,000 shares of our common stock may be issued. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, “Old Stock Incentive Plans”). No additional options may be issued under the Old Stock Incentive Plans, although previously granted awards under the Old Stock Incentive Plans remain outstanding according to their original terms.
On October 26, 2006, our shareholders approved a stock option exchange program under which eligible employees could elect to exchange eligible outstanding stock options. Eligible options were surrendered in exchange for new options at a rate of 4-to-1, at the then current market price of our common stock and have a new vesting schedule. These new options have a seven-year life with 33% vesting on June 30, 2007 and the remaining 67% on a monthly basis over the following 12 months, for a total of 18 months, subject to continued employment. On December 4, 2006 the stock option exchange was effectuated, whereby 184 employees surrendered 1,739,920 options in exchange for 434,980 options with an exercise price of $2.49 per share.
Options granted must generally be exercised while the individual is an employee and within seven or ten years of the date of grant. Our new hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant, and 2.083% on the last day of every month thereafter for a total of 36 additional increments. During August 2006, we changed our merit vesting schedule to provide that merit-type awards become exercisable monthly over a period of three years. Prior to August 2006, our merit vesting schedule provided that options become exercisable monthly for a period of four years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year.
In connection with our acquisition of Equator, we assumed the Equator Technologies, Inc. 1996 Stock Incentive Plan and certain stand-alone Equator stock option plans and issued 1,263,417 options to purchase Pixelworks common stock in exchange for Equator options outstanding hereunder. No additional stock option grants were made under these plans.

The following is a summary of stock option activity:

		Weighted
		average
	Number	exercise
	of shares	price
Options outstanding as of December 31, 2003	6,271,739	$9.86
Granted	2,595,005	14.03
Exercised	(809,966)	4.91
Forfeited	(403,857)	10.26
Expired	(127,786)	20.90

Options outstanding as of December 31, 2004	7,525,135	11.63
Granted	2,560,030	8.48
Exchanged in acquisition	1,263,417	1.26
Exercised	(608,754)	1.05
Forfeited	(1,115,023)	10.58
Expired	(461,323)	12.73

Options outstanding as of December 31, 2005	9,163,482	10.09
Granted	3,130,955	3.46
Exercised	(558,192)	0.81
Forfeited	(2,287,616)	9.25
Expired	(2,604,344)	12.14

Options outstanding as of December 31, 2006	6,844,285	$7.32

The following table summarizes information about options outstanding at December 31, 2006:

			Options Outstanding			Options Exercisable
				Weighted
			Number	average	Weighted	Number	Weighted
			outstanding as of	remaining	average	exercisable as of	average
Range of			December 31,	contractual	exercise	December 31,	exercise
Exercise prices			2006	life	price	2006	price
$0.07	—	$2.44	837,217	8.14	$1.94	260,559	$1.25
2.45	—	2.49	840,167	8.38	2.49	—	—
2.50	—	4.65	942,128	9.01	4.01	83,473	4.33
4.66	—	6.25	706,285	8.16	5.39	256,516	5.90
6.30	—	7.57	754,610	6.86	7.07	582,700	7.13
7.66	—	9.15	756,635	7.42	8.37	448,147	8.41
9.22	—	9.83	696,503	6.93	9.41	372,894	9.41
10.03	—	15.41	721,312	7.23	13.47	417,531	13.36
15.70	—	32.50	589,428	5.40	18.38	561,150	18.42

$0.07	—	$32.50	6,844,285	7.62	$7.32	2,982,970	$9.91

During the year ended December 31, 2006, total intrinsic value of options exercised was $1,619, for which no income tax benefit has been recorded because of a full valuation allowance provided for our deferred tax assets. As of December 31, 2006, options outstanding had a total intrinsic value of $341 and a weighted average remaining contractual life of 7.6 years.

As of December 31, 2006, there were 2,982,970 options exercisable with a weighted average exercise price of $9.91, an aggregate intrinsic value of $279, and a weighted average remaining contractual life of 6.2 years.
As of December 31, 2006, there were 6,726,559 options vested and expected to vest with a weighted average exercise price of $7.36, an aggregate intrinsic value of $340, and a weighted average remaining contractual life of 7.6 years.
As of December 31, 2006, 2,258,707 shares were available for grant under the 2006 Plan.
Employee Stock Purchase Plan
A total of 1,700,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the years ended December 31, 2006, 2005 and 2004, the Company issued 360,491, 196,819 and 211,795 shares under the ESPP for proceeds of $1,091, $1,347 and $1,133, respectively. As of December 31, 2006, there were 491,432 shares available for issuance under the ESPP.
NOTE 11. SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2006	2005	2004
Japan	$58,958	$56,770	$70,749
China	18,098	23,884	30,587
Taiwan	17,798	29,752	36,766
Korea	12,055	15,396	14,032
Europe	9,035	25,861	14,342
Canada	6,821	4,826	—
U.S.	5,571	6,324	2,265
Other	5,271	8,891	7,470

	$133,607	$171,704	$176,211

Significant Customers
Sales to distributors represented 52%, 46%, and 69% of revenue for the years ended December 31, 2006, 2005 and 2004, respectively. The following distributors accounted for 10% or more of revenue:

	Year Ended December 31,
	2006	2005	2004
Distributor A	26%	22%	31%
Distributor B	0%	1%	13%
End customers include customers who purchase directly from the Company, as well as customers who purchase products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 39%, 34% and 33% of revenue for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006 and 2005, one end customer represented 15% and 10% of revenue, respectively. There were no end customer that represented 10% or more of total revenue for the year ended December 31, 2004.
The following accounts represented 10% or more of gross accounts receivable:

	December 31,
	2006	2005
Account A	23%	16%
Account B	13%	1%
Account C	10%	11%
Account D	10%	5%
Account E	2%	14%
NOTE 12. ACQUISITION
On June 14, 2005, we acquired all of the outstanding shares of Equator for $118,116, which consisted of $107,854 in cash, the exchange of 1,263,417 options valued at $8,336, plus acquisition costs of $1,926. The results of Equator’s operations are included in our consolidated statement of operations beginning on the date of acquisition.
The total purchase price of $118,116 was allocated to assets acquired and liabilities assumed based on management’s analysis and estimates of fair values. Assets acquired included developed technology valued at $36,800, customer relationships valued at $3,400, and backlog and trademark valued at $800. The excess purchase price over the identifiable tangible and intangible assets of $57,521 was allocated to goodwill. The goodwill resulting from this transaction was assigned to Pixelworks, Inc., our sole reporting unit and was not deductible for tax purposes.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2006
Revenue, net	$36,559	$30,910	$36,309	$29,829
Gross profit (loss)	(8,484)	11,588	13,615	9,382
Loss from operations	(36,267)	(145,923)	(10,705)	(22,486)
Loss before income taxes	(32,803)	(145,368)	(10,017)	(16,939)
Net loss	(33,055)	(145,569)	(10,104)	(15,450)
Net loss per share — basic and diluted	(0.69)	(3.02)	(0.21)	(0.32)

2005
Revenue, net	$40,261	$41,315	$46,794	$43,334
Gross profit	16,918	16,202	14,647	15,189
Income (loss) from operations	271	(2,654)	(10,170)	(9,167)
Income (loss) before income taxes	1,152	(2,578)	(9,973)	(8,789)
Net income (loss)	836	(2,275)	(5,257)	(35,914)
Net income (loss) per share — basic and diluted	0.02	(0.05)	(0.11)	(0.75)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
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
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2006. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on our evaluation of internal control over financial reporting using the Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of our internal control over financial reporting. Their report appears below.
Changes to Internal Controls
There were no changes to our internal control over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pixelworks Inc. and subsidiaries (the “Company”), maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
March 12, 2007
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning the directors, executive officers and corporate governance of the Company is set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) to be filed pursuant to Regulation 14D and is incorporated herein by reference.
Item 11. Executive Compensation.
Information concerning executive compensation is set forth in our 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management and related stockholder matters is set forth in our 2007 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions, and director independence is set forth in our 2007 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information concerning principal accounting fees and services is set forth in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) 1. Financial Statements.
The following financial statements are included in Item 8. “Financial Statements and Supplementary Data”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(a) 2. Financial Statement Schedules.
All schedules have been omitted as the information is included elsewhere herein or they are not required.
(a) 3. Exhibits.
The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of December 13, 2000 among Pixelworks, Inc., Panther Acquisition, Inc., Panstera, Inc. and those certain shareholders of Panstera, Inc. signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

2.2	Amendment to Agreement and Plan of Merger dated as of January 26, 2001 among Pixelworks Inc., Panther Acquisition, Inc. and Panstera, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

2.3	Agreement and Plan of Merger and Reorganization dated as of December 6, 2001 among Pixelworks, Inc., Nighthawk Acquisition Corp. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2002).

2.4	Reorganization Agreement among Pixelworks, Inc., Pixelworks Nova Scotia Company, Certain Shareholders of Jaldi Semiconductor Corp. and Jaldi Semiconductor Corp. dated August 2, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.5	Jaldi Semiconductor, Inc. Exchangeable Share Provisions (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.6	Exchangeable Share Support Agreement among Jaldi Semiconductor Corp., Pixelworks, Inc., Pixelworks Nova Scotia and Jaldi Semiconductor Corp. dated September 6, 2002 (incorporated

Exhibit
Number	Description

by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.7	Voting and Exchange Trust Agreement among Jaldi Semiconductor Corp., Pixelworks, Inc., Pixelworks Nova Scotia Company and CIBC Mellon Trust Company, dated September 6, 2002 (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-3 filed on October 15, 2002).

2.8	Agreement and Plan of Merger, dated as of March 17, 2003 among Pixelworks, Inc., Display Acquisition Corp. and Genesis Microchip Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 20, 2003).

2.9	Agreement and Plan of Merger dated April 28, 2005 among Pixelworks, Inc., Equator Technologies, Inc., Twain Sub, Inc., and Robert C. Fox, Jr., as Shareholders’ Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2005).

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

3.2	First Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.2	Third Amended Registration Rights Agreement dated February 22, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.3	Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

4.4	Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

4.5	Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

4.6	Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000). +

Exhibit
Number	Description

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 21, 2005). +

10.3	Pixelworks, Inc. 2000 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed March 23, 2005). +

10.4	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001). +

10.5	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 17, 2005). +

10.6	Pixelworks, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 11, 2006). +

10.7	Pixelworks, Inc. 2005 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2005). +

10.8	Pixelworks, Inc. 2006 Senior Management Bonus Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2006). +

10.9	Chair and Board Service Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. +

10.10	CEO Transition Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. +

10.11	Transition Employment Agreement dated and effective December 12, 2006, by and between Hans Olsen and Pixelworks, Inc. +

10.12	Severance Agreement dated and effective December 12, 2006, by and between Hans Olsen and Pixelworks, Inc. +

10.13	Transition Employment Agreement dated and effective December 12, 2006, by and between Michael Yonker and Pixelworks, Inc. +

10.14	Employment Agreement effective February 28, 2006 between Pixelworks, Inc. and Michael D. Yonker. +

10.15	Severance Agreement dated March 24, 2006 between Pixelworks, Inc. and Michael D. Yonker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2006). +

10.16	Separation and Transition Agreement and Release effective December 16, 2006, by and between Richard J. Tobias and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2006). +

10.17	Registration Rights Agreement dated as of December 6, 2001 among Pixelworks, Inc., nDSP Delaware, Inc. and those certain shareholders of nDSP Delaware, Inc. who are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2002).

Exhibit
Number	Description

10.18	VAutomation Incorporated Synthesizable Soft Core Agreement dated November 4, 1997 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.19	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.20	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.21	Shareholders Agreement dated as of January 15, 2001 among Pixelworks, Inc., Panstera, Inc., and those certain shareholders of Panstera, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2001).

10.22	Office lease dated June 20, 2005 and commencing March 1, 2006, by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust VI.

10.23	Office Lease Agreement by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

10.24	Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.25	Amendment No. 1 to Office Lease dated July 7, 2005, by and between Equator Technologies, Inc. and 520 Pike Street, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2005).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.
Dated: March 12, 2007	By:	/s/ Hans H. Olsen
Hans H. Olsen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hans H. Olsen Hans H. Olsen	President and Chief Executive Officer	March 12, 2007

/s/ Michael D. Yonker Michael D. Yonker	Vice President, Chief Financial Officer, Treasurer and Secretary	March 12, 2007

/s/ Allen H. Alley Allen H. Alley	Chairman of the Board	March 12, 2007

/s/ Mark A.. Christensen Mark A. Christensen	Director	March 12, 2007

/s/ James R. Fiebiger James R. Fiebiger	Director	March 12, 2007

/s/ C. Scott Gibson C. Scott Gibson	Director	March 12, 2007

/s/ Frank Gill Frank Gill	Director	March 12, 2007

/s/ Daniel J. Heneghan Daniel J. Heneghan	Director	March 12, 2007

/s/ Bruce A. Walicek Bruce A. Walicek	Director	March 12, 2007