Form 10-Q
period 2007-03-31
PIXELWORKS, INC
filed 2007-05-10
CIK 1040161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
or

☐	☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 30, 2007: 48,846,506

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$66,607	$63,095
Short-term marketable securities	38,382	53,985
Accounts receivable, net	12,639	9,315
Inventories, net	13,892	13,809
Prepaid expenses and other current assets	5,731	6,374

Total current assets	137,251	146,578

Long-term marketable securities	17,510	17,504
Property and equipment, net	18,460	21,931
Other assets, net	8,706	9,287
Debt issuance costs, net	2,757	2,922
Acquired intangible assets, net	8,754	9,549

Total assets	$193,438	$207,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,357	$8,093
Accrued liabilities and current portion of long-term liabilities	14,898	19,319
Current portion of income taxes payable	522	10,997

Total current liabilities	24,777	38,409

Long-term liabilities, net of current portion	6,786	7,414
Income taxes payable, net of current portion	9,851	—
Long-term debt	140,000	140,000

Total liabilities	181,414	185,823

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	333,869	331,567
Shares exchangeable into common stock	114	450
Accumulated other comprehensive loss	(3,161)	(3,693)
Accumulated deficit	(318,798)	(306,376)

Total shareholders’ equity	12,024	21,948

Total liabilities and shareholders’ equity	$193,438	$207,771

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue, net	$23,981	$36,559
Cost of revenue (1)	14,128	45,043

Gross profit (loss)	9,853	(8,484)

Operating expenses:
Research and development (2)	11,975	15,693
Selling, general and administrative (3)	7,525	10,004
Restructuring	2,768	—
Amortization of acquired intangible assets	90	333
Impairment loss on acquired intangible assets	—	1,753

Total operating expenses	22,358	27,783

Loss from operations	(12,505)	(36,267)

Interest income	1,527	1,324
Interest expense	(657)	(698)
Amortization of debt issuance costs	(165)	(171)
Gain on repurchase of long-term debt, net	—	3,009

Interest and other income, net	705	3,464

Loss before income taxes	(11,800)	(32,803)

Provision for income taxes	622	252

Net loss	$(12,422)	$(33,055)

Net loss per share — basic and diluted	$(0.25)	$(0.69)

Weighted averages shares outstanding — basic and diluted	48,780	47,947

(1) Includes:
Amortization of acquired developed technology	$705	$1,972
Restructuring	101	—
Stock-based compensation	20	58
Impairment loss on acquired developed technology	—	21,330
Amortization of acquired inventory mark-up	—	26
(2) Includes stock-based compensation	670	1,231
(3) Includes stock-based compensation	1,033	1,511
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,422)	$(33,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,886	4,452
Stock-based compensation	1,723	2,800
Amortization of acquired intangible assets	795	2,305
Amortization of debt issuance costs	165	171
Loss on asset disposals	49	100
Impairment losses on acquired intangible assets	—	23,083
Gain on repurchase of long-term debt, net	—	(3,009)
Other	(66)	41
Changes in operating assets and liabilities:
Accounts receivable, net	(3,324)	2,879
Inventories, net	(83)	2,998
Prepaid expenses and other current and long-term assets, net	689	879
Accounts payable	1,264	(3,410)
Accrued current and long-term liabilities	(2,181)	(1,779)
Income taxes payable	(624)	179

Net cash used in operating activities	(10,129)	(1,366)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	22,532	9,437
Purchases of marketable securities	(6,324)	(4,131)
Payments on asset financings	(2,116)	(7,159)
Purchases of property and equipment	(694)	(1,200)
Purchases of other assets	—	(150)

Net cash provided by (used in) investing activities	13,398	(3,203)

Cash flows from financing activities:
Proceeds from issuances of common stock	243	849
Repurchase of long-term debt	—	(6,800)

Net cash provided by (used in) financing activities	243	(5,951)

Net change in cash and cash equivalents	3,512	(10,520)

Cash and cash equivalents, beginning of period	63,095	68,604

Cash and cash equivalents, end of period	$66,607	$58,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44	$85
Income taxes	1,246	58

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$—	$5,451
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (“Pixelworks” or the “Company”) is an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry. At the core of our technology are unique techniques for intelligently processing signals on a pixel-by-pixel basis that result in images optimized for a variety of digital displays, including multimedia projectors, advanced televisions and liquid crystal display panels. Our flexible design architecture enables our technology to produce high image quality in our customers’ display products in a range of solutions, including system-on-chip integrated circuits (“ICs”) and co-processor ICs. We are headquartered in Tualatin, Oregon, with design centers in Shanghai, China and San Jose, California.
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
The financial information included herein for the three months ended March 31, 2007 and 2006 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2006 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, included in Item 8 of our Annual Report on Form 10-K, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2007.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventory valuation, property and equipment, valuation of share-based payments, intangible assets and income taxes. The actual results experienced by the Company could differ materially from our estimates.
Reclassifications
Certain reclassifications have been made to the 2006 condensed consolidated financial statements to conform to the 2007 presentation.

Adoption of Accounting Pronouncement
On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS 109, Accounting for Income Taxes and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See note 5 for additional information on income taxes.
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of March 31, 2007 and December 31, 2006, all of our short- and long-term marketable securities are classified as available-for-sale.
Unrealized holding losses on short- and long-term available-for-sale marketable securities, net of tax, were $16 and $3,097, respectively, as of March 31, 2007 and $34 and $3,611, respectively, as of December 31, 2006. These unrealized holding losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, in the condensed consolidated balance sheets. As of March 31, 2007, we have determined that gross unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses and our ability to hold such investments until recovery.
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

	March 31,	December 31,
	2007	2006
Accounts receivable, gross	$13,152	$9,515
Less: allowance for doubtful accounts	(513)	(200)

Accounts receivable, net	$12,639	$9,315

During the three months ended March 31, 2007, we increased our allowance for doubtful accounts and recorded bad debt expense of $313. There were no charges against the allowance during the three months ended March 31, 2007. There was no change in our allowance for doubtful accounts during the three months ended March 31, 2006.
Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.

Inventories, net consists of the following:

	March 31,	December 31,
	2007	2006
Finished goods	$13,900	$13,260
Work-in-process	6,177	6,499

	20,077	19,759
Less: reserve for slow-moving and obsolete items	(6,185)	(5,950)

Inventory, net	$13,892	$13,809

The following is the change in our reserve for slow-moving and obsolete items:

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$5,950	$1,396
Provision	1,105	1,704
Usage:
Inventory utilized	(203)	(90)
Inventory scrapped	(667)	(27)

Total usage	(870)	(117)

Balance at end of period	$6,185	$2,983

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at March 31, 2007 based upon our forecasts and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect them to have a material impact on gross profit margin.
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31,	December 31,
	2007	2006
Gross carrying amount	$65,792	$65,925
Less: accumulated depreciation and amortization	(47,332)	(43,994)

Property and equipment, net	$18,460	$21,931

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	March 31,	December 31,
	2007	2006
Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859
Less accumulated amortization:
Developed technology	(10,849)	(10,144)
Customer relationships	(1,256)	(1,166)

	(12,105)	(11,310)

Acquired intangible assets, net	$8,754	$9,549

Estimated future amortization expense is as follows:

Nine Months Ending December 31:
2007	$2,384
Year Ending December 31:
2008	2,984
2009	2,336
2010	1,050

$8,754

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	March 31,	December 31,
	2007	2006
Current portion of accrued liabilities for asset financings	$5,344	$7,733
Accrued payroll and related liabilities	4,764	6,130
Accrued interest payable	1,012	399
Reserve for warranty returns	786	662
Accrued commissions and royalties	542	693
Current portion of accrued remaining lease payments	492	762
Reserve for sales returns and allowances	175	479
Other	1,783	2,461

	$14,898	$19,319

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Three Months Ended
	March 31,
	2007	2006
Reserve for warranty returns:
Balance at beginning of period	$662	$577
Provision	195	834
Charge offs	(71)	(532)

Balance at end of period	$786	$879

Reserve for sales returns and allowances:
Balance at beginning of period	$479	$237
Provision	3	78
Charge offs	(307)	(71)

Balance at end of period	$175	$244

Long-Term Debt
As of March 31, 2007, we have $140,000 of convertible subordinated debentures (the “debentures”) outstanding. The debentures are due in 2024 and bear interest at a rate of 1.75% per annum, payable on May 15th and November 15th of each year.
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
We have filed a shelf registration statement with the SEC covering resale of the debentures and the common stock issuable upon conversion of the debentures. The registration statement was declared effective August 24, 2004. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.
In February 2006, we repurchased in the open market, and retired, $10,000 of our then outstanding debentures for $6,800. We recognized a gain on the repurchase of $3,200 which is included in other income in our statement of operations for the three months ended March 31, 2006, net of a $191 write-off of debt issuance costs.

NOTE 3: STOCK-BASED COMPENSATION
Stock Option Plan
Under our 2006 Stock Incentive Plan (“2006 Plan”), 4,000,000 stock options may be granted. Options granted under the 2006 Plan must generally be exercised while the individual is an employee and within ten years of the date of grant. Our new-hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant, and 2.083% on the last day of every month thereafter for a total of thirty-six additional increments. Our merit vesting schedule provides that options become exercisable in equal monthly installments over three years. Prior to August 2006, our merit vesting schedule provided that options became exercisable monthly for a period of four years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year.
The following is a summary of stock option activity for the three months ended March 31, 2007:

		Weighted
		average
	Number	exercise
	of shares	price
Options outstanding as of December 31, 2006	6,844,285	$7.32
Granted	404,200	1.89
Exercised	(45,800)	0.61
Forfeited	(897,386)	5.82
Expired	(152,906)	9.24

Options outstanding as of March 31, 2007	6,152,393	$7.18

During the three months ended March 31, 2007, the total intrinsic value of options exercised was $58, for which no income tax benefit has been recorded. As of March 31, 2007, the total intrinsic value of options outstanding was $152, and the options had a weighted average remaining contractual term of 6.7 years.
As of March 31, 2007, there were 3,102,548 options exercisable with a weighted average exercise price of $9.72 per share, an aggregate intrinsic value of $129, and a weighted average remaining contractual term of 4.8 years.
As of March 31, 2007, there were 6,039,551 options vested and expected to vest with a weighted average exercise price of $7.23 per share, an aggregate intrinsic value of $151, and a weighted average remaining contractual term of 6.6 years.
As of March 31, 2007, 2,150,026 shares were available for grant under the 2006 Plan.
Employee Stock Purchase Plan
As of March 31, 2007, a total of 1,995,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the three months ended March 31,

2007, the Company issued 145,126 shares under the ESPP for proceeds of approximately $215. As of March 31, 2007, there were 641,306 shares available for issuance under this plan.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Stock Option Plan:
Risk free interest rate	4.66%	4.53%
Expected dividend yield	0%	0%
Expected term (in years)	5.3	4.5
Volatility	72%	76%

Employee Stock Purchase Plan:
Risk free interest rate	5.16%	4.53%
Expected dividend yield	0%	0%
Expected term (in years)	0.5	0.5
Volatility	51%	47%
The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 was $1.21 and $3.02 per share, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected term is estimated using historical exercise behavior. The expected volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that would impact volatility.
As of March 31, 2007, unrecognized compensation cost related to unvested awards is $9,650, which is expected to be recognized over a weighted average period of 2.4 years.
NOTE 4: RESTRUCTURINGS
In April 2006, we initiated a restructuring plan to reduce our operating expenses by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology that we acquired from Equator with our advanced television technology product development. We are no longer pursuing other stand-alone digital media streaming markets that are not core to our business.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This additional plan includes further consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
The following is a summary of restructuring expense incurred during the three months ended March 31, 2007 and the cumulative amount incurred through March 31, 2007:

	Three Months	Cumulative
	Ended	Amount
	March 31,	Incurred To
	2007	March 31, 2007
Cost of revenue — restructuring:
Termination and retention benefits	$101	$148
Licensed technology and tooling write-offs	—	2,072

	101	2,220

Operating expenses — restructuring:
Termination and retention benefits	2,347	5,081
Licensed technology, software and other asset write offs	347	8,837
Consolidation of leased space	8	2,100
Other	66	66

	2,768	16,084

Total restructuring expense	$2,869	$18,304

The following is a rollforward of the accrued liabilities related to the restructurings for the three months ended March 31, 2007:

	Balance as of			Balance as of
	December 31,	Expensed /		March 31,
	2006	(Adjustments)	Payments	2007
Termination and retention benefits	$1,193	$2,448	$(2,050)	$1,591
Lease termination costs	1,524	(231)	(295)	998

Total	$2,717	$2,217	$(2,345)	$2,589

As we continue efforts of implementing the restructuring plan announced in November 2006, we expect to incur additional restructuring charges of $2,000 to $2,500 primarily over the remainder of 2007, consisting mostly of costs related to termination and retention benefits and the consolidation of leased space.
NOTE 5: INCOME TAXES
On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we conducted a comprehensive review of our uncertain tax positions. We did not record any adjustment to retained earnings as a result of this analysis.
As of January 1, 2007, the amount of our uncertain tax positions is a liability of $10,490. As of March 31, 2007, the amount of our uncertain tax positions is a liability of $9,920, of which $69 and $9,851 is classified as current and long-term, respectively, in accordance with FIN 48. As of December 31, 2006, prior to the adoption of FIN 48, this liability is classified as current and included in current portion of income taxes payable in our condensed consolidated balance sheet. If these positions are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We anticipate that we will continue to accrue interest, penalties and contingent tax amounts related to these uncertain tax positions during 2007. We do not anticipate any material reductions to the amounts accrued during 2007. As of January 1, 2007, we were subject to income tax examination for the years 2003 through 2005 in a single foreign jurisdiction.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our statement of operations. As of January 1, 2007, we had accrued approximately $1,747 for the payment of tax-related interest and penalties.
Income tax expense for the periods ended March 31, 2007 and 2006 was recorded for continuing operations in profitable, cost-plus foreign jurisdictions, and contingent amounts related to potential tax exposures in foreign jurisdictions. As of March 31, 2007, we have recorded a valuation allowance against substantially all of our net deferred tax assets as we cannot conclude that it is more likely than not that we will be able to realize the benefit of these assets.
NOTE 6: COMPREHENSIVE LOSS
Total comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(12,422)	$(33,055)
Unrealized gain on available-for-sale investments, net of tax	532	789

Total comprehensive loss	$(11,890)	$(32,266)

NOTE 7: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and includes exchangeable shares. These exchangeable shares, which were issued on September 6, 2002 by Jaldi Semiconductor (“Jaldi”), our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock.
Diluted weighted average shares outstanding includes the incremental number of common shares that would be outstanding assuming the exercise of certain stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our convertible debentures, using the if-converted method, when such conversion is dilutive.
For the three months ended March 31, 2007 and 2006, the following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive because of our net loss position for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
Stock options	6,638,576	9,147,164
Conversion of debentures	5,748,778	5,944,976

	12,387,354	15,092,140

Net loss and weighted average shares outstanding used in the calculation of diluted net loss per share were the same as the net loss and weighted average shares outstanding used in calculating basic net loss per share for the three months ended March 31, 2007 and 2006.
NOTE 8: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended
	March 31,
	2007	2006
Japan	$12,993	$13,057
Taiwan	3,025	5,061
Korea	2,426	4,591
Europe	1,648	3,110
China	1,402	4,726
U.S.	1,061	2,440
Other	1,426	3,574

	$23,981	$36,559

Significant Customers
Sales to distributors represented 55% and 42% of total revenue for the three months ended March 31, 2007 and 2006, respectively. One distributor accounted for 10% or more of total revenue for the three months ended March 31, 2007 and 2006. This distributor represented 32% and 21% of revenue for the three months ended March 31, 2007 and 2006, respectively.
Revenue attributable to our top five end customers represented 48% and 35% of total revenue for the three months ended March 31, 2007 and 2006, respectively. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. One end customer represented 21% and 13% of revenue for the three months ended March 31, 2007 and 2006, respectively. No other end customer represented 10% or more of revenue during those periods.

The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	March 31,	December 31,
	2007	2006
Account A	27%	23%
Account B	19%	10%
Account C	10%	13%
Account D	6%	10%
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
NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with Financial Accounting Standards Board Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The amount of the indemnification is generally limited to the amount paid by the customer. As of March 31, 2007, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations.

Legal Proceedings
We are subject to legal matters that arise from time to time in the ordinary course of our business. Although we currently believe that resolving such matters, individually or in the aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and our view of these matters may changes in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to: changes in growth in the markets in which we participate or seek to participate; changes in customer ordering patterns or lead times; the success of our products in expanded markets; our success in achieving operating efficiencies from our restructuring efforts; our ability to execute our new strategy; competitive factors, such as rival chip architectures, introduction of, or traction by, competing designs or pricing pressures; insufficient, excess or obsolete inventory and variations in inventory valuation; product mix; new product yield rates, changes in regional demand for our products, non-acceptance of the combined technologies by leading manufacturers; changes in recoverability of intangible assets and long-lived assets; increased competition; adverse economic conditions in the U.S. and internationally, including continued adverse economic conditions in the specific markets for our products; failure to design, develop and manufacture new products; lack of success in technological advancements; lack of acceptance of new products; unexpected changes in the demand for our products and services; the inability to successfully manage inventory pricing pressures; failure to reduce costs or improve operating efficiencies; changes to and compliance with international laws and regulations; currency fluctuations; and our ability to attract, hire and retain key and qualified employees.
These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more of these forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.
(Dollars in thousands, except per share data)
Overview
We are an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry. At the core of our technology are unique techniques for intelligently processing signals on a pixel-by-pixel basis that result in images optimized for a variety of digital displays, including multimedia projectors, advanced televisions and liquid crystal display panels. Our flexible design architecture enables our technology to produce high image quality in our customers’ display products in a range of solutions, including system-on-chip integrated circuits (“ICs”) and co-processor ICs.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China and Europe, and our manufacturers’ representatives support some of our European and Korean sales. Sales to distributors represented 55% and 42% of total revenue for the three months ended March 31, 2007 and 2006, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 48% and 35% of total revenue for the three months ended March 31, 2007 and 2006, respectively.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96% and 93% of total revenue for the three months ended March 31, 2007 and 2006, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.
In April 2006, we initiated a restructuring plan to reduce our operating expenses by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology developments. We are no longer pursuing stand-alone digital media streaming markets that are not core to our business. This focus and integration has resulted in lower compensation costs and has allowed us to consolidate and reduce office space.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This plan includes further consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
During the three months ended March 31, 2007, we incurred expenses of $2,869 related to the restructuring plans announced in 2006, which consists of costs associated with termination and retention benefits of $2,448 and the consolidation of leased space of $8, the write-off of certain assets of $347 and other expenses of $66. Through March 31, 2007, the cumulative amount incurred related to the restructuring plans announced in 2006 is $18,304, of which $2,220 is included in cost of revenue. As we continue implementing the restructuring plan announced in November 2006, we expect to incur additional restructuring charges of $2,000 to $2,500 primarily over the remainder of 2007.
We performed an impairment analysis as of March 31, 2006 on the intangible assets acquired from Equator and recorded impairment losses of $23,083 in the first quarter of 2006. This amount was the excess of the carrying amount over the estimated fair value of the intangible assets.
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
Stock-Based Compensation. In accordance with SFAS 123R, Share-Based Payment, we estimate the fair value of shared-based payments using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rates used in the option-pricing model. The resulting calculated fair value of the share-based payment is recognized as compensation expense over the requisite service period, generally the vesting period. When there are any changes to the assumptions used in the option-pricing model, including fluctuations in market price of our common stock, there will be variations in calculated fair value of the share-based payments, causing variation in the compensation cost recognized.
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

Results of Operations
The following table sets forth certain financial data for the periods presented:

	Three Months Ended March 31,
	2007		2006
		% of		% of
	Dollars	Revenue	Dollars	Revenue
Revenue, net	$23,981	100.0%	$36,559	100.0%
Cost of revenue	14,128	58.9	45,043	123.2

Gross profit (loss)	9,853	41.1	(8,484)	(23.2)

Operating expenses:
Research and development	11,975	49.9	15,693	42.9
Selling, general and administrative	7,525	31.4	10,004	27.4
Restructuring	2,768	11.5	—	—
Amortization of acquired intangible assets	90	0.4	333	0.9
Impairment loss on acquired intangible assets	—	—	1,753	4.8

Total operating expenses	22,358	93.2	27,783	76.0

Loss from operations	(12,505)	(52.1)	(36,267)	(99.2)

Interest income	1,527	6.4	1,324	3.6
Interest expense	(657)	(2.7)	(698)	(1.9)
Amortization of debt issuance costs	(165)	(0.7)	(171)	(0.5)
Gain on repurchase of long-term debt, net	—	—	3,009	8.2

Interest and other income, net	705	2.9	3,464	9.5

Loss before income taxes	(11,800)	(49.2)	(32,803)	(89.7)
Provision for income taxes	622	2.6	252	0.7

Net loss	$(12,422)	(51.8)%	$(33,055)	(90.4)%

Percentages may not add due to rounding.
Revenue
Revenue decreased $12,578, or 34%, in the first quarter of 2007 compared to the first quarter of 2006. The decrease is attributable to a decrease in units sold of 35%, partially offset by an increase in average selling prices (“ASP”) of 2%.
Revenue by market as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2007	2006
Multimedia projector	53%	38%
Advanced television	24%	38%
Digital streaming media devices	16%	14%
LCD monitor and panel	6%	8%
Other	1%	2%

Multimedia Projector
Multimedia projector revenue was down 9% in the first quarter of 2007 compared to the first quarter of 2006. This decrease resulted from a decrease in units sold of 12%, partially offset by an increase in ASP of 4%. The decrease in units sold is primarily due to timing of shipments and not due to any other market dynamics.
We expect our multimedia projector revenue for the second quarter of 2007 to be up approximately 10% to 15% from the first quarter of 2007, as our Japanese customers rebuild their inventory after managing down levels during the first quarter in anticipation of their March 31st fiscal year ends.
Advanced Television
Advanced television revenue decreased 58% in the first quarter of 2007 compared to the first quarter of 2006. This decrease resulted from a decrease in units sold of 52% and a decrease in ASP of 12%. The decrease in units sold is primarily due to a lack of new design wins, which resulted in a loss of market share. Declines in ASPs are characteristic of the industry and the markets we serve.
For the second quarter of 2007, we expect revenue from the advanced television market to be down 20% to 30% from the first quarter of 2007.
Digital Streaming Media Devices
Digital streaming media devices revenue decreased 25% in the first quarter of 2007 compared to the first quarter of 2006. This decrease is due to a decrease in ASP of 19% and a decrease in units sold of 8%. In April 2006, we initiated a plan whereby we integrated the IPTV elements of the Equator technology acquired with our advanced television technology developments. While we are continuing to provide customers with existing products, we are no longer pursuing stand-alone digital media streaming markets that are not core to our business. As a result we expect to see revenue from existing customers in this market decreasing over time as customers migrate to next generation designs from other suppliers.
We expect second quarter 2007 revenue in this market to be flat with first quarter 2007 revenue.
LCD Monitor and Panel
LCD monitor and panel revenue decreased 48% in the first quarter of 2007 compared to the first quarter of 2006. This decrease is due to a decrease in units sold of 39% and a decrease in ASP of 15%. The decrease in units sold is primarily due to our decision to focus on higher-end monitor products and the developing market for LCD panels, rather than any particular industry dynamics.
We expect second quarter 2007 LCD monitor and panel revenue to be up 100% to 150% from the first quarter of 2007.

Other
Other revenue includes revenue from small niche markets. We do not expect other revenue to be significant in the future.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue includes purchased materials, assembly, test, labor and overhead, warranty expense, royalties, provisions for slow-moving and obsolete inventory, amortization of acquired developed technology, stock-based compensation, and information technology and facilities allocations, as well as restructuring in 2007 and an impairment loss on acquired developed technology and amortization of the fair value adjustment on acquired inventory in 2006.
Gross profit in the first quarter of 2007 was 41%, compared to a gross loss of 23% in the first quarter of 2006. The increase in gross profit is primarily due to the recognition of an impairment loss on acquired developed technology of $21,330, or 58% of revenue, in the first quarter of 2006. Additionally, acquisition-related amortization and stock-based compensation, collectively, decreased to $725, or 3% of revenue, in the first quarter of 2007 compared to $2,056, or 6% of revenue, in the first quarter of 2006. We also experienced an improvement in gross profit in the first quarter of 2007 compared to the first quarter of 2006 as a result of a favorable shift in the mix of products sold and lower material costs.
Estimated amortization of developed technology is $2,115 for the nine month period ending December 31, 2007 and $2,820, $2,336 and $1,050 for the years ending December 31, 2008, 2009 and 2010, respectively.
We expect gross profit margin to be 40% to 42% in the second quarter of 2007, however, declines in gross profit margin are characteristic of our industry and the markets we serve. As such, we expect declines to occur in the future, however we cannot predict when or how severe they will be. As a result, we actively seek ways to reduce the cost to manufacture our products and to introduce new products with higher margins.
Research and Development
Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services, expensed equipment and information technology and facilities allocations.
Research and development expense decreased $3,718, or 24%, in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the following:
•	Compensation expense decreased $1,807 due to lower headcount in research and development personnel. As of March 31, 2007, we had 200 research and development employees compared to 255 as of March 31, 2006. This decrease is primarily due to our restructuring efforts initiated in April and November 2006.
•	Outside services and non-recurring engineering and development expenses decreased $810, due to our restructuring efforts.
•	Stock-based compensation decreased $561 due to the decrease in the number of employees.

•	Depreciation and amortization expense decreased $195.
•	Travel and entertainment decreased $166.
We expect to continue to make investments in research and development in support of our new product development programs.
Selling, General and Administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, information technology and facilities allocations, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense decreased $2,479, or 25%, in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the following:
•	Compensation expense decreased $1,091 due to a decrease in headcount in administrative and sales and marketing personnel. As of March 31, 2007, we had 137 employees in administrative, sales and marketing functions, compared to 167 employees as of March 31, 2006.
•	Accounting and legal, travel and entertainment, trade show and depreciation and amortization expenses, collectively, decreased by $552. These decreases resulted from the implementation of our restructuring plans, which are focused in part on reducing operating expenses.
•	Stock-based compensation expense decreased $478.
•	Sales commissions decreased $260 as a result of the decrease in revenue.
•	Facilities and information technology allocations decreased $136.
We expect to continue to make investments in selling, general and administrative infrastructure to support the scalability of our business systems.
Restructuring
As a result of our restructuring plans announced in 2006, we recognized $2,869 in restructuring expense in the first quarter of 2007, of which $101 is included in cost of revenue. Total restructuring expense includes $347 for the write-off of certain assets, $2,448 for termination and retention benefits, $8 for costs associated with the consolidation of leased space and $66 for other expenses related to the restructuring efforts. As of March 31, 2007, we have accrued restructuring expenses of approximately $2,589 in our consolidated balance sheet, which consist of termination and retention benefits payable of $1,591 and accrued remaining lease payments of $998.
As we continue implementing the restructuring plans, we expect to incur additional restructuring charges of $2,000 to $2,500 primarily over the remainder of 2007, consisting mostly of costs related to termination and retention benefits and the consolidation of leased space.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets consists of the amortization of the customer relationships intangible asset of $90 in the first quarter of 2007 and $283 in the first quarter of 2006, as well as the amortization of a trademark intangible asset of $50 in 2006. We are amortizing the customer relationships intangible asset on a straight-line basis over its useful life of 3 years. Estimated amortization expense is $269 for the nine month period ending December 31, 2007 and $164 for the year ending December 31, 2008.
Impairment Loss on Acquired Intangible Assets
We recorded customer relationships and trademark intangible assets in connection with our acquisition of Equator in June 2005. During the first quarter of 2006, we recorded an impairment loss on the customer relationships and trademark intangible assets of $1,753, which represented the excess of the carrying value over the estimated fair value of the assets. The customer relationships intangible asset is being amortized over its remaining useful life, while the trademark intangible asset was determined to have no remaining value.
Interest and Other Income, Net
Interest and other income, net includes interest income earned on cash equivalents and short- and long-term marketable securities, interest expense related to our 1.75% long-term debt, and the amortization of debt issuance costs, as well as a gain on the repurchase of long-term debt in 2006.
Interest and other income, net decreased $2,759, or 80%, in the first quarter of 2007 compared to the first quarter of 2006. This decrease is primarily due to the recognition of a gain of $3,009 in the first quarter of 2006 related to the repurchase of $10,000 of our 1.75% outstanding debentures, partially offset by an increase in interest income of $203, or 15%, which resulted from an increase in interest rates during the first quarter of 2007 compared to the first quarter of 2006.
Provision for Income Taxes
The provision for income taxes was $622 for the first quarter of 2007 and $252 for the first quarter of 2006, despite our loss before income taxes in each of the respective periods. The effective tax rates differ from the federal statutory rate primarily due to the generation of net operating loss and federal, state and foreign tax credit carryforwards, offset by the establishment of a valuation allowance against such carryforwards, and current taxes payable in profitable cost plus foreign jurisdictions as well as contingent amounts recorded related to potential exposures in foreign jurisdictions.
Liquidity and Capital Resources
As of March 31, 2007, we had cash and cash equivalents of $66,607, short- and long-term marketable securities of $55,892 and working capital of $112,474. Cash used in operations was $10,129 for the three months ended March 31, 2007 and $1,366 for the three months ended March 31, 2006. Cash used in operating activities during the first quarter of 2007 resulted primarily from the net loss incurred and an increase in accounts receivable during the quarter. Cash used in operating activities for the first quarter of 2006 resulted primarily from the net loss incurred and increased payments made on accounts payable during the quarter, partially offset by decreases in accounts receivable and inventories balances during the quarter.

Cash provided by investing activities was $13,398 for the three months ended March 31, 2007 compared to cash used in investing activities of $3,203 for the three months ended March 31, 2006. Cash provided by investing activities for the first quarter of 2007 consisted primarily of proceeds from maturities of marketable securities partially offset by purchases of marketable securities and payments on asset financings. Cash used in investing activities for the first quarter of 2006 consisted primarily of payments on accrued balances related to asset financings and purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.
Cash provided by financing activities was $243 for the three months ended March 31, 2007 compared to cash used in financing activities of $5,951 for the three months ended March 31, 2006. Cash provided by financing activities for the first quarter of 2007 consisted of proceeds from issuances of common stock from the exercise of stock options and through the employee stock purchase plan. Cash used in financing activities for the first quarter of 2006 consisted of the repurchase of long-term debt, partially offset by proceeds from issuances of common stock from the exercise of stock options and through the employee stock purchase plan.
We anticipate that our existing cash and marketable securities balances will be adequate to fund our operating and investing needs for the next twelve months and the foreseeable future. From time to time, we may evaluate acquisitions of businesses, products or technologies that compliment our business. Any such transaction, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.
Accounts Receivable, Net
Accounts receivable, net increased to $12,639 at March 31, 2007 from $9,315 at December 31, 2006. This increase is attributable to higher revenue during the last month of the three month period ended March 31, 2007 compared to the last month of the three month period ended December 31, 2006. Average days sales outstanding increased to 47 at March 31, 2007 from 28 at December 31, 2006, due to the overall increase in accounts receivable.
Inventories, Net
Inventories, net increased to $13,892 as of March 31, 2007 from $13,809 as of December 31, 2006. Inventory turnover on an annualized basis was approximately 3.8 times as of March 31, 2007 and 4.9 times as of December 31, 2006, which represents approximately 14 weeks of inventory.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations for 2007 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2006. Obligations for 2007 and beyond have not changed materially as of March 31, 2007, except as presented below.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of March 31, 2007, we have accrued uncertain tax positions of $9,981, and it is unknown when such uncertain tax positions will be resolved.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The provisions of SFAS 157 will be applied prospectively and we are currently in the process of assessing the impact that the adoption of SFAS 157 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS 159, The Fair value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS is effective for the Company beginning January 1, 2008, with the provisions of SFAS 159 being applied prospectively. We are currently in the process of assessing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.
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
As of March 31, 2007, we had convertible subordinated debentures of $140,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. We have employees located in offices in Canada, Japan, Taiwan and the People’s Republic of China and as such, a portion of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. Currently, we do not hedge against foreign currency rate fluctuations.
Item 4. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
As part of a Company-wide initiative to replace legacy computer systems, the Company completed an implementation of a new Enterprise Resource Planning (“ERP”) system in North America during the first quarter of 2007. The ERP system was previously successfully implemented by the Company in its Asia offices. The phased-in approach the Company took to the implementation reduced the risks associated with making these changes. As a result of the implementation, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system. Although management believes internal controls have been maintained or enhanced by the ERP system implemented during the quarter, the controls in the newly upgraded environment have not been completely tested. As such, there is a risk that deficiencies may exist that have not yet been identified and that individually could constitute significant deficiencies or in the aggregate, a material weakness. Management will be performing tests of controls relating to the new ERP environment over the course of 2007. There have been no other significant changes in the Company’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.
(Dollars in thousands, except per share data)
Risks Related to Our Operations
Our new strategy, targeted at markets demanding superior video and image quality, may not significantly grow revenue and margin in a timely manner or at all, which could materially adversely affect our revenue and results of operations.
As part of our overall product strategy, we have adopted a new approach, which focuses on our core competencies in pixel processing and delivering high levels of video and image quality for the advanced television and liquid crystal display (“LCD”) panel markets and other related markets, while continuing to provide industry-leading system and chip solutions for projector customers. This new strategy is intended to enable us to take advantage of several anticipated changes in flat panel display technology. We expect our customers and potential customers to release next generation LCD displays over the next couple of years. We expect these new displays to migrate from 60hz to 120hz refresh rates, to continue to move to higher resolutions such as “True High Definition,” also known as “1080p”, and to continue to grow in size. All of these changes require high quality video and image performance.
We have designed our new strategy to help us to take advantage of these expected trends and to increase our sales to developers of advanced television products. However, our expectations may not be accurate, these markets may not develop or may take longer to develop than we expect, and the developers of these products may not choose to incorporate our products into their products. In addition, we cannot assure you that our customers and potential customers will accept our products quickly enough or in sufficient volume to grow revenue and gross profit. A lack of market acceptance or insufficient market acceptance would materially and adversely affect our revenue and results of operations.
We may not realize the anticipated benefits from the restructuring efforts announced in 2006 and we may need to initiate additional restructuring efforts in the future.
Phase one of our restructuring plans, announced in April 2006, was designed to improve our breakeven point by reducing manufacturing overhead and operating expenses and focused on our core business. The second phase was announced in November 2006 and is designed to further reduce operating expenses. This plan includes additional consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time, making critical infrastructure investments in people, process and information systems to improve our operations.
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
As of March 31, 2007, we have $140,000 of 1.75% convertible debentures outstanding. These debt obligations are due in 2024, although the holders of debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019. Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform day-to-day controls, processes and activities and additionally, certain functions have been transferred to new employees who are not as familiar with procedures, which increase the risk that we will be unable to make timely filings in accordance with the 1934 Act.
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
The development of our semiconductors, some of which incorporate mixed analog and digital signal processing, is highly complex. These complexities require us to employ advanced designs and manufacturing processes that are unproven. We have experienced increased development time and delays in introducing new products that have resulted in significantly less revenue than originally expected for those products. We will not always succeed in developing new products or product enhancements nor will we always do so in a timely manner. Acquisitions have significantly added to the complexity of our product development efforts. We must now coordinate very complex product development programs between multiple geographically dispersed locations. Restructuring plans have also significantly impacted our product development efforts. We may not be successful in timely delivery of new products with a reduced number of employees or with newer inexperienced employees.
Many of our designs involve the development of new high-speed analog circuits that are difficult to simulate and require physical prototypes that are not required by the primarily digital circuits we currently design. The result can be longer and less predictable development cycles, which could adversely affect our ability to retain our customers and to attract new customers.
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
Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s system can take up to nine months or more. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. We cannot assure you that the time required for the testing, evaluation and design of our products by our customers would not be significantly longer than nine months.
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
The year ended December 31, 2004, during which we generated net income of $21,781, was our first and only year of profitability since inception. Since then, we have incurred net losses. On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Shared-Based Payments (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be accounted for at fair value and expensed over the service period. The adoption of SFAS 123R had, and will continue to have, a significant adverse impact on our operating results.
In April 2006, we initiated a restructuring plan to reduce operating expenses by reducing manufacturing overhead and operating expenses and focusing on our core business. In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. We cannot be certain these plans will be successful or that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. In addition, if we are not profitable in the future, we may be unable to continue our operations.
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
To manage any expansion efforts effectively in a rapidly evolving market, we must maintain and improve operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage expansion efforts effectively our operating expenses could increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. For example, in 2005 and 2006, we invested significant amounts in research and development efforts for projects that were ultimately canceled, and for which we will not realize any revenue.
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
These and any future acquisitions and investments could result in:
•	issuance of stock that dilutes current shareholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	amortization expenses related to acquired intangible assets;

•	impairment of goodwill;

•	large and immediate write-offs; or

•	decreases in cash and marketable securities that could otherwise serve as working capital.
Our operation of any acquired business will also involve numerous risks, including, but not limited to:
•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.
The acquisition of Equator required a substantial investment on our part, and unfortunately has not been as successful as we had hoped. We acquired Equator for an aggregate purchase price of $118,116 and recorded, among other assets, $57,521 in goodwill, $36,800 in acquired developed technology and $4,200 in other acquired intangible assets. However, the Equator technology itself has not proven as useful in our core markets as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $7,352 of the developed technology and $433 of the customer relationships intangible assets acquired from Equator remain on our consolidated balance sheet as of March 31, 2007. Only a few of the Equator employees remain employed by us. We are no longer pursuing stand-alone digital media streaming markets, which we acquired from Equator, that are not core to our business, although we are continuing to provide customers with existing products.
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
Selling to distributors and integrators reduces our ability to forecast sales and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. Some of our products are sold to integrators, who then integrate our semiconductors into a system that is then sold to an original equipment manufacturer or “OEM.” This adds another layer between us and the ultimate source of demand for our products, the consumer. These arrangements require us to manage a more complex supply chain and monitor the financial condition and creditworthiness of our distributors, integrators and customers. Our failure to manage one or more of these challenges could result in excess inventory or shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. Currently, we hold 65 patents and have 87 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.
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

If we are forced to take any of the foregoing actions, we may incur significant additional costs to, or be unable to, manufacture and sell our products, which could seriously harm our business. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or could adversely affect our results of operations.
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
None of our products are fabricated by more than one supplier. Additionally, our products require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is typically six to nine months, there is no readily available alternative supply source for any specific product. This could cause significant delays in shipping products, which may result in lost revenues and damaged customer relationships.
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
Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. A portion of our products use embedded DRAM technology and the required manufacturing processes will only be available for a limited time. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which may only be available for the next five to seven years. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured on the newer process. In the event that a manufacturing process is discontinued, our products could become unavailable from our current suppliers. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development and takes significant time. For example in the third quarter of 2006, one of our third-party foundries discontinued the manufacturing process used to produce one of our products. While we were able to place last time buy orders, we under estimated demand for this part. As a result, we had to pay additional amounts to the foundry to restart production and we were unable to fulfill customer orders in a timely manner.

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
Our future success depends upon the continued services of our executive officers, key hardware and software engineers, and sales, marketing and support personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. In addition, because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. We believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, and sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Currently, this risk has increased as the Company goes through restructuring efforts to consolidate several of its North American operating sites and transition key processes and technical expertise to its Shanghai, China design center. For example, in the last six months we have been or are in the process of replacing certain officers of the Company, including the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, as we change the strategic direction of the Company and consolidate into a smaller number of operating sites. In addition during 2006, we experienced difficulties in hiring and retaining qualified engineers in our Shanghai design center. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenues and business could be seriously harmed.

Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees, officers and directors.
We have historically used stock options and other forms of share-based payment awards as key components of our total compensation program in order to retain employees and directors and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for share-based payments in the first quarter of 2006. As a result, we have incurred and will continue to incur increased compensation costs associated with our share-based programs, making it more expensive for us to grant share-based payment awards to employees, officers and directors in the future. We continuously review our equity compensation strategy in light of current regulatory and competitive environments and consider changes to the program as appropriate. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an employee stock purchase plan, we may decide to incur cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors, could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and results of operations.
As a result of reviewing our equity compensation strategy, in 2006 we reduced the total number of options granted to employees and the number of employees who receive share-based payment awards. Additionally, in October 2006, our shareholders approved a stock option exchange program whereby eligible employees could elect to exchange eligible outstanding options for new options at the then current market price of our common stock and at a rate of 4-to-1. Effective December 4, 2006, 184 employees surrendered 1,739,920 eligible options in exchange for 434,980 new stock options. The new options have an exercise price of $2.49 per share, have a 7-year term and vest over 18 months. While the goal of this program was to aid in the retention of key employees, it is unknown what effect, if any, it will have on our ability to retain these employees.
Members of our Board of Directors and our five most highly compensated executive officers, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, were not eligible to participate in the stock option exchange program. The fact that these individuals could not participate in this program may make it difficult to retain those that are currently employed by us, since a majority of their outstanding stock options have exercise prices greater than the current fair market value of our common stock.
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenues from, or loss of, any of these customers or distributors could significantly reduce our total revenues.
We are, and will continue to be, dependent on a limited number of distributors and customers for a substantial portion of our revenue. Sales to distributors represented 55% of total revenue for the three months ended March 31, 2007 and 52% and 46% for the years ended December 31, 2006 and 2005, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 32% of total revenue for the three months ended March 31, 2007 and 26% and 22% for the years ended December 31, 2006 and 2005, respectively. Revenue attributable to our top five end customers represented 48% of total revenue for the three months ended March 31, 2007 and 39% and 34% for the years ended December 31, 2006 and 2005, respectively. As a result of these distributor and end customer concentrations, any one of the following factors could significantly impact our revenues:
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
As of March 31, 2007 and December 31, 2006, we had three and four customers, respectively, that each represented 10% or more of accounts receivable. The failure of any of these customers to pay these balances or any other customer to pay their outstanding balance would result in an operating expense and reduce our cash flows.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96% of total revenue for the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
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
A substantial and potentially increasing portion of our products are manufactured by foundries located in the PRC and a large number of our customers are geographically concentrated in the PRC. In addition, approximately 69% of our employees are located in this area and we have an investment of $10,000 in SMIC, located in Shanghai, China. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
Environmental laws and regulations have caused us to incur, and may cause us to continue to incur, significant expenditures to comply with applicable laws and regulations, or to incur significant penalties for noncompliance.
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
Our product development strategies anticipate that consumer demand for multimedia projectors, LCD panels, advanced televisions and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Undercapacity in the advanced display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of LCD panels or other advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.
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
We compete with specialized and diversified electronics and semiconductor companies that offer advanced display, digital TV and IPTV semiconductor products. Some of these include AMD/ATI, nVidia, Texas Instruments, Broadcom, Genesis Microchip, I-Chips, ITE, JEPICO Corp., NXP Semiconductor, Macronix, Mediatek, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon

Image, Silicon Optix, STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.
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
Our executive officers, directors and other principal shareholders, in the aggregate, beneficially own 15,440,770 shares or approximately 32% of our outstanding common stock and exchangeable shares as of April 30, 2007. These shareholders currently have, and will continue to have, significant influence with respect to the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, the voting power of these shareholders could have the effect of delaying or preventing a change in control of our business or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent our other shareholders from realizing a premium over the market price for their common stock.
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
For example, as of March 31, 2007 we have $140,000 of unsecured convertible bonds outstanding that have a put date of May 15, 2011 and $122,499 in cash and marketable securities. Accordingly, we are in a net cash deficit position. While the Company has implemented restructuring plans designed to improve the financial performance of the Company, there can be no guarantee that the Company will be able to generate sufficient cash flows from operations in the future to refinance or service the potential put option on the convertible bonds.
Continued compliance with new regulatory and accounting requirements will be challenging and require significant resources.
We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission rules and regulations and NASDAQ Global Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by our independent registered public accounting firm. The process of documenting and testing our controls over financial reporting has required that we hire additional personnel and outside services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. In addition, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.
As part of our restructuring efforts to reduce operating expenses and to support migrating engineering design capability to Asia, we have and are continuing to transition key finance and information technology infrastructure and technical expertise to our Shanghai site which may raise the risk of weakness in our internal control environment.
Item 6. Exhibits.

10.1	Pixelworks, Inc. 2007 Senior Management Bonus Plan. +
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer.
32.2	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: May 10, 2007	/s/ Richard M. Brooks

Richard M. Brooks
Interim Chief Financial Officer