Form 10-Q
period 2007-06-30
PIXELWORKS, INC
filed 2007-08-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2007: 48,935,662.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$67,489	$63,095
Short-term marketable securities	42,325	53,985
Accounts receivable, net	9,022	9,315
Inventories, net	16,869	13,809
Prepaid expenses and other current assets	5,556	6,374

Total current assets	141,261	146,578

Long-term marketable securities	15,402	17,504
Property and equipment, net	15,667	21,931
Other assets, net	7,593	9,287
Debt issuance costs, net	2,591	2,922
Acquired intangible assets, net	7,959	9,549

Total assets	$190,473	$207,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,984	$8,093
Accrued liabilities and current portion of long-term liabilities	17,017	19,319
Current portion of income taxes payable	293	10,997

Total current liabilities	30,294	38,409

Long-term liabilities, net of current portion	4,154	7,414
Income taxes payable, net of current portion	10,241	—
Long-term debt	140,000	140,000

Total liabilities	184,689	185,823

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	335,330	331,567
Shares exchangeable into common stock	114	450
Accumulated other comprehensive loss	(3,242)	(3,693)
Accumulated deficit	(326,418)	(306,376)

Total shareholders’ equity	5,784	21,948

Total liabilities and shareholders’ equity	$190,473	$207,771

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue, net	$26,896	$30,910	$50,877	$67,469
Cost of revenue (1)	15,294	19,322	29,422	64,365

Gross profit	11,602	11,588	21,455	3,104

Operating expenses:
Research and development (2)	9,675	14,300	21,650	29,993
Selling, general and administrative (3)	7,013	8,489	14,538	18,493
Restructuring	2,635	893	5,403	893
Amortization of acquired intangible assets	90	90	180	423
Impairment loss on goodwill	—	133,739	—	133,739
Impairment loss on acquired intangible assets	—	—	—	1,753

Total operating expenses	19,413	157,511	41,771	185,294

Loss from operations	(7,811)	(145,923)	(20,316)	(182,190)

Interest income	1,444	1,396	2,971	2,720
Interest expense	(688)	(676)	(1,345)	(1,374)
Amortization of debt issuance costs	(166)	(165)	(331)	(336)
Gain on repurchase of long-term debt, net	—	—	—	3,009

Interest and other income, net	590	555	1,295	4,019

Loss before income taxes	(7,221)	(145,368)	(19,021)	(178,171)

Provision for income taxes	399	201	1,021	453

Net loss	$(7,620)	$(145,569)	$(20,042)	$(178,624)

Net loss per share — basic and diluted	$(0.16)	$(3.02)	$(0.41)	$(3.72)

Weighted averages shares outstanding — basic and diluted	48,857	48,160	48,819	48,054

(1) Includes:
Amortization of acquired developed technology	$705	$705	$1,410	$2,677
Restructuring	35	—	136	—
Stock-based compensation	28	61	48	119
Impairment loss on acquired developed technology	—	—	—	21,330
Amortization of acquired inventory mark-up	—	—	—	26
(2) Includes stock-based compensation	510	1,026	1,180	2,257
(3) Includes stock-based compensation	916	1,336	1,949	2,847
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(20,042)	$(178,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,742	8,759
Stock-based compensation	3,177	5,223
Amortization of acquired intangible assets	1,590	3,100
Write off of certain assets related to restructuring	572	—
Amortization of debt issuance costs	331	336
Loss on asset disposals	206	100
Unrealized foreign currency (gain) loss on investments	(201)	34
Accretion on short- and long-term marketable securities	(147)	(111)
Other	26	27
Impairment losses on goodwill and intangible assets	—	156,822
Gain on repurchase of long-term debt, net	—	(3,009)
Changes in operating assets and liabilities:
Accounts receivable, net	293	4,509
Inventories, net	(3,060)	6,365
Prepaid expenses and other current and long-term assets, net	974	1,374
Accounts payable	4,891	(4,740)
Accrued current and long-term liabilities	(1,202)	235
Income taxes payable	(463)	266

Net cash provided by (used in) operating activities	(5,313)	666

Cash flows from investing activities:
Proceeds from maturities of marketable securities	29,148	30,432
Purchases of marketable securities	(15,556)	(15,013)
Payments on asset financings	(3,609)	(11,458)
Purchases of property and equipment	(1,496)	(3,115)
Proceeds from sales of marketable securities	970	—
Purchases of other assets	—	(150)

Net cash provided by investing activities	9,457	696

Cash flows from financing activities:
Proceeds from issuances of common stock	250	976
Repurchase of long-term debt	—	(6,800)

Net cash provided by (used in) financing activities	250	(5,824)

Net change in cash and cash equivalents	4,394	(4,462)
Cash and cash equivalents, beginning of period	63,095	68,604

Cash and cash equivalents, end of period	$67,489	$64,142

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
The financial information included herein for the three and six month periods ended June 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2006 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 12, 2007, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2007.
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

Reclassifications
Certain reclassifications have been made to the 2006 condensed consolidated financial statements to conform with the 2007 presentation.
Adoption of Accounting Pronouncement
On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standard No. (“SFAS”) 109, Accounting for Income Taxes and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 4 for additional information on income taxes.
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of June 30, 2007 and December 31, 2006, all of our short- and long-term marketable securities are classified as available-for-sale.
Unrealized holding losses on short- and long-term available-for-sale securities, net of tax, were $27 and $3,167, respectively, as of June 30, 2007 and $34 and $3,611, respectively, as of December 31, 2006. These unrealized holding losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, in the condensed consolidated balance sheets. We have determined that as of June 30, 2007, gross unrealized losses on our marketable securities were temporary based on our ability to hold the investments until recovery.
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

	June 30,	December 31,
	2007	2006
Accounts receivable, gross	$9,664	$9,515
Less: allowance for doubtful accounts	(642)	(200)

Accounts receivable, net	$9,022	$9,315

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$200	$212
Provision	483	—
Charge offs	(41)	(12)

Balance at end of period	$642	$200

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Inventories, net consists of the following:

	June 30,	December 31,
	2007	2006
Finished goods	$13,498	$13,260
Work-in-process	9,198	6,499

	22,696	19,759
Less: reserve for slow-moving and obsolete items	(5,827)	(5,950)

Inventory, net	$16,869	$13,809

The following is the change in our reserve for slow-moving and obsolete items:

	Six Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$5,950	$1,396
Provision	2,008	3,447
Usage:
Utilization	(586)	(218)
Scrap	(1,545)	(1,238)

Total usage	(2,131)	(1,456)

Balance at end of period	$5,827	$3,387

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at June 30, 2007 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.

Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2007	2006
Gross carrying amount	$66,334	$65,925
Less: accumulated depreciation and amortization	(50,667)	(43,994)

Property and equipment, net	$15,667	$21,931

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	June 30,	December 31,
	2007	2006
Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859

Accumulated amortization:
Developed technology	(11,554)	(10,144)
Customer relationships	(1,346)	(1,166)

	(12,900)	(11,310)

Acquired intangible assets, net	$7,959	$9,549

In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired as a result of our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005 with our advanced television technology product developments and we are no longer pursuing these stand-alone digital media streaming markets. As a result, we recorded impairment losses on the developed technology, customer relationships and trademark intangible assets acquired from Equator in the first quarter of 2006. The impairment loss of $23,083 is included in our statement of operations for the six months ended June 30, 2006, of which $21,330 is related to developed technology and is included in cost of revenue.
Estimated future amortization of acquired intangible assets is as follows:

Six Months Ending December 31:
2007	$1,589
Year Ending December 31:
2008	2,984
2009	2,336
2010	1,050

$7,959

Goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002 and Panstera in January 2001. As the market value of the Company’s common stock fell below its book value during the second quarter of 2006, we performed an impairment analysis on our goodwill. The analysis allocated the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities. In the allocation, goodwill was determined to have no implied fair value and as a result, the entire balance was written off and we recorded a $133,739 impairment loss on goodwill in the second quarter of 2006.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	June 30,	December 31,
	2007	2006
Current portion of accrued liabilities for asset financings	$6,299	$7,733
Accrued payroll and related liabilities	5,649	6,130
Reserve for warranty returns	842	662
Current portion of accrued remaining lease payments	515	762
Accrued commissions and royalties	496	693
Accrued interest payable	426	399
Reserve for sales returns and allowances	175	479
Other	2,615	2,461

	$17,017	$19,319

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Six Months Ended
	June 30,
	2007	2006
Reserve for warranty returns:
Balance at beginning of period	$662	$577
Provision	682	871
Product returns	(502)	(624)

Balance at end of period	$842	$824

Reserve for sales returns and allowances:
Balance at beginning of period	$479	$237
Provision	18	265
Product returns	(322)	(259)

Balance at end of period	$175	$243

Long-Term Debt
As of June 30, 2007, we have $140,000 of convertible subordinated debentures (the “debentures”) outstanding. The debentures are due in 2024 and bear interest at a rate of 1.75% per annum, payable on May 15th and November 15th of each year.
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
In February 2006, we repurchased in the open market, and retired, $10,000 of our outstanding debentures for $6,800. We recognized a gain on the repurchase of $3,200 which is included in other income in our consolidated statement of operations for the six months ended June 30, 2006, net of a write-off of $191 of debt issuance costs.
NOTE 3: RESTRUCTURING PLANS
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology that we acquired from Equator with our advanced television technology product development and we are no longer pursuing these stand-alone digital media streaming markets.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This additional plan includes further consolidation of our operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
The following is a summary of restructuring expense incurred during the six months ended June 30, 2007 and the cumulative amount incurred through June 30, 2007:

		Cumulative
	Six Months	Amount
	Ended	Incurred To
	June 30, 2007	June 30, 2007
Cost of revenue — restructuring:
Termination and retention benefits	$136	$183
Licensed technology and tooling write-offs	—	2,072

	136	2,255

Operating expenses — restructuring:
Termination and retention benefits	3,432	6,166
Licensed technology, software and other asset write offs	828	9,318
Consolidation of leased space	933	3,025
Other	210	210

	5,403	18,719

Total restructuring expense	$5,539	$20,974

The following is a rollforward of the accrued liabilities related to the restructurings for the six months ended June 30, 2007:

	Balance as of			Balance as of
	December 31,	Expensed /		June 30,
	2006	(Adjustments)	Payments	2007
Termination and retention benefits	$1,193	$3,568	$(2,689)	$2,072
Consolidation of leased space	1,524	933	(1,097)	1,360
Other	—	210	(155)	55

Total	$2,717	$4,711	$(3,941)	$3,487

As we continue implementing the restructuring plan announced in November 2006, we expect to incur additional restructuring charges primarily over the remainder of 2007, consisting mostly of costs related to termination and retention benefits and consolidation of leased space.
NOTE 4: INCOME TAXES
Income tax expense for the periods ended June 30, 2007 and 2006 was recorded for continuing operations in profitable, cost-plus foreign jurisdictions, and contingent amounts related to potential tax exposures in foreign jurisdictions. As of June 30, 2007, we have recorded a valuation allowance against substantially all of our net deferred tax assets as we cannot conclude that it is more likely than not that we will be able to realize the benefit of these assets.
On January 1, 2007, we adopted FIN 48. As a result of the adoption of FIN 48, we conducted a comprehensive review of our uncertain tax positions. We did not record any adjustment to retained earnings as a result of this analysis. As of January 1, 2007, the amount of our uncertain tax positions was a liability of $10,490. As of June 30, 2007, the amount of our uncertain tax positions is a liability of $10,241, all of which is classified as long-term in accordance with FIN 48. As of December 31, 2006, prior to the adoption of FIN 48, this liability is classified as current and included in current portion of income taxes payable in our condensed consolidated balance sheet.
Following is a rollforward of our liability for uncertain tax positions, exclusive of interest and penalties:

Six Months Ended
June 30, 2007
Balance at beginning of period	$8,743
Accrual for positions taken in a prior year	379
Settlements	(738)

Balance at end of period	$8,384

Following is a rollforward of interest and penalties included in the liability for uncertain tax positions:

Six Months Ended
June 30, 2007
Balance at beginning of period	$1,747
Accrual for positions taken in a prior year	204
Settlements	(94)

Balance at end of period	$1,857

We recognize interest and penalties related to uncertain tax positions in income tax expense in our statement of operations.
As of January 1, 2007, we were subject to income tax examination for the years 2003 through 2005 in a single foreign jurisdiction. As of June 30, 2007, this examination is closed.
If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We anticipate that we will continue to accrue interest, penalties and contingent tax amounts related to these uncertain tax positions during 2007. We do not anticipate any further reductions to the amounts accrued during 2007.

NOTE 5: COMPREHENSIVE LOSS
Total comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(7,620)	$(145,569)	$(20,042)	$(178,624)
Unrealized gain (loss) on available-for-sale investments, net of tax	(80)	(490)	451	299

Total comprehensive loss	$(7,700)	$(146,059)	$(19,591)	$(178,325)

NOTE 6: EARNINGS PER SHARE
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
The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive because of our net loss position for the periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	6,059,389	8,908,416	6,348,487	9,027,131
Conversion of debentures	5,748,778	5,748,778	5,748,778	5,847,465
Unvested stock awards	97,253	—	48,895	—
Net loss and weighted average shares used in the calculation of diluted net loss per share were the same as net loss and weighted average shares used in the calculation of basic net loss per share for the three and six month periods ended June 30, 2007 and 2006.

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2007	2006
Cash paid during the period for:
Interest	$1,318	$1,345
Income taxes	1,457	58

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$—	$5,451
Tenant improvement allowances received	—	959
NOTE 8: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the United States.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Japan	$15,201	$13,838	$28,194	$26,895
Taiwan	2,798	4,074	5,823	9,135
Korea	1,852	3,363	4,278	7,954
Europe	1,419	2,026	3,067	5,136
China	1,421	2,951	2,823	7,677
U.S.	1,461	1,179	2,522	3,619
Other	2,744	3,479	4,170	7,053

	$26,896	$30,910	$50,877	$67,469

Significant Customers
Sales to distributors represented 63% and 50% of total revenue for the three months ended June 30, 2007 and 2006, respectively, and 59% and 46% for the six months ended June 30, 2007 and 2006, respectively. One distributor accounted for more than 10% of total revenue for the three and six month periods ended June 30, 2007 and 2006. This distributor represented 36% and 25% of revenue for the three months ended June 30, 2007 and 2006, respectively, and 34% and 23% for the six months ended June 30, 2007 and 2006, respectively.
End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 46% and 43% of revenue for the three months ended June 30, 2007 and 2006, respectively, and 47% and 38% for the six months ended June 30, 2007 and 2006, respectively. One end customer accounted for more than 10% of total revenue for the three and six month periods June 30, 2007 and 2006. This end customer represented 17% of revenue for the three months ended June 30, 2007 and 2006, and 19% and 15% for the six months ended June 30, 2007 and 2006, respectively.
The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	June 30,	December 31,
	2007	2006
Account A	28%	23%
Account B	16%	10%
Account C	7%	13%
Account D	6%	10%
NOTE 9: RISKS AND UNCERTAINTIES
Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our products and we do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by any one of these suppliers could have a material adverse effect on our results of operations.
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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to intellectual property. Such indemnification provisions are accounted for in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The amount of the indemnification is generally limited to the amount paid by the customer. As of June 30, 2007, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “targets,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should” and variations of such words, and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include the risks and uncertainties in Part II, Item 1A, under “Risk Factors”, including, without limitation to:
•	failure to reduce costs or improve operating efficiencies, including our success in achieving operating efficiencies from our restructuring efforts;
•	our ability to execute our new strategy;
•	changes in growth in the markets in which we participate or seek to participate;
•	changes in customer ordering patterns or lead times;
•	failure to design, develop and manufacture new products;
•	lack of acceptance of new products;
•	lack of success in technological advancements;
•	unexpected changes in the demand for our products and services;
•	the success of our products in expanded markets;
•	competitive factors, such as increased competition, rival chip architectures, introduction of, or traction by, competing designs or pricing pressures;
•	new product yield rates;
•	non-acceptance of the combined technologies by leading manufacturers;
•	insufficient, excess or obsolete inventory, variations in inventory valuation and the inability to successfully manage inventory pricing pressures;
•	our ability to attract, hire and retain key and qualified employees;
•	adverse economic conditions in the U.S. and internationally;
•	changes to and compliance with international laws and regulations;
•	currency fluctuations; and
•	changes in recoverability of long-lived assets and intangible assets.
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
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China and Europe, and our manufacturers’ representatives support some of our European and Korean sales. Sales to distributors represented 63% and 50% of total revenue for the three months ended June 30, 2007 and 2006, respectively, and 59% and 46% for the six months ended June 30, 2007 and 2006, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 46% and 43% of total revenue for the three months ended June 30, 2007 and 2006, respectively, and 47% and 38% for the six months ended June 30, 2007 and 2006, respectively.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 95% and 96% of total revenue for the three months ended June 30, 2007 and 2006, respectively, and 95% for the six months ended June 30, 2007 and 2006. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology developments and we are no longer pursuing these stand-alone digital media streaming markets. This focus and integration has resulted in lower compensation costs and has allowed us to consolidate and reduce office space.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This plan includes further consolidation of our North American operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
During the six months ended June 30, 2007, we incurred expenses of $5,539 related to the restructuring plan announced in November 2006, which consists of costs associated with termination and retention benefits of $3,568 and the consolidation of leased space of $933, the write-off of certain assets of $828 and other expenses of $210. Through June 30, 2007, the cumulative amount incurred related to the restructuring plans announced in 2006 is $20,974, of which $2,255 is included in cost of revenue. As we continue implementing the restructuring plan announced in November 2006, we expect to incur additional restructuring charges primarily over the remainder of 2007.
During the six months ended June 30, 2006, we performed impairment analyses on goodwill and the intangible assets acquired from Equator. In the first quarter of 2006, we recorded an impairment loss of $23,083 on the acquired intangible assets. This impairment loss represented the excess of the carrying amount over the estimated fair value of the intangible assets. In the second quarter of 2006, we recorded an impairment loss of $133,739 on the goodwill. This impairment loss represented the excess carrying amount of the goodwill over the implied fair value of the goodwill.
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
Results of Operations
The following table sets forth certain financial data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Revenue, net	$26,896	100.0%	$30,910	100.0%	$50,877	100.0%	$67,469	100.0%
Cost of revenue	15,294	56.9	19,322	62.5	29,422	57.8	64,365	95.4

Gross profit	11,602	43.1	11,588	37.5	21,455	42.2	3,104	4.6

Operating expenses:
Research and development	9,675	36.0	14,300	46.3	21,650	42.6	29,993	44.5
Selling, general and administrative	7,013	26.1	8,489	27.5	14,538	28.6	18,493	27.4
Restructuring	2,635	9.8	893	2.9	5,403	10.6	893	1.3
Amortization of acquired intangible assets	90	0.3	90	0.3	180	0.4	423	0.6
Impairment loss on goodwill	—	—	133,739	432.7	—	—	133,739	198.2
Impairment loss on acquired intangible assets	—	—	—	—	—	—	1,753	2.6

Total operating expenses	19,413	72.2	157,511	509.6	41,771	82.1	185,294	274.6

Loss from operations	(7,811)	(29.0)	(145,923)	(472.1)	(20,316)	(39.9)	(182,190)	(270.0)

Interest income	1,444	5.4	1,396	4.5	2,971	5.8	2,720	4.0
Interest expense	(688)	(2.6)	(676)	(2.2)	(1,345)	(2.6)	(1,374)	(2.0)
Amortization of debt issuance costs	(166)	(0.6)	(165)	(0.5)	(331)	(0.7)	(336)	(0.5)
Gain on repurchase of long-term debt, net	—	—	—	—	—	—	3,009	4.5

Interest and other income, net	590	2.2	555	1.8	1,295	2.5	4,019	6.0

Loss before income taxes	(7,221)	(26.8)	(145,368)	(470.3)	(19,021)	(37.4)	(178,171)	(264.1)

Provision for income taxes	399	1.5	201	0.7	1,021	2.0	453	0.7

Net loss	$(7,620)	(28.3)%	$(145,569)	(470.9)%	$(20,042)	(39.4)%	$(178,624)	(264.7)%

Percentages may not add due to rounding.
Revenue, Net
Revenue decreased $4,014, or 13%, in the second quarter of 2007 compared to the second quarter of 2006. This decrease resulted from a decrease in units sold of 26%, partially offset by an increase in average selling prices (“ASP”) of 17%. Revenue decreased $16,592, or 25%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease resulted from a decrease in units sold of 31%, partially offset by an increase in ASP of 9%.

Revenue by market was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Multimedia projector	$13,536	50%	$14,563	47%	$26,221	52%	$28,459	42%
Advanced television	4,465	17%	8,326	27%	10,222	20%	22,098	33%
Digital streaming media devices	4,643	17%	4,803	16%	8,583	17%	10,069	15%
LCD monitor, panel and other	4,252	16%	3,218	10%	5,851	11%	6,843	10%

	$26,896	100%	$30,910	100%	$50,877	100%	$67,469	100%

Multimedia Projector
Multimedia projector revenue decreased 7% and 8% in the three and six month periods ended June 30, 2007, respectively, relative to the comparable periods of 2006. These decreases were driven by a decrease in units sold of 13% in the second quarter of 2007 compared to the second quarter of 2006, partially offset by an increase in ASP of 6%, and a decrease in units sold of 12% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, partially offset by an increase in ASP of 5%. The decreases in units sold are primarily due to product integration, which resulted in sales of our one chip solutions rather than our two chip solutions. The increases in ASP are attributable to a shift in the mix of products sold away from end-of-life legacy products with lower ASP to our next generation products which have higher ASP.
We expect revenue from the multimedia projector market for the third quarter of 2007 to be up approximately 12% to 16% from the second quarter of 2007.
Advanced Television
Revenue in the advanced television market includes products sold into the flat panel television sector, which is comprised of liquid crystal display (“LCD”) and plasma televisions, and products sold into digital cathode ray tube (“CRT”) and digital rear projection televisions. Advanced television revenue decreased 46% and 54% in the three and six month periods ended June 30, 2007, respectively, relative to the comparable periods of 2006.
The decreases in advanced television revenue were driven by a decrease in units sold of 52% in the second quarter of 2007 compared to the second quarter of 2006, partially offset by an increase in ASP of 13%, and decreases in units sold of 52% and ASP of 3% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decreases in units sold are primarily due to a lack of new design wins, which resulted from our decision to shift focus away from this market.
While we expect revenue from the advanced television market for the third quarter of 2007 to be relatively unchanged from revenue in the second quarter of 2007, over the long term we anticipate continuing decreases in revenue from the advanced television market.
Digital Streaming Media Devices
Digital streaming media devices revenue decreased 3% and 15% in the three and six month periods ended June 30, 2007, respectively, relative to the comparable periods of 2006. These decreases were driven by decreases in units sold of 2% and ASP of 1% in the second quarter of 2007 compared to the second quarter of 2006, and decreases in units sold of 5% and ASP of 10% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
In April 2006, we initiated a restructuring plan whereby we integrated the IPTV technology that we acquired from Equator with our advanced television technology developments. While we are continuing to provide customers with existing products, we are no longer pursuing stand-alone digital media streaming markets that are not core to our business.
While we expect third quarter 2007 revenue from this market to be up 8% to 16% from second quarter 2007 revenue due to increased demand for our end customers’ existing products, we expect to see revenue from this market decreasing over time as customers migrate to next generation designs from other suppliers.
LCD Monitor, Panel and Other
LCD monitor, panel and other revenue increased 32% in the three months ended June 30, 2007 relative to the comparable period of 2006, and decreased 14% in the six months ended June 30, 2007 relative to the comparable period of 2006. The increase in the second quarter of 2007 compared to the second quarter of 2006 is due to an increase in units sold of 11% and an increase in ASP of 19%. Units sold decreased 3% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, and ASP decreased 12% in the six months ended June 30, 2007 compared to the six months ended June 20, 2006. The increase in units sold and ASP in the second quarter of 2007 compared to the second quarter of 2006 resulted primarily from last time buys of an end-of-life product. The decrease in units sold in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily due to our decision to focus on higher end products and the developing market for LCD panels, rather than general industry trends.
We expect LCD monitor, panel and other revenue for the third quarter of 2007 to be down approximately 35% to 50% from the second quarter of 2007.
Cost of Revenue and Gross Profit
Cost of revenue includes purchased materials, assembly, test, labor, warranty expense, royalties, provisions for slow-moving and obsolete inventory, restructuring charges and non-cash expenses for stock-based compensation and amortization of acquired intangible assets.
Gross profit margin in the second quarter of 2007 was 43.1%, compared to gross profit margin of 37.5% in the second quarter of 2006 and 42.2% in the six months ended June 30, 2007 compared to 4.6% in the six months ended June 30, 2006.
The increase in gross profit margin in the second quarter of 2007 compared to the second quarter of 2006 resulted primarily from a decrease in the provision for slow-moving and obsolete inventory and decreased charges for custom production materials that were never utilized. During 2006, we experienced an increase in the provision for slow-moving and obsolete inventory primarily due to regulations imposed by the European Union’s Restriction of Hazardous Substance Directive, which prevents us from selling parts containing specific hazardous substances such as lead to our European customers.
The increase in gross profit margin in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted primarily from the recognition of an impairment loss on acquired developed technology of $21,330 in 2006. Additionally, a decrease in the provision for slow-moving and obsolete inventory, decreased charges for custom production materials never utilized, decreased warranty expense and decreased amortization of acquired developed technology contributed to the increase in gross profit margin in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Estimated amortization of acquired developed technology is $1,410 for the six months ending December 31, 2007, and $2,820, $2,336 and $1,050 for the years ending December 31, 2008, 2009 and 2010, respectively.
We expect our gross profit margin to be between 41.5% and 43.5% in the third quarter of 2007.
Research and Development
Research and development expense includes compensation and related costs for personnel, depreciation and amortization, fees for outside services, expensed equipment, and information technology and facilities allocations.
Research and development expense decreased $4,625, or 32%, in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the following:
•	Compensation expense decreased $2,214 due to fewer research and development personnel. As of June 30, 2007, we had 186 employees in research and development compared to 244 as of June 30, 2006. This decrease is primarily due to the restructuring efforts that we initiated in April and November 2006.
•	Outside services and non-recurring engineering and development expenses decreased $1,440 as a result of our restructuring efforts.
•	Stock-based compensation expense decreased $516 as a result of the decrease in the number of employees.
•	Facilities and information technology allocations decreased $418 due to fewer employees and decreased rent expense, both of which resulted from our restructuring efforts.
Research and development expense decreased $8,343, or 28%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to the following:
•	Compensation expense decreased $3,865 due to fewer research and development personnel.
•	Outside services and non-recurring engineering and development expenses decreased $2,207 as a result of our restructuring efforts.
•	Stock-based compensation expense decreased $1,077 as a result of the decrease in the number of employees.
•	Facilities and information technology allocations decreased $583 due to fewer employees and decreased rent expense, both of which resulted from our restructuring efforts.
As we continue to implement our November 2006 restructuring plan throughout 2007, we expect to make investments in research and development in support of our new products, while at the same time identifying operating efficiencies and reducing expenditures where appropriate.

Selling, General and Administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, information technology and facilities allocations, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense decreased $1,476, or 17%, in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the following:
•	Compensation expense decreased $647 due to fewer selling, general and administrative personnel. As of June 30, 2007, we had 130 employees in sales and marketing and administrative functions compared to 153 as of June 30, 2006. This decrease is primarily due to the restructuring efforts that we initiated in April and November 2006.
•	Stock-based compensation expense decreased $420 as a result of the decrease in the number of employees.
•	Sales commissions decreased $133 as a result of the overall decrease in revenue.
•	Depreciation and amortization expense decreased $114.
Selling, general and administrative expense decreased $3,955, or 21%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to the following:
•	Compensation expense decreased $1,441 due to fewer selling, general and administrative personnel.
•	Stock-based compensation expense decreased $898 as a result of the decrease in the number of employees.
•	Sales commissions decreased $393 as a result of the overall decrease in revenue.
•	Trade show and travel and entertainment expenses decreased $253.
•	Depreciation and amortization expense decreased $220.
As we continue to implement our November 2006 restructuring plan throughout 2007, we expect to make investments in selling, general and administrative infrastructure to support the scalability of our business, while at the same time identifying operating efficiencies and reducing expenditures where appropriate.
Restructuring
As a result of the restructuring plans announced in 2006, we recognized restructuring expenses of $2,635 and $893 in the second quarter of 2007 and 2006, respectively, and $5,403 and $893 in the six month periods ended June 30, 2007 and 2006, respectively. The cumulative restructuring charges incurred through June 30, 2007 related to these restructuring plans consist of termination and retention benefits of $6,349, the write-off of certain assets of $11,390, costs related to the consolidation of leased space of $3,025 and other of $210, of which, $2,255 is classified in cost of sales. As of June 30, 2007, we have accrued restructuring expenses of approximately $3,487 in our condensed consolidated balance sheet, consisting of termination and retention benefits payable of $2,072, lease consolidation costs of $1,360 and other of $55.
As we continue implementing the November 2006 restructuring plan, we expect to incur additional restructuring charges over the remainder of 2007, consisting primarily of costs related to termination and retention benefits and the consolidation of leased space.
Amortization of Acquired Intangible Assets
We recorded a customer relationship intangible asset and a trademark intangible asset in connection with the acquisition of Equator in June 2005. Amortization of acquired intangible assets consists of the amortization of the customer relationship asset in 2007, and amortization of the customer relationship and trademark assets in 2006. Estimated amortization of the customer relationship asset is $179 for the six months ending December 31, 2007 and $164 for the year ending December 31, 2008.
Impairment Loss on Goodwill
We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP in January 2002, and Panstera in January 2001. In the second quarter of 2006, we recorded an impairment loss on goodwill of $133,739, which represented the excess carrying amount over the implied fair value of goodwill.
Impairment Loss on Acquired Intangible Assets
In the first quarter of 2006, we recorded an impairment loss on the customer relationships and trademark intangible assets of $1,753, which represented the excess of the carrying amount over the estimated fair value of the assets. The customer relationships intangible asset is being amortized over its remaining useful life, while the trademark asset was determined to have no remaining value and was written off entirely.
Interest and Other Income, Net
Interest and other income, net includes interest income earned on cash equivalents and short- and long-term marketable securities, interest expense related to our 1.75% long-term debt, the amortization of debt issuance costs, and a gain on the repurchase of long-term debt in 2006.
Interest and other income, net increased $35, or 6%, in the second quarter of 2007 compared to the second quarter of 2006. This increase is primarily due to an increase in interest income of $48, or 3%, which resulted from an increase in interest rates during the second quarter of 2007 compared to the second quarter of 2006.
Interest and other income, net decreased $2,724, or 68%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease is primarily due to the recognition of a gain of $3,009 in the first quarter of 2006 related to the repurchase of $10,000 of our 1.75% outstanding debentures, offset by an increase in interest income of $251, or 9%, which resulted from an increase in interest rates.
Provision for Income Taxes
The provision for income taxes was $399 and $1,021 for the three and six month periods ended June 30, 2007, respectively, and $201 and $453 for the three and six month periods ended June 30, 2006, respectively. The effective tax rate differs from the federal statutory rate primarily due to the generation of net operating loss and federal, state and foreign tax credit carryforwards, offset by the establishment of a valuation allowance against such carryforwards, as well as current taxes payable in profitable cost plus foreign jurisdictions and contingent amounts recorded for potential exposures in foreign jurisdictions.
Liquidity and Capital Resources
Cash and Cash Equivalents and Short- and Long-term Marketable Securities
As of June 30, 2007, we had cash and cash equivalents of $67,489, short- and long-term marketable securities of $57,727 and working capital of $110,967. Cash used in operating activities was $5,313 for the six months ended June 30, 2007 compared to cash provided by operating activities of $666 for the six months ended June 30, 2006. Cash used in operating activities during the six months ended June 30, 2007 resulted primarily from the net loss incurred and an increase in inventory during the period, partially offset by an increase in accounts payable. Cash provided by operating activities during the six months ended June 30, 2006 resulted primarily from decreases in accounts receivable and inventory balances, offset by the net loss incurred and a decrease in accounts payable.
Cash provided by investing activities was $9,457 for the six months ended June 30, 2007 compared to $696 for the six months ended June 30, 2006. Cash provided by investing activities for the six months ended June 30, 2007 consisted of proceeds from maturities and sales of marketable securities, partially offset by purchases of marketable securities, payments on asset financings, and purchases of property and equipment. Cash provided by investing activities for the six months ended June 30, 2006 consisted of proceeds from maturities of marketable securities partially offset by purchases of marketable securities, payments on asset financings, and purchases of property and equipment.
Cash provided by financing activities was $250 for the six months ended June 30, 2007 compared to cash used in financing activities of $5,824 for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2007 consisted of proceeds from issuances of common stock under the stock option and employee stock purchase plans. Cash used in financing activities for the six months ended June 30, 2006 included the repurchase of long-term debt, partially offset by proceeds from issuances of common stock under the stock option and employee stock purchase plans.
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
Accounts Receivable, Net
Accounts receivable, net decreased to $9,022 at June 30, 2007 from $9,315 at December 31, 2006. This decrease is primarily attributable to a decrease in revenue in the second quarter of 2007 compared to the fourth quarter of 2006. Average days sales outstanding increased to 30 days at June 30, 2007 from 28 days at December 31, 2006.
Inventories, Net
Inventories, net increased to $16,869 as of June 30, 2007 from $13,809 as of December 31, 2006. As a result of the increased inventory balance, inventory turnover on an annualized basis decreased to 3.8 times at June 30, 2007 from 4.9 times at December 31, 2006. As of June 30, 2007, this represents approximately 14 weeks of inventory on hand.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations for 2007 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 12, 2007. Obligations for 2007 and beyond have not changed materially as of June 30, 2007, except as presented below.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of June 30, 2007, we have accrued uncertain tax positions of $10,241, and it is unknown when such uncertain tax positions will be resolved.
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning January 1, 2008, with the provisions of SFAS 159 being applied prospectively. We are currently in the process of assessing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.
In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as goods are delivered or services are performed. On a continuous basis, entities should evaluate whether they expect the goods or services to be rendered, and if not, the capitalized advance payment should be charged to expense in the period such determination is made. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We are currently in the process of assessing the impact the adoption of EITF 07-3 will have on our consolidated financial statements.
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

As of June 30, 2007, we had convertible subordinated debentures of $140,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Item 4. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, these disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There have been no changes in our internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.
(Dollars in thousands, except per share data)
Our new strategy, targeted at markets demanding superior video and image quality, may not significantly grow revenue and gross margin in a timely manner or at all, which could materially adversely affect our results of operations.
As part of our overall product strategy, we have adopted a new approach which focuses on our core competencies in pixel processing and delivering high levels of video and image quality. While we will continue to invest in further development of our ImageProcessor architecture for the projector market, we are no longer pursuing strategies aimed at the commodity system-on-chip television market. Instead, we are leveraging our advantages in the television market with our pixel enhancement technologies. These technologies are aimed at the increased image and video quality requirements of the next-generation displays, which we expect the market to transition toward over the next twelve to twenty-four months. Additionally, we are taking our technology into new areas beyond our traditional applications, including technology that is helping drive the convergence of television, media PCs, and internet television and video.
We have designed our new strategy to help us take advantage of expected market trends. However, our expectations may not be accurate, these markets may not develop, or they may take longer to develop than we expect. Additionally, developers of products may not choose to incorporate our products into their products and we cannot assure you that our customers and potential customers will accept our products quickly enough or in sufficient volume to grow revenue and gross profit. A lack of market acceptance or insufficient market acceptance would materially and adversely affect our results of operations.
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
These restructuring plans may take longer to implement than we expect, which could effect the timing and amount of anticipated benefits. In addition, unforeseen circumstances may result in our not being able to obtain the full benefits of the restructuring plans, or our assumptions about the benefits of the plans may prove incorrect or inaccurate, leading to a reduced benefit. Finally, we cannot assure you that future restructuring efforts will not be necessary, or whether the expected benefits from any future restructuring efforts will be attained.
We have incurred substantial indebtedness as a result of the sale of convertible debentures.
As of June 30, 2007, we have $140,000 of 1.75% convertible debentures outstanding. These debt obligations are due in 2024, although the holders of debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019. Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Exchange Act of 1934, as amended (“1934 Act”), and if we fail to effect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform day-to-day controls, processes and activities and additionally, certain functions have been transferred to new employees who are not as familiar with procedures, which increase the risk that we will be unable to make timely filings in accordance with the 1934 Act.
These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures. We expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed by the terms of debentures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.

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
Achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer if that developer’s products are not commercially successful or if that developer chooses to qualify, or incorporate the products of, a second source.
Developers can choose at any time to discontinue using our products during the development process or stop ordering our products that have been in volume production which would negatively impact our revenues.
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
Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s system can take up to nine months or more. It can take an additional nine months or longer before a customer commences volume shipments of systems that incorporate our products. We cannot assure you that the time required for the testing, evaluation and design of our products by our customers would not be significantly longer than nine months.
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
Failure to manage any future expansion efforts effectively could adversely affect our business and results of operations.
To manage any future expansion efforts effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage future expansion efforts effectively our operating expenses could increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. For example, in 2005 and 2006, we invested significant amounts in research and development efforts for projects that were ultimately canceled, and for which we will not realize any revenue.
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
The acquisitions of Panstera, nDSP, Jaldi and Equator contained a very high level of risk primarily because the investments were made based on in-process technological development that may not have been completed, or if completed, may not have become commercially viable.
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
The acquisition of Equator has unfortunately not been as successful as we had hoped. We acquired Equator for an aggregate purchase price of $118,116 and recorded, among other assets, $57,521 in goodwill, $36,800 in acquired developed technology and $4,200 in other acquired intangible assets. However, the Equator technology itself has not proven as useful in our core markets as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $6,779 of the developed technology and $344 of the customer relationships intangible assets acquired from Equator remain on our consolidated balance sheet as of June 30, 2007 and only a few of the Equator employees remain employed by us. Additionally, while we are continuing to provide customers with existing products, we are no longer pursuing stand-alone digital media streaming markets that are not core to our business.
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
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, during 2005 and 2006 we overestimated demand for certain inventory which lead to relatively significant charges for obsolete inventory in 2006. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.
Our dependence on selling to distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.
Selling to distributors and integrators reduces our ability to forecast sales and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. Some of our products are sold to integrators, who then integrate our products into a system that is then sold to an original equipment manufacturer, or OEM. This adds another layer between us and the ultimate source of demand for our products, the consumer. These arrangements require us to manage a more complex supply chain and monitor the financial condition and creditworthiness of our distributors, integrators and customers and make it more difficult for us to predict demand for our products. Our failure to manage one or more of these challenges could result in excess inventory or shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products.

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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. Currently, we hold 65 patents and have 88 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, we provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software.

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
If we are forced to take any of the foregoing actions, we may incur significant additional costs or be unable to manufacture and sell our products, which could seriously harm our business. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or could adversely affect our results of operations.
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
Our future success depends upon the continued services of our executive officers, key hardware and software engineers, and sales, marketing and support personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. In addition, because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. We believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, and sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Currently, this risk has increased as we go through restructuring efforts to consolidate several of our North American operating sites and transition key processes and technical expertise to our Shanghai, China design center. For example, in the last six months we have been or are in the process of replacing certain officers of the Company, including the Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, as we change the strategic direction of the Company and consolidate into a smaller number of operating sites. In addition during 2006, we experienced difficulties in hiring and retaining qualified engineers in our Shanghai design center. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenues and business could be seriously harmed.
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
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenue from, or loss of, any of these customers or distributors could significantly reduce our total revenue.
We are, and will continue to be, dependent on a limited number of distributors and customers for a substantial portion of our revenue. Sales to distributors represented 63% and 59% of total revenue for the three and six month periods ended June 30, 2007, respectively, and 52% and 46% for the years ended December 31, 2006 and 2005, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 36% and 34% of total revenue for the three and six month periods ended June 30,

2007, respectively, and 26% and 22% for the years ended December 31, 2006 and 2005, respectively. Revenue attributable to our top five end customers represented 46% and 47% of total revenue for the three and six month periods ended June 30, 2007, respectively, and 39% and 34% for the years ended December 31, 2006 and 2005, respectively. As a result of these distributor and end customer concentrations, any one of the following factors could significantly impact our revenue:
•	a significant reduction, delay or cancellation of orders from one or more of our distributors, branded manufacturers or integrators; or

•	a decision by one or more significant end customer to select products manufactured by a competitor, or its own internally developed semiconductor, for inclusion in future product generations.
The display manufacturing market is highly concentrated among relatively few large manufacturers. We expect our operating results to continue to depend on revenue from a relatively small number of customers.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of June 30, 2007 and December 31, 2006, we had two and four customers, respectively, that each represented 10% or more of accounts receivable. The failure of any of these customers to pay these balances or any other customer to pay their outstanding balance would result in an operating expense and reduce our cash flows.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 95% of total revenue for the three and six month periods ended June 30, 2007, and 96% for the years ended December 31, 2006 and 2005. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers of our products and components due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan or Korea that could result in an increase in our operating expenses and cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	reduced or limited protection of our intellectual property, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit for foreign receivables;

•	increased risk of internal control weaknesses for key processes transferred to our Asian operations;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan, Korea or Turkey that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting outstanding accounts receivable balances.
Our presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial, and potentially increasing, portion of our products are manufactured by foundries located in the PRC. In addition, approximately 71% of our employees are located in this area and we have an investment of $10,000 in SMIC, located in Shanghai, China. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operations. For example, during 2006 the European Parliament enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. In 2006, we incurred increased inventory provisions of $3,760 as a result of the enactment of RoHS, which adversely affected our gross profit margin. Additionally during 2006, the European Parliament enacted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have, and will continue to, work with our suppliers and customers to ensure that products that our products are compliant with the

RoHS and WEEE Directives. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation, both of which could have a materially adverse effect on our business, financial condition and results of operations. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes.
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
Investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:
•	actual or anticipated fluctuations in our operating results;

•	actual reduction in our operating results due to the adoption of SFAS 123R, which requires, among other things, the expensing of stock options which began January 1, 2006;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards or acquisitions;

•	the operating and stock price performance of other comparable companies;

•	announcements of future expectations by our customers;

•	changes in market valuations of other technology companies; and

•	inconsistent trading volume levels of our common stock.
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
In addition, over the past six months, our common stock has traded at or below $2 per share. If our common stock trades below $1 per share, we will not satisfy the minimum listing standards of the NASDAQ Global Market, and may become subject to delisting. The delisting of our common stock would significantly disrupt the ability of investors to trade our securities and would significantly affect the value and liquidity of our securities. Delisting may also preclude us from using certain state securities laws exemptions, which could make it more difficult and expensive for us to raise capital in the future.
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
For example, as of June 30, 2007 we have $140,000 of unsecured convertible bonds outstanding that have a put date of May 15, 2011, with $125,216 in cash and marketable securities resulting in a net cash deficit position. There can be no guarantee that the Company will be able to generate sufficient cash flows from operations in the future to refinance or service the potential put option on the convertible bonds.

Continued compliance with new regulatory and accounting requirements will be challenging and will require significant resources.
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
As part of our restructuring efforts to reduce operating expenses and to support migrating engineering design capability to Asia, we have transitioned key finance and information technology infrastructure and technical expertise to our Shanghai site which may raise the risk of weakness in our internal control environment.
Item 4. Submission of Matters to a Vote of Security Holders.
The 2007 Annual Meeting of Shareholders of Pixelworks, Inc. was held on May 22, 2007 to conduct the following items of business:
1.	To elect six Directors to serve for the following year or until their successors are elected;

2.	To ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year; and

3.	To transact any other business that properly came before the meeting.
The following nominees were elected to serve on the board of directors by the votes and for terms indicated below:

Nominee	For	Withheld	Term Ending
Allen H. Alley	39,337,452	3,099,925	2008
Mark A. Christensen	39,419,095	3,018,282	2008
James R. Fiebiger	39,495,827	2,941,550	2008
C. Scott Gibson	39,423,423	3,013,954	2008
Daniel J. Heneghan	39,422,931	3,014,446	2008
Bruce A. Walicek	40,031,016	2,406,361	2008

The proposal to ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year was approved and received the following votes:

No. of Votes
For	40,887,247
Against	1,376,268
Abstain	173,862
There were no other matters of business that properly came before the meeting that were voted upon.
Item 6. Exhibits.
10.1	Restricted Stock Award Agreement, dated May 3, 2008, between Pixelworks, Inc. and Hans H. Olsen. +

10.2	Offer Letter, dated June 22, 2007, between Pixelworks, Inc. and Steven L. Moore. +

10.3	Severance Agreement, dated June 22, 2007, between Pixelworks, Inc. and Steven L. Moore. +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: August 9, 2007	/s/ Steven L. Moore

Steven L. Moore
Vice President, Finance, Chief Financial
Officer and Treasurer