Form 10-Q
period 2007-09-30
PIXELWORKS, INC
filed 2007-11-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 31, 2007: 46,366,623.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$73,643	$63,095
Short-term marketable securities	35,933	53,985
Accounts receivable, net	8,669	9,315
Inventories, net	15,512	13,809
Prepaid expenses and other current assets	2,800	6,374

Total current assets	136,557	146,578

Long-term marketable securities	11,146	17,504
Property and equipment, net	13,254	21,931
Other assets, net	7,525	9,287
Debt issuance costs, net	2,426	2,922
Acquired intangible assets, net	7,165	9,549

Total assets	$178,073	$207,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,159	$8,093
Accrued liabilities and current portion of long-term liabilities	16,106	19,319
Current portion of income taxes payable	681	10,997

Total current liabilities	23,946	38,409

Long-term liabilities, net of current portion	2,319	7,414
Income taxes payable, net of current portion	9,904	—
Long-term debt	140,000	140,000

Total liabilities	176,169	185,823

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	336,676	331,567
Shares exchangeable into common stock	114	450
Accumulated other comprehensive loss	(4,039)	(3,693)
Accumulated deficit	(330,847)	(306,376)

Total shareholders’ equity	1,904	21,948

Total liabilities and shareholders’ equity	$178,073	$207,771

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue, net	$28,133	$36,309	$79,010	$103,778
Cost of revenue (1)	16,025	22,694	45,447	87,059

Gross profit	12,108	13,615	33,563	16,719

Operating expenses:
Research and development (2)	8,962	13,981	30,612	43,974
Selling, general and administrative (3)	5,697	8,391	20,235	26,884
Restructuring	1,645	1,858	7,048	2,751
Amortization of acquired intangible assets	89	90	269	513
Impairment loss on goodwill	—	—	—	133,739
Impairment loss on acquired intangible assets	—	—	—	1,753

Total operating expenses	16,393	24,320	58,164	209,614

Loss from operations	(4,285)	(10,705)	(24,601)	(192,895)

Interest income	1,454	1,521	4,425	4,241
Interest expense	(658)	(667)	(2,003)	(2,041)
Amortization of debt issuance costs	(165)	(166)	(496)	(502)
Gain on repurchase of long-term debt, net	—	—	—	3,009

Interest and other income, net	631	688	1,926	4,707

Loss before income taxes	(3,654)	(10,017)	(22,675)	(188,188)

Provision for income taxes	775	87	1,796	540

Net loss	$(4,429)	$(10,104)	$(24,471)	$(188,728)

Net loss per share — basic and diluted	$(0.09)	$(0.21)	$(0.50)	$(3.92)

Weighted averages shares outstanding — basic and diluted	48,921	48,414	48,853	48,175

(1) Includes:
Amortization of acquired developed technology	$705	$705	$2,115	$3,382
Restructuring	11	—	147	—
Stock-based compensation	22	43	70	162
Impairment loss on acquired developed technology	—	—	—	21,330
Amortization of acquired inventory mark-up	—	—	—	26
(2) Includes stock-based compensation	538	831	1,718	3,088
(3) Includes stock-based compensation	684	1,325	2,633	4,172
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(24,471)	$(188,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,982	13,430
Stock-based compensation	4,421	7,422
Amortization of acquired intangible assets	2,384	3,895
Write off of certain assets related to restructuring	679	227
Amortization of debt issuance costs	496	502
Deferred income tax expense	420	—
Accretion on short- and long-term marketable securities	(320)	(140)
Loss on asset disposals	210	99
Other	41	41
Impairment losses on goodwill and intangible assets	—	156,822
Gain on repurchase of long-term debt, net	—	(3,009)
Changes in operating assets and liabilities:
Accounts receivable, net	646	4,286
Inventories, net	(1,703)	11,863
Prepaid expenses and other current and long-term assets, net	3,326	2,364
Accounts payable	(934)	(860)
Accrued current and long-term liabilities	(1,822)	1,796
Income taxes payable	(412)	302

Net cash provided by (used in) operating activities	(6,057)	10,312

Cash flows from investing activities:
Proceeds from maturities of marketable securities	51,251	32,382
Purchases of marketable securities	(27,837)	(30,306)
Payments on asset financings	(6,130)	(14,164)
Purchases of property and equipment	(2,027)	(4,511)
Proceeds from sales of marketable securities	970	—
Proceeds from sales of property and equipment	26	—
Purchases of other assets	—	(278)

Net cash provided by (used in) investing activities	16,253	(16,877)

Cash flows from financing activities:
Proceeds from issuances of common stock	352	1,396
Repurchase of long-term debt	—	(6,800)

Net cash provided by (used in) financing activities	352	(5,404)

Net change in cash and cash equivalents	10,548	(11,969)
Cash and cash equivalents, beginning of period	63,095	68,604

Cash and cash equivalents, end of period	$73,643	$56,635

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (“Pixelworks” or the “Company”) is an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry. At the core of our technology are unique techniques for intelligently processing signals on a pixel-by-pixel basis that result in images optimized for a variety of digital displays, including multimedia projectors and advanced televisions. Our flexible design architecture enables our technology to produce high image quality in our customers’ display products in a range of solutions, including system-on-chip integrated circuits (“ICs”) and co-processor ICs. We are headquartered in Tualatin, Oregon, with design centers in Shanghai, China and San Jose, California.
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
The financial information included herein for the three and nine month periods ended September 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2006 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 12, 2007, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2007.
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
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of September 30, 2007 and December 31, 2006, all of our short- and long-term marketable securities are classified as available-for-sale.
Unrealized holding losses on short- and long-term available-for-sale securities, net of tax, were $15 and $3,976, respectively, as of September 30, 2007 and $34 and $3,611, respectively, as of December 31, 2006. These unrealized holding losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, in the condensed consolidated balance sheets. We have determined that as of September 30, 2007, gross unrealized losses on our marketable securities were temporary based primarily on our ability to hold the investments until recovery.
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

	September 30,	December 31,
	2007	2006
Accounts receivable, gross	$9,256	$9,515
Less: allowance for doubtful accounts	(587)	(200)

Accounts receivable, net	$8,669	$9,315

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$200	$212
Provision	483	—
Recoveries	(96)	(12)

Balance at end of period	$587	$200

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Inventories, net consists of the following:

	September 30,	December 31,
	2007	2006
Finished goods	$12,838	$13,260
Work-in-process	9,499	6,499

	22,337	19,759
Less: reserve for slow-moving and obsolete items	(6,825)	(5,950)

Inventory, net	$15,512	$13,809

The following is the change in our reserve for slow-moving and obsolete items:

	Nine Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$5,950	$1,396
Provision	3,834	5,369
Usage:
Sales	(1,408)	(338)
Scrap	(1,551)	(1,247)

Total usage	(2,959)	(1,585)

Balance at end of period	$6,825	$5,180

While we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at September 30, 2007 based upon our forecast and backlog, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2007	2006
Gross carrying amount	$66,196	$65,925
Less: accumulated depreciation and amortization	(52,942)	(43,994)

Property and equipment, net	$13,254	$21,931

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	September 30,	December 31,
	2007	2006
Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859
Accumulated amortization:
Developed technology	(12,259)	(10,144)
Customer relationships	(1,435)	(1,166)

	(13,694)	(11,310)

Acquired intangible assets, net	$7,165	$9,549

In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired as a result of our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005 with our advanced television technology product developments and no longer pursuing stand-alone advanced media processor markets. As a result, we recorded impairment losses on the developed technology, customer relationships and trademark intangible assets acquired from Equator in the first quarter of 2006. The impairment loss of $23,083 is included in our statement of operations for the nine months ended September 30, 2006, of which $21,330 is related to developed technology and is included in cost of revenue.
Estimated future amortization of acquired intangible assets is as follows:

Three Months Ending December 31:
2007	$795
Year Ending December 31:
2008	2,984
2009	2,336
2010	1,050

$7,165

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

	September 30,	December 31,
	2007	2006
Current portion of accrued liabilities for asset financings	$5,871	$7,733
Accrued payroll and related liabilities	5,134	6,130
Accrued interest payable	1,014	399
Reserve for warranty returns	906	662
Current portion of accrued remaining lease payments	688	762
Accrued commissions and royalties	495	693
Reserve for sales returns and allowances	175	479
Other	1,823	2,461

	$16,106	$19,319

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Nine Months Ended
	September 30,
	2007	2006
Reserve for warranty returns:
Balance at beginning of period	$662	$577
Provision	1,203	880
Product returns	(959)	(754)

Balance at end of period	$906	$703

Reserve for sales returns and allowances:
Balance at beginning of period	$479	$237
Provision	111	287
Product returns	(415)	(317)

Balance at end of period	$175	$207

Long-Term Debt
As of September 30, 2007, we have $140,000 of convertible subordinated debentures (the “debentures”) outstanding. The debentures are due in 2024 and bear interest at a rate of 1.75% per annum, payable on May 15th and November 15th of each year.
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
In February 2006, we repurchased in the open market, and retired, $10,000 of our outstanding debentures for $6,800. We recognized a gain on the repurchase of $3,200 which is included in other income in our consolidated statement of operations for the nine months ended September 30, 2006, net of a $191 write-off of debt issuance costs.
Shareholders’ Equity
In September 2007, the Board of Directors approved a stock repurchase program, under which the Company may purchase up to $10,000 of our outstanding common stock over the twelve month period ending September 30, 2008. The stock repurchase program is discretionary and subject to market conditions and other factors. From October 1, 2007 through October 31, 2007, the Company repurchased 2,613,800 shares for $3,135. The Company made no such purchase in September 2007.
NOTE 3: RESTRUCTURING PLANS
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology that we acquired from Equator with our advanced television technology product developments and no longer pursuing stand-alone advanced media processor markets.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This additional plan includes further consolidation of our operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
The following is a summary of restructuring expense incurred during the nine months ended September 30, 2007 and the cumulative amount incurred through September 30, 2007:

		Cumulative
	Nine Months	Amount
	Ended	Incurred To
	September 30,	September 30,
	2007	2007
Cost of revenue — restructuring:
Termination and retention benefits	$147	$194
Licensed technology and tooling write-offs	—	2,072

	147	2,266

Operating expenses — restructuring:
Termination and retention benefits	4,524	7,258
Licensed technology, software and other asset write offs	922	9,412
Consolidation of leased space	1,420	3,512
Other	182	182

	7,048	20,364

Total restructuring expense	$7,195	$22,630

     The following is a rollforward of the accrued liabilities related to the restructurings for the nine months ended September 30, 2007:

	Balance as of			Balance as of
	December 31,			September 30,
	2006	Expensed	Payments	2007
Termination and retention benefits	$1,193	$4,671	$(4,010)	$1,854
Consolidation of leased space	1,524	1,420	(1,842)	1,102

Total	$2,717	$6,091	$(5,852)	$2,956

As we continue implementing the restructuring plan announced in November 2006, we expect to incur additional restructuring charges over the remainder of 2007 and into 2008, consisting mostly of costs related to termination and retention benefits and consolidation of leased space.
NOTE 4: INCOME TAXES
Income tax expense for the three and nine month periods ended September 30, 2007 and 2006 was recorded for continuing operations in profitable, cost-plus foreign jurisdictions, and contingent amounts related to potential tax exposures in foreign jurisdictions.
As of September 30, 2007, we have recorded a valuation allowance against substantially all of our deferred tax assets as we cannot conclude that it is more likely than not that we will be able to realize the benefit of these assets.

On January 1, 2007, we adopted FIN 48. As a result, we conducted a comprehensive review of our uncertain tax positions. We did not record any adjustment to retained earnings as a result of this analysis. As of January 1, 2007, the amount of our uncertain tax positions was a liability of $10,490. As of September 30, 2007, the amount of our uncertain tax positions is a liability of $10,463.
The following is a rollforward of our liability for uncertain tax positions and interest and penalties for the nine months ended September 30, 2007:

Uncertain tax positions:
Balance as of December 31, 2006	$8,743
Accrual for positions taken in a prior year	480
Settlements	(738)

Balance as of September 30, 2007	$8,485

Interest and penalties:
Balance as of December 31, 2006	$1,747
Accrual for positions taken in a prior year	333
Settlements	(102)

Balance as of September 30, 2007	$1,978

We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.
As of January 1, 2007, we were subject to income tax examination for the years 2003 through 2005 in a single foreign jurisdiction. As of September 30, 2007, this examination is closed.
If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We anticipate that we will continue to accrue interest, penalties and contingent tax amounts related to these uncertain tax positions during 2007. We do not anticipate any further reductions to the amounts accrued during 2007.
NOTE 5: COMPREHENSIVE LOSS
Total comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(4,429)	$(10,104)	$(24,471)	$(188,728)
Unrealized loss on available-for-sale investments, net of tax	(797)	(491)	(346)	(192)

Total comprehensive loss	$(5,226)	$(10,595)	$(24,817)	$(188,920)

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
The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive because of our net loss position for the periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	5,727,363	8,557,964	6,135,867	8,869,023
Conversion of debentures	5,748,778	5,748,778	5,748,778	5,814,208
Unvested stock awards	141,575	—	80,174	—
Net loss and weighted average shares used in the calculation of diluted net loss per share were the same as net loss and weighted average shares used in the calculation of basic net loss per share for the three and nine month periods ended September 30, 2007 and 2006.
NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2007	2006
Cash paid during the period for:
Interest	$1,388	$1,383
Income taxes	101	58

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$395	$5,451
Tenant improvement allowances received	—	1,002

NOTE 8: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Japan	$15,490	$17,425	$43,684	$44,359
Taiwan	3,653	5,604	9,476	14,737
Korea	2,108	2,005	6,386	9,948
China	2,014	5,887	4,837	13,556
Europe	1,583	1,704	4,650	6,830
U.S.	1,178	1,235	3,700	4,842
Other	2,107	2,449	6,277	9,506

	$28,133	$36,309	$79,010	$103,778

Significant Customers
Sales to distributors represented 52% and 54% of total revenue for the three months ended September 30, 2007 and 2006, respectively, and 57% and 49% for the nine months ended September 30, 2007 and 2006, respectively. One distributor accounted for more than 10% of total revenue for the three and nine month periods ended September 30, 2007 and 2006. This distributor represented 29% and 28% of revenue for the three months ended September 30, 2007 and 2006, respectively, and 32% and 25% for the nine months ended September 30, 2007 and 2006, respectively.
End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 53% and 39% of revenue for the three months ended September 30, 2007 and 2006, respectively, and 47% and 38% for the nine months ended September 30, 2007 and 2006, respectively. One end customer accounted for more than 10% of total revenue for the three and nine month periods September 30, 2007 and 2006. This end customer represented 25% and 16% of revenue for the three months ended September 30, 2007 and 2006, respectively, and 21% and 15% for the nine months ended September 30, 2007 and 2006, respectively.

The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	September 30,	December 31,
	2007	2006
Account A	23%	23%
Account B	23%	10%
Account C	5%	13%
Account D	4%	10%
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
NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to IP. Such indemnification provisions are accounted for in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The amount of the indemnification is generally limited to the amount paid by the customer. As of September 30, 2007, we have not incurred any material liabilities arising from these indemnification obligations, however in the future, such obligations could immediately impact our results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “targets,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should” and variations of such words, and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, without limitation, the risks and uncertainties in Part II, Item 1A, under “Risk Factors”. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or modify one or more forward-looking statements, you should not conclude that we will make additional updates or modifications with respect thereto or with respect to other forward-looking statements.
(Dollars in thousands, except per share data)
Overview
We are an innovative designer, developer and marketer of semiconductors and software that specializes in video and pixel processing for the advanced display industry. At the core of our technology are unique techniques for intelligently processing signals on a pixel-by-pixel basis that result in images optimized for a variety of digital displays, including multimedia projectors and advanced televisions. Our flexible design architecture enables our technology to produce high image quality in our customers’ display products in a range of solutions, including system-on-chip integrated circuits (“ICs”) and co-processor ICs.
We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China and Europe, and our manufacturers’ representatives support some of our European and Korean sales. Sales to distributors represented 52% and 54% of total revenue for the three months ended September 30, 2007 and 2006, respectively, and 57% and 49% for the nine months ended September 30, 2007 and 2006, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 53% and 39% of total revenue for the three months ended September 30, 2007 and 2006, respectively, and 47% and 38% for the nine months ended September 30, 2007 and 2006, respectively.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96% and 97% of total revenue for the three months ended September 30, 2007 and 2006, respectively, and 95% for the nine months ended September 30, 2007 and 2006. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All revenue to date has been denominated in U.S. dollars.
In April 2006, we initiated a restructuring plan to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology developments and we are no longer pursuing stand-alone advanced media processor markets. This focus and integration has resulted in lower compensation costs and has allowed us to consolidate and reduce office space.
In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. This plan includes further consolidation of our operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve our operating efficiency.
During the nine months ended September 30, 2007, we incurred expenses of $7,195 related to the restructuring plan announced in November 2006, which consists of costs associated with termination and retention benefits of $4,671 and the consolidation of leased space of $1,420, the write-off of certain assets of $922 and other expenses of $182. Through September 30, 2007, the cumulative amount incurred related to the restructuring plans announced in 2006 is $22,630, of which $2,266 is included in cost of revenue. As we continue implementing the restructuring plan announced in November 2006, we expect to incur additional restructuring charges through the end of 2007 and into 2008.
During the nine months ended September 30, 2006, we performed impairment analyses on goodwill and the intangible assets acquired from Equator. In the first quarter of 2006, we recorded an impairment loss of $23,083 on the acquired intangible assets. This impairment loss represented the excess of the carrying amount over the estimated fair value of the intangible assets. In the second quarter of 2006, we recorded an impairment loss of $133,739 on goodwill. This impairment loss represented the excess carrying amount of the goodwill over the implied fair value of the goodwill.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when an authorized purchase order has been received, title and risk of loss have transferred, the sales price is fixed or determinable, and collectibility of the receivable is reasonably assured. This generally occurs upon shipment of the product.
Sales Returns and Allowances. Our customers do not have a stated right to return product except for replacement of defective products under our warranty program discussed below. However, in the past, we have accepted customer returns on a case-by-case basis as customer accommodations. As a result, we provide for these potential returns in our reserve for sales returns and allowances. At the end of each reporting period, we estimate the reserve for sales returns and allowances based on historical experience and knowledge of any applicable events or transactions.
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
At the end of each reporting period, we estimate the reserve for warranty returns based on historical experience and knowledge of any applicable events or transactions. While we engage in extensive product quality programs and processes, which include actively monitoring and evaluating the quality of our suppliers, should actual product failure rates or product replacement costs differ from our estimates, revisions to the estimated warranty liability may be required.
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

Results of Operations
The following table sets forth certain financial data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Revenue, net	$28,133	100.0%	$36,309	100.0%	$79,010	100.0%	$103,778	100.0%
Cost of revenue	16,025	57.0	22,694	62.5	45,447	57.5	87,059	83.9

Gross profit	12,108	43.0	13,615	37.5	33,563	42.5	16,719	16.1

Operating expenses:
Research and development	8,962	31.9	13,981	38.5	30,612	38.7	43,974	42.4
Selling, general and administrative	5,697	20.3	8,391	23.1	20,235	25.6	26,884	25.9
Restructuring	1,645	5.8	1,858	5.1	7,048	8.9	2,751	2.7
Amortization of acquired intangible assets	89	0.3	90	0.2	269	0.3	513	0.5
Impairment loss on goodwill	—	—	—	—	—	—	133,739	128.9
Impairment loss on acquired intangible assets	—	—	—	—	—	—	1,753	1.7

Total operating expenses	16,393	58.3	24,320	67.0	58,164	73.6	209,614	202.0

Loss from operations	(4,285)	(15.2)	(10,705)	(29.5)	(24,601)	(31.1)	(192,895)	(185.9)

Interest income	1,454	5.2	1,521	4.2	4,425	5.6	4,241	4.1
Interest expense	(658)	(2.3)	(667)	(1.8)	(2,003)	(2.5)	(2,041)	(2.0)
Amortization of debt issuance costs	(165)	(0.6)	(166)	(0.5)	(496)	(0.6)	(502)	(0.5)
Gain on repurchase of long-term debt, net	—	—	—	—	—	—	3,009	2.9

Interest and other income, net	631	2.2	688	1.9	1,926	2.4	4,707	4.5

Loss before income taxes	(3,654)	(13.0)	(10,017)	(27.6)	(22,675)	(28.7)	(188,188)	(181.3)

Provision for income taxes	775	2.8	87	0.2	1,796	2.3	540	0.5

Net loss	$(4,429)	(15.7)%	$(10,104)	(27.8)%	$(24,471)	(31.0)%	$(188,728)	(181.9)%

Percentages may not add due to rounding.
Revenue, Net
Revenue decreased $8,176, or 23%, in the third quarter of 2007 compared to the third quarter of 2006. This decrease resulted from a decrease in units sold of 32%, partially offset by an increase in average selling prices (“ASP”) of 13%. Revenue decreased $24,768, or 24%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease resulted from a decrease in units sold of 31%, partially offset by an increase in ASP of 11%.

Revenue by market was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Multimedia projector	$16,466	59%	$16,808	46%	$42,686	54%	$45,267	44%
Advanced television	5,515	20%	12,550	35%	15,738	20%	34,648	33%
Advanced media processor	3,790	13%	3,719	10%	12,373	16%	13,788	13%
LCD monitor, panel and other	2,362	8%	3,232	9%	8,213	10%	10,075	10%

	$28,133	100%	$36,309	100%	$79,010	100%	$103,778	100%

Multimedia Projector
Multimedia projector revenue decreased 2% and 6% in the three and nine month periods ended September 30, 2007, respectively, relative to the comparable periods of 2006. These decreases were driven by a decrease in units sold of 3%, partially offset by an increase in ASP of 1%, in the third quarter of 2007 compared to the third quarter of 2006 and a decrease in units sold of 9%, partially offset by an increase in ASP of 3%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decreases in units sold are primarily due to product integration, which resulted in increased sales of our one-chip solutions rather than our two-chip solutions.
We expect revenue from the multimedia projector market for the fourth quarter of 2007 to be down approximately 9% to 12% from the third quarter of 2007.
Advanced Television
Advanced television revenue decreased 56% and 55% in the three and nine month periods ended September 30, 2007, respectively, relative to the comparable periods of 2006. These decreases were driven by decreases in units sold of 53% and ASP of 6% in the third quarter of 2007 compared to the third quarter of 2006, and decreases in units sold of 53% and ASP of 4% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decreases in units sold resulted from our decision to shift focus away from the commodity system-on-chip advanced television market. In our new strategy, our intellectual property is designed to improve video performance of any image processor by serving as a co-processor integrated circuit for the large screen, high resolution, high quality segment of the market.
We expect revenue from the advanced television market for the fourth quarter of 2007 to be down approximately 27% to 36% from the third quarter.
Advanced Media Processor
Revenue from the advanced media processor market increased 2% and decreased 10% in the three and nine month periods ended September 30, 2007, respectively, relative to the comparable periods of 2006. The increase in the third quarter of 2007 compared to the third quarter of 2006 was driven by increases in units sold of 43%, partially offset by a decrease in ASP of 29%, while the decrease in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was driven by a decrease in ASP of 17%, partially offset by an increase in units sold of 8%.

In April 2006, we initiated a restructuring plan whereby we integrated the IPTV technology that we acquired from Equator with our advanced television technology developments. While we are continuing to provide customers with existing products, we are no longer pursuing stand-alone advanced media processor markets that are not core to our business. Accordingly, we expect to see revenue from this market decrease over time as customers migrate to next generation designs from other suppliers.
Due to the timing of customer demand, we expect fourth quarter 2007 revenue from this market to be up 5% to 18% from the third quarter.
LCD Monitor, Panel and Other
LCD monitor, panel and other revenue decreased 27% and 18% in the three and nine month periods ended September 30, 2007, respectively, relative to the comparable period of 2006. The decrease in the third quarter of 2007 compared to the third quarter of 2006 is due to decreases in units sold of 28% and ASP of 1%. Units sold decreased 12% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, and ASP decreased 7% in the nine months ended September 30, 2007 compared to the nine months ended September 20, 2006. The decreases in units sold resulted from our decision to no longer focus development efforts on these markets.
While we have decided to no longer focus development efforts on these markets, we expect LCD monitor, panel and other revenue for the fourth quarter of 2007 to be up approximately 25% to 46% from the third quarter of 2007 due to the timing of shipments of end of life products and to the irregular customer demand for our products in these market.
Cost of Revenue and Gross Profit
Cost of revenue includes purchased materials, assembly, test, labor, warranty expense, royalties, provisions for slow-moving and obsolete inventory, restructuring charges and non-cash expenses for stock-based compensation and amortization of acquired intangible assets.
Gross profit margin in the third quarter of 2007 was 43.0%, compared to gross profit margin of 37.5% in the third quarter of 2006 and 42.5% in the nine months ended September 30, 2007 compared to 16.1% in the nine months ended September 30, 2006.
The increase in gross profit margin in the third quarter of 2007 compared to the third quarter of 2006 resulted primarily from the overall increase in ASP combined with reduced product costs and decreases in the provision for slow-moving and obsolete inventory. During 2006, we experienced an increase in the provision for slow-moving and obsolete inventory primarily due to regulations imposed by the European Union’s Restriction of Hazardous Substance Directive, which prevents us from selling parts containing specific hazardous substances such as lead to our European customers.
The increase in gross profit margin in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from the recognition of an impairment loss on acquired developed technology of $21,330 in 2006. Additionally, the overall increase in ASP combined with reduced product costs and decreases in the provision for slow-moving and obsolete inventory, charges for custom production materials never utilized, warranty expense and amortization of acquired developed technology all contributed to the increase in gross profit margin in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Estimated amortization of acquired developed technology is $705 for the three months ending December 31, 2007, and $2,820, $2,336 and $1,050 for the years ending December 31, 2008, 2009 and 2010, respectively.
We expect our gross profit margin to be between 41.5% and 43.5% in the fourth quarter of 2007.
Research and Development
Research and development expense includes compensation and related costs for personnel, depreciation and amortization, expensed equipment, fees for outside services and non-recurring engineering, and information technology and facilities allocations.
Research and development expense decreased $5,019, or 36%, in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the following:
•	Outside services and non-recurring engineering and development expenses decreased $1,303 as a result of our restructuring efforts, which are focused on reducing operating expenses;

•	Compensation expense decreased $1,091 due to fewer research and development personnel. As of September 30, 2007, we had 188 employees in research and development compared to 224 as of September 30, 2006. This decrease is a result of the restructuring efforts we initiated in April and November 2006;

•	Depreciation and amortization and expensed equipment decreased $1,222;

•	Facilities and information technology allocations decreased $671 due to decreased rent expense and fewer employees, both of which resulted from our restructuring efforts; and

•	Stock-based compensation expense decreased $293 as a result of the decrease in the number of employees.
Research and development expense decreased $13,362, or 30%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the following:
•	Compensation expense decreased $4,956 due to fewer research and development personnel;

•	Outside services and non-recurring engineering and development expenses decreased $3,510 as a result of our restructuring efforts;

•	Stock-based compensation expense decreased $1,370 as a result of the decrease in the number of employees;

•	Facilities and information technology allocations decreased $1,254 due to decreased rent expense and fewer employees, both of which resulted from our restructuring efforts; and

•	Depreciation and amortization and expensed equipment decreased $1,463.
As we continue to implement our November 2006 restructuring plan through the remainder of 2007, we expect to make investments in research and development in support of our new products, while at the same time identifying operating efficiencies and reducing expenditures where appropriate.

Selling, General and Administrative
Selling, general and administrative expense includes compensation and related costs for personnel, travel, outside services, sales commissions, information technology and facilities allocations, and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative functions.
Selling, general and administrative expense decreased $2,694, or 32%, in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the following:
•	Compensation expense decreased $1,136 due to fewer selling, general and administrative personnel. As of September 30, 2007, we had 85 employees in sales and marketing and administrative functions compared to 180 as of September 30, 2006. This decrease is due to the restructuring efforts we initiated in April and November 2006;

•	Stock-based compensation expense decreased $641 as a result of the decrease in the number of employees;

•	Trade show and travel and entertainment expenses decreased $364; and

•	Facilities and information technology allocations decreased $186 due to decreased rent expense and fewer employees, both of which resulted from our restructuring efforts.
Selling, general and administrative expense decreased $6,649, or 25%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to the following:
•	Compensation expense decreased $2,577 due to fewer selling, general and administrative personnel;

•	Stock-based compensation expense decreased $1,539 as a result of the decrease in the number of employees;

•	Sales commissions decreased $458 as a result of the overall decrease in revenue;

•	Trade show and travel and entertainment expenses decreased $617;

•	Facilities and information technology allocations decreased $378 due to decreased rent expense and fewer employees, both which resulted from our restructuring efforts; and

•	Depreciation and amortization expense decreased $293.
As we continue to implement our November 2006 restructuring plan through the remainder of 2007, we expect to make investments in selling, general and administrative infrastructure to support the scalability of our business, while at the same time identifying operating efficiencies and reducing expenditures where appropriate.

Restructuring
As a result of the restructuring plans announced in 2006, we recognized restructuring expenses of $1,645 and $1,858 in the third quarter of 2007 and 2006, respectively, and $7,048 and $2,751 in the nine month periods ended September 30, 2007 and 2006, respectively. The cumulative restructuring charges incurred through September 30, 2007 related to these restructuring plans consist of termination and retention benefits of $7,452, the write-off of certain assets of $11,484, costs related to the consolidation of leased space of $3,512 and other of $182, of which, $2,266 is classified in cost of sales. As of September 30, 2007, we have accrued restructuring expenses of approximately $2,956 in our condensed consolidated balance sheet, consisting of termination and retention benefits payable of $1,854 and lease consolidation costs of $1,102.
As we continue implementing the November 2006 restructuring plan, we expect to incur additional restructuring charges through the end of 2007 and into 2008, consisting primarily of costs related to termination and retention benefits and the consolidation of leased space.
Amortization of Acquired Intangible Assets
We recorded a customer relationship intangible asset and a trademark intangible asset in connection with the acquisition of Equator in June 2005. Amortization of acquired intangible assets consists of the amortization of the customer relationship asset in 2007, and amortization of the customer relationship and trademark assets in 2006. Estimated amortization of the customer relationship asset is $90 for the three months ending December 31, 2007 and $164 for the year ending December 31, 2008.
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
Interest and Other Income, Net
Interest and other income, net includes interest income earned on cash equivalents and short- and long-term marketable securities, interest expense related to our 1.75% long-term debt, amortization of the debt issuance costs, and a gain on the repurchase of long-term debt in 2006.
Interest and other income, net decreased $57, or 8%, in the third quarter of 2007 compared to the third quarter of 2006. This decrease is primarily due to a decrease in interest income of $67, or 4%, which resulted from a decrease in our average cash and cash equivalents and short- and long-term marketable securities balances during the third quarter of 2007 compared to the third quarter of 2006, partially offset by a slight increase in interest rates.

Interest and other income, net decreased $2,781, or 59%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease is primarily due to the recognition of a gain of $3,009 in the first quarter of 2006 related to the repurchase of $10,000 of our 1.75% outstanding debentures, offset by an increase in interest income of $184, or 4%, which resulted from an increase in interest rates, partially offset by a decrease in our average cash and cash equivalents and short- and long-term marketable securities balances during the nine months ended September 30, 2007 compared to the comparable period of 2006.
Provision for Income Taxes
The provision for income taxes was $775 and $1,796 for the three and nine month periods ended September 30, 2007, respectively, and $87 and $540 for the three and nine month periods ended September 30, 2006, respectively. The effective tax rate differs from the federal statutory rate primarily due to the generation of net operating losses and federal, state and foreign tax credit carryforwards, offset by the establishment of a valuation allowance against such losses and carryforwards, as well as current taxes payable in profitable foreign jurisdictions and contingent amounts recorded for potential exposures in foreign jurisdictions.
Liquidity and Capital Resources
Cash and Cash Equivalents and Short- and Long-term Marketable Securities
As of September 30, 2007, we had cash and cash equivalents of $73,643, short- and long-term marketable securities of $47,079 and working capital of $112,611. Cash used in operating activities was $6,057 for the nine months ended September 30, 2007 compared to cash provided by operating activities of $10,312 for the nine months ended September 30, 2006. Cash used in operating activities during the nine months ended September 30, 2007 resulted primarily from the net loss incurred, excluding non-cash items, as well as an increase in inventory and a decrease in accrued current and long-term liabilities and accounts payable. Cash provided by operating activities during the nine months ended September 30, 2006 resulted primarily from decreases in accounts receivable and inventory balances, offset by the net loss incurred, excluding non-cash items.
Cash provided by investing activities was $16,253 for the nine months ended September 30, 2007 compared to cash used in investing activities of $16,877 for the nine months ended September 30, 2006. Cash provided by investing activities for the nine months ended September 30, 2007 consisted of proceeds from maturities and sales of marketable securities, partially offset by purchases of marketable securities, payments on asset financings, and purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2006 consisted of purchases of marketable securities, payments on asset financings, and purchases of property and equipment, partially offset by proceeds from maturities of marketable securities.
Cash provided by financing activities was $352 for the nine months ended September 30, 2007 compared to cash used in financing activities of $5,404 for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2007 consisted of proceeds from issuances of common stock under the Company’s stock option and employee stock purchase plans. Cash used in financing activities for the nine months ended September 30, 2006 included the repurchase of long-term debt, partially offset by proceeds from issuances of common stock under the Company’s stock option and employee stock purchase plans.
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
Accounts Receivable, Net
Accounts receivable, net decreased to $8,669 at September 30, 2007 from $9,315 at December 31, 2006. This decrease is primarily attributable to a decrease in revenue in the third quarter of 2007 compared to the fourth quarter of 2006. The average number of days sales outstanding was 28 at September 30, 2007 and December 31, 2006.
Inventories, Net
Inventories, net increased to $15,512 as of September 30, 2007 from $13,809 as of December 31, 2006. As a result of the increased inventory balance, inventory turnover on an annualized basis decreased to 3.8 times at September 30, 2007 from 4.9 times at December 31, 2006. As of September 30, 2007, this represents approximately 14 weeks of inventory on hand.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations for 2007 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 12, 2007. Obligations for 2007 and beyond have not changed materially as of September 30, 2007, except as presented below.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As of September 30, 2007, we have accrued uncertain tax positions of $10,463. We currently expect $559 to reverse in 2008 and it is unknown when the remaining positions will be resolved.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008. The provisions of SFAS 157 will be applied prospectively and we believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning January 1, 2008, with the provisions of SFAS 159 being applied prospectively. We believe that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as goods are delivered or services are performed. On a continuous basis, entities should evaluate whether they expect the goods or services to be rendered, and if not, the capitalized advance payment should be charged to expense in the period such determination is made. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We believe that the adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.
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
As of September 30, 2007, we had convertible subordinated debentures of $140,000 outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Item 4. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, these disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
(Dollars in thousands, except per share data)
Our new product strategy, which is targeted at markets demanding superior video and image quality, may not significantly lead to increased revenue or gross profit in a timely manner or at all, which could materially adversely affect our results of operations.
We have adopted a new product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in development of our ImageProcessor architecture for the projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we are shifting away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated chips (“IC”), to an approach designed to improve video performance of our customers’ image processors through the use of a single coprocessor IC. This approach is designed to address the needs of the large-screen, high-resolution, high-quality segment of the advanced television market. Additionally, we are focusing our research and development efforts on new areas beyond our traditional applications, including markets attempting to drive the convergence of television, media PCs, and internet television and video.
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
Phase one of our restructuring plans, announced in April 2006, was designed to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. The second phase, announced in November 2006, is designed to further reduce operating expenses. This plan included additional consolidation of our operations in order to achieve reduced compensation and rent expenses, while at the same time making critical infrastructure investments in people, process and information systems to improve efficiency.
Unforeseen circumstances may result in our not being able to obtain the full benefits of the restructuring plans, or our assumptions about the benefits of the plans may prove incorrect or inaccurate, leading to a reduced benefit. Therefore, we cannot assure you that future restructuring efforts will not be necessary, or whether the expected benefits from any future restructuring efforts will be attained.

We have incurred substantial indebtedness as a result of the sale of convertible debentures.
As of September 30, 2007, we have $140,000 of 1.75% convertible debentures outstanding. These debt obligations are due in 2024, although the holders of debentures have the right to require us to purchase all or a portion of the debentures on May 15, 2011, May 15, 2014 and May 15, 2019. We expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed by the terms of debentures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control.
These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures.
Additionally, one of the covenants of our debenture agreement can be interpreted such that if we are late with any of our required filings under the Securities Exchange Act of 1934, as amended (“1934 Act”), and if we fail to affect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, the Company has fewer employees to perform day-to-day controls, processes and activities and additionally, certain functions have been transferred to new employees who are not as familiar with our procedures. These changes increase the risk that we will be unable to make timely filings in accordance with the 1934 Act. Any resulting default under our debentures would have a material adverse effect on our cash position and operating results.
Because of the complex nature of our semiconductor designs and associated manufacturing processes and the rapid evolution of our customers’ product designs, we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenues.
The development of our semiconductors is highly complex. These complexities require us to employ advanced designs and manufacturing processes that are unproven. Many of our designs involve the development of new high-speed analog circuits that are difficult to simulate and require physical prototypes. The result can be longer and less predictable development cycles. Successful development and timely introduction of new or enhanced products depends on a number of other factors, including, but not limited to:
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
We will not always succeed in developing new products or product enhancements nor will we always do so in a timely manner. If we are unable to successfully develop and introduce products in a timely manner, our business and results of operations will be adversely affected. We have experienced increased development time and delays in introducing new products that have resulted in significantly less revenue than originally expected for those products. Acquisitions have significantly added to the complexity of our product development efforts as we must now coordinate very complex product development programs between multiple geographically dispersed locations. Restructuring plans have also significantly affected our product development efforts. We may not be successful in timely delivery of new products with reduced numbers of employees or with newer inexperienced employees. Any such failure could cause us to lose customers or potential customers, which would decrease our revenues.
If we do not achieve additional design wins in the future, our ability to grow will be seriously limited. Even if we achieve additional design wins in the future, we may not realize significant revenue from the design wins.
Our future success depends on developers of advanced display products designing our products into their systems. To achieve design wins, we must define and deliver cost-effective, innovative and integrated semiconductors. Once a supplier’s products have been designed into a system, the developer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure on our part to obtain additional design wins with leading branded manufacturers or integrators, and to successfully design, develop and introduce new products and product enhancements could seriously limit our ability to grow.
Additionally, achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer if that developer’s products are not commercially successful or if that developer chooses to qualify, or incorporate the products of, a second source, either of which may cause our revenues to decline.
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
Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing, and inventory and the time we generate revenues, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, product masks or other capitalized or deferred product-related costs that would negatively affect our operating results. For example, in 2005 and 2006, we invested significant amounts in research and development efforts for projects that were ultimately canceled and for which we will not realize any revenue.
The year ended December 31, 2004 was our only year of profitability since inception and we may be unable to achieve profitability in future periods.
The year ended December 31, 2004 was our first and only year of profitability since inception. Since then, we have incurred net losses. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Shared-Based Payments (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be accounted for at fair value and expensed over the service period. The adoption of SFAS 123R had, and will continue to have, a significant adverse impact on our operating results.
In April 2006, we initiated a restructuring plan designed to improve our breakeven point by reducing manufacturing overhead and operating expenses and focusing on our core business. In November 2006, we initiated an additional restructuring plan to further reduce operating expenses. We cannot be certain these plans will be successful or that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. If we are not profitable in the future, we may be unable to continue our operations.
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
Our quarterly operating results have varied from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products that are difficult or impossible to predict. Some of these factors are not in our control and any of them may cause our quarterly operating results or the price of our common stock to fluctuate. These factors include, but are not limited to:
•	demand for multimedia projectors and advanced televisions;

•	demand and timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors;

•	the deferral of or reduction in customer orders due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products;

•	changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product pricing, or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
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
To manage any future expansion efforts effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage any future expansion efforts effectively our operating expenses could increase more rapidly than our revenue, adversely affecting our financial condition and results of operations.
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
These and any future acquisitions and investments could result in any of the following:
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
The acquisition of Equator has not been as successful as we had anticipated. We acquired Equator for an aggregate purchase price of $118,116 and recorded, among other assets, $57,521 in goodwill, $36,800 in acquired developed technology and $4,200 in other acquired intangible assets. However, the Equator technology has not proven as useful as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $6,206 of the developed technology and $254 of the customer relationships intangible assets acquired from Equator remain on our consolidated balance sheet as of September 30, 2007 and only a few of the Equator employees remain employed by us. Additionally, while we are continuing to provide customers with existing products, we are no longer pursuing stand-alone advanced media processor markets that are not core to our business. We cannot assure you that any future acquisitions we make will be successful or will result in increased revenues or market share.
We may not be able to respond to the rapid technological changes in the markets in which we compete, or seek to compete, or we may not be able to comply with industry standards in the future, making our products less desirable or obsolete.
The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the introduction of high-definition television, which includes a variety of new formats, new video decoding technology, such as H.264 or Windows Media 9, new digital receivers and displays with higher resolutions, all of which have required us to accelerate development of new products to meet these new standards. Our failure to adequately respond to such technological changes could render our products obsolete or significantly decrease our revenues.
Because we do not have long-term commitments from our customers and plan purchases based on estimates of customer demand which may be inaccurate, we must contract for the manufacture of our products based on those potentially inaccurate estimates.
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, we have overestimated demand for certain inventory which led to relatively significant charges for obsolete inventory in 2006 and 2007. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.
Our dependence on selling to distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.
Selling to distributors and integrators reduces our ability to forecast sales accurately and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. Some of our products are sold to integrators, who integrate our products into a system that is then sold to an original equipment manufacturer, or OEM. This adds another layer between us and the ultimate source of demand for our products, the consumer. These arrangements require us to manage a complex supply chain and to monitor the financial condition and creditworthiness of our distributors, integrators and customers. They also make it more difficult for us to predict demand for our products. Our failure to manage one or more of these challenges could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products.
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
Our existing products incorporate complex software tools designed to help customers bring products into production. Software development is a complex process and we are dependent on software development languages and operating systems from vendors that may compromise our ability to design software in a timely manner. Also, software development is a volatile market and new software languages introduced to the market may be incompatible with our existing systems and tools. New software development languages may not be compatible with our own, requiring significant engineering efforts to migrate our existing systems in order to be compatible with those new languages. Existing or new software development tools could make our current products obsolete or hard to use. Software development disruptions could slow our product development or cause us to lose customers and design wins.
Our products could become obsolete if necessary licenses of third-party technology are not available to us or are only available on terms that are not commercially viable.
We license technology from third parties that is incorporated into our products or product enhancements. We currently have access to certain key technology, owned by independent third parties, through license agreements. In the event of a change in control at the licensor, it may become difficult to retain access to such licensed technology. Future products or product enhancements may require additional third-party licenses that may not be available to us or may not be available on terms that are commercially reasonable. If we are unable to obtain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to selected customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. Currently, we hold 67 patents and have 86 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
We may become subject to claims involving patents or other IP rights. IP claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, IP claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Any IP litigation or claims also could force us to do one or more of the following:
•	stop selling products using technology that contains the allegedly infringing IP;

•	attempt to obtain a license to the relevant IP, which may not be available on reasonable terms or at all;

•	attempt to redesign those products that contain the allegedly infringing IP; or

•	pay damages for past infringement claims that are determined to be valid or which are arrived at in settlement of such litigation or threatened litigation.
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
Defective products can be caused by design or manufacturing difficulties. Therefore, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products.
Despite testing by both our customers and us, errors or performance problems may be found in existing or new semiconductors and software. Failure to achieve defect-free products may result in increased costs and delays in the availability of our products. Additionally, customers could seek damages from us for their losses and shipments of defective products may harm our reputation with our customers.
We have experienced field failures of our semiconductors in certain customer system applications that required us to institute additional testing. As a result of these field failures, we incurred warranty costs due to customers returning potentially affected products. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipments of defective products could cause us to lose customers or incur significant replacement costs, either of which would harm our business.
Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to shortages based on capacity allocation or low manufacturing yield, errors in manufacturing, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenues.
We contract with third-party foundries for wafer fabrication and other manufacturers for assembly and testing of our products. We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our contract manufacturers increase prices charged to produce our products with little notice. If the prices charged by our contract manufacturers increases we will be required to increase our prices, which could harm our competitiveness.
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
We are building many of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields would result in higher product costs, which could make our products uncompetitive if we increased our prices or could result in low gross profit margins if we did not increase our prices.
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
Shortages of components and other materials that are critical to the design and manufacture of our customers’ products could limit our sales. These components include display components, analog-to-digital converters, digital receivers and video decoders.
Our future success depends upon the continued services of key personnel, many of whom would be difficult to replace and the loss of one or more of these employees could seriously harm our business by delaying product development.
We believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. Because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenues and business could be seriously harmed.
We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Currently, this risk has increased as we implement restructuring plans to consolidate several of our operating sites and transition key processes and technical expertise to our Shanghai, China design center. For example, in the last twelve months we have been or are in the process of replacing certain officers of the Company, including the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and Vice President of Sales, as we change the strategic direction of the Company and consolidate into a smaller number of operating sites. In addition, during 2006, we experienced difficulties hiring and retaining qualified engineers in our Shanghai design center.
Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees, officers and directors.
We have historically used stock options and other forms of share-based payment awards as key components of our total compensation program in order to retain employees and directors and provide competitive compensation and benefit packages. In accordance with SFAS 123R, we began recording charges to earnings for share-based payments in the first quarter of 2006. As a result, we have incurred and will continue to incur increased compensation costs associated with our share-based programs, making it more expensive for us to grant share-based payment awards to employees, officers and directors in the future. We continually review our equity compensation strategy in light of current regulatory and competitive environments and consider changes to the program as appropriate. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an employee stock purchase plan, we may decide to incur cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 52% and 57% of total revenue for the three and nine month periods ended September 30, 2007, respectively, and 52% and 46% for the years ended December 31, 2006 and 2005, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 29% and 32% of total revenue for the three and nine month periods ended September 30, 2007, respectively, and 26% and 22% for the years ended December 31, 2006 and 2005, respectively. Revenue attributable to our top five end customers represented 53% and 47% of total revenue for the three and nine month periods ended September 30, 2007, respectively, and 39% and 34% for the years ended December 31, 2006 and 2005, respectively.
A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor, or to use its own internally-developed semiconductors, would significantly impact our revenue.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of September 30, 2007 and December 31, 2006, we had two and four customers, respectively, that each represented 10% or more of accounts receivable. The failure of these customers to pay these balances or any other customer to pay future outstanding balances would result in an operating expense and reduce our cash flows.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96% and 95% of total revenue for the three and nine month periods ended September 30, 2007, respectively, and 96% of total revenue for the years ended December 31, 2006 and 2005. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations such as the devaluation in the currencies of Japan, People’s Republic of China (“PRC”), Taiwan or Korea that could result in an increase in our operating expenses and cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	reduced or limited protection of our IP, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit;

•	increased risk of internal control weaknesses for key processes transferred to our Asian operations;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting outstanding accounts receivable balances.
Our presence and investment within the Peoples Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial, and potentially increasing, portion of our products are manufactured by foundries located in the PRC. In addition, approximately 54% of our employees are located in this area and we have an investment of $10,000 in SMIC, located in Shanghai, China. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region, and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operations. For example, during 2006 the European Parliament enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. In 2006, we incurred increased inventory provisions as a result of the enactment of RoHS, which adversely affected our gross profit margin. Additionally during 2006, the European Parliament enacted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have, and will continue to, work with our suppliers and customers to ensure that our products are compliant with the RoHS and WEEE Directives. Failure to comply with such legislation could result in customers refusing to purchase our products and could subject us to significant monetary penalties in connection with a violation, both of which would have a materially adverse effect on our business, financial condition and results of operations. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes.
Risks Related to Our Industry
Failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.
Our product development strategies anticipate that consumer demand for multimedia projectors, advanced televisions and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Under-capacity in the advanced display market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.
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
We compete with specialized and diversified electronics and semiconductor companies. Some of these include AMD/ATI, nVidia, Texas Instruments, Broadcom, Genesis Microchip, I-Chips, ITE, JEPICO Corp., NXP Semiconductor, Macronix, Mediatek, Micronas, MStar Semiconductor, Inc., Realtek, Renesas Technology, Sigma Designs, Silicon Image, Silicon Optix, STMicroelectronics, Sunplus Technology, Techwell, Topro, Trident, Trumpion, Weltrend, Zoran and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel, LG Electronics, Matsushita Electric Industrial, Mitsubishi, National Semiconductor, NEC, Samsung Electronics, Sanyo Electric Company, Sharp Corporation, Sony Corporation and Toshiba Corporation. In addition, start-up companies may seek to compete in our markets. Many of our competitors have longer operating histories and greater resources to support development and marketing efforts. Some of our competitors may operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality semiconductors to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.
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
Investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:
•	actual or anticipated fluctuations in our operating results;

•	actual reduction in our operating results due to the adoption of SFAS 123R on January 1, 2006, which requires the expensing of stock options;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards or acquisitions;

•	the operating and stock price performance of other comparable companies;

•	announcements of future expectations by our customers;

•	changes in market valuations of other technology companies; and

•	inconsistent trading volume levels of our common stock.
The stock prices of technology companies similar to Pixelworks have been highly volatile. Market fluctuations as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance.
In addition, over the past nine months, our common stock has traded at or below $2 per share and traded below $1 per share for portions of the third quarter of 2007. If our common stock again trades below $1 per share, we may not satisfy the minimum listing standards of the NASDAQ Global Market, and may become subject to delisting. The delisting of our common stock would significantly disrupt the ability of investors to trade our securities and would significantly affect the value and liquidity of our securities. Delisting may also preclude us from using certain state securities laws exemptions, which could make it more difficult and expensive for us to raise capital in the future.
We may be unable to meet our future capital requirements, which would limit our ability to grow.
As of September 30, 2007, we have $140,000 of unsecured convertible bonds outstanding that have a put date of May 15, 2011, with $120,722 in cash and marketable securities, resulting in a net cash deficit position. Additionally, during the fourth quarter of 2007, we implemented a stock repurchase program under which we may purchase up to $10,000 of our common stock through September 30, 2008. While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next 12 months, we cannot assure you that we will be able to generate sufficient cash flows from operations in the future to refinance or service the potential put option on the convertible bonds. We may need, or could elect to seek, additional funding prior to that time through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Furthermore, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.
Continued compliance with new regulatory and accounting requirements will be challenging and will require significant resources.
We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission rules and regulations and NASDAQ Global Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting. The process of documenting and testing our control over financial reporting has required that we hire additional personnel and outside services and has resulted in additional accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. In addition, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.
As part of our restructuring efforts to reduce operating expenses and to support migrating engineering design capability to Asia, we have transitioned key finance and information technology infrastructure and technical expertise to our Shanghai site. This increase may raise the risk of weakness in our internal control environment.
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

PIXELWORKS, INC.

Dated: November 9, 2007	/s/ Steven L. Moore

Steven L. Moore Vice President, Finance, Chief Financial Officer and Treasurer