Form 10-K
period 2007-12-31
PIXELWORKS, INC
filed 2008-03-12
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	91-1761992 (I.R.S. Employer Identification No.)

8100 SW Nyberg Road, Tualatin, OR	97062	(503) 454-1750
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes            No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes            No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes            No     X

Aggregate market value of voting Common Stock held by non-affiliates of the registrant at June 29, 2007: $68,627,171. For purposes of this calculation, executive officers and directors are considered affiliates.

Number of shares of Common Stock outstanding as of February 29, 2008: 44,505,507.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the 2007 fiscal year are incorporated by reference into Part I and Part III of this Annual Report on Form 10-K.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Forward-looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, increased competition, adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations, our ability to attract, hire and retain key and qualified employees, and other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and, where appropriate, its subsidiaries.

PART I

Item 1.	Business.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal display (“LCD”) televisions and multimedia projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized for a specific digital display or projection device. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit (“IC”) and software solutions. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Over the course of the last several years, the display and projection industries have moved rapidly from analog technology, which utilizes waveform signals, to a new generation of digital technologies that utilize a grid of thousands of tiny picture elements, or pixels. Accordingly, the video image processors that drive these displays have had to increase their capabilities as well to keep pace with the ever growing needs for greater resolution, size and speed that digital technology affords.

Pixelworks has a broad array of proprietary technologies and advanced designs to address the requirements of diverse high-end digital video applications, from digital projectors to large screen LCD televisions. Our products range from single-purpose ICs, to system-on-chip (“SoC”) ICs that integrate microprocessor, memory and image processing functions. During 2007 we focused on developing products that provide additional functionality and utilize more advanced processes in order to improve performance and lower product costs.

We introduced the first of these products, a co-processor IC, in early 2008. We expand our technology portfolio through internal developments, acquisitions and co-developments with business partners.

We have adopted a product strategy that leverages our core competencies in video processing to address the evolving needs of the high-end flat panel display, digital projection and other markets that require superior image quality. We focus our product investments on developing video enhancement solutions for the high-end flat panel display market, such as large, high-definition LCD TVs; and for the digital projector market, with particular focus on adding increased performance and functionality. Additionally, we look for ways to leverage our research and development investment into products that address high-value markets where our innovative proprietary technology provides differentiation for us and our customers.

Digital Video Technology Trends

The number and variety of digital video applications is increasing rapidly, and video is expanding to play a pervasive role across every aspect of business and personal lifestyle. Digital video content is being delivered from an increasing array of sources of varying quality – on Blu-ray DVDs, over the air, via cable and satellite, across the Internet and on cell phones. Consumers are creating video, sharing it with others and viewing it on an increasing variety of form factors – from handheld devices to large screen TVs.

The sources and quality of video content range from very high resolution programming produced by network or movie studios to very poor quality clips posted from a cell phone to the Internet. At the same time, the quality of digital video continues to improve with ongoing transitions to higher resolutions. These trends place new demands on video signal and pixel processing technology to enable display and projection devices to provide the best viewing experience possible across multiple display formats.

The latest generations of high-end digital display devices enhance performance in a number of ways: increasing the display resolution; and increasing the number of times per second the image is refreshed. Premium displays currently feature “full HD” resolutions of 1920 columns by 1080 rows of pixels progressively scanned (“1080P”), and measure from 37 inches or more diagonally.

Pixelworks focuses on the markets for higher performance display and projection devices, where continual innovation is reshaping how business users and consumers utilize digital video content for information and entertainment. These markets include advanced flat panel display televisions, multimedia projectors and other applications demanding high quality video.

Large-Screen Flat Panel Display TV Market

The development of high resolution digital TVs has transformed the television market. The fastest growing segment of the digital TV market is flat panel displays, which offers consumers sharper and more lifelike images on larger and thinner screens. Flat panel display technologies include LCDs, plasma display panels (“PDPs”), rear-projection televisions using LCDs, digital micro-mirror devices (“DMDs”), and newer technologies, such as liquid crystal on silicon (“LCoS”) and organic light emitting diodes (“OLED”).

Within flat panel displays, LCD and plasma have emerged as the preferred digital display technologies, with LCD leading the market in growth. Shipments of LCD TVs are expected to grow from 52.7 million units in 2006 to more than 100 million units in 2008, and then increase to approximately 171.6 million units by 2011, according to electronics industry research firm iSuppli Corporation. In addition, LCDs and other flat panel displays will continue to increase in resolution and size. Larger flat panel displays are also beginning to switch from 50/60Hz to faster refresh rates of 100/120Hz. Based on our analysis of market trends, we estimate that by 2010, roughly 85% of all LCD flat panel displays over 30 inches, or approximately 21.5 million LCD TVs, will be both 1080P and 100/120Hz, up from 2.5 million in 2008.

The shift to large, high-resolution flat panel displays combined with the transition to 1080P content and 120Hz refresh rates is driving the need for high performance processor solutions to meet the enhanced video quality requirements of next generation display products. As flat panel display resolution and size increase, new challenges emerge that must be addressed to ensure a corresponding improvement in video quality. For example, the challenge of “judder” becomes more of an issue with larger screens. Judder occurs when content recorded at one rate of frames per second for film content must be converted to faster video rates, and as a result there is a jerkiness, or judder in the resulting video performance. This problem is intensified in larger displays and can be a problem regardless of the panel technology being used.

In addition to judder, LCD TVs also suffer from blur in motion images as a result of the way the human brain processes the longer frame durations produced by an LCD panel. In the past, LCD TV manufacturers have tried to reduce blur by increasing the refresh rate of the panel from 50/60Hz to 100/120Hz rates and inserting an extra “black” frame to reduce frame duration. But the black frame insertion method has drawbacks – one of which was to make LCD screen seem less bright. Newer motion estimation/motion compensation (“MEMC”) technology uses the insertion of interpolated frames based on complex mathematical algorithms to shorten the duration of the video frame and create a clearer, crisper picture. MEMC also provides de-judder processing that smoothes out the jerkiness often apparent with large screen displays.

Reducing judder and blur and addressing other performance issues is critical to delivering high quality video, particularly at the high end of the market where more expensive, larger panels exacerbate the problem. To differentiate their products, television manufacturers must implement technology that addresses these video performance problems as rapidly, as fully and as cost effectively as possible.

Looking forward, the convergence of video and the Internet will present new challenges to video processing, as low quality Internet video content increasingly will be required to be displayed at higher resolutions. Additional limitations in bandwidth, latency, noise and content resolution create significant challenges for displaying Internet video on full HD flat panel display TVs. Video processors must be able to scale poorer quality video, reduce signal noise inherent to networks and enhance image quality in order to ensure optimal video performance.

Multimedia Projector Market

Increasingly affordable price points are driving continued adoption of projectors in business and education, as well as among consumers. Technology improvements are helping reduce the size and weight of the devices and increasing their performance. Classic front projectors, which comprise the majority of the projector market, are expected to grow from five million units in 2006 to approximately nine million units in 2011, according to market research firm Pacific Media Associates. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra portable devices weighing less than two pounds for maximum portability.

Currently, the largest segment of the installed front projector market consists of business users who employ multimedia projectors to display both still and video presentation materials from PCs or other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications and features that ensure simple operation.

While demand for smaller and higher performance projectors will continue in the business market, growth in overall projector sales is expected to come from the education and consumer segments. In educational environments from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Among consumers, projectors provide a cinematic experience in a home theater environment. According to Pacific Media Associates, the consumer market for multimedia projectors is expected to grow from 500,000 units in 2006 to approximately five million units in 2011.

On a global scale, the emerging economies of Brazil, Russia, India and China, commonly referred to collectively as “BRIC,” are expected to be a significant driver of demand for information technology of all kinds, including projectors for business, education and the consumer sector.

Finally, networking and wireless capabilities are growing technology trends for projectors, as they are in other markets. Following the direction of other consumer electronics products, projectors increasingly include the capability to be controlled and display video content from networks. In addition, wireless technology is beginning to replace cables as the primary interface between PCs and projectors.

Additional Markets

In addition to high-end TV and multimedia projector markets, other sectors are also taking advantage of the trend towards higher performance and connectivity in digital video technology. Some of the applications expected to grow as a result of enhanced video quality include digital signage, video conferencing, electronic gaming and video surveillance.

Our Technologies and Products

Our technology enables electronics manufacturers to deliver products with high-quality video performance. We have a portfolio of advanced video algorithms and intellectual property that addresses a broad range of challenges in digital video.

Our product development strategy is to leverage our expertise in video processing to address the evolving needs of the high-end flat panel display, digital projection and other markets that require superior image quality. We plan to continue to focus our development resources to maintain our lead in the digital projection market and enhance our video processing solutions for the high-end flat panel display market. Additionally, we look for ways to leverage our research and development investment into products that address high-value markets where our innovative proprietary technology provides differentiation for us and our customers. We deliver our technology in a variety of solutions, which take the form of both highly integrated SoCs with software and single-purpose chips.

In early 2008, we introduced two new products that we consider both innovative and important for the markets they address. Our PW9800 DNX Motion Enginetm leverages MEMC technology to significantly improve the performance and viewing experience of large high-end LCD TVs by solving problems such as motion blur and judder. It also improves video performance in multimedia projectors and a range of consumer products requiring 120Hz support. Our PW610 digital projection post processor, based on Pixelworks’ proprietary ARK Enginetm technology, provides enhanced keystone and image correction performance for digital projection systems.

Our Products

Our primary product categories include the following:

•      ImageProcessor ICs. Our ImageProcessor ICs include embedded microprocessors, digital signal processing technology and software that control the operations and signal processing within high-end display systems. ImageProcessor ICs are used in a variety of high-end display systems including projectors and high-resolution flat panel TVs. Products in this category include technology for advanced image scaling, aspect ratio conversion, color compensation, customizable on-screen display and automatic image optimization. ImageProcessor ICs can also include the following additional functions: advanced de-interlacing circuitry; digital keystone correction; an analog-to-digital controller; a Digital Visual Interface, or DVItm; and a High-Definition Multimedia Interface, or HDMItm.

ImageProcessor ICs were our first product offerings and continue to comprise the majority of our business. We have continued to refine the architectures for optimal performance, manufacturing our products on process technologies that align with our customers’ requirements. Additionally, we provide a complete software development environment and operating system that enables our customers to rapidly develop and customize the “look and feel” of their products.

•      Video Co-Processor ICs. Products in this category post-process video signals in conjunction with an image processor to enhance the performance or feature set of the overall video solution (for example, by eliminating judder and motion blur). Our video co-processor ICs can be used with our ImageProcessor ICs or with image processing solutions from other manufacturers, and in most cases can be incorporated by a display manufacturer without assistance from the supplier of the base image processor. This flexibility enables manufacturers to augment their existing or new designs to enhance their video display products. By offering these co-processor ICs, we can target specific needs in our markets and implement technologies optimally without making compromises to accommodate the demands of integration.

•      Broadband Signal Processor ICs. Our Broadband Signal Processor ICs are programmable SoC ICs for video conferencing, video surveillance and other industrial video applications using multiple industry-standard compression decoding schemes. Broadband Signal Processor ICs provide flexible solutions for a variety of image processing tasks, such as video compression.

Core Technologies

We have developed a portfolio of advanced video algorithms and intellectual property to address a broad range of challenges in digital video. In order to address our customers’ needs, our products are designed with a flexible architecture that allows us to combine algorithms and functional blocks of digital and mixed signal circuitry. Accordingly, our technologies can be implemented across multiple products. The majority of our products include one or more of the following technologies to provide high-quality video solutions to our customers. The following is a description of our core technologies:

•      Adaptive Image Optimization. Our products must translate a broad range of signals in standard and non-standard formats. We use a proprietary image processing technique to identify the characteristics of an incoming signal and configure the system to produce the best possible image.

•      Advanced Image Scaling and Shaping. We have developed innovative, industry-leading image scaling technologies that intelligently enlarge or compress images for display in different resolutions or aspect ratios, which is the ratio of width to height of display screens.

•      Chroma Key Window. Chroma Key Window technology enables improved video performance on hybrid PC-TV systems. The Chroma Key Window creates a flexible, resizable picture-in-picture window that displays an alternative video source such as a set-top box or DVD player. The advantage is better image quality, since the content is displayed using hardware to perform the video processing rather than relying on the PC to handle it, which burdens the microprocessor and uses software video processing, generally resulting in lower image quality.

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

•      Digital Keystone Correction. We pioneered digital keystone correction technology, which is now established as a key feature in multimedia projectors. When projecting an image, if the digital projector is not perpendicular to the surface on which it is projecting the image, the image will be distorted. Our digital keystone correction modifies the geometry of the image in our ImageProcessor IC so that it will appear that the image is “squared up.” Our latest digital keystone correction technology, ARKEngine, offers a unique approach to keystone correction for full HD resolution systems.

•      DNX Motion Engine. DNX Motion Engine utilizes MEMC technology to eliminate motion artifacts, often referred to as “judder” and “blur.” Our DNX Motion Engine uses proprietary algorithms to dramatically improve motion performance in large, flat panel, high-resolution TVs.

•      Dynamic Deblocking. This technology smoothes blocking artifacts that are common in moving picture experts group (“MPEG”) encoded content. MPEG digital compression techniques can introduce visual artifacts that appear as visible blocks in the video image. Our dynamic deblocking technology is able to detect these artifacts and implements proprietary algorithms to eliminate the edges of the blocks and improve image quality.

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

•      Motion-Adaptive De-Interlacing. We have developed a proprietary video processing technology to convert interlaced content into progressive content that virtually eliminates image artifacts such as stair-stepping, often referred to as “jaggies,” that can occur with less sophisticated techniques. Our motion-adaptive de-interlacing is able to analyze the content and apply the most appropriate methods for both standard television formats and also high definition television (“HDTV”) formats. In addition, motion-adaptive de-interlacing automatically recognizes when incoming signals were originally captured on film so that special methods are employed to display the content.

•      Noise Reduction. Digital displays often appear to create movement where none exists because pixels flicker in areas where there is no motion, creating a distracting shimmering effect. This is referred to as “noise.” We have developed proprietary technology that minimizes noise for a stable, accurate video image.

•      PixelAmptm Color Processing. PixelAmp color processing is a proprietary video processing technique that increases color performance and enhances edges for more brilliant, crisper images. For lower resolution content, PixelAmp technology recovers clarity, which improves the consumer viewing experience especially in high-end television systems. The PixelAmp technology also includes a demonstration mode that can display an image showing side-by-side screens of content with and without the edge and color enhancements, which is useful for differentiating products in retail environments.

Customers, Sales and Marketing

The key elements of our sales and marketing strategy are to achieve design wins with industry leading branded manufacturers in targeted markets and to continue building strong customer relationships. Once a design win has been achieved, sales and marketing efforts are focused on building long-term mutually beneficial business relationships with our customers by providing superior technology and reducing their costs, which complements our customers’ product development objectives and meets their expectations for price-performance and time to market. Marketing efforts are focused on building market-leading brand awareness and preference for our solutions.

Our sales and marketing team included 38 employees as of December 31, 2007. As of December 31, 2007, the sales and marketing team included 20 field application engineers who provide technical expertise and assistance to manufacturing customers on final product development. We have sales, marketing and support personnel in the U.S., China, Taiwan, Japan and Korea.

Our global distribution channel is multi-tiered and involves:

•      Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 57%, 52% and 46% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Our largest distributor, Tokyo Electron Device Ltd. (“TED”), is located in Japan. TED represented 33%, 26% and 22% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively, and accounted for 27% and 23% of accounts receivable at December 31, 2007 and 2006, respectively. No other distributor accounted for more than 10% of revenue during the years ended December 31, 2007, 2006 and 2005.

We also have distributor relationships in China, Europe and the U.S.

•      Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 43%, 48% and 54% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

We have direct relationships with companies falling into the following three classifications:

•       Integrators. Integrators are original equipment manufacturers (“OEMs”) who build display devices based on specifications provided by branded suppliers.

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

Revenue attributable to our top five end customers represented 47%, 39% and 34% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors and manufacturers’ representatives. During 2007, we sold product directly to Seiko Epson Corporation who accounted for 21% of revenue for the year ended December 31, 2007. Revenue attributable to Seiko Epson Corporation was 15% and 10% of revenue for the years ended December 31, 2006 and 2005, respectively. No other end customer accounted for more than 10% of revenue during the years ended December 31, 2007, 2006 and 2005.

Seasonality

Historically, our sales have been higher in the second half of the year primarily due to holiday demand for consumer electronics, including high-end televisions and flat panel monitors. Additionally, the multimedia projector market is subject to seasonality with higher shipments typically occurring in the fourth quarter.

Geographic Distribution of Sales

Sales outside the U.S. accounted for approximately 96% of our revenue in 2007, 2006 and 2005, respectively.

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

Financial information regarding our domestic and foreign operations is presented in Note 10 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

Competition

In general, the market for semiconductors is intensely competitive. Our market is characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal competitive factors in our markets are levels of product integration, compliance with industry standards, time to market, cost, product performance, system design costs, intellectual property (“IP”), functional versatility provided by software and customer relationships and reputation.

Our current products face competition from specialized display controller developers and in-house display controller ICs designed by our customers and potential customers. Additionally, new alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer.

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include ATI Technologies Inc., Broadcom Corporation, i-Chips Technologies Inc., ITE Tech. Inc., Jepico Corp., Macronix International Co., Ltd., MediaTek Inc., Media Reality Technologies Inc., Micronas Semiconductor Holding AG, MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., Silicon Optix Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Techwell, Inc., Topro Technology Inc., Trident Microsystems, Inc., Trumpion Microelectronics Inc., Weltrend Semiconductor, Inc., Zoran Corporation and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

Research and Development

Our internal research and development efforts are focused on the development of our solutions for the multimedia projector and high-end television markets. Our development efforts are focused on pursuing higher levels of video performance, integration and new features in order to provide our customers with solutions that enable them to introduce market leading products and help lower final systems costs for our customers.

On December 31, 2007, we had 146 engineers, technologists and scientists. We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $38.8 million, $57.0 million and $51.8 million in 2007, 2006 and 2005, respectively.

Manufacturing

Our products require advanced semiconductor processing and packaging technologies. Within the semiconductor industry we are known as a “fabless” company, meaning that we do not manufacture the semiconductors that we design and develop but instead rely on third parties to manufacture our products. We contract with third-party foundries for wafer fabrication and other manufacturers for packaging, assembly and testing of our products. The fabless approach allows us to concentrate our resources on product design and development where we believe we have greater competitive advantages.

Our wafers are fabricated by Infineon Technologies AG, Semiconductor Manufacturing International Corporation (“SMIC”), Taiwan Semiconductor Manufacturing Corporation and Toshiba Corporation. Although we have well established relationships with each of these suppliers, including an equity investment in SMIC, the wafers used in each of our products are fabricated by only one of these manufacturers. Since we sole source each of our products and the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months, there is no readily available alternate supply for any specific product. In addition, we have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our contract manufacturers increase prices charged to produce our products with little notice.

Intellectual Property

We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Currently, we hold 73 patents and have 80 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 3 to 17 years remaining in their respective term, depending on their filing date.

We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products and technologies as necessary. Any future patents may not be granted and if granted, may be invalidated, circumvented, challenged or licensed to others.

To supplement the technologies we develop internally, we have licensed rights to use IP held by third parties, and we may license additional technology rights in the future. We typically license technology from third parties on a product by product basis and have agreed to pay certain licensors a per unit royalty based on the either the number of chips sold or manufactured or the net sales price of the chips containing the licensed technology. If any of these agreements terminate, we would be required to exclude the licensed technology from our existing and future product lines.

The semiconductor industry is characterized by frequent litigation regarding patent and other IP rights. We have indemnification obligations with respect to the infringement of third party IP rights. There is no IP litigation currently pending against us. However, we may, from time to time, receive notification of claims that we may be infringing patents or other IP rights owned by third parties. If it is necessary or desirable, we may seek licenses under those patents or IP rights. However, we cannot be sure that licenses will be offered or that the terms of any offered licenses would be acceptable to us.

Environmental Matters

We are subject to numerous environmental laws and regulations. In recent years, various federal, state and international governments have enacted laws and regulations governing the collection, treatment, recycling and disposal of certain materials used in the manufacturing of electrical and electronic components. For example, the European Parliament finalized the Restriction of Hazardous Substances Directive, or RoHS, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. The European Parliament also finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Additionally, some jurisdictions have begun to require various levels of Electronic Product Environmental Assessment Tool (“EPEAT”) certification, which are based on the Institute of Electrical and Electronics Engineers 1680 standard. The highest levels of EPEAT certification restrict the usage of halogen. Although our older generation products, many of which are still shipping to customers, do contain halogen, our next generation designs do not. We have worked, and continue to work internally, with our suppliers and with our customers to ensure that products we put on the market are compliant with enacted laws and regulations. Failure to comply with such legislation could result in our customers refusing to purchase our products and subject us to significant monetary penalties in connection with a violation.

Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to comply with these laws and regulations and we may incur additional capital expenditures and asset impairments to ensure that our products and our vendors’ products are in compliance with these regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.

Employees

As of December 31, 2007, we had a total of 246 employees comprised of 146 in engineering; 38 in sales and marketing, of which 20 are field application engineers and 18 are sales and marketing staff; 20 in operations; and 42 in administration, including finance, information technology, human resources and general administration. Of the 246 employees, 59 were located in the United States as of December 31, 2007. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success will depend in large part on our ability to continue to attract, retain and motivate highly skilled and qualified personnel.

Availability of Securities and Exchange Commission Filings

We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. Our Internet address is www.pixelworks.com. The content on our website is not incorporated by reference into this filing.

Item 1A.	Risk Factors.

Investing in our shares of common stock involves a high degree of risk. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Operations

If we are delisted from the NASDAQ Global Market, there may not be a market for our common stock, causing a decrease in the value of an investment in us and adversely affecting our business, financial condition and results of operations.

On December 24, 2007, the NASDAQ Global Market notified us that, for the prior 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion of our common stock on the NASDAQ Global Market. NASDAQ has provided us with 180 calendar days, or until June 23, 2008, to regain compliance with NASDAQ Marketplace Rules. If the bid price of our common stock does not close at or above $1.00 per share for a period of at least ten consecutive business days by June 23, 2008, we expect NASDAQ to provide written notice that our common stock will be delisted. Should that occur, we may appeal the delisting determination. If our common stock is delisted, trading of our common stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity and trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

Our new product strategy, which is targeted at markets demanding superior video and image quality, may not significantly lead to increased revenue or gross profit in a timely manner or at all, which could materially adversely affect our results of operations.

We have adopted a new product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in development of our ImageProcessor architecture for the multimedia projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we are shifting away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated circuits (“ICs”), to an approach designed to improve video performance of our customers’ image processors through the use of a co-processor IC. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the advanced television market. Additionally, we are focusing our research and development efforts on new areas beyond our traditional applications, which may not result in increased revenue or gross profit.

We have designed our new strategy to help us take advantage of expected market trends. However, our expectations may not be accurate and these markets may not develop or they may take longer to develop than we expect. Additionally, developers of products may not choose to incorporate our products into their products and we cannot assure you that our customers and potential customers will accept our products quickly enough or in sufficient volume to grow revenue and gross profit. A lack of market acceptance or insufficient market acceptance would materially and adversely affect our results of operations.

We may not realize the anticipated benefits from the restructuring efforts announced in 2006 and implemented throughout 2007 and we may need to initiate additional restructuring efforts in the future.

Our restructuring plan announced in April 2006, was designed to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. In November 2006 we announced an additional restructuring plan designed to further reduce operating expenses. This plan, which we continued to implement throughout 2007, included additional consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, process and information systems to improve efficiency.

Unforeseen circumstances may result in our not being able to obtain the full benefits of the restructuring plans, or our assumptions about the benefits of the plans may prove incorrect or inaccurate, leading to a reduced benefit. Therefore, we cannot assure you that future restructuring efforts will not be necessary, or that the expected benefits from any future restructuring efforts will be attained.

We have incurred substantial indebtedness as a result of the sale of convertible debentures.

As of December 31, 2007, $140.0 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. In January 2008, we commenced a modified dutch auction tender offer for a portion of the outstanding debentures. We offered to purchase, for cash, up to $50.0 million aggregate principal amount of the outstanding debentures at a price not greater than $750 nor less than $680 per $1,000 principal amount, plus accrued and unpaid interest thereon. The tender offer expired on February 28, 2008, and on March 5, 2008, we announced that we had accepted for purchase approximately $50.2 million aggregate principal amount of our convertible debentures at a purchase price of $740 per $1,000 principal amount plus accrued and unpaid interest up to, but not including, the date of purchase for a total cost of approximately $37.5 million. The total amount of outstanding debentures after the purchase was approximately $89.8 million.

The remaining debt obligations are due in 2024, although the holders of debentures have the right to require us to purchase all or a portion of the outstanding debentures on May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures due 2024, the holders of our outstanding debentures are unlikely to convert the notes to common stock in accordance with the existing terms of the notes. Accordingly, we expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and could make us more vulnerable to industry downturns and competitive pressures.

Additionally, one of the covenants of the indenture governing the debentures can be interpreted such that if we are late with any of our required filings under the Securities Exchange Act of 1934, as amended (“1934 Act”), and if we fail to affect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, we have fewer employees to perform day-to-day controls, processes and activities and additionally, certain functions have been transferred to new employees who are not as familiar with our procedures. These changes increase the risk that we will be unable to make timely filings in accordance with the 1934 Act. Any resulting default under our debentures would have a material adverse effect on our cash position and operating results.

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

Additionally, achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenues from that developer if that developer’s products are not commercially successful or if that developer chooses to qualify, or incorporate the products of, a second source, either of which may cause our revenue to decline.

We may not be able to respond to the rapid technological changes in the markets in which we compete, or seek to compete, or we may not be able to comply with industry standards in the future, making our products less desirable or obsolete.

The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the introduction of high-definition television, which includes a variety of new formats, new video decoding technology, such as H.264 or Windows Media 11, new digital receivers and displays with higher resolutions, all of which have required us to accelerate development of new products to meet these new standards. Our failure to adequately respond to such technological changes could render our products obsolete or significantly decrease our revenues.

Because of the complex nature of our semiconductor designs and associated manufacturing processes and the rapid evolution of our customers’ product designs, we may not be able to develop new products or product enhancements in a timely manner, which could decrease customer demand for our products and reduce our revenue.

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

We will not always succeed in developing new products or product enhancements nor will we always do so in a timely manner. If we are unable to successfully develop and introduce products in a timely manner, our business and results of operations will be adversely affected. We have experienced increased development time and delays in introducing new products that have resulted in significantly less revenue than originally expected for those products. Acquisitions have significantly added to the complexity of our product development efforts as we must now coordinate very complex product development programs between multiple geographically dispersed locations. Restructuring plans have also significantly affected our product development efforts. We may not be successful in timely delivery of new products with reduced numbers of employees or with newer inexperienced employees. Any such failure could cause us to lose customers or potential customers, which would decrease our revenue.

Because of our long product development process and sales cycles, we may incur substantial costs before we earn associated revenues and may not ultimately sell as many units of our products as we originally anticipated.

We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenue. Our work under these projects is technically challenging and places considerable demands on our limited resources, particularly on our most senior engineering talent.

Because the development of our products incorporates not only our complex and evolving technology but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s system can take up to nine months or more. It can take an additional nine months or longer before a customer commences volume shipments of systems that incorporate our products. We cannot assure you that the time required for the testing, evaluation and design of our products by our customers would not be significantly longer than nine months.

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks or other capitalized or deferred product-related costs that would negatively affect our operating results. For example, in 2005 and 2006, we invested significant amounts in research and development efforts for projects that were ultimately canceled and for which we will not realize any revenue. In 2007, we wrote off assets with a net book value of $6.9 million, which consisted primarily of engineering software tools that we were no longer using due to reductions in research and development personnel and changes in product development strategy.

The year ended December 31, 2004 was our only year of profitability since inception and we may be unable to achieve profitability in future periods.

The year ended December 31, 2004 was our first and only year of profitability since inception. Since then, we have incurred net losses. In 2006, we initiated restructuring plans aimed at returning the Company to profitability. We cannot be certain these plans will be successful or that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. If we are not profitable in the future, we may be unable to continue our operations.

Fluctuations in our quarterly operating results make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

Our quarterly operating results have varied significantly from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products that are difficult or impossible to predict. Some of these factors are not in our control and any of them may cause our quarterly operating results or the price of our common stock to fluctuate. These factors include, but are not limited to:

•	demand for multimedia projectors and advanced televisions;

•	demand and timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors;

•	the deferral of or reduction in customer orders due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products;

•	changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product pricing or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.

Fluctuations in our quarterly results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of our future performance. Additionally, it is possible that in any future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the price of our common stock may decline significantly.

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

To manage any future expansion efforts effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage any future expansion efforts effectively, our operating expenses could increase more rapidly than our revenue, adversely affecting our financial condition and results of operations.

Our future success depends upon the continued services of key personnel, many of whom would be difficult to replace, and the loss of one or more of these employees could seriously harm our business by delaying product development.

We believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. Because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenue and business could be seriously harmed.

We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Currently, this risk has increased as we continue to implement restructuring plans to consolidate our operating sites and change our strategic direction. In the last fifteen months a significant portion of our executive management team has turned over, including the Chief Executive Officer (“CEO”), Chief Financial Officer, Chief Technology Officer, Vice President of Sales, Vice President of Business Operations and Vice President, General Manager of China. Additionally, we are currently operating with an interim CEO, Mr. Walicek, as Mr. Olsen is currently on a medical leave of absence and may be unable to return. The interim transition and potential inability of Mr. Olsen to return as CEO could reduce our ability to execute on our new strategy and restructuring efforts. During 2006 and 2007, we also experienced difficulties hiring and retaining qualified engineers in our Shanghai design center.

Because we do not have long-term commitments from our customers and plan purchases based on estimates of customer demand which may be inaccurate, we must contract for the manufacture of our products based on those potentially inaccurate estimates.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, we overestimated demand for certain of our products which led to charges for obsolete inventory in 2006 and 2007. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.

Our dependence on selling to distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.

Selling to distributors and integrators reduces our ability to forecast sales accurately and increases the complexity of our business. Since our distributors act as intermediaries between us and the companies using our products, we must rely on our distributors to accurately report inventory levels and production forecasts. We must similarly rely on our integrators. Our integrators are original equipment manufacturers (“OEMs”) that build display devices based on specifications provided by branded suppliers. Selling to distributors and OEMs adds another layer between us and the ultimate source of demand for our products, the consumer. These arrangements require us to manage a complex supply chain and to monitor the financial condition and creditworthiness of our distributors, integrators and customers. They also make it more difficult for us to predict demand for our products. Our failure to manage one or more of these challenges could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products.

A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenue from, or loss of, any of these customers or distributors could significantly reduce our revenue.

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 57%, 52% and 46% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 33%, 26% and 22% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue attributable to our top five end customers represented 47%, 39% and 34% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Sales to Seiko Epson Corporation, our top end customer, represented 21%, 15% and 10% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. For example, our loss of a key OEM customer in Europe contributed to a $45.5 million, or 51%, decrease in advanced television revenue from 2005 to 2006.

The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.

As of December 31, 2007 and 2006, we had two and four customers, respectively, that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

Our products could become obsolete if necessary licenses of third-party technology are not available to us or are only available on terms that are not commercially viable.

We license technology from third parties that is incorporated into our products or product enhancements. We currently have access to certain key technology owned by independent third parties, through license agreements typically granted on a product-by-by-product basis. Future products or product enhancements may require additional third-party licenses that may not be available to us or may not be available on terms that are commercially reasonable. In addition, in the event of a change in control of one of our licensors, it may become difficult to maintain access to its licensed technology. If we are unable to obtain or maintain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology with lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.

Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. Currently, we hold 73 patents and have 80 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

We cannot assure you that the degree of protection offered by patent or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications, or that, if issued, any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented.

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

We contract with third-party foundries for wafer fabrication and other manufacturers for packaging, assembly and testing of our products. We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. Our wafers are fabricated by Infineon Technologies AG, Semiconductor Manufacturing International Corporation (“SMIC”), Taiwan Semiconductor Manufacturing Corporation and Toshiba Corporation. Although we have well established relationships with each of these suppliers, including an equity investment in SMIC, the wafers used in each of our products are fabricated by only one of these manufacturers.

Sole sourcing each product increases our dependence on our suppliers. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers or packaging, assembly and testing contractors, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our suppliers increase prices charged to produce our products with little notice. If the prices charged by our contract manufacturers increase we may increase our prices, which could harm our competitiveness.

Our requirements represent only a small portion of the total production capacity of our contract manufacturers, who have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect this may occur again in the future. If we are unable to obtain our products from our contract manufacturers on schedule, our ability to satisfy customer demand will be harmed and revenue from the sale of products may be lost or delayed. If orders for our products are cancelled, expected revenue would not be realized. For example, in the fourth quarter of 2005, one of our contract manufacturers experienced temporary manufacturing delays due to unexpected manufacturing process problems, which caused delays in delivery of our products and made it difficult for us to satisfy our customer demand.

If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products, we may experience delays that result in lost revenue and damaged customer relationships.

Our products require manufacturing with state-of-the-art fabrication equipment and techniques, and the wafers manufactured for any one of our products are not fabricated by more than supplier. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months, there is no readily available alternative supply source for any specific product. This could cause significant delays in shipping products, which may result in lost revenue and damaged customer relationships.

Manufacturers of our semiconductor products periodically discontinue manufacturing processes, which could make our products unavailable from our current suppliers.

Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. For instance, a portion of our products use embedded dynamic random access memory, (“DRAM”) technology, which requires manufacturing processes that are being phased out. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which may only be available for the next five to seven years. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured with a newer process. In the event that a manufacturing process is discontinued, our current suppliers may not be able to manufacture our current products. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development and takes significant time. For example in the third quarter of 2006, one of our third-party foundries discontinued the manufacturing process used to produce one of our products. While we were able to place last time buy orders, we underestimated demand for this part. As a result, we had to pay additional amounts to the foundry to restart production and we were unable to fulfill customer orders in a timely manner.

We are dependent on our foundries to implement complex semiconductor technologies and our operations could be adversely affected if those technologies are unavailable, delayed or inefficiently implemented.

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

Despite testing by both our customers and us, errors or performance problems may be found in existing or new semiconductors. Failure to achieve defect-free products may result in increased costs and delays in the availability of our products. Additionally, customers could seek damages from us for their losses and shipments of defective products may harm our reputation with our customers.

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

We use a customer owned tooling process for manufacturing many of our products which exposes us to the possibility of poor yields and unacceptably high product costs.

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

Shortages of materials used in the manufacturing of our products may increase our costs or limit our revenue and impair our ability to ship our products on time.

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

Integration of software with our products adds complexity and cost that may affect our ability to achieve design wins and may affect our profitability.

The integration of software with our products adds complexity, may extend our internal development programs and could impact our customers’ development schedules. This complexity requires increased coordination between hardware and software development schedules and may increase our operating expenses without a corresponding increase in product revenue. This additional level of complexity lengthens the sales cycle and may result in customers selecting competitive products requiring less software integration.

Our software development tools may be incompatible with industry standards and challenging to implement, which could slow product development or cause us to lose customers and design wins.

We provide software development tools to help customers evaluate our products and bring them into production. Software development is a complex process and we are dependent on software development languages and operating systems from vendors that may compromise our ability to design software in a timely manner. Also, as software tools and interfaces change rapidly, new software languages introduced to the market may be incompatible with our existing systems and tools. New software development languages may not be compatible with our own, requiring significant engineering efforts to migrate our existing systems in order to be compatible with those new languages. Existing or new software development tools could make our current products obsolete or hard to use. Software development disruptions could slow our product development or cause us to lose customers and design wins.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with our international operations, our revenue could decrease.

Sales outside the U.S. accounted for approximately 96% of revenue for the years ended December 31, 2007, 2006 and 2005. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations in the currencies of Japan, the People’s Republic of China (“PRC”), Taiwan or Korea that could result in an increase in our operating expenses and cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	reduced or limited protection of our IP, significant amounts of which are contained in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit;

•	increased risk of internal control weaknesses for key processes transferred to our Asian operations;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting outstanding accounts receivable balances.

Our presence and investment within the People’s Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.

A substantial, and potentially increasing, portion of our products are manufactured by foundries located in the PRC. In addition, approximately 48% of our employees are located in this area and we have an investment of $10.0 million in SMIC, located in Shanghai, China. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

The concentration of our manufacturers and customers in the same geographic region increases our risk that a natural disaster, labor strike or political unrest could disrupt our operations.

Most of our current manufacturers and customers are located in the PRC, Japan, Korea or Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Common consequences of earthquakes include power outages and disruption and/or impairment of production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located, likely would result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees, officers and directors.

We have historically used stock options and other forms of share-based payment awards as key components of our total compensation program in order to retain employees and directors and to provide competitive compensation and benefit packages. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), we began recording stock-based compensation expense for share-based awards in the first quarter of 2006. As a result, we have incurred and will continue to incur significant compensation costs associated with our share-based programs, making it more expensive for us to grant share-based payment awards to employees, officers and directors. We continually review our equity compensation strategy in light of current regulatory and competitive environments and consider changes to the program as appropriate. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an employee stock purchase plan, we may decide to incur cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors could make it difficult to attract, retain and motivate employees, which could adversely affect our competitive position as well as our business and results of operations. As a result of reviewing our equity compensation strategy, in 2006 we reduced the total number of options granted to employees and the number of employees who receive share-based payment awards.

We may be unable to successfully integrate any future acquisition or equity investment we make, which could disrupt our business and severely harm our financial condition.

We may not be able to successfully integrate businesses, products, technologies or personnel of any entity that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition. In addition, if we acquire any company with weak internal controls, it will take time to get the acquired company up to a level of operating effectiveness acceptable to us and to implement adequate internal control, management, financial and operating reporting systems. Our inability to address these risks could negatively affect our operating results.

To date, we have acquired Panstera, Inc. (“Panstera”), in January 2001, nDSP Corporation (“nDSP”) in January 2002, Jaldi Semiconductor Corporation (“Jaldi”) in September 2002 and Equator Technologies, Inc. (“Equator”) in June 2005. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August 2003, and we incurred $8.9 million of expenses related to the transaction. In the third quarter of 2003, we made an investment of $10.0 million in SMIC.

The acquisitions of Panstera, nDSP, Jaldi and Equator contained a very high level of risk primarily because the investments were made based on unproven technological developments that may not have been completed, or if completed, may not have become commercially viable.

These and any future acquisitions and investments could result in any of the following negative events, among others:

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

The acquisition of Equator has not been as successful as we had anticipated. We acquired Equator for an aggregate purchase price of $118.1 million and recorded, among other assets, $57.5 million in goodwill, $36.8 million in acquired developed technology and $4.2 million in other acquired intangible assets. However, the Equator technology has not proven as useful as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $5.6 million of the developed technology and $164,000 of the customer relationship intangible assets acquired from Equator remain on our consolidated balance sheet as of December 31, 2007 and only a few of the Equator employees remain employed by us. Additionally, while we are continuing to provide customers with existing products, we are no longer pursuing stand-alone advanced media processor markets that are not core to our business. We cannot assure you that any future acquisitions we make will be successful or will result in increased revenue or market share.

Environmental laws and regulations have caused us to incur, and may cause us to continue to incur, significant expenditures to comply with applicable laws and regulations, or to incur significant penalties for noncompliance.

We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operations. For example, during 2006 the European Parliament enacted the Restriction of Hazardous Substances Directive, or RoHS, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. In 2006, we incurred increased inventory provisions as a result of the enactment of RoHS, which adversely affected our gross profit margin. Additionally during 2006, the European Parliament enacted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Additionally, some jurisdictions have begun to require various levels of Electronic Product Environmental Assessment Tool (“EPEAT”) certification, which are based on the Institute of Electrical and Electronics Engineers 1680 standard. The highest levels of EPEAT certification restrict the usage of halogen. Although our older generation products, many of which are still shipping to customers, do contain halogen, our next generation designs do not. We have worked, and will continue to work, with our suppliers and customers to ensure that our products are compliant with enacted laws and regulations. Failure of us or our contract manufacturers to comply with such legislation could result in customers refusing to purchase our products and could subject us to significant monetary penalties in connection with a violation, both of which would have a material adverse effect on our business, financial condition and results of operations. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes.

Risks Related to Our Industry

Failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.

Our product development strategies anticipate that consumer demand for multimedia projectors, advanced televisions and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Under-capacity in the advanced display market may limit our ability to increase our revenue because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.

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

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include ATI Technologies Inc., Broadcom Corporation, i-Chips Technologies Inc., ITE Tech. Inc., Jepico Corp., Macronix International Co., Ltd., MediaTek Inc., Media Reality Technologies Inc., Micronas Semiconductor Holding AG, MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., Silicon Optix Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Techwell, Inc., Topro Technology Inc., Trident Microsystems, Inc., Trumpion Microelectronics Inc., Weltrend Semiconductor, Inc., Zoran Corporation and other companies. Potential competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. In the future, our current or potential customers may also develop their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective products. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

If products incorporating our semiconductors are not compatible with computer display protocols, video standards and other devices, the market for our products will be reduced and our business prospects could be significantly limited.

Our products are incorporated into our customers’ products, which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific computers, video standards and other devices. If our customers’ products are not compatible with these protocols and standards, consumers will return, or not purchase, these products and the markets for our customers’ products could be significantly reduced. As a result, a portion of our market would be eliminated, and our business would be harmed.

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

We have received notice from the NASDAQ Global Market (the “Market”) that our stock no longer meets the minimum requirements for continued listing on the Market. Even if our common stock is not delisted, investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:

•	actual or anticipated fluctuations in our operating results;

•	actual reduction in our operating results due to the adoption of SFAS 123R on January 1, 2006, which requires the expensing of stock options;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards or acquisitions;

•	the operating and stock price performance of other comparable companies;

•	announcements of future expectations by our customers;

•	changes in market valuations of other technology companies;

•	inconsistent trading volume levels of our common stock; and

•	additional future communications from NASDAQ concerning delisting or potential delisting.

The stock prices of technology companies similar to Pixelworks have been highly volatile. Market fluctuations as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance. Any scenario in which investors may not be able to realize gain when they sell our common stock would have an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:

•	our board of directors is authorized, without prior shareholder approval, to change the size of the board. Our articles of incorporation provide that if the board is increased to eight or more members, the board will be divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly change the composition of our board;

•	our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control, commonly referred to as “blank check” preferred stock;

•	members of our board of directors can only be removed for cause and at a meeting of shareholders called expressly for that purpose, by the vote of 75 percent of the votes then entitled to be cast for the election of directors;

•	the board of directors may alter our bylaws without obtaining shareholder approval; and

•	shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.

We may be unable to meet our future capital requirements, which would limit our ability to grow.

As of December 31, 2007, we had $140.0 million of unsecured convertible bonds outstanding and $119.0 million in cash and marketable securities, resulting in a net cash deficit position. In January 2008 we commenced a modified dutch auction tender offer for a portion of the outstanding debentures. The tender offer expired on February 28, 2008 and on March 5, 2008, we announced that we had accepted for purchase approximately $50.2 million aggregate principal amount of our convertible debentures at a total cost of approximately $37.5 million. The remaining outstanding debentures of approximately $89.8 million have a put date of May 15, 2011.

On September 25, 2007, we announced a share repurchase program under which the Board of Directors authorized the repurchase of up to $10.0 million of our common stock over the following twelve months. During 2007 we repurchased 3,782,500 common shares at a cost of $4.3 million. As of December 31, 2007, $5.7 million remained available for repurchase under the plan.

While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to generate sufficient cash flows from operations in the future to refinance or service the potential exercise of the put option on the convertible bonds. We may need, or could elect to seek, additional funding prior to that time through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Furthermore, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Continued compliance with new regulatory and accounting requirements will be challenging and will require significant resources.

We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission rules and regulations and NASDAQ Global Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of internal control over financial reporting. The process of documenting and testing internal control over financial reporting has required that we hire additional personnel and outside services and has resulted in higher accounting and legal expenses. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. Although the material weakness was remediated in the first quarter of 2005, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease facilities around the world to house our engineering, sales, sales support, administrative and operations functions. We do not own any of our facilities, nor do we own or operate a semiconductor fabrication facility. As a result of the restructuring plans we initiated in 2006 and continued to implement throughout 2007, we have consolidated office space and subleased portions of our facilities. At December 31, 2007, our major facilities consisted of the following:

		Total Square	Square Feet	Square Feet	Lease	Sublease
Location	Function(s)	Feet Leased	Utilized	Subleased	Expiration	Expiration

Oregon	Administration	55,000	14,000	3,000	February 2009	February 2009
California	Administration;	37,000	23,000	14,000	May 2013	May 2010
	engineering
Washington	None; fully	10,000	–	10,000	October 2011	Various dates
	subleased					through October 2011
Canada	Engineering	12,000	7,000	5,000	August 2008	August 2008
China	Engineering; sales;	46,000	46,000	–	November 2009	–
	customer support
Taiwan	Customer support;	28,000	28,000	–	Various dates	–
	sales; operations				through August 2009
Japan	Sales; customer	4,000	4,000	–	January 2009	–
	support

Item 3.	Legal Proceedings.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “PXLW”. The stock began trading on May 19, 2000. The following table sets forth, for the periods indicated, the highest and lowest sales prices of our common stock as reported on the NASDAQ Global Market.

Fiscal 2007	High	Low

Fourth Quarter	$1.33	$0.75
Third Quarter	1.89	0.81
Second Quarter	1.76	1.32
First Quarter	2.48	1.56

Fiscal 2006	High	Low

Fourth Quarter	$3.26	$2.10
Third Quarter	3.04	2.00
Second Quarter	5.05	2.40
First Quarter	6.42	4.36

As of February 29, 2008, there were 174 shareholders of record (excluding individual participants in securities positions listings), and the last per share sales price of the common stock on that date was $0.76.

The payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the expansion and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2007 is disclosed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference from the section titled “Information About Our Equity Compensation Plans” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table sets forth information about shares repurchased during the fourth quarter of 2007 under the share repurchase program we announced on September 25, 2007 (in thousands except share and per share data):

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of	may yet be
			publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased(1)	paid per share	programs	programs

October 1, 2007 – October 31, 2007	2,587,800	$1.20	2,587,800	$6,898
November 1, 2007 – November 30, 2007	771,700	1.01	771,700	6,116
December 1, 2007 – December 31, 2007	423,000	0.91	423,000	5,731

Total	3,782,500	$1.13	3,782,500

(1) All purchases made on the open market pursuant to the share repurchase program announced on September 25, 2007, under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market or privately negotiated transactions at our discretion, subject to market conditions and other factors.

Performance Graph

The Performance Graph is being furnish and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall the Performance Graph be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

Set forth below is a graph that compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index over the five-year period ended December 31, 2007. Measurement points are the market close on the last trading day of each of our fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index. In accordance with guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
PIXELWORKS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE
NASDAQ ELECTRONICS COMPONENTS INDEX

Item 6.	Selected Financial Data.

The following consolidated selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 8. Financial Statements and Supplementary Data.

Statement of Operations Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenue, net	$105,980	$133,607	$171,704	$176,211	$140,921
Cost of revenue	59,273	107,506	108,748	90,991	78,674

Gross profit	46,707	26,101	62,956	85,220	62,247

Operating expenses:
Research and development	38,792	57,019	51,814	32,969	29,580
Selling, general and administrative	25,437	35,053	30,616	23,736	20,797
Restructuring	13,285	13,316	1,162	–	5,049
Amortization of acquired intangible assets	359	602	1,084	486	486
Impairment loss on goodwill	–	133,739	–	–	–
Impairment loss on acquired intangible assets	–	1,753	–	–	–
Merger-related expenses	–	–	–	–	8,949

Total operating expenses	77,873	241,482	84,676	57,191	64,861

Income (loss) from operations	(31,166)	(215,381)	(21,720)	28,029	(2,614)

Interest and other income, net	2,483	10,254	1,532	1,742	1,177

Income (loss) before income taxes	(28,683)	(205,127)	(20,188)	29,771	(1,437)

Provision (benefit) for income taxes	2,237	(949)	22,422	7,990	(907)

Net income (loss)	$(30,920)	$(204,178)	$(42,610)	$21,781	$(530)

Net income (loss) per share:
Basic	$(0.64)	$(4.23)	$(0.90)	$0.47	$(0.01)

Diluted	$(0.64)	$(4.23)	$(0.90)	$0.45	$(0.01)

Weighted average shares outstanding:
Basic	48,208	48,289	47,337	46,673	45,337

Diluted	48,208	48,289	47,337	52,062	45,337

Balance Sheet Data

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Cash and cash equivalents	$74,572	$63,095	$68,604	$32,585	$16,490
Working capital	112,360	108,169	139,291	209,653	91,681
Total assets	161,916	207,771	421,556	423,569	233,317
Long-term liabilities, net of current portion	151,871	147,414	163,357	150,365	100
Total shareholders’ equity (deficit)	(8,027)	21,948	215,217	252,023	220,305

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal display (“LCD”) televisions and multimedia projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized for a specific digital display or projection device. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit (“IC”) and software solutions. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Over the course of the last several years, the display and projection industries have moved rapidly from analog technology, which utilizes waveform signals, to a new generation of digital technologies that utilize a grid of thousands of tiny picture elements, or pixels. Accordingly, the video image processors that drive these displays have had to increase their capabilities as well to keep pace with the ever growing needs for greater resolution, size and speed that digital technology affords.

Pixelworks has a broad array of proprietary technologies and advanced designs to address the requirements of diverse high-end digital video applications, from digital projectors to large screen LCD televisions. Our products range from single-purpose ICs, to system-on-chip (“SoC”) ICs that integrate microprocessor, memory and image processing functions. During 2007 we focused on developing products that provide additional functionality and utilize more advanced processes in order to improve performance and lower product costs. We introduced the first of these co-processor ICs in early 2008. We expand our technology portfolio through internal developments, acquisitions and co-developments with business partners.

We have adopted a product strategy that leverages our core competencies in video processing to address the evolving needs of the high-end flat panel display, digital projection and other markets that require superior image quality. We focus our product investments on developing video enhancement solutions for the high-end flat panel display market, such as large, high-definition LCD TVs; and for the digital projector market, with particular focus on adding increased performance and functionality. Additionally, we look for ways to leverage our research and development investment into products that address high-value markets where our innovative proprietary technology provides differentiation for us and our customers.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, China, Europe and the U.S, and our manufacturers’ representatives support some of our European and Korean sales. Sales to distributors represented 57%, 52%, and 46% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Sales to Tokyo Electron Device, Ltd. (“TED”), our Japanese distributor, represented 33%, 26% and 22% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Sales to Seiko

Epson Corporation, our top end customer, represented 21%, 15% and 10% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96% of revenue for the years ended December 31, 2007, 2006 and 2005. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Factors Affecting Results of Operations and Financial Condition

Restructuring Plans

In November 2006, we initiated a restructuring plan to reduce operating expenses and continued to implement this plan throughout 2007. This plan includes consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency.

In April 2006, we initiated a restructuring plan to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology developments and no longer pursuing stand-alone advanced media processor markets.

In October 2005, we initiated a restructuring plan to improve the effectiveness and timeliness of our product development programs in an effort to reduce our overall development costs. The restructuring resulted in a reduction-in-force during the fourth quarter of 2005.

Goodwill and Intangible Asset Impairments

During 2006, we performed impairment analyses on the intangible assets that we acquired from Equator and on our goodwill. In the first quarter of 2006, we recorded an impairment loss of $23.1 million on the acquired intangible assets. This impairment loss represented the excess of the carrying amount over the estimated fair value of the intangible assets. In the second quarter of 2006, we recorded an impairment loss of $133.7 million on goodwill. This impairment loss represented the excess carrying amount of the goodwill over the implied fair value of the goodwill.

Results of Operations

Year ended December 31, 2007 compared with year ended December 31, 2006, and year ended December 31, 2006 compared with year ended December 31, 2005.

Revenue, net

Net revenue was comprised of the following amounts (in thousands):

				2007 v. 2006		2006 v. 2005
	Year ended December 31,				%		%
	2007	2006	2005	$ change	change	$ change	change

Multimedia projector	$58,674	$59,236	$53,247	$(562)	(1)%	$5,989	11%
Advanced television	19,827	43,221	88,696	(23,394)	(54)	(45,475)	(51)
Advanced media processor	16,098	18,135	13,254	(2,037)	(11)	4,881	37
LCD monitor, panel and other	11,381	13,015	16,507	(1,634)	(13)	(3,492)	(21)

Total revenue	$105,980	$133,607	$171,704	$(27,627)	(21)%	$(38,097)	(22)%

Net revenue decreased $27.6 million, or 21%, from 2006 to 2007, and decreased $38.1 million, or 22%, from 2005 to 2006. The decrease from 2006 to 2007 resulted from a 29% decrease in units sold, partially offset by an 11% increase in average selling price (“ASP”). The increase in ASP from 2006 to 2007 was primarily the result of an increase in the percentage of total revenue from the multimedia projector market. The decrease from 2005 to 2006 resulted from a 21% decrease in units sold and a 2% decrease in ASP.

Multimedia Projector

Revenue from the multimedia projector market decreased 1% from 2006 to 2007, and increased 11% from 2005 to 2006. The increase in revenue from 2005 to 2006 resulted from our end customers’ strength in the market, as well as market share that we were able to recapture when the market split between high temperature polysilicon-based products and digital light processing products stabilized. Units sold and ASP in the multimedia projector market decreased 3% and increased 2%, respectively, from 2006 to 2007, and increased 9% and 2%, respectively, from 2005 to 2006.

Advanced Television

Revenue from the advanced television market decreased 54% from 2006 to 2007. This decrease was primarily attributable to our decision to shift our focus away from the commoditized SoC segment of the advanced television market. With our new strategy we are developing co-processor ICs that will improve the video performance of any image processor in the large screen, high resolution, high quality segment of the advanced television market. Units sold and ASP in the advanced television market decreased 52% and 4%, respectively, from 2006 to 2007.

Advanced television revenue decreased 51% from 2005 to 2006. The decrease was attributable to the loss of a key original equipment manufacturer (“OEM”) customer in Europe, delays in product development and weakness in the market in China and Europe. Units sold and ASP in the advanced television market decreased 39% and 20%, respectively, from 2005 to 2006.

Advanced Media Processor

Revenue in the advanced media processor market resulted from our acquisition of Equator in June 2005. Revenue from this market decreased 11% from 2006 to 2007, and increased 37% from 2005 to 2006. The decrease from 2006 to 2007 was primarily attributable to a 16% decrease in ASP, partially offset by a 6% increase in units sold. The increase from 2005 to 2006 was primarily attributable to a 37% increase in units sold.

As a result of our April 2006 restructuring plan we expect to see revenue from existing customers in this market decrease over time as customers switch to next generation designs from other suppliers.

LCD Monitor, Panel and Other

LCD monitor, panel and other revenue decreased 13% from 2006 to 2007, and decreased 21% from 2005 to 2006. These decreases are attributable to our decision to no longer focus development efforts on any of these markets.

Cost of revenue and gross profit

Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
		% of		% of		% of
	2007	revenue	2006	revenue	2005	revenue

Direct product costs and related overhead [1]	$56,183	53%	$75,182	56%	$98,549	57%
Provision for obsolete inventory, net of usage	–	–	4,554	3	(193)	0
Amortization of acquired intangible assets	2,820	3	4,087	3	5,115	3
Restructuring	172	0	2,119	2	–	–
Stock-based compensation	98	0	208	0	60	0
Impairment loss on acquired developed technology	–	–	21,330	16	–	–
Amortization of acquired inventory markup	–	–	26	0	5,217	3

Total cost of revenue	$59,273	56%	$107,506	80%	$108,748	63%

Gross profit	$46,707	44%	$26,101	20%	$62,956	37%

1 Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

Direct product costs and related overhead decreased to 53% of total revenue in 2007 from 56% of total revenue in 2006 and 57% of total revenue in 2005. These decreases resulted primarily from lower pricing obtained from vendors, a more favorable mix of products sold and increases in production yields.

The provision for obsolete inventory, net of usage, decreased to $0 in 2007 from $4.6 million in 2006. The net provision increased to $4.6 million in 2006 from $(193,000) in 2005. The net provision in 2006 resulted in part from regulations imposed by the European Union’s Restriction of Hazardous Substances (“RoHS”) Directive, which prevents us from selling parts containing specific hazardous substances such as lead to certain of our customers and in part from excess inventory on hand.

Research and development

Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses. Research and development expense was as follows (in thousands):

				2007 v. 2006		2006 v. 2005
	Year ended December 31,				%		%
	2007	2006	2005	$ change	change	$ change	change

Research and development [1]	$38,792	$57,019	$51,814	$(18,227)	(32)%	$5,205	10%

[1] Includes stock-based compensation expense of:	2,320	3,884	758

Research and development expense decreased $18.2 million, or 32%, from 2006 to 2007. This decrease is directly attributable to the restructuring efforts that we initiated in 2006 and continued to implement throughout 2007. These efforts are focused on returning the Company to profitability and resulted in the following reductions in research and development expenses:

•	Compensation expense decreased $6.4 million. At December 31, 2007, we had 146 research and development employees compared to 254 at December 31, 2006.

•	Development-related expenses, including non-recurring engineering and outside services, decreased $4.7 million.

•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $2.5 million.

•	Facilities and information technology expense allocations decreased $1.9 million, primarily due to lower rent expense.

•	Stock-based compensation expense decreased $1.6 million.

•	Travel and related expenses decreased $730,000.

Research and development expense increased $5.2 million, or 10%, from 2005 to 2006. This increase was primarily due to the following offsetting factors:

•	Depreciation and amortization expense increased $3.2 million due to increased licensed technology and software asset purchases made at the end of 2005.

•	Stock-based compensation expense increased $3.1 million as a result of our adoption of Statement of Financial Accounting Standards No. (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) on January 1, 2006.

•	Facilities and information technology allocations increased $692,000. This increase was driven by increases in depreciation and amortization expense, outside services, and telephone and other communications charges.

•	Compensation expense decreased $2.3 million. While the number of research and development employees was consistent at 254 at December 31, 2006 and 2005, the restructuring plans that we initiated in April and November 2006 shifted research and development personnel to lower-cost locations in Asia from higher-cost locations in North America.

•	Development-related expenses, including non-recurring engineering and outside services, decreased $456,000 due to the timing of projects in process.

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, allocations for facilities and information technology expenses, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions. Selling, general and administrative expense was as follows (in thousands):

				2007 v. 2006		2006 v. 2005
	Year ended December 31,				%		%
	2007	2006	2005	$ change	change	$ change	change

Selling, general and administrative [1]	$25,437	$35,053	$30,616	$(9,616)	(27)%	$4,437	14%

[1] Includes stock-based compensation expense of:	3,527	5,464	307

Selling, general and administrative expense decreased $9.6 million, or 27%, from 2006 to 2007. This decrease includes a $533,000 decrease in sales commissions which resulted from lower revenue in 2007 compared to 2006, and a decrease in exchange loss of $729,000 which resulted primarily from realized exchange gains on cash and marketable securities held in Canadian dollars.

The remainder of the decrease in selling, general and administrative expense from 2006 to 2007 is primarily attributable to the restructuring efforts that we initiated in 2006 and continued to implement throughout 2007. These efforts are focused on returning the Company to profitability and resulted in the following reductions in selling, general and administrative expenses:

•	Compensation expense decreased $3.6 million. As of December 31, 2007, we had 69 employees in selling, general and administrative functions, compared to 150 as of December 31, 2006.

•	Stock-based compensation expense decreased $1.9 million.

•	Facilities and information technology allocations decreased $727,000.

•	Travel and related expenses decreased $592,000.

•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $442,000.

•	Professional service fees, including accounting and legal, decreased $376,000.

Selling, general and administrative expense increased $4.4 million, or 14%, from 2005 to 2006. This increase is primarily due to the following offsetting factors:

•	Stock-based compensation expense increased $5.2 million as a result of our adoption of SFAS 123R on January 1, 2006.

•	Compensation expense increased $342,000. While selling, general and administrative headcount decreased from 172 at December 31, 2005 to 150 at December 31, 2006, average headcount was relatively consistent at 159 in 2006 and 164 in 2005.

•	Sales commission expense decreased $1.3 million due to lower revenue in 2006 compared to 2005.

Restructuring

We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense was comprised of the following amounts (in thousands):

	Year ended December 31,
	2007	2006	2005

Termination and retention benefits [1]	$5,420	$2,781	$1,162
Net write off of assets and reversal of related liabilities [2]	3,905	11,618	–
Contract termination fee [3]	1,693	–	–
Consolidation of leased space [4]	1,524	1,036	–
Payments, non-cancelable contracts [5]	827	–	–
Other	88	–	–

Total restructuring expenses	$13,457	$15,435	$1,162

Included in cost of sales	$172	$2,119	$–
Included in operating expenses	13,285	13,316	1,162

[1]	Termination and retention benefits related to our restructuring plans during the years ended December 31, 2007 and 2006 included severance payments and retention payments for terminated employees and retention payments for certain continuing employees. Benefits recorded during the year ended December 31, 2005 consisted of severance payments for terminated employees.

[2]	During the year ended December 31, 2007 we wrote off assets with a net book value of $6.9 million as a result of our restructuring plans. These assets consisted primarily of engineering software tools which we are no longer using due to the reductions in research and development personnel and changes in product development strategy. We also reversed accrued liabilities in the amount of $3.0 million related to the write off of the engineering software tools.

During the year ended December 31, 2006 we wrote off assets with a net book value of $11.6 million as a result of our restructuring plans. These assets consisted primarily of licensed technology and tooling.

[3]	We paid a contract termination fee of $1.7 million during the year ended December 31, 2007 to cancel a software license agreement prior to its expiration.

[4]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

[5]	Non-cancelable contract payments consist of amounts that we were obligated to pay, but for which we will not realize a benefit due to the restructuring plans.

Amortization of acquired intangible assets

Amortization of acquired intangible assets was as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

Amortization of acquired intangible assets	$359	$602	$1,084

We recorded a customer relationship intangible asset and a trademark intangible asset in connection with the acquisition of Equator in June 2005 and an assembled workforce intangible asset as a result of the Jaldi asset acquisition in September 2002. As of December 31, 2006, the trademark intangible asset was fully amortized and as of December 31, 2005, the assembled workforce intangible asset was fully amortized. Estimated future amortization expense of the customer relationship asset is $164,000 for the year ending December 31, 2008.

Interest and other income, net

Interest and other income, net consisted of the following (in thousands):

	Year ended December 31,			$ change
	2007	2006	2005	2007 v. 2006	2006 v. 2005

Interest income [1]	$5,786	$5,833	$5,658	$(47)	$175
Interest expense [2]	(2,642)	(2,721)	(2,637)	79	(84)
Amortization of debt issuance costs [3]	(661)	(667)	(710)	6	43
Settlement proceeds, net [4]	–	4,800	–	(4,800)	4,800
Gain on repurchase of long-term debt, net [5]	–	3,009	–	(3,009)	3,009
Realized loss on sale of marketable securities, net [6]	–	–	(779)	–	779

Total interest and other income, net	$2,483	$10,254	$1,532	$(7,771)	$8,722

[1]	Interest income is earned on cash equivalents and short- and long-term marketable securities.

[2]	Interest expense primarily relates to interest payable on our long-term debt.

[3]	The fees associated with the issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The remaining amortization period is approximately three years as of December 31, 2007.

[4]	During the fourth quarter of 2006, our claim against funds placed in escrow in connection with the Equator acquisition was settled. In the settlement, we received proceeds of $4.8 million net of legal fees.

[5]	In February 2006, we repurchased and retired $10.0 million of our outstanding debt for $6.8 million cash. We recognized a gain on this repurchase of $3.0 million net of a write off of debt issuance costs of $191,000.

[6]	During the second quarter of 2005, we realized a loss on the sale of marketable securities of $779,000. The proceeds from the sale of these securities were used to fund the acquisition of Equator.

Provision (benefit) for income taxes

The provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,
	2007	2006	2005

Provision (benefit) for income taxes	$2,237	$(949)	$22,422

The income tax provision recorded for the year ended December 31, 2007 is comprised of current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. At December 31, 2007, we continued to provide a full valuation allowance against our U.S. and Canadian deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We did not record a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of December 31, 2007, we have generated deductible temporary differences and net operating loss and tax credit carryforwards. We have federal, state and foreign net operating loss carryforwards of approximately $227.0 million, $89.1 million and $7.5 million, respectively, and federal, state and foreign research and experimentation tax credit carryforwards of approximately $12.7 million, $4.1 million and $4.4 million, respectively. General foreign tax credits were $1.2 million at December 31, 2007. The carryforwards began expiring in 2007.

Utilization of a portion of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change subject to these provisions occurred for nDSP in 2002 and Equator in 2005 when we acquired these entities. Additionally, we have undertaken a study to determine whether an ownership change has occurred for Pixelworks, Inc. We are uncertain if such a change has occurred and, if it has, by how much our net operating loss and credit carryforwards may be limited. We anticipate completion of this analysis by the end of the first quarter of 2008.

The income tax benefit recorded for the year ended December 31, 2006 resulted primarily from an income tax refund that was received through a net operating loss carryback to a prior year, plus the recognition of deferred tax assets in foreign jurisdictions. These benefits were partially offset by current tax in foreign jurisdictions and accruals for foreign tax contingencies.

The income tax provision recorded for the year ended December 31, 2005 was attributable to the addition of approximately $31.9 million of valuation allowance against essentially all deferred tax assets, plus accruals for tax contingencies in foreign jurisdictions. The tax detriment of these items was partially offset by federal, state and foreign tax credits and tax-exempt interest generated during the year, and a refund relating to our Canadian subsidiary’s foreign research and experimentation credits.

Business Outlook

On January 29, 2008, we provided an outlook for the first quarter of 2008 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

We expect to record net loss per share in the first quarter of 2008 of $(0.00) to $(0.06), based on the following estimates:

•	First quarter revenue of $22.0 million to $24.0 million.

•	Gross profit margin of approximately 46.5% to 49.5%.

•	Operating expenses of $12.4 million to $13.4 million.

•	Interest and other income, net of approximately $450,000.

•	Tax provision of approximately $0.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalent and short- and long-term marketable securities were as follows (in thousands):

				2007 v. 2006		2006 v. 2005
	December 31,				%		%
	2007	2006	2005	$ change	change	$ change	change

Cash and cash equivalents	$74,572	$63,095	$68,604	$11,477	18%	$(5,509)	(8)%
Short-term marketable securities	34,581	53,985	59,888	(19,404)	(36)	(5,903)	(10)
Long-term marketable securities	9,804	17,504	17,145	(7,700)	(44)	359	2

Total cash and marketable securities	$118,957	$134,584	$145,637	$(15,627)	(12)%	$(11,053)	(8)%

Total cash and marketable securities decreased 12% from 2006 to 2007. This decrease resulted primarily from an increase in working capital excluding cash and marketable securities, $3.2 million in purchases of property and equipment and other long-term assets, $6.7 million in payments on property and equipment and other asset financing, and $4.3 million used to repurchase shares of our common stock under a plan approved by our board of directors in September 2007.

Total cash and marketable securities decreased 8% from 2005 to 2006. This decrease resulted primarily from $5.5 million in purchases of property and equipment and licensed technology, $17.2 million in payments on property and equipment and other asset financing, and $6.8 million used to repurchase $10.0 million of our long-term debt. These decreases were partially offset by increases that resulted from a decrease in working capital excluding cash and marketable securities and $1.5 million in proceeds received from the issuance of common stock under our stock option plans and employee stock purchase plan.

In February 2008, we used $37.5 million of our cash and marketable securities to repurchase $50.2 million of our outstanding 1.75% convertible subordinate debentures due 2024 in a modified dutch auction tender offer. Additionally, between January 1, 2008 and February 29, 2008, we repurchased an additional 869,500 shares of our common stock for $655,000 under the plan approved in September 2007. See “Capital resources” below.

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

Accounts receivable, net

Accounts receivable, net decreased to $6.2 million at December 31, 2007 from $9.3 million at December 31, 2006. The decrease is primarily due to lower revenue during the fourth quarter of 2007 compared to the fourth quarter of 2006. The average number of days sales outstanding decreased to 21 days at December 31, 2007 from 28 days at December 31, 2006.

Inventories, net

Inventories, net decreased to $11.3 million at December 31, 2007 from $13.8 million at December 31, 2006. Inventory turnover on an annualized basis decreased to 3.9 at December 31, 2007 from 4.9 at December 31, 2006. As of December 31, 2007, this represented approximately thirteen weeks of inventory on hand.

Capital resources

On May 18, 2004, we issued $125.0 million of convertible subordinated debentures (the “debentures”) due 2024. On June 4, 2004, we issued an additional $25.0 million of debentures pursuant to the exercise of an option granted to the initial purchasers.

In February 2006, we repurchased and retired $10.0 million of the debentures. In January 2008, we commenced a modified dutch auction tender offer under which we offered to purchase, for cash, up to $50.0 million aggregate principal amount of the debentures at a price not greater than $750 nor less than $680 per $1,000 principal amount, plus accrued and unpaid interest thereon. The tender offer expired on February 28, 2008, and on March 5, 2008, we announced that we had accepted for purchase approximately $50.2 million aggregate principal amount of the debentures at a purchase price of $740 per $1,000 principal amount plus accrued and unpaid interest up to, but not including, the date of purchase for a total cost of approximately $37.5 million. The total amount of outstanding debentures after the purchase is approximately $89.8 million.

The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year. The debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1,000 principal amount of debentures, for a total of 3,685,459 shares. This is equivalent to a conversion price of approximately $24.35 per share. We may redeem some or all of the remaining $89.8 million of debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the remaining $89.8 million of debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

On September 25, 2007, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. During 2007 we repurchased 3,782,500 common shares at a cost of $4.3 million. As of December 31, 2007, $5.7 million remained available for repurchase under the plan and between January 1, 2008 and February 29, 2008 we repurchased an additional 869,500 shares for $655,000.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventories, property and equipment, intangible assets, valuation of share-based payments, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS 123R. We estimate the fair value of share-based payments using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of share-based payments is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of the share-based payments, which results in variation in the compensation cost recognized.

Income Taxes. We record deferred income taxes for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, we conduct a comprehensive review of our uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated balance sheet.

Contractual Payment Obligations

A summary of our contractual obligations as of December 31, 2007 is as follows:

	Payments Due By Period
		Less than 1			More than 5
Contractual Obligation	Total	year	1-3 years	3-5 years	years

Long-term debt [1]	$140,000	$–	$–	$140,000	$–
Interest on long-term debt	8,575	2,450	4,900	1,225	–
Operating leases [2]	8,171	3,230	2,499	2,050	392
Payments on accrued balances related to asset purchases	4,150	4,150	–	–	–
Estimated Q1 2008 purchase commitments to contract manufacturers	9,591	9,591	–	–	–

[1]	The earliest date on which the remaining holders of our 1.75% convertible subordinated debentures due 2024 have the right to require us to purchase all or a portion of the outstanding debentures is May 15, 2011. We expect holders of the debentures to require us to purchase all of the outstanding debentures on that date.

[2]	The operating lease payments above are net of sublease rental income of $644,000, $424,000, $194,000 and $49,000 for the years ending December 31, 2008, 2009, 2010 and 2011 respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning January 1, 2008, excluding selected nonfinancial assets and nonfinancial liabilities, for which it will become effective beginning January 1, 2009. The provisions of SFAS 157 will be applied prospectively, and we do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning January 1, 2008. The provisions of SFAS 159 will be applied prospectively, and we do not expect the adoption of SFAS 159 to have a material impact on our financial position or consolidated results of operations.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires deferral and capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Such amounts should be recognized as an expense as goods are delivered or services are performed. EITF 07-3 is effective for the Company beginning January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141R is effective for our business combinations, if any, occurring after January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

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

As of December 31, 2007, we had convertible subordinated debentures of $140.0 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

Foreign Currency Exchange Rate Risk

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

The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pixelworks, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 and Note 6 to the consolidated financial statements, the Company changed their method of accounting for share-based payment awards effective January 1, 2006 and their method of accounting for uncertain tax positions effective January 1, 2007.

/s/ KPMG LLP

Portland, Oregon
March 12, 2008

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$74,572	$63,095
Short-term marketable securities	34,581	53,985
Accounts receivable, net	6,223	9,315
Inventories, net	11,265	13,809
Prepaid expenses and other current assets	3,791	6,374

Total current assets	130,432	146,578
Long-term marketable securities	9,804	17,504
Property and equipment, net	6,148	21,931
Other assets, net	6,902	9,287
Debt issuance costs, net	2,260	2,922
Acquired intangible assets, net	6,370	9,549

Total assets	$161,916	$207,771

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,992	$8,093
Accrued liabilities and current portion of long-term liabilities	13,848	19,319
Current portion of income taxes payable	232	10,997

Total current liabilities	18,072	38,409
Long-term liabilities, net of current portion	1,236	7,414
Income taxes payable, net of current portion	10,635	–
Long-term debt	140,000	140,000

Total liabilities	169,943	185,823
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 1 share issued and issued and outstanding as of December 31, 2007 and 2006	–	–
Common stock, $0.001 par value; 250,000,000 shares authorized, 45,315,061 and 48,613,826 shares issued and outstanding as of December 31, 2007 and 2006, respectively	333,934	331,567
Exchangeable shares; 1,731,099 shares issued, 12,028 and 47,635 shares outstanding as of December 31, 2007 and 2006, respectively	113	450
Accumulated other comprehensive loss	(4,778)	(3,693)
Accumulated deficit	(337,296)	(306,376)

Total shareholders’ equity (deficit)	(8,027)	21,948

Total liabilities and shareholders’ equity	$161,916	$207,771

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue, net	$105,980	$133,607	$171,704
Cost of revenue(1)	59,273	107,506	108,748

Gross profit	46,707	26,101	62,956
Operating expenses:
Research and development(2)	38,792	57,019	51,814
Selling, general and administrative(3)	25,437	35,053	30,616
Restructuring	13,285	13,316	1,162
Amortization of acquired intangible assets	359	602	1,084
Impairment loss on goodwill	–	133,739	–
Impairment loss on acquired intangible assets	–	1,753	–

Total operating expenses	77,873	241,482	84,676

Loss from operations	(31,166)	(215,381)	(21,720)
Interest income	5,786	5,833	5,658
Interest expense	(2,642)	(2,721)	(2,637)
Amortization of debt issuance costs	(661)	(667)	(710)
Settlement proceeds, net	–	4,800	–
Gain on repurchase of long-term debt, net	–	3,009	–
Realized loss on sale of marketable securities	–	–	(779)

Interest and other income, net	2,483	10,254	1,532

Loss before income taxes	(28,683)	(205,127)	(20,188)
Provision (benefit) for income taxes	2,237	(949)	22,422

Net loss	$(30,920)	$(204,178)	$(42,610)

Net loss per share – basic and diluted	$(0.64)	$(4.23)	$(0.90)

Weighted average shares outstanding – basic and diluted	48,208	48,289	47,337

(1) Includes:
Amortization of acquired developed technology	$2,820	$4,087	$4,515
Restructuring	172	2,119	–
Stock-based compensation	98	208	60
Impairment loss on acquired developed technology	–	21,330	–
Amortization of acquired inventory mark-up	–	26	5,217
Amortization of acquired backlog	–	–	600
(2) Includes stock-based compensation	2,320	3,884	758
(3) Includes stock-based compensation	3,527	5,464	307

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(30,920)	$(204,178)	$(42,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,999	17,667	13,469
Stock-based compensation	5,945	9,556	1,125
Amortization of acquired intangible assets	3,179	4,689	6,199
Net write off of assets and reversal of related liabilities due to restructuring	3,905	11,618	–
Amortization of debt issuance costs	661	667	710
Deferred income tax expense (benefit)	512	(967)	13,636
Accretion on short- and long-term marketable securities	(583)	(246)	(186)
Loss on asset disposals	210	90	180
Other	55	100	150
Impairment losses on goodwill and acquired intangible assets	–	156,822	–
Gain on repurchase of long-term debt, net	–	(3,009)	–
Income tax benefit from stock options	–	–	1,421
Realized loss on sale of marketable securities	–	–	779
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	3,092	10,612	(858)
Inventories, net	2,544	12,768	2,806
Prepaid expenses and other current and long-term assets	3,300	842	(2,340)
Accounts payable	(4,101)	(2,742)	2,581
Accrued current and long-term liabilities	(2,995)	1,041	(3,828)
Income taxes payable	(130)	1,490	7,114

Net cash provided by (used in) operating activities	(1,327)	16,820	348

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	79,482	47,647	263,375
Proceeds from sales and maturities of held-to-maturity marketable securities	–	–	54,928
Purchases of available-for-sale marketable securities	(52,885)	(42,044)	(123,922)
Purchases of held-to-maturities marketable securities	–	–	(36,345)
Acquisition of Equator Technologies, Inc., net of cash acquired	–	–	(104,736)
Payments on equipment and other asset financing	(6,715)	(17,178)	(9,825)
Purchases of property and equipment	(2,886)	(5,255)	(7,915)
Purchases of other assets	(303)	(278)	(1,929)
Proceeds from sales of property and equipment	26	36	61

Net cash provided by (used in) investing activities	16,719	(17,072)	33,692

Cash flows from financing activities:
Repurchase of common stock	(4,269)	–	–
Proceeds from issuances of common stock	354	1,543	1,986
Repurchase of long-term debt	–	(6,800)	–
Debt issuance costs	–	–	(7)

Net cash provided by (used in) financing activities	(3,915)	(5,257)	1,979

Net change in cash and cash equivalents	11,477	(5,509)	36,019
Cash and cash equivalents, beginning of year	63,095	68,604	32,585

Cash and cash equivalents, end of year	$74,572	$63,095	$68,604

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(In thousands, except share data)

					Accumulated				Total
					Other		Deferred		Shareholders’
	Common Stock		Exchangeable Shares		Comprehensive	Comprehensive	Stock-based	Accumulated	Equity
	Shares	Amount	Shares	Amount	Loss	Loss	Compensation	Deficit	(Deficit)

Balance as of December 31, 2004	46,287,752	$304,996	649,453	$6,144	$531		$(60)	$(59,588)	$252,023
Stock issued under stock option and stock purchase plans and associated tax benefits	805,573	2,595	–	–	–		–	–	2,595
Fair value of options assumed in Equator Technologies, Inc. acquisition and associated deferred stock-based compensation	–	8,336	–	–	–		(2,218)	–	6,118
Reversal of deferred stock-based compensation due to terminations	–	(380)	–	–	–		380	–	–
Amortization of deferred stock-based compensation	–	–	–	–	–		1,125	–	1,125
Conversion of exchangeable shares into common stock	74,986	710	(74,986)	(710)	–		–	–	–
Net loss	–	–	–	–	–	$(42,610)	–	(42,610)	(42,610)
Unrealized loss on available-for-sale securities, net of tax of $0	–	–	–	–	(4,034)	(4,034)	–	–	(4,034)

Comprehensive loss						$(46,644)

Balance as of December 31, 2005	47,168,311	316,257	574,467	5,434	(3,503)		(773)	(102,198)	215,217
Stock issued under stock option and stock purchase plans	918,683	1,543	–	–	–		–	–	1,543
Conversion of exchangeable shares into common stock	526,832	4,984	(526,832)	(4,984)	–		–	–	–
Initial adjustment to adopt SFAS 123R	–	(773)	–	–	–		773	–	–
Stock-based compensation expense	–	9,556	–	–	–		–	–	9,556
Net loss	–	–	–	–	–	$(204,178)	–	(204,178)	(204,178)
Unrealized loss on available-for-sale securities, net of tax of $0	–	–	–	–	(142)	(142)	–	–	(142)
Initial adjustment to adopt SFAS 158, net of tax of $16	–	–	–	–	(48)	(48)	–	–	(48)

Comprehensive loss						$(204,368)

Balance as of December 31, 2006	48,613,826	331,567	47,635	450	(3,693)		–	(306,376)	21,948
Stock issued under stock option and stock purchase plans	448,128	354	–	–	–		–	–	354
Repurchase of common stock	(3,782,500)	(4,269)	–	–	–		–	–	(4,269)
Conversion of exchangeable shares into common stock	35,607	337	(35,607)	(337)	–		–	–	–
Stock-based compensation expense	–	5,945	–	–	–		–	–	5,945
Net loss	–	–	–	–	–	$(30,920)	–	(30,920)	(30,920)
Unrealized loss on available-for-sale securities, net of tax of $0	–	–	–	–	(1,090)	(1,090)	–	–	(1,090)
Pension adjustment, net of tax of $2	–	–	–	–	5	5	–	–	5

Comprehensive loss						$(32,005)

Balance as of December 31, 2007	45,315,061	$333,934	12,028	$113	$(4,778)		$–	$(337,296)	$(8,027)

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.	BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal display (“LCD”) televisions and multimedia projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized for a specific digital display or projection device. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit (“IC”) and software solutions. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Consolidated Financial Statements

Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $578, ($151) and $258 for the years ended December 31, 2007, 2006 and 2005, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventories, property and equipment, intangible assets, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We classify all highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents.

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

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation includes qualitative and quantitative factors regarding the severity and duration of the unrealized loss, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and our ability and intent to hold the investment for a period of time to allow for an anticipated recovery in market value.

Short and long-term marketable debt securities have remaining maturities of twelve months or less and greater than twelve months, respectively, at December 31, 2007 and 2006.

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

Acquired Intangible Assets

Acquired intangible assets include developed technology and customer relationships assets at December 31, 2007 and 2006. Intangible assets are amortized on a straight-line basis over their estimated useful lives; developed technology, five to seven years and customer relationships three years.

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

Goodwill

Goodwill represented the excess cost over the fair value of net assets acquired in business combinations. Goodwill was tested annually for impairment and more frequently if events and circumstances indicated that it might be impaired. The impairment tests were performed in accordance with SFAS 142, Goodwill and Other Intangible Assets.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. (“SAB”) 104, Revenue Recognition. Accordingly, we recognize revenue from product sales to customers and distributors upon shipment provided that:

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

A portion of our sales are made to distributors under agreements that grant the distributor limited stock rotation rights and price protection on in-stock inventory. The stock rotation rights allow these distributors to exchange a limited amount of their in-stock inventory for other Pixelworks product. We analyze historical stock rotations at the end of each reporting period. To date, returns under the stock rotation provisions have been nominal, and as a result, we have not recorded a reserve for stock rotations.

Under the price protection provisions, we grant distributors credit if they purchased product for a specific customer and we subsequently lower the price to the customer such that the distributor can no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection is included in our reserve for sales returns and allowances, which is included in accrued liabilities in our consolidated balance sheet.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including stock options, based on the estimated fair value of the awards. Under SFAS 123R, the fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. In March 2005, the SEC issued SAB 107 relating to SFAS 123R, which we have applied in our adoption of SFAS 123R. Upon adoption of SFAS 123R, we elected to attribute the value of stock-based compensation to expense on the straight-line basis over the requisite service period for the entire award.

We used the modified prospective transition method in adopting SFAS 123R. Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. The consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, stock-based compensation was measured as the excess, if any, of the quoted market price of Pixelworks’ common stock on the date of grant, or other measurement date, over the amount that the option holder had to pay to acquire the stock. Deferred stock-based compensation was being amortized on an accelerated basis over the vesting period, consistent with the methodology described in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Had we accounted for stock-based compensation in accordance with SFAS 123 prior to January 1, 2006, our net loss would have approximated the following pro-forma amount:

Year Ended
December 31,
2005

Net loss as reported	$(42,610)
Add: Stock-based compensation included in reported net loss, net of related tax effects	1,125
Deduct: Stock-based compensation determined under the fair value based method, net of related tax effects	(14,913)

Pro-forma net loss	$(56,398)

Reported net loss per share – basic and diluted	$(0.90)

Pro-forma net loss per share – basic and diluted	$(1.19)

Research and Development

Costs associated with research and development activities are expensed as incurred.

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

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”) we conduct a comprehensive review of our uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated balance sheet.

Accumulated Other Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income (loss) and its components. Accumulated other comprehensive loss consists of the following:

	December 31,
	2007	2006

Accumulated net unrealized holding loss on available-for-sale marketable securities	$(4,735)	$(3,645)
Accumulated transition pension obligation under SFAS 158	(48)	(48)
Actuarial gain on pension obligation	5	–

Accumulated other comprehensive loss	$(4,778)	$(3,693)

Leases

We lease various office space and equipment. We classify our leases as either operating or capital lease arrangements in accordance with the criteria of SFAS 13, Accounting for Leases. Certain of our operating leases for office space contain provisions under which monthly rent escalates over time and certain leases also contain provisions for reimbursement of a specified amount of leasehold improvements. When lease agreements contain escalating rent clauses, we recognize rent expense on a straight-line basis over the term of the lease. When lease agreements provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized.

Fair Value of Financial Instruments

The fair value of our current assets and liabilities, including accounts receivable and accounts payable, approximates the carrying value due to the short-term nature of these balances. Our cash equivalents and short- and long-term marketable securities are recorded at fair value in the consolidated balance sheet in accordance with SFAS 115. The fair value of our long-term debt was $99,225 as of December 31, 2007, as compared to its carrying value of $140,000. The fair value of long-term debt at December 31, 2007 is based on the quoted market price of the debt.

Risks and Uncertainties

Concentration of Suppliers

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, short-and long-term marketable securities and accounts receivable. We limit our exposure to credit risk associated with cash equivalent and marketable security balances by placing our funds in various high-quality securities and limiting concentrations of issuers and maturity dates. We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers.

NOTE 3.    BALANCE SHEET COMPONENTS

Short- and Long-Term Marketable Securities

At December 31, 2007 and 2006, all of our marketable securities are classified as available-for-sale in accordance with SFAS 115 and consist of the following:

		Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term marketable securities:
As of December 31, 2007:
Commercial paper	$19,573	$(12)	$19,561
Foreign government debt securities	7,005	(5)	7,000
Corporate debt securities	5,581	(5)	5,576
US government agencies debt securities	2,444	–	2,444

	$34,603	$(22)	$34,581

As of December 31, 2006:
Auction rate securities	$29,000	$–	$29,000
US government agencies debt securities	14,630	(14)	14,616
Commercial paper	6,195	(4)	6,191
Corporate debt securities	1,984	1	1,985
Foreign government debt securities	1,208	(17)	1,191
Municipal debt securities	1,002	–	1,002

	$54,019	$(34)	$53,985

Long-term marketable securities:
As of December 31, 2007:
Equity security	$10,000	$(4,810)	$5,190
US government agencies debt securities	3,541	81	3,622
Corporate debt securities	976	16	992

	$14,517	$(4,713)	$9,804

As of December 31, 2006:
Equity security	$10,000	$(3,560)	$6,440
US government agencies debt securities	6,026	(25)	6,001
Corporate debt securities	3,535	(18)	3,517
Foreign government debt securities	1,554	(8)	1,546

	$21,115	$(3,611)	$17,504

As of December 31, 2007, the unrealized loss on securities in an unrealized loss position for more than one year was $4,818. This loss consists primarily of our long-term equity security, which has an unrealized loss of $4,810 at December 31, 2007. We analyzed the severity and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Additionally, we evaluated our ability and intent to hold this investment for a period of time necessary to allow for a full recovery. Based on our analysis, we determined that the unrealized loss is temporary as of December 31, 2007.

During the years ended December 31, 2007 and 2005, we had sales of marketable securities prior to maturity of $970 and $102,576, respectively, which are included in proceeds from sales and maturities of available-for-sale marketable securities in the consolidated statements of cash flows. There was no realized gain or loss on the sales during the year ended December 31, 2007, and the realized loss on the sales during the year ended December 31, 2005 was $779. We did not have any sales of marketable securities prior to maturity during the year ended December 31, 2006.

Maturities of long-term marketable securities range from one to two years at December 31, 2007.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
	2007	2006

Accounts receivable, gross	$6,765	$9,515
Allowance for doubtful accounts	(542)	(200)

Accounts receivable, net	$6,223	$9,315

The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$200	$212	$212
Provision	483	–	–
Recoveries	(141)	(12)	–

Balance at end of year	$542	$200	$212

Inventories, Net

Inventories, net consists of the following:

	December 31,
	2007	2006

Finished goods	$12,733	$15,409
Work-in-process	4,482	4,350

	17,215	19,759
Reserve for slow moving and obsolete items	(5,950)	(5,950)

Inventories, net	$11,265	$13,809

The following is a summary of the change in our reserve for slow-moving and obsolete items:

	Year Ended December 31,
	2007	2006	2005

Balance at beginning of year	$5,950	$1,396	$1,589
Provision	4,365	6,215	1,332
Usage:
Scrap	(2,376)	(1,282)	(730)
Sales	(1,989)	(379)	(795)

Total usage	(4,365)	(1,661)	(1,525)

Balance at end of year	$5,950	$5,950	$1,396

Based upon our forecast and backlog we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at December 31, 2007. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. During the year ended December 31, 2007, we sold $1,989 of previously reserved inventory due to unanticipated demand for products nearing end-of-life. It is not possible for us to predict if or when this may happen again, or how much we may sell. If such sales occur, we do not expect that they will have a material impact on our gross profit margin.

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2007	2006

Software	$6,909	$39,042
Equipment, furniture and fixtures	6,401	18,515
Tooling	1,035	5,003
Leasehold improvements	2,764	3,365

	17,109	65,925
Accumulated depreciation and amortization	(10,961)	(43,994)

Property and equipment, net	$6,148	$21,931

Software amortization was $8,374, $7,620 and $5,781 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $3,762, $5,396 and $4,687 for the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2007, we wrote-off $40,096 of unused, fully depreciated or amortized assets. As the assets had $0 net book value, no gain or loss was recognized on the write off. Additionally, during the years ended December 31, 2007 and 2006 we wrote off property and equipment assets as a result of our restructuring plans. See Note 5.

Other Assets, Net

Other assets, net consists primarily of licensed technology as of December 31, 2007 and 2006. Amortization of licensed technology was $1,863, $4,651 and $3,001 for the years ended December 31, 2007, 2006 and 2005, respectively.

During the fourth quarter of 2006, we wrote off licensed technology assets with a net book value of $9,223. The loss on these disposals is included in restructuring in our consolidated statement of operations for the year ended December 31, 2006. These assets were written off based on our decision to no longer pursue development of projects that incorporate the technology, and there were no alternate future uses for the technology. See Note 5.

Acquired Intangible Assets, Net

Acquired intangible assets, net consists of the following:

	December 31,
	2007	2006

Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859
Accumulated amortization:
Developed technology	(12,964)	(10,144)
Customer relationships	(1,525)	(1,166)

	(14,489)	(11,310)

Acquired intangible assets, net	$6,370	$9,549

In April 2006, we initiated a plan to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired as a result of our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005 with our advanced television technology product development. We are no longer pursuing stand-alone advanced media processor markets that are not core to advanced television. As a result of this change, we performed an impairment analysis in accordance with SFAS 144 as of March 31, 2006 on acquired intangible assets. We recorded impairment losses on the developed technology, customer relationships and trademark intangible assets acquired from Equator. The impairment losses were equal to the excess of the carrying value over the estimated fair value of these intangible assets. Estimated fair value was determined using the discounted cash flow method. The new cost basis of these acquired intangible assets is being amortized over their remaining useful lives. The impairment loss of $23,083 is included in our statement of operations for the year ended December 31, 2006, of which $21,330 is related to developed technology and is included in cost of revenue.

Amortization expense was $3,179, $4,689 and $6,199 for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated future amortization expense is as follows:

Year ending December 31:
2008	$2,984
2009	2,336
2010	1,050

$6,370

Goodwill

We recorded goodwill in connection with our acquisitions of Equator in June 2005, nDSP Corporation (“nDSP”) in January 2002 and Panstera, Inc. (“Panstera”) in January 2001. As the market value of our common stock fell below our book value during the second quarter of 2006, we performed a goodwill impairment test on June 30, 2006. As a result of this analysis, we recorded an impairment loss on goodwill of $133,739 in the second quarter of 2006. We calculated the impairment loss based on an allocation of the fair value of the Company’s equity to the fair value of the Company’s assets and liabilities in a manner similar to a purchase price allocation in a business combination. In the allocation, goodwill was determined to have no implied fair value and as a result, the entire balance was written off.

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consists of the following:

	December 31,
	2007	2006

Current portion of accrued liabilities for asset financings	$4,150	$7,733
Accrued payroll and related liabilities	3,366	4,937
Accrued costs related to restructuring	2,918	1,955
Reserve for warranty returns	932	662
Accrued interest payable	405	399
Accrued commissions and royalties	381	693
Reserve for sales returns and allowances	175	479
Other	1,521	2,461

	$13,848	$19,319

From time to time, we have acquired software and licensed technology assets under purchase agreements that provide extended payment terms. The payment periods vary, but generally extend over a period of one month to two years. We are obligated to make all payments accrued, and there are no contingencies attached to any of the agreements.

The following is a summary of the changes in our reserves for sales returns and allowances and warranty returns:

	Year Ended December 31,
	2007	2006	2005

Reserve for warranty returns:
Balance at beginning of year	$662	$577	$419
Provision	1,418	990	813
Charge offs	(1,148)	(905)	(655)

Balance at end of year	$932	$662	$577

Reserve for sales returns and allowances:
Balance at beginning of year	$479	$237	$524
Provision	123	665	52
Charge offs	(427)	(423)	(339)

Balance at end of year	$175	$479	$237

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion consists of the following:

	December 31,
	2007	2006

Deferred rent	$619	$622
Accrued costs related to restructuring	353	762
Payroll and related liabilities	181	467
Other	83	–
Accrued liabilities for asset financings	–	5,563

	$1,236	$7,414

Long-Term Debt and Debt Issuance Costs

On May 18, 2004, we issued $125,000 of convertible subordinated debentures (the “debentures”) due 2024 in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), and outside of the United States in accordance with Regulation S under the Securities Act. On June 4, 2004, we issued an additional $25,000 of debentures pursuant to the exercise of an option granted to the initial purchasers. The debentures have been registered with the SEC for resale under the Securities Act.

In February 2006, we repurchased in the open market, and retired, $10,000 of our outstanding debentures for $6,800 in cash. We recognized a gain on the repurchase of $3,200, which is included in other income in our statement of operations for the year ended December 31, 2006 net of a write-off of debt issuance costs of $191. As of December 31, 2007, we have $140,000 of the debentures outstanding.

In January 2008, we commenced a modified dutch auction tender offer for a portion of our outstanding debentures. We offered to purchase, for cash, up to $50,000 aggregate principal amount of the outstanding debentures at a price not greater than $0.75 nor less than $0.68 per $1 principal amount, plus accrued and unpaid interest thereon. The tender offer expired on February 28, 2008, and on March 5, 2008, we announced that we had accepted for purchase $50,248 aggregate principal amount of our convertible debentures at a purchase price of $0.74 per $1 principal amount plus accrued and unpaid interest up to, but not including, the date of purchase for a total cost of $37,450. $248 of the principal amount of convertible debentures accepted for purchase were accepted pursuant to our right under applicable securities laws, to purchase up to an additional 2% of the outstanding convertible debentures without extending the tender offer. The total amount of outstanding debentures after the purchase was $89,752.

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

The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, and are effectively subordinated to all existing and future debt of our subsidiaries. At December 31, 2007, we had no senior debt outstanding and our subsidiaries had approximately $2,571 of liabilities to which the debentures were effectively subordinated.

The debentures meet the definition of conventional convertible debt in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. We have evaluated each of the put, call and conversion features of the debentures and concluded that none of these features constitute embedded derivatives that must be bifurcated from the host contract and accounted for as derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and include exchangeable shares. The exchangeable shares, which were issued on September 6, 2002 by Jaldi Semiconductor Corporation (“Jaldi”), our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock.

Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our debentures, using the if-converted method, when such conversion is dilutive. As the Company was in a net loss position for the years ended December 31, 2007, 2006 and 2005, net loss and weighted average shares used in the calculation of diluted net loss per share were the same as net loss and weighted average shares used in calculation of basic net loss per share.

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive:

	Year Ended December 31,
	2007	2006	2005

Stock options	5,888,680	8,612,964	8,990,140
Conversion of debentures	5,748,778	5,797,716	6,159,405

NOTE 5.	RESTRUCTURINGS

In November 2006, we initiated a restructuring plan to reduce operating expenses and continued to implement this plan throughout 2007. This plan includes consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency.

In April 2006, we initiated a restructuring plan to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the IPTV technology that we acquired from Equator with our advanced television technology developments and no longer pursuing stand-alone advanced media processor markets.

In October 2005, we initiated a restructuring plan to improve the effectiveness and timeliness of our product development programs in an effort to reduce our overall development costs. The restructuring resulted in a reduction-in-force during the fourth quarter of 2005.

Total restructuring expense included in our consolidated statements of operations is comprised of the following:

	Year Ended December 31,
	2007	2006	2005

Cost of revenue – restructuring:
Termination and retention benefits	$172	$47	$–
Licensed technology and tooling write offs	–	2,072	–

	172	2,119	–
Operating expenses – restructuring:
Termination and retention benefits	5,248	2,734	1,162
Net write off of assets and reversal of related liabilities	3,905	9,546	–
Contract termination fee	1,693	–	–
Consolidation of leased space	1,524	1,036	–
Payments, non-cancelable contracts	827	–	–
Other	88	–	–

	13,285	13,316	1,162

Total restructuring expense	$13,457	$15,435	$1,162

The termination and retention benefits recorded during the years ended December 31, 2007 and 2006 included severance and retention payments for terminated employees and retention payments for certain continuing employees. Benefits recorded during the year ended December 31, 2005 consisted of severance payments for terminated employees.

The net write off of assets and reversal of related liabilities recorded during the year ended December 31, 2007 included the write off of assets with a net book value of $6,905 and the reversal of an accrued liability of $3,000. The assets written off and the liability reversed related primarily to engineering software tools which we are no longer using due to restructuring-related reductions in research and development personnel and changes in product development strategy. We also paid a contract termination fee of $1,693 during the year ended December 31, 2007 to cancel one of the engineering software licenses prior to its expiration. The assets written off during the year ended December 31, 2006 consisted primarily of licensed technology and tooling.

Expenses related to the consolidation of leased space during the years ended December 31, 2007 and 2006 included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

Non-cancelable contract payments during the year ended December 31, 2007 consist of amounts that we were obligated to pay, but for which we will not realize a benefit due to the restructuring plans.

We expect to incur additional restructuring expenses in 2008 as we continue implementing the restructuring plan announced in November 2006.

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a rollforward of the accrued liabilities related to the restructuring plans for the years ended December 31, 2007 and 2006:

	Balance as of			Balance as of
	December 31,			December 31,
	2006	Expensed	Payments	2007

Lease termination costs	$1,524	$1,524	$(2,049)	$999
Termination and retention benefits	1,193	5,420	(4,855)	1,758
Contract termination and other costs	–	2,520	(2,006)	514

Total	$2,717	$9,464	$(8,910)	$3,271

	Balance as of			Balance as of
	December 31,			December 31,
	2005	Expensed	Payments	2006

Lease termination costs	$–	$1,905	$(381)	$1,524
Termination and retention benefits	–	2,781	(1,588)	1,193

Total	$–	$4,686	$(1,969)	$2,717

NOTE 6.	INCOME TAXES

Current and Deferred Income Tax Expense (Benefit)

Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2007	2006	2005

Domestic	$(31,614)	$(206,239)	$(21,482)
Foreign	2,931	1,112	1,294

	$(28,683)	$(205,127)	$(20,188)

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$55	$(1,535)	$73
State	6	4	260
Foreign	1,664	1,549	8,453

Total current	1,725	18	8,786
Deferred:
Federal	–	–	11,754
State	–	–	1,882
Foreign	512	(967)	–

Total deferred	512	(967)	13,636

Income tax expense (benefit)	$2,237	$(949)	$22,422

The significant components of deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2007	2006	2005

Change in gross deferred tax assets and liabilities	$(6,915)	$(49,304)	$(57,359)
Deferred tax assets reducing goodwill	–	–	7,445
Increase in valuation allowance for deferred tax assets	7,427	48,337	63,550

Deferred income tax expense (benefit)	$512	$(967)	$13,636

For the year ended December 31, 2005, $8,257 and $609 of income tax benefit has been allocated to goodwill and shareholders’ equity, respectively. Of the $8,257 benefit allocated to goodwill, $812 related to the income tax benefit of stock options.

The significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes are as follows:

	Year Ended December 31,
	2007	2006	2005

Expected income tax rate	35%	35%	35%
Increase (decrease) resulting from:
Change in valuation allowance	(40)	(13)	(192)
Impairment loss on goodwill	–	(23)	–
Research and experimentation credit	1	1	21
Increase (decrease) in deferred tax rates	(1)	–	13
Increase in beginning balance of acquired deferred tax assets	–	–	11
Foreign tax refund	–	–	3
Difference between financial and tax reporting for stock option exercises	–	–	(2)
State income taxes, net of federal tax benefit	–	1	2
Amortization of acquired intellectual property, assembled workforce and deferred tax charge	–	–	1
Other	(3)	(1)	(3)

Actual tax expense	(8)%	–%	(111)%

Deferred Tax Assets, Liabilities and Valuation Allowance

The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$89,836	$80,074
Research and experimentation credit carryforwards	21,152	25,709
Foreign tax credit carryforwards	9,486	8,048
Deferred compensation	2,975	3,315
Reserves and accrued expenses	3,734	3,124
Depreciation	1,797	2,680
Accrued vacation	253	570
Other	2,282	2,252

Total gross deferred tax assets	131,515	125,772
Deferred tax liability – amortization	(2,350)	(3,522)
Less valuation allowance	(128,304)	(120,877)

Net deferred tax assets	$861	$1,373

The current portion of the net deferred tax asset balance is $37 and $445 as of December 31, 2007 and 2006, respectively. The current portion is included in prepaid expenses and other current assets in the consolidated balance sheet. The non-current portion of the net deferred tax asset balance is $824 and $928 as of December 31, 2007 and 2006, respectively. The non-current portion is included in other assets, net in the consolidated balance sheet, and is partially offset by a contingency reserve of $406, which is included in income taxes payable.

We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets at December 31, 2007 and 2006 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.

The net increase in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was $7,427, $48,337, and $63,550, respectively. The increase in 2005 included $38,773 which was allocated to the statement of operations and $24,777 which was added to offset tax assets acquired from Equator for which we did not believe we could realized a benefit.

If recognized due to the reversal of valuation allowance, certain tax benefits in the amount of $5,798 will be allocated to acquired intangible assets.

As of December 31, 2007, we have federal, state and foreign net operating loss carryforwards of approximately $227,027, $89,079 and $7,457, respectively, which will expire between 2008 and 2027. As of December 31, 2007, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $12,722, $4,054 and $4,377, respectively, which began expiring in 2007. We have a general foreign tax credit of $1,195 which will begin expiring in 2017.

Utilization of a portion of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change subject to these provisions occurred for nDSP in 2002 and Equator in 2005 when we acquired these entities. Additionally, we have undertaken a study to determine whether an ownership change has occurred for Pixelworks, Inc. We are uncertain if such a change has occurred and, if it has, by how much our net operating loss and credit carryforwards may be limited. We anticipate completion of this analysis by the end of the first quarter of 2008.

We had undistributed earnings of foreign subsidiaries of approximately $1,178 as of December 31, 2007, for which deferred taxes have not been provided. These earnings are considered indefinitely invested outside of the United States. If repatriated, some of these earnings could generate foreign tax credits that may reduce the federal tax liability associated with any future foreign dividend. We have determined that undistributed earnings and profits of our Canadian subsidiary are no longer indefinitely reinvested offshore as we intend to consolidate North American offices.

During the year ended December 31, 2007 our Chinese subsidiary achieved designation as an integrated circuit design company, allowing us to benefit from a tax holiday in 2007 and 2008 and a 50% reduction to the applicable corporate rate in 2009, 2010 and 2011. The change in enacted tax rate resulted in the reversal of previously recorded deferred tax assets of $307 during the year ended December 31, 2007. This expense was recorded in the statement of operations and the impact on net loss per share was not significant.

Uncertain Tax Positions

We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. On January 1, 2007, we adopted FIN 48. As a result, we conducted a comprehensive review of our uncertain tax positions. We did not record any adjustment to retained earnings as a result of this analysis. As of January 1, 2007, the amount of our uncertain tax positions was a liability of $10,490. As of December 31, 2007, the amount of our uncertain tax positions is a liability of $10,635.

The following is a summary of the change in our liability for uncertain tax positions and interest and penalties for the year ended December 31, 2007:

Uncertain tax positions:
Balance as of December 31, 2006	$8,743
Accrual for positions taken in a prior year	334
Accrual for positions taken in current year	200
Settlements	(738)

Balance as of December 31, 2007	$8,539

Interest and penalties:
Balance as of December 31, 2006	$1,747
Accrual for positions taken in a prior year	451
Settlements	(102)

Balance as of December 31, 2007	$2,096

We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations. We recognized net interest and penalties of $451 during the year ended December 31, 2007, $387 during the year ended December 31, 2006, and $781 during the year ended December 31, 2005.

We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $559 within the next twelve months due to the expiration of statutes of limitations in a foreign jurisdiction.

Our major taxing jurisdictions include the United States and various foreign locations. We are no longer subject to U.S. federal examinations for years before 2004. We are subject to potential tax examinations in foreign locations for years 2002 through 2007. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We were not subject to, nor had we received any notice of, income tax examinations as of December 31, 2007.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Royalties

We license technology from third parties and have agreed to pay certain suppliers a per unit royalty based on either the number of chips sold or manufactured, or the net sales price of the chips containing the licensed technology. Royalty expense was $2,073, $2,767 and $3,056 for the years ended December 31, 2007, 2006 and 2005, respectively, which is included in cost of revenue in the consolidated statements of operations.

401(k) Plan

We have a profit-sharing plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during 2007, 2006 or 2005.

Leases

At December 31, 2007, future minimum payments under operating leases are as follows:

Year Ending December 31:
2008	$3,230
2009	1,486
2010	1,013
2011	1,118
2012	932
Thereafter	392

$8,171

Minimum lease payments above are net of sublease rentals of $644, $424, $194 and $49, for the years ended December 31, 2008 through 2011, respectively. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2,747, $4,437 and $4,381, respectively.

Contract Manufacturers

In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with FASB Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The indemnification is limited to the amount paid by the customer. As of December 31, 2007, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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

NOTE 8.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2007	2006	2005

Cash paid during the year for:
Interest	$2,618	$2,657	$2,638
Income taxes, net of refunds received	101	123	1,691
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,818	$5,822	$28,820
Increase in leasehold improvements and deferred rent related to a tenant improvement allowance received	–	1,002	–
Value of options assumed in the acquisition of Equator	–	–	8,336

NOTE 9.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock.

As of December 31, 2007 and 2006, there is one series of preferred stock designated as the Special Voting Share Series, of which there is one voting share issued and outstanding. The series was designated and the share was issued in 2002 in connection with our Jaldi asset acquisition. The voting share entitles the holders of exchangeable shares (see below) to vote on any matters that come before the Pixelworks common shareholders.

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

Stock Incentive Plans

On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), under which 4,000,000 shares of our common stock may be issued. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, “Old Stock Incentive Plans”). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2007, 1,877,706 shares were available for grant under the 2006 Plan.

Stock Options

Options granted must generally be exercised while the individual is an employee and within seven or ten years of the date of grant. Our new hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant and 2.083% on the last day of every month thereafter for a total of 36 additional increments. During August 2006, we changed our merit vesting schedule to provide that merit-type awards become exercisable monthly over a period of three years. Prior to August 2006, our merit vesting schedule provided that options become exercisable monthly over a period of four years, with 10% becoming exercisable in the first year, 20% becoming exercisable in the second year, 30% becoming exercisable in the third year and 40% becoming exercisable in the fourth year. The following is a summary of stock option activity:

		Weighted
		average
	Number	exercise
	of shares	price

Options outstanding as of December 31, 2004	7,525,135	$11.63
Granted	2,560,030	8.48
Exchanged in acquisition	1,263,417	1.26
Exercised	(608,754)	1.05
Forfeited	(1,115,023)	10.58
Expired	(461,323)	12.73

Options outstanding as of December 31, 2005	9,163,482	10.09
Granted	3,130,955	3.46
Exercised	(558,192)	0.81
Forfeited	(2,287,616)	9.25
Expired	(2,604,344)	12.14

Options outstanding as of December 31, 2006	6,844,285	7.32
Granted	1,252,755	1.63
Exercised	(72,584)	0.51
Forfeited	(1,799,096)	4.74
Expired	(1,411,572)	9.16

Options outstanding as of December 31, 2007	4,813,788	$6.36

In connection with our acquisition of Equator in 2005, we assumed the Equator Technologies, Inc. 1996 Stock Incentive Plan and certain stand-alone Equator stock option plans and issued 1,263,417 options to purchase Pixelworks common stock in exchange for Equator options outstanding.

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

The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding as of	remaining	average	exercisable as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
Exercise prices	2007	life	price	2007	price

$ 0.07 - $ 2.00	937,448	8.44	$1.40	204,750	$1.05
2.01 - 4.00	1,203,620	7.35	2.44	586,091	2.45
4.01 - 6.00	487,134	7.73	4.89	184,620	4.92
6.01 - 8.00	778,308	5.53	7.15	675,460	7.12
8.01 - 10.00	700,240	6.25	9.14	528,567	9.11
10.01 - 12.00	25,162	6.09	10.92	20,326	11.00
12.01 - 14.00	6,533	4.54	13.40	6,533	13.40
14.01 - 16.00	261,343	6.08	15.37	241,784	15.38
16.01 - 23.00	414,000	3.82	18.42	411,240	18.42

$ 0.07 - $23.00	4,813,788	6.76	$6.36	2,859,371	$8.32

During the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised was $82 and $1,619, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our deferred tax assets. As of December 31, 2007, options outstanding had a total intrinsic value of $43.

Options outstanding that have vested and are expected to vest as of December 31, 2007 are as follows:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	shares	exercise price	term	intrinsic value

Vested	2,859,371	$8.32	5.55	$37
Expected to vest	1,163,704	3.31	8.55	3

Total	4,023,075	$6.87	6.42	$40

Restricted Stock Awards

During the year ended December 31, 2007, we granted one restricted stock award for 150,000 shares with a fair value of $1.42 per share. As of December 31, 2007, the award was fully vested and there were no unvested stock awards outstanding. No restricted stock awards were granted during 2006 and there were no unvested restricted stock awards outstanding at December 31, 2006.

Employee Stock Purchase Plan

A total of 1,995,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the years ended December 31, 2007, 2006 and 2005, we issued 225,544, 360,491 and 196,819 shares under the ESPP for proceeds of $317, $1,091 and $1,347, respectively. As of December 31, 2007, there were 560,888 shares available for issuance under the ESPP.

Stock-Based Compensation Expense

The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Stock Option Plans:
Risk free interest rate	4.65%	4.00%	3.95%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.2	3.6	4.7
Volatility	70%	61%	90%
Employee Stock Purchase Plan:
Risk free interest rate	5.09%	4.91%	3.13%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Volatility	55%	57%	68%

The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $1.02, $1.89 and $5.91, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. The expected term is estimated using expected and historical exercise behavior. The expected volatility is estimated using historical calculated volatility and considers factors such as future events or circumstances that could impact volatility.

As of December 31, 2007, unrecognized compensation cost is $4,168, which is expected to be recognized as compensation expense over a weighted average period of 2.2 years.

No stock-based compensation cost was capitalized as part of an asset during the years ended December 31, 2007 and 2006. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the years ended December 31, 2007 and 2006.

Stock Repurchase

On September 25, 2007, we announced a share repurchase program under which the Board of Directors authorized the repurchase of up to $10,000 of the Company’s common stock over the next twelve months. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During 2007 we repurchased 3,782,500 common shares at a cost of $4,269. As of December 31, 2007, $5,731 remained available for repurchase under the plan. Additionally, between January 1, 2008 and February 29, 2008, we repurchased an additional 869,500 shares of our common stock for $655 under the plan approved in September 2007.

NOTE 10.	SEGMENT INFORMATION

In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2007	2006	2005

Japan	$60,135	$58,958	$56,770
Taiwan	12,053	17,798	29,752
Korea	8,338	12,055	15,396
Europe	6,734	9,035	25,861
China	6,253	18,098	23,884
U.S.	4,627	5,571	6,324
Canada	–	6,821	4,826
Other	7,840	5,271	8,891

	$105,980	$133,607	$171,704

Significant Customers

Sales to distributors represented 57%, 52%, and 46% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. One distributor accounted for more than 10% of total revenue for each of the years ended December 31, 2007, 2006 and 2005. This distributor represented 33%, 26% and 22% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

End customers include customers who purchase directly from the Company, as well as customers who purchase products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 47%, 39% and 34% of revenue for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, one end customer represented 21%, 15% and 10% of revenue, respectively.

Each of the following accounts represented 10% or more of gross accounts receivable:

	December 31,
	2007	2006

Account A	27%	23%
Account B	21%	10%
Account C	3%	13%
Account D	0%	10%

NOTE 11.    ACQUISITION

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

NOTE 12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31

2007
Revenue, net	$23,981	$26,896	$28,133	$26,970
Gross profit	9,853	11,602	12,108	13,144
Loss from operations	(12,505)	(7,811)	(4,285)	(6,565)
Loss before income taxes	(11,800)	(7,221)	(3,654)	(6,008)
Net loss	(12,422)	(7,620)	(4,429)	(6,449)
Net loss per share – basic and diluted	(0.25)	(0.16)	(0.09)	(0.14)

2006
Revenue, net	$36,559	$30,910	$36,309	$29,829
Gross profit (loss)	(8,484)	11,588	13,615	9,382
Loss from operations	(36,267)	(145,923)	(10,705)	(22,486)
Loss before income taxes	(32,803)	(145,368)	(10,017)	(16,939)
Net loss	(33,055)	(145,569)	(10,104)	(15,450)
Net loss per share – basic and diluted	(0.69)	(3.02)	(0.21)	(0.32)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined under Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the 1934 Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:

We have audited Pixelworks, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pixelworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pixelworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Portland, Oregon
March 12, 2008

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors, executive officers and corporate governance of the Company is set forth in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation is included in our 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is included in our 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions and director independence is included in our 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is set forth in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.    Financial Statements.

The following financial statements are included in Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(a) 2.    Financial Statement Schedules.

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(a)	3. Exhibits.

The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit
Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
3.2	First Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.2	Third Amended Registration Rights Agreement dated February 22, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.3	Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.4	Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.5	Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.6	Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).+
10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005).+
10.3	Pixelworks, Inc. 2000 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on March 23, 2005).+
10.4	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001).+
10.5	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 17, 2005).+
10.6	Pixelworks, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 11, 2006).+
10.7	Chair and Board Service Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+
10.8	CEO Transition Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+
10.9	Transition Employment Agreement dated and effective December 12, 2006, by and between Hans Olsen and Pixelworks, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+
10.10	Severance Agreement dated and effective December 12, 2006, by and between Hans Olsen and Pixelworks, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+

Exhibit
Number		Description

10.11		Pixelworks, Inc. 2007 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).+
10.12		Restricted Stock Award Agreement dated May 3, 2007 between Pixelworks, Inc. and Hans H. Olsen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+
10.13		Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+
10.14		Severance Agreement dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+
10.16		Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
10.17		License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
10.18		Office Lease dated June 20, 2005 and commencing March 1, 2006, by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust VI (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 12, 2007).
10.19		Office Lease dated October 2, 2007 and commencing November 1, 2007 by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust VI.
10.20		Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).
10.21		Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.22		Amendment No. 1 to Office Lease dated July 7, 2005, by and between Equator Technologies, Inc. and 520 Pike Street, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2005).
21		Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed March 13, 2006).
23		Consent of KPMG LLP.
31.1		Certification of Chief Executive Officer.
31.2		Certification of Chief Financial Officer.
32	.1*	Certification of Chief Executive Officer.
32	.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

By:	/s/ Bruce A. Walicek
Bruce A. Walicek
Interim President and
Chief Executive Officer

Dated: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Walicek Bruce A. Walicek	Interim President and Chief Executive Officer	March 12, 2008

/s/ Steven L. Moore Steven L. Moore	Vice President, Chief Financial Officer and Secretary	March 12, 2008

/s/ Allen H. Alley Allen H. Alley	Chairman of the Board	March 12, 2008

/s/ Mark A. Christensen Mark A. Christensen	Director	March 12, 2008

/s/ James R. Fiebiger James R. Fiebiger	Director	March 12, 2008

/s/ C. Scott Gibson C. Scott Gibson	Director	March 12, 2008

/s/ Daniel J. Heneghan Daniel J. Heneghan	Director	March 12, 2008

/s/ Bruce A. Walicek Bruce A. Walicek	Director	March 12, 2008