Form 10-Q
period 2008-03-31
PIXELWORKS, INC
filed 2008-05-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☑
Number of shares of Common Stock outstanding as of April 30, 2008: 43,784,946

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$45,314	$74,572
Short term marketable securities	27,920	34,581
Accounts receivable, net	5,844	6,223
Inventories, net	8,253	11,265
Prepaid expenses and other current assets	4,465	3,791

Total current assets	91,796	130,432

Long term marketable securities	8,177	9,804
Property and equipment, net	6,188	6,148
Other assets, net	7,276	6,902
Debt issuance costs, net	1,362	2,260
Acquired intangible assets, net	5,576	6,370

Total assets	$120,375	$161,916

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,751	$3,992
Accrued liabilities and current portion of long-term liabilities	11,864	13,848
Current portion of income taxes payable	208	232

Total current liabilities	15,823	18,072

Long-term liabilities, net of current portion	1,723	1,236
Income taxes payable, net of current portion	10,250	10,635
Long-term debt	89,752	140,000

Total liabilities	117,548	169,943

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock	—	—
Common stock	333,776	333,934
Shares exchangeable into common stock	—	113
Accumulated other comprehensive income (loss)	214	(4,778)
Accumulated deficit	(331,163)	(337,296)

Total shareholders’ equity (deficit)	2,827	(8,027)

Total liabilities and shareholders’ equity	$120,375	$161,916

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue, net	$23,976	$23,981
Cost of revenue (1)	12,305	14,128

Gross profit	11,671	9,853

Operating expenses:
Research and development (2)	6,722	11,975
Selling, general and administrative (3)	4,686	7,525
Restructuring	1,008	2,768
Amortization of acquired intangible assets	90	90

Total operating expenses	12,506	22,358

Loss from operations	(835)	(12,505)

Gain on repurchase of long-term debt, net	11,557	—
Other-than-temporary impairment of marketable security	(6,490)	—
Interest income	983	1,527
Interest expense	(573)	(657)
Amortization of debt issuance costs	(146)	(165)

Interest and other income, net	5,331	705

Income (loss) before income taxes	4,496	(11,800)

Provision (benefit) for income taxes	(1,637)	622

Net income (loss)	$6,133	$(12,422)

Net income (loss) per share — basic and diluted	$0.14	$(0.25)

Weighted averages shares outstanding:
Basic	44,791	48,780

Diluted	49,943	48,780

(1) Includes:
Amortization of acquired developed technology	$705	$705
Restructuring	—	101
Stock-based compensation	18	20
(2) Includes stock-based compensation	449	670
(3) Includes stock-based compensation	425	1,033
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,133	$(12,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(11,557)	—
Other than temporary impairment of marketable security	6,490	—
Depreciation and amortization	1,706	3,886
Stock-based compensation	892	1,723
Amortization of acquired intangible assets	794	795
Deferred income tax benefit	(446)	—
Accretion on short- and long term marketable securities	(194)	(70)
Amortization of debt issuance costs	146	165
Loss on asset disposals	33	49
Other	12	(66)
Changes in operating assets and liabilities:
Accounts receivable, net	379	(3,324)
Inventories, net	3,012	(83)
Prepaid expenses and other current and long-term assets, net	(952)	689
Accounts payable	(241)	1,264
Accrued current and long-term liabilities	(667)	(2,181)
Income taxes payable	(409)	(624)

Net cash provided by (used in) operating activities	5,131	(10,199)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	22,174	22,602
Purchases of marketable securities	(15,189)	(6,324)
Payments on asset financings	(1,803)	(2,116)
Purchases of property and equipment	(473)	(694)
Proceeds from sales of property and equipment	4	—

Net cash provided by investing activities	4,713	13,468

Cash flows from financing activities:
Repurchase of long-term debt	(37,939)	—
Repurchase of common stock	(1,198)	—
Proceeds from issuances of common stock	35	243

Net cash provided by (used in) financing activities	(39,102)	243

Net change in cash and cash equivalents	(29,258)	3,512
Cash and cash equivalents, beginning of period	74,572	63,095

Cash and cash equivalents, end of period	$45,314	$66,607

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
The financial information included herein for the three month periods ended March 31, 2008 and 2007 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2007 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 12, 2008, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2008.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to valuation of short- and long-term marketable securities, product returns, warranty obligations, bad debts, inventories, property and equipment, intangible assets, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

Reclassifications
Certain reclassifications have been made to the 2007 condensed consolidated financial statements to conform with the 2008 presentation.
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of March 31, 2008 and December 31, 2007, all of our short- and long-term marketable securities are classified as available-for-sale.
Unrealized holding gains (losses) on short- and long-term available-for-sale securities, net of tax, were $89 and $168, respectively, as of March 31, 2008 and ($22) and ($4,713), respectively, as of December 31, 2007. These unrealized holding gains and losses are recorded in accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit), in the condensed consolidated balance sheets.
On March 31, 2008 we analyzed our long-term equity security for other-than-temporary impairment in accordance with Financial Accounting Standards Board (“FASB”) Staff Position 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As of March 31, 2008, the fair value of our investment had decreased $6,490 from our cost basis of $10,000 to $3,510. After reviewing the investment’s rapid decline in value from December 31, 2007 to March 31, 2008, the extended duration of time which the fair value of the investment had been below our cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors, we determined that we will not recover the cost basis of the investment. Accordingly, we recognized an other-than-temporary impairment loss of $6,490 in our statement of operations during the three months ended March 31, 2008. At December 31, 2007, $4,810 unrealized loss was included in accumulated other comprehensive loss.
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

	March 31,	December 31,
	2008	2007
Accounts receivable, gross	$6,386	$6,765
Less: allowance for doubtful accounts	(542)	(542)

Accounts receivable, net	$5,844	$6,223

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$542	$200
Provision	—	313
Recoveries	—	—

Balance at end of period	$542	$513

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Inventories, net consists of the following:

	March 31,	December 31,
	2008	2007
Finished goods	$8,106	$12,733
Work-in-process	5,779	4,482

	13,885	17,215
Less: reserve for slow-moving and obsolete items	(5,632)	(5,950)

Inventory, net	$8,253	$11,265

The following is the change in our reserve for slow-moving and obsolete items:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$5,950	$5,950
Provision	967	1,105
Usage:
Sales	(287)	(203)
Scrap	(998)	(667)

Total usage	(1,285)	(870)

Balance at end of period	$5,632	$6,185

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at March 31, 2008. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.

Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31,	December 31,
	2008	2007
Gross carrying amount	$18,322	$17,109
Less: accumulated depreciation and amortization	(12,134)	(10,961)

Property and equipment, net	$6,188	$6,148

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	March 31,	December 31,
	2008	2007
Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859

Less accumulated amortization:
Developed technology	(13,669)	(12,964)
Customer relationships	(1,614)	(1,525)

	(15,283)	(14,489)

Acquired intangible assets, net	$5,576	$6,370

Estimated future amortization of acquired intangible assets is as follows:

Nine Months Ending December 31:
2008	$2,190
Year Ending December 31:
2009	2,336
2010	1,050

$5,576

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	March 31,	December 31,
	2008	2007
Current portion of accrued liabilities for asset financings	$3,224	$4,150
Accrued payroll and related liabilities	2,592	3,366
Accrued costs related to restructuring	2,291	2,918
Reserve for warranty returns	742	932
Accrued interest payable	715	405
Accrued commissions and royalties	257	381
Reserve for sales returns and allowances	175	175
Other	1,868	1,521

	$11,864	$13,848

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Three Months Ended
	March 31,
	2008	2007
Reserve for warranty returns:
Balance at beginning of period	$932	$662
Provision	(122)	195
Charge offs	(68)	(71)

Balance at end of period	$742	$786

Reserve for sales returns and allowances:
Balance at beginning of period	$175	$479
Provision	3	3
Charge offs	(3)	(307)

Balance at end of period	$175	$175

Long-Term Debt
In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10,000 of the debentures. In January 2008, we commenced a modified dutch auction tender offer under which we offered to purchase, for cash, up to $50,000 aggregate principal amount of the debentures at a price not greater than $0.75 nor less than $0.68 per $1 principal amount. The tender offer expired on February 28, 2008 and we repurchased $50,248 principal amount of the debentures, which included $248 that we purchased without extending the tender offer in accordance with applicable securities laws. The purchase price was $0.74 per $1. We recognized a net gain of $11,557 on the repurchase, which included the $13,064 discount, offset by legal and professional fees of $755 and a write-off of debt issuance costs of $752.
The remaining $89,752 of debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 41.0627 shares of common stock per $1 principal amount of debentures for a total of 3,685,459 shares. This is equivalent to a conversion price of approximately $24.35 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions.
We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $89,752 debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.
Shareholders’ Equity (Deficit)
On September 25, 2007, we announced a share repurchase program under which the Board of Directors authorized the repurchase of up to $10,000 of our common stock over the next twelve months. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2007 we repurchased 3,782,500 common shares at a cost of $4,269. From January 1, 2008 through March 31, 2008, we repurchased 1,593,800 shares for $1,198. As of March 31, 2008, $4,533 remained available for repurchase under the plan.
NOTE 3: FAIR VALUE MEASUREMENT
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standard No. (“SFAS”) 157, Fair Value Measurement” (SFAS 157) for our financial assets and liabilities. SFAS 157 defines fair value and describes three levels of inputs that may be used to measure fair value:

Level 1:	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The table below presents information about our financial assets and liabilities measured at fair value at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$31,454	$4,399	—	$35,853
Short-term marketable securities	—	27,920	—	27,920
Long-term marketable securities	3,510	4,667	—	8,177

Total	$34,964	$36,986	—	$71,950

Level 1 financial assets include money market funds and a long term equity security. Level two financial assets include commercial paper, foreign government debt securities, corporate debt securities and U.S. government agencies debt securities. We primarily use the market approach to determine the fair value of our financial assets.
The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our consolidated financial statements. FSP 157-2 Partial Deferral of the Effective Date of Statement 157

(FSP 157-2) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We will adopt FSP 157-2 on January 1, 2009, and do not expect the adoption to have a material impact on our consolidated financial statements.
On January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows us to measure many financial instruments and certain other items at fair value. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.
NOTE 4: RESTRUCTURING PLANS
In 2006, we initiated restructuring plans aimed at returning the Company to profitability. We continued to implement these plans throughout 2007 and during the quarter ended March 31, 2008. The following is a summary of restructuring expense incurred during the three months ended March 31, 2008 and the cumulative amount incurred through March 31, 2008:

		Cumulative
	Three Months	Amount
	Ended	Incurred To
	March 31,	March 31,
	2007	2008
Cost of revenue — restructuring:
Termination and retention benefits	$—	$219
Licensed technology and tooling write-offs	—	2,072

	—	2,291

Operating expenses — restructuring:
Consolidation of leased space	541	3,101
Termination and retention benefits	467	8,449
Net write off of assets and reversal of related liabilities	—	13,451
Contract termination fee	—	1,693
Payments, non-cancelable contracts	—	827
Other	—	88

	1,008	27,609

Total restructuring expense	$1,008	$29,900

The following is a summary of the change in accrued liabilities related to the restructuring plans for the three months ended March 31, 2008:

	Balance as of			Balance as of
	December 31,			March 31,
	2007	Expensed	Payments	2008
Termination and retention benefits	$1,758	$467	$(882)	$1,343
Lease termination costs	999	541	(287)	1,253
Contract termination and other costs	514	—	(496)	18

Total	$3,271	$1,008	$(1,665)	$2,614

We expect to incur additional restructuring expenses during 2008 as we continue implementing the restructuring plan announced in November 2006.
NOTE 5: INCOME TAXES
The provision (benefit) for income taxes recorded for the three month periods ended March 31, 2008 and 2007 includes current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Additionally, during the three months ended March 31, 2008, we recorded a benefit of $1,000 for refundable research and experimentation credits, a benefit of $559 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446 which resulted from an increase in the tax rate of a single foreign jurisdiction.
As of March 31, 2008, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.
As of March 31, 2008 and December 31, 2007, the amount of our uncertain tax positions was a liability of $10,250 and $10,635, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $1,760 within the next twelve months due to the expiration of a statute of limitations in a foreign jurisdiction. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.
NOTE 6: COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) was as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$6,133	$(12,422)
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income, net of tax	4,810	—
Unrealized gain on available-for-sale investments, net of tax	182	532

Total comprehensive income (loss)	$11,125	$(11,890)

NOTE 7: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and include exchangeable shares. These exchangeable shares, which were issued on September 6, 2002 by Jaldi, our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock. At March 31, 2008 there were no outstanding exchangeable shares.
Diluted weighted average shares outstanding includes the incremental number of common shares that would be outstanding assuming the exercise of certain stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our convertible debentures, using the if-converted method, when such conversion is dilutive. If our convertible debentures are dilutive, interest expense and amortization of debt issuance costs, net of tax, are added to net income used in calculating basic net income per share to arrive at net income used in calculating diluted net income per share.
The following schedule reconciles the computation of basic net income per share and diluted net income per share (shares in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income (loss) used in basic net income (loss) per share	$6,133	$(12,422)
Interest expense on long-term debt, net of tax and amortization of debt issuance costs, net of tax (if dilutive)	692	—

Net income (loss) used in diluted net income (loss) per share	$6,825	$(12,422)

Basic weighted average shares outstanding	44,791	48,780
Common share equivalents:
Dilutive effect of stock options	38	—
Dilutive effect of conversion of long-term debt	5,114	—

Diluted weighted average shares outstanding	49,943	48,780

Net income (loss) per common share — basic and diluted	$0.14	$(0.25)

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Stock options	4,906	6,638
Conversion of debentures	—	5,749

	4,906	12,387

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2008	2007
Cash paid during the period for:
Interest	$281	$44
Income taxes	207	1,246

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$973	$—
NOTE 9: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended
	March 31,
	2008	2007
Japan	$14,005	$12,993
Europe	2,377	1,648
Taiwan	1,893	3,025
Korea	1,603	2,426
U.S.	968	1,061
China	720	1,402
Other	2,410	1,426

	$23,976	$23,981

Significant Customers
Sales to distributors represented 52% and 55% of total revenue for the three months ended March 31, 2008 and 2007, respectively. The following distributors represented 10% or more of total revenue in at least one of the periods presented:

	Three Months Ended
	March 31,
	2008	2007
Distributor A	28%	32%
Distributor B	10%	6%
End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 57% and 48% of revenue for the three months ended March 31, 2008 and 2007, respectively. One end customer represented 27% and 21% of total revenue for the three months ended March 31, 2008 and 2007. No other end customer represented 10% or more of revenue during these periods.
The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	March 31,	December 31,
	2008	2007
Account A	31%	27%
Account B	11%	7%
Account C	10%	21%
Account D	10%	3%
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
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with FASB Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34. The indemnification is limited to the amount paid by the customer. As of March 31, 2008, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, increased competition, adverse economic conditions in the U.S. and internationally, including adverse economic conditions in the specific markets for our products, adverse business conditions, failure to design, develop and manufacture new products, lack of success in technological advancements, lack of acceptance of new products, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations, our ability to attract, hire and retain key and qualified employees, and other risks identified in the risk factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and, where appropriate, its subsidiaries.
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
Results of Operations
Revenue, net
Net revenue was comprised of the following amounts (dollars in thousands):

	Three months ended March 31,		2008 v 2007		% of net revenue
	2008	2007	$ change	% change	2008	2007
Multimedia projector	$14,285	$12,685	$1,600	13%	60%	53%
Advanced television	3,320	5,757	(2,437)	(42)	14	24
Advanced media processor	3,843	3,940	(97)	(2)	16	16
LCD monitor, panel and other	2,528	1,599	929	58	10	7

Total revenue	$23,976	$23,981	$(5)	0%	100%	100%

Net revenue was constant at $24.0 million in the first quarters of 2008 and 2007. Although revenue was flat, average selling price (“ASP”) and units sold increased 15% and decreased 13%, respectively, from the first quarter of 2007 to the first quarter of 2008. The increase in ASP from the first quarter of 2007 to the first quarter of 2008 was primarily due to an increase in the percentage of total revenue from the multimedia projector market.
Multimedia Projector
Revenue from the multimedia projector market increased 13% from the first quarter of 2007 to the first quarter of 2008. This increase resulted from our end customers’ strength in the market and to growth of the market. Units sold and ASP in the multimedia projector market increased 11% and 2%, respectively, from the first quarter of 2007 to the first quarter of 2008.
Advanced Television
Revenue from the advanced television market decreased 42% from the first quarter of 2007 to the first quarter of 2008. This decrease was primarily attributable to our decision to shift focus away from the commoditized SoC segment of the advanced television market. With our new strategy we are developing co-processor ICs that will improve the video performance of any image processor in the large screen, high resolution, high quality segment of the advanced television market. Units sold and ASP in the advanced television market decreased 49% and increased 12%, respectively, from the first quarter of 2007 to the first quarter of 2008.
Advanced Media Processor
Revenue in the advanced media processor market resulted from our acquisition of Equator Technologies, Inc. in June 2005. Revenue from this market decreased 2% from the first quarter of 2007 to the first quarter of 2008. The decrease resulted from a 10% decrease in units sold, partially offset by an 8% increase in ASP.
As a result of our April 2006 restructuring plan, we expect to see revenue from this market decrease over time as customers switch to next generation designs from other suppliers.
LCD Monitor, Panel and Other
LCD monitor, panel and other revenue increased $0.9 million from the first quarter of 2007 to the first quarter of 2008. We have decided to no longer focus development efforts on any of these markets, and expect to see this revenue decrease over time.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended March 31,
		% of		% of
	2008	revenue	2007	revenue
Direct product costs and related overhead [1]	$10,902	45%	$12,400	52%
Provision for obsolete inventory, net of usage	680	3	902	4
Amortization of acquired developed technology	705	3	705	3
Restructuring	—	—	101	0
Stock-based compensation	18	0	20	0

Total cost of revenue	$12,305	51%	$14,128	59%

Gross profit	$11,671	49%	$9,853	41%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.
Direct product costs and related overhead decreased to 45% of total revenue in the first quarter of 2008, down from 52% of total revenue in the first quarter of 2007. This decrease resulted primarily from lower pricing obtained from vendors, a more favorable mix of products sold, increases in production yields and a decrease in royalty expense.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses. Research and development expense was as follows (dollars in thousands):

	Three months ended
	March 31,		2008 v 2007
	2008	2007	$ change	% change
Research and development [1]	$6,722	$11,975	$(5,253)	(44)%

[1] Includes stock-based compensation expense of:	449	670
Research and development expense decreased $5.3 million, or 44%, from the first quarter of 2007 to the first quarter of 2008. This decrease is directly attributable to the restructuring efforts that we initiated in 2006 and continued to implement throughout 2007 and during the first quarter of 2008. These efforts are focused on returning the Company to profitability and resulted in the following reductions in research and development expenses:
•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $1.9 million. This decrease is primarily due to the December 31, 2007 write off of engineering software tools, which we are no longer using due to reductions in research and development personnel and changes in product development strategy.

•	Compensation expense decreased $1.5 million. At March 31, 2008, we had 142 research and development employees compared to 200 at March 31, 2007.
•	Development-related expenses, including non-recurring engineering and outside services, decreased $734,000.
•	Facilities and information technology expense allocations decreased $714,000, primarily due to lower rent expense and reductions in outsourced IT support.
•	Stock-based compensation expense decreased $221,000.
•	Travel and related expenses decreased $136,000.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, allocations for facilities and information technology expenses, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions. Selling, general and administrative expense was as follows (dollars in thousands):

	Three months ended
	March 31,		2008 v 2007
				%
	2008	2007	$ change	change
Selling, general and administrative [1]	$4,686	$7,525	$(2,839)	(38)%

[1] Includes stock-based compensation expense of:	425	1,033
Selling, general and administrative expense decreased $2.8 million, or 38%, from the first quarter of 2007 to the first quarter of 2008. This decrease is directly attributable to the restructuring efforts that we initiated in 2006 and continued to implement throughout 2007 and during the first quarter of 2008. These efforts are focused on returning the Company to profitability and resulted in the following reductions in selling, general and administrative expenses:
•	Compensation expense decreased $1.5 million. As of March 31, 2008, we had 66 employees in selling, general and administrative functions, compared to 137 as of March 31, 2007.
•	Stock-based compensation expense decreased $608,000.
•	Facilities and information technology allocations decreased $312,000.
•	Travel and related expenses decreased $221,000.
Restructuring
We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended
	March 31,
	2008	2007
Consolidation of leased space [1]	$541	$8
Termination and retention benefits [2]	467	2,448
Net write off of assets and reversal of related liabilities [3]	—	347
Other	—	66

Total restructuring expenses	$1,008	$2,869

Included in cost of revenue	$—	$101
Included in operating expenses	1,008	2,768

[1]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

[2]	Termination and retention benefits related to our restructuring plans included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[3]	During the three month period ended March 31, 2007, we wrote off assets with a net book value of $347,000 as a result of our restructuring plans. These assets consisted primarily of prepaid software maintenance.
Amortization of acquired intangible assets
Amortization of acquired intangible assets was $90,000 for each of the three month periods ended March 31, 2008 and 2007. Estimated future amortization expense is $75,000 for the remainder year ending December 31, 2008.
Interest and other income, net
Interest and other income, net consisted of the following (in thousands):

	Three months ended
	March 31,
	2008	2007	$ change
Gain on repurchase of long-term debt, net [1]	$11,557	$—	$11,557
Other-than-temporary impairment of marketable security, net [2]	(6,490)	—	(6,490)
Interest income [3]	983	1,527	(544)
Interest expense [4]	(573)	(657)	84
Amortization of debt issuance costs [5]	(146)	(165)	19

Total interest and other income, net	$5,331	$705	$4,626

[1]	In February 2008, we repurchased and retired $50.2 million of our outstanding debt for $37.9 million in cash, including legal and other professional fees of $755,000. We recognized a gain on this repurchase of $11.6 million, net of a write off of debt issuance costs of $752,000.

[2]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on a publicly-traded equity security, due to the duration of time that the investment has been below cost and the decline in the public stock price during the quarter. At December 31, 2007, $4.8 million unrealized loss was included in accumulated other comprehensive loss in shareholders’ deficit.

[3]	Interest income is earned on cash equivalents and short- and long-term marketable securities. The decrease in the first quarter of 2008 is due to lower balances of marketable securities which resulted from our February 2008 repurchase of long-term debt.

[4]	Interest expense primarily relates to interest payable on our long-term debt. The decrease in the first quarter of 2008 is due to the reduced outstanding principal balance which resulted from our February 2008 repurchase of long-term debt.

[5]	The fees associated with the 2004 issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The remaining amortization period is approximately three years as of March 31, 2008.
Provision (benefit) for income taxes
The provision (benefit) for income taxes recorded for the three month periods ended March 31, 2008 and 2007 was $(1.6) million and $622,000, respectively, and includes current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Additionally, during the three months ended March 31, 2008, we recorded a benefit of $1.0 million for refundable research and experimentation credits, a benefit of $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446,000 which resulted from an increase in the tax rate of a single foreign jurisdiction. The tax rate change in the foreign jurisdiction will result in an adjustment to the carrying amount of our deferred tax assets.
Business Outlook
On April 24, 2008, we provided an outlook for the second quarter of 2008 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:
We expect to record net loss per share in the second quarter of 2008 of $(0.03) to $(0.10), based on the following estimates:
•	Second quarter revenue of $19.0 million to $21.0 million.

•	Gross profit margin of approximately 46% to 49%.

•	Operating expenses of $11.5 million to $12.5 million.

•	Interest and other income, net of approximately $150,000.

•	Tax provision of $250,000 to $750,000.
Liquidity and Capital Resources
Cash and short- and long-term marketable securities
Our cash and cash equivalent and short- and long-term marketable securities were as follows (dollars in thousands):

	March 31,	December 31,		%
	2008	2007	$ change	change
Cash and cash equivalents	$45,314	$74,572	$(29,258)	(39)%
Short-term marketable securities	27,920	34,581	(6,661)	(19)
Long-term marketable securities	8,177	9,804	(1,627)	(17)

Total cash and marketable securities	$81,411	$118,957	$(37,546)	(32)%

Total cash and marketable securities decreased 32% from December 31, 2007 to March 31, 2008. The net decrease in the first quarter of 2008 resulted primarily from $5.1 million cash flow from operations, offset by $37.9 million for the repurchase of long-term debt, $1.8 million in payments on property and equipment and other asset financing, $1.2 million for the repurchase of our common stock and $473,000 for purchases of property and equipment and other long-term assets.
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
Accounts receivable, net
Accounts receivable, net decreased to $5.8 million at March 31, 2008 from $6.2 million at December 31, 2007. The average number of days sales outstanding increased to 22 days at March 31, 2008 from 21 days at December 31, 2007.
Inventories, net
Inventories, net decreased to $8.3 million at March 31, 2008 from $11.3 million at December 31, 2007. Inventory turnover on an annualized basis increased to 4.7 at March 31, 2008 from 3.9 at December 31, 2007. As of March 31, 2008, this represented approximately eleven weeks of inventory on hand.
Capital resources
In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10.0 million of the debentures. In January 2008, we commenced a modified dutch auction tender offer under which we offered to purchase, for cash, up to $50.0 million aggregate principal amount of the debentures at a price not greater than $750 nor less than $680 per $1,000 principal amount. The tender offer expired on February 28, 2008 and we repurchased $50.2 million principal amount of the debentures, which included $248,000 that we were allowed to purchase without extending the tender offer in accordance with applicable securities laws. The purchase price was $740 per $1,000. We recognized a net gain of $11.6 million on the repurchase, which included the $13.1 million discount, offset by legal and professional fees of $755,000 and a write-off of debt issuance costs of $752,000.
We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $89.8 million debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest.

The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.
On September 25, 2007, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. During 2007, we repurchased 3,782,500 common shares at a cost of $4.3 million. During the first quarter of 2008, we purchased an additional 1,593,800 shares at a cost of $1.2 million. As of March 31, 2008, $4.5 million remained available for repurchase under the plan.
Contractual Payment Obligations
Our contractual obligations for 2008 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008. Our obligations for 2008 and beyond have not changed materially as of March 31, 2008, except for the reduction to the principal amount of long-term debt that we expect the holders of the outstanding debentures to require us to purchase in 2011, as presented above in “Liquidity and Capital Resources.”
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of March 31, 2008, we had convertible subordinated debentures of $89.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Item 4. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(d) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
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

If our shareholders approve a reverse split of the outstanding shares of our common stock pursuant to the proposal to be voted on at our 2008 annual meeting of shareholders, any such reverse split effected by our board of directors may not have the desired effect of increasing the bid price of our common stock and facilitating our efforts to regain compliance with NASDAQ Marketplace Rules and may instead harm our business by reducing the liquidity and trading volume of our common stock.
Our board of directors has submitted for approval at our 2008 annual meeting of shareholders a proposal that would grant the board the discretionary authority to effect a reverse split of the outstanding shares of our common stock (a “Reverse Split”), at any time on or prior to the date of our 2009 annual meeting of shareholders, at an exchange ratio to be set by the board within the range of exchange ratios between one-for-two and one-for-five. The primary reason for the Reverse Split would be to allow us to attempt to increase the bid price of our common stock by reducing the number of outstanding shares of our common stock and facilitate our efforts to regain compliance with NASDAQ Marketplace Rules. However, even if we regain compliance, it could be temporary and our common stock could again become subject to the risk of being delisted. Furthermore, the Reverse Split would make it more difficult for us to meet certain other requirements for continued listing on the NASDAQ Global Market, including rules related to the minimum number of shares that must be in the public float, the minimum market value of the public float and the minimum number of round lot holders. Our common stock might experience reduced liquidity and trading volume due to the availability of fewer shares for trading after the Reverse Split and certain investors could still consider the bid price of our common stock to be too low, including investors with express policies prohibiting transactions involving lower-priced stocks or investors who are reluctant to incur transaction costs that represent a higher percentage of the stock price of lower-priced stocks than of higher-priced stocks. In addition, customers, suppliers or employees might consider a company with a low stock price and reduced liquidity and trading volume as risky and might accordingly be less likely to transact business with us.
The immediate effect of a Reverse Split would be to reduce the number of shares of our outstanding common stock and to increase the bid price of our common stock. However, we cannot guarantee that a Reverse Split would lead to an increase in the bid price of our common stock in proportion to the reduction in the number of shares of our outstanding common stock or result in a long-term or permanent increase in the bid price of our common stock. Because the bid price of our common stock depends on our performance, prospects, general market conditions and other factors unrelated to the number of shares of our common stock outstanding at any given time, and the market might perceive a decision to effect a Reverse Split as a negative indicator of our future prospects, the bid price of our common stock might decline after the Reverse Split (perhaps by an even greater percentage than would have occurred in the absence of the Reverse Split). As a result, we might still be at risk for adverse consequences associated with lower-priced stocks generally. The Reverse Split might also produce other negative effects. Investors might consider the increased proportion of unissued authorized shares to issued shares to have an anti-takeover effect under certain circumstances, by allowing for dilutive issuances which could prevent certain shareholders from changing the composition of the board or render tender offers for a combination with another entity more difficult to complete successfully. Investors should refer to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2008 for more information regarding the Reverse Split proposal.
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
We may not realize the anticipated benefits from the restructuring efforts announced in 2006 and implemented throughout 2007 and during the first quarter of 2008 and we may need to initiate additional restructuring efforts in the future.
Our restructuring plan announced in April 2006 was designed to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. In November 2006 we announced an additional restructuring plan designed to further reduce operating expenses. This plan, which we continued to implement throughout 2007 and during the first quarter of 2008, included additional consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, process and information systems to improve efficiency.
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
As of March 31, 2008, $89.8 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. Although the debt obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the $89.8 million debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures to common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and make us more vulnerable to industry downturns and competitive pressures.

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
Our future success depends on developers of advanced display products designing our products into their systems. To achieve design wins, we must define and deliver cost-effective, innovative and integrated semiconductors. Once a supplier’s products have been designed into a system, the developer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, it may be difficult for us to achieve additional design wins. The failure on our part to obtain additional design wins with leading branded manufacturers or integrators, and to successfully design, develop and introduce new products and product enhancements could seriously limit our ability to grow.
Additionally, achieving a design win does not necessarily mean that a developer will order large volumes of our products. A design win is not a binding commitment by a developer to purchase our products. Rather, it is a decision by a developer to use our products in the design process of that developer’s products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. If our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from that developer if that developer’s products are not commercially successful or if that developer chooses to qualify, or incorporate the products of, a second source, and any of those circumstances might cause our revenue to decline.
We may not be able to respond to the rapid technological changes in the markets in which we compete, or seek to compete, or we may not be able to comply with industry standards in the future, making our products less desirable or obsolete.
The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the introduction of high-definition television, which includes a variety of new formats, new video decoding technology, such as H.264 or Windows Media 11, new digital receivers and displays with higher resolutions, all of which have required us to accelerate development of new products to meet these new standards. Our failure to adequately respond to such technological changes could render our products obsolete or significantly decrease our revenue.
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
Because of our long product development process and sales cycles, we may incur substantial costs before we earn associated revenue and ultimately may not sell as many units of our products as we originally anticipated.
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
Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs that would negatively affect our operating results. For example, in 2005 and 2006, we invested significant amounts in research and development efforts for projects that were ultimately canceled and for which we will not realize any revenue. In 2007, we wrote off assets with a net book value of $6.9 million, which consisted primarily of engineering software tools that we were no longer using due to reductions in research and development personnel and changes in product development strategy.
The year ended December 31, 2004 was our only year of profitability since inception and we may be unable to achieve profitability in future periods.
The year ended December 31, 2004 was our first and only year of profitability since inception. Since then, we have incurred net losses. In addition, the profitability we achieved during the first quarter of 2008 was primarily the result of gain we recognized on the repurchase of certain of our convertible subordinated debentures, and we incurred operating losses during such period. In 2006, we initiated restructuring plans, which we implemented throughout 2007 and the first quarter of 2008, aimed at returning the Company to profitability. We cannot be certain these plans will be successful or that we will achieve profitability in the future or, if we do, that we can sustain or increase profitability on a quarterly or annual basis. If we are not profitable in the future, we may be unable to continue our operations.
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

Average selling prices for our products decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit declines. We have experienced declines in our average selling prices and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products in a timely basis with higher selling prices or gross profits.
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
We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Currently, this risk has increased as we continue to implement restructuring plans to consolidate our operating sites and change our strategic direction. In the last eighteen months a significant portion of our executive management team has turned over, including the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Sales, Vice President of Business Operations and Vice President, General Manager of China. During 2006 and 2007, we also experienced difficulties hiring and retaining qualified engineers in our Shanghai design center.
Because we do not have long-term commitments from our customers and plan purchases based on estimates of customer demand which may be inaccurate, we must contract for the manufacture of our products based on potentially inaccurate estimates.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 52%, 57% and 52% of revenue for the three month period ended March 31, 2008 and years ended December 31, 2007 and 2006, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 28%, 33% and 26% of revenue for the three month period ended March 31, 2008 and years ended December 31, 2007 and 2006, respectively. Revenue attributable to our top five end customers represented 57%, 47% and 39% of revenue for the three month period ended March 31, 2008 and years ended December 31, 2007 and 2006, respectively. Sales to Seiko Epson Corporation, our top end customer, represented 27%, 21% and 15% of revenue for the three month period ended March 31, 2008 and years ended December 31, 2007 and 2006, respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. For example, our loss of a key OEM customer in Europe contributed to a $45.5 million, or 51%, decrease in advanced television revenue from 2005 to 2006.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of March 31, 2008 and December 31, 2007, we had four and two customers, respectively, that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

The competitiveness and viability of our products could be harmed if necessary licenses of third-party technology are not available to us or are only available on terms that are not commercially viable.
We license technology from third parties that is incorporated into our products or product enhancements. We currently have access to certain key technologies owned by independent third parties, through license agreements typically granted on a product-by-by-product basis. Future products or product enhancements may require additional third-party licenses that may not be available to us or may not be available on terms that are commercially reasonable. In addition, in the event of a change in control of one of our licensors, it may become difficult to maintain access to its licensed technology. If we are unable to obtain or maintain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology with lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.
Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2007 we held 73 patents and had 80 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
We cannot assure you that the degree of protection offered by patent or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications or that any claims allowed under issued patents will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented.
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

If we are forced to take any of the foregoing actions, we may incur significant additional costs or be unable to manufacture and sell our products, which could seriously harm our business. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or otherwise adversely affect our results of operations.
Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to shortages based on capacity allocation or low manufacturing yield, errors in manufacturing, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenue.
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
Our products require manufacturing with state-of-the-art fabrication equipment and techniques, and the wafers manufactured for any one of our products are not fabricated by more than one supplier. Because the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months, there is no readily available alternative supply source for any specific product. If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products, we could incur significant delays in shipping products, which may result in lost revenue and damaged customer relationships.
Manufacturers of our semiconductor products periodically discontinue older manufacturing processes, which could make our products unavailable from our current suppliers.

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
Sales outside the U.S. accounted for approximately 96% of revenue for the three month period ended March 31, 2008 and years ended December 31, 2007 and 2006. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations in the currencies of Japan, the People’s Republic of China (“PRC”), Taiwan or Korea that could result in an increase in our operating expenses and cost of procuring our semiconductors;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses, which have limited our ability to freely move demonstration equipment and samples in and out of Asia;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit;

•	increased risk of internal control weaknesses for key processes transferred to our Asian operations;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting outstanding accounts receivable balances.
Our presence and investment within the People’s Republic of China subjects us to risks of economic and political instability in the area, which could adversely impact our results of operations.
A substantial, and potentially increasing, portion of our products are manufactured by foundries located in the PRC. In addition, a significant percentage of our employees are located in this area. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

The concentration of our manufacturers and customers in the same geographic region increases our risk that a natural disaster, labor strike or political unrest could disrupt our operations.
Most of our current manufacturers and customers are located in the PRC, Japan, Korea or Taiwan. The risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Common consequences of earthquakes include power outages and disruption or impairment of production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located, would likely result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, or in a timely manner, if at all.
Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees, officers and directors.
We have historically used stock options and other forms of share-based payment awards as key components of our total compensation program in order to retain employees, officers and directors and to provide competitive compensation and benefit packages. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), we began recording stock-based compensation expense for share-based awards in the first quarter of 2006. As a result, we have incurred and will continue to incur significant compensation costs associated with our share-based programs, making it more expensive for us to grant share-based payment awards to employees, officers and directors. We continually review our equity compensation strategy in light of current regulatory and competitive environments and consider changes to the program as appropriate. In addition, to the extent that SFAS 123R makes it more expensive to grant stock options or to continue to have an employee stock purchase plan, we may decide to incur cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors could make it difficult to attract, retain and motivate employees, officers, or directors, which could adversely affect our competitive position as well as our business and results of operations. As a result of reviewing our equity compensation strategy, in 2006 we reduced the total number of options granted to employees and the number of employees who receive share-based payment awards.
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
To date, we have acquired Panstera, Inc. (“Panstera”) in January 2001, nDSP Corporation (“nDSP”) in January 2002, Jaldi Semiconductor Corporation (“Jaldi”) in September 2002 and Equator Technologies, Inc. (“Equator”) in June 2005. In March 2003, we announced the execution of a definitive merger agreement with Genesis Microchip, Inc.; however, the merger was terminated in August 2003, and we incurred $8.9 million of expenses related to the transaction.

The acquisitions of Panstera, nDSP, Jaldi and Equator contained a very high level of risk primarily because the decisions to acquire these companies were made based on unproven technological developments and, at the time of the acquisitions, we did not know if we would complete the unproven technologies or, if we did complete the technologies, if they would be commercially viable.
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
Our acquisition of Equator has not been as successful as we had anticipated. We acquired Equator for an aggregate purchase price of $118.1 million and recorded, among other assets, $57.5 million in goodwill, $36.8 million in acquired developed technology and $4.2 million in other acquired intangible assets. However, the Equator technology has not proven as useful as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $5.1 million of the developed technology and $75,000 of the customer relationship intangible assets acquired from Equator remain on our consolidated balance sheet as of March 31, 2008 and only a few of the Equator employees remain employed by us. Additionally, while we are continuing to provide customers with existing products, we are no longer pursuing stand-alone advanced media processor markets that are not core to our business. We cannot assure you that any future acquisitions we make will be successful or will result in increased revenue or market share.
Environmental laws and regulations have caused us to incur, and may cause us to continue to incur, significant expenditures to comply with applicable laws and regulations, and may cause us to incur significant penalties for noncompliance.
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operations. For example, during 2006 the European Parliament enacted the Restriction of Hazardous Substances Directive, or RoHS, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. In 2006, we incurred increased inventory provisions as a result of the enactment of RoHS, which adversely affected our gross profit margin. Additionally during 2006, the European Parliament enacted the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Additionally, some jurisdictions have begun to require various levels of Electronic Product Environmental Assessment Tool (“EPEAT”) certification, which are based on the Institute of Electrical and Electronics Engineers 1680 standard. The highest levels of EPEAT certification restrict the usage of halogen. Although our older generation products, many of which are still shipping to customers, do contain halogen, our next generation designs do not. We have worked, and will continue to work, with our suppliers and customers to ensure that our products are compliant with enacted laws and regulations. Failure by us or our contract manufacturers to comply with such legislation could result in customers refusing to purchase our products and could subject us to significant monetary penalties in connection with a violation, either of which would have a material adverse effect on our business, financial condition and results of operations. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes.
Risks Related to Our Industry
Insufficient supplies of advanced display components or failure of consumer demand for advanced displays and other digital display technologies to increase would impede our growth and adversely affect our business.
Our product development strategies anticipate that consumer demand for multimedia projectors, advanced televisions and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing the market’s development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Under-capacity in the advanced display market may limit our ability to increase our revenue because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.
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
In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia and North America. The cyclical nature of the semiconductor industry has led to significant variances in product demand and production capacity. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.
Other Risks
The price of our common stock has and may continue to fluctuate substantially.
We have received notice from the NASDAQ Global Market (the “Market”) that our stock no longer meets the minimum requirements for continued listing on the Market and that we have until June 23, 2008 to regain compliance with NASDAQ Marketplace Rules. Even if our common stock is not delisted, investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:
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
The stock prices of technology companies similar to Pixelworks have been highly volatile. Market fluctuations as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance. Any scenario in which investors may not be able to realize a gain when they sell our common stock would have an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.
The anti-takeover provisions of Oregon law and in our articles of incorporation could adversely affect the rights of the holders of our common stock by preventing a sale or takeover of us at a price or prices favorable to the holders of our common stock.
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if our shareholders consider the merger, acquisition or change in management favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:
•	our board of directors is authorized, without prior shareholder approval, to change the size of the board. Our articles of incorporation provide that if the board is increased to eight or more members, the board will be divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly change the composition of our board;

•	our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or to effect a change of control, commonly referred to as “blank check” preferred stock;

•	members of our board of directors can only be removed for cause and at a meeting of shareholders called expressly for that purpose, by the vote of 75 percent of the votes then entitled to be cast for the election of directors;

•	the board of directors may alter our bylaws without obtaining shareholder approval; and

•	shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.

We may be unable to meet our future capital requirements, which would limit our ability to grow.
As of March 31, 2008, we had $89.8 million of unsecured convertible debentures due 2024 outstanding and $81.4 million in cash and marketable securities, resulting in a net cash deficit position. Although the obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the $89.8 million debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures to common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011.
On September 25, 2007, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the following twelve months. During 2007, we repurchased 3,782,500 common shares at a cost of $4.3 million. From January 1, 2008 through March 31, 2008, we repurchased 1,593,800 shares for $1.2 million. As of March 31, 2008, $4.5 million remained available for repurchase under the plan.
While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to generate sufficient cash flows from operations in the future to refinance or service the potential exercise of the put option on the convertible debentures. We may need, or could elect to seek, additional funding prior to that time through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Furthermore, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information about shares repurchased during the first quarter of 2008 under the share repurchase program we announced on September 25, 2007 (in thousands except share and per share data):

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of	may yet be
			publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased(1)	paid per share	programs	programs
January 1, 2008 - January 31, 2008	—	$—	—	$5,731
February 1, 2008 - February 29, 2008	869,500	0.75	771,700	5,076
March 1, 2008 - March 31, 2008	724,300	0.75	423,000	4,533

Total	1,593,800	$0.75	1,194,700

(1)	All purchases made on the open market pursuant to the share repurchase program announced on September 25, 2007, under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market or privately negotiated transactions at our discretion, subject to market conditions and other factors.
Item 6. Exhibits.

10.1	Executive Employment Agreement dated and effective March 31, 2008, by and between Bruce Walicek and Pixelworks, Inc.+

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.
Dated: May 8, 2008	/s/ Steven L. Moore
Steven L. Moore
Vice President, Chief Financial Officer, Secretary and Treasurer