Form 10-Q
period 2008-06-30
PIXELWORKS, INC
filed 2008-08-11
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Number of shares of Common Stock outstanding as of July 31, 2008: 14,526,127

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$59,394	$74,572
Short-term marketable securities	14,804	34,581
Accounts receivable, net	6,738	6,223
Inventories, net	6,271	11,265
Prepaid expenses and other current assets	3,862	3,791

Total current assets	91,069	130,432

Long-term marketable securities	7,495	9,804
Property and equipment, net	5,747	6,148
Other assets, net	7,036	6,902
Debt issuance costs, net	1,237	2,260
Acquired intangible assets, net	4,796	6,370

Total assets	$117,380	$161,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,658	$3,992
Accrued liabilities and current portion of long-term liabilities	9,988	13,848
Current portion of income taxes payable	281	232

Total current liabilities	13,927	18,072

Long-term liabilities, net of current portion	1,719	1,236
Income taxes payable, net of current portion	10,524	10,635
Long-term debt	89,752	140,000

Total liabilities	115,922	169,943

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock	—	—
Common stock	334,386	333,934
Shares exchangeable into common stock	—	113
Accumulated other comprehensive loss	(515)	(4,778)
Accumulated deficit	(332,413)	(337,296)

Total shareholders’ equity (deficit)	1,458	(8,027)

Total liabilities and shareholders’ equity	$117,380	$161,916

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue, net	$20,793	$26,896	$44,769	$50,877
Cost of revenue (1)	10,295	15,294	22,600	29,422

Gross profit	10,498	11,602	22,169	21,455

Operating expenses:
Research and development (2)	7,193	9,675	13,915	21,650
Selling, general and administrative (3)	4,491	7,013	9,177	14,538
Restructuring	(158)	2,635	850	5,403
Amortization of acquired intangible assets	74	90	164	180

Total operating expenses	11,600	19,413	24,106	41,771

Loss from operations	(1,102)	(7,811)	(1,937)	(20,316)

Interest income	553	1,444	1,536	2,971
Other income	218	—	218	—
Interest expense	(419)	(688)	(992)	(1,345)
Amortization of debt issuance costs	(125)	(166)	(271)	(331)
Gain on repurchase of long-term debt, net	—	—	11,557	—
Other-than-temporary impairment of marketable security	—	—	(6,490)	—

Interest and other income, net	227	590	5,558	1,295

Income (loss) before income taxes	(875)	(7,221)	3,621	(19,021)

Provision (benefit) for income taxes	375	399	(1,262)	1,021

Net income (loss)	$(1,250)	$(7,620)	$4,883	$(20,042)

Net income (loss) per share — basic and diluted	$(0.09)	$(0.47)	$0.33	$(1.23)

Weighted averages shares outstanding:
Basic	14,577	16,286	14,753	16,273

Diluted	14,577	16,286	14,766	16,273

(1) Includes:
Amortization of acquired developed technology	$705	$705	$1,410	$1,410
Stock-based compensation	20	28	38	48
Restructuring	—	35	—	136
(2) Includes stock-based compensation	449	510	898	1,180
(3) Includes stock-based compensation	313	916	738	1,949
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$4,883	$(20,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(11,557)	—
Other-than-temporary impairment of marketable security	6,490	—
Depreciation and amortization	3,375	7,742
Stock-based compensation	1,674	3,177
Amortization of acquired intangible assets	1,574	1,590
Deferred income tax benefit	(473)	—
Accretion on short- and long-term marketable securities	(295)	(147)
Amortization of debt issuance costs	271	331
Loss on asset disposals	80	206
Write off of certain assets related to restructuring	—	572
Unrealized foreign currency gain on investments	—	(201)
Other	27	26
Changes in operating assets and liabilities:
Accounts receivable, net	(515)	293
Inventories, net	4,994	(3,060)
Prepaid expenses and other current and long-term assets, net	(535)	974
Accounts payable	(334)	4,891
Accrued current and long-term liabilities	(1,667)	(1,202)
Income taxes payable	(62)	(463)

Net cash provided by (used in) operating activities	7,930	(5,313)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	36,814	30,118
Purchases of marketable securities	(16,659)	(15,556)
Payments on asset financings	(2,764)	(3,609)
Purchases of property and equipment	(1,245)	(1,496)
Proceeds from sales of property and equipment	20	—

Net cash provided by investing activities	16,166	9,457

Cash flows from financing activities:
Repurchase of long-term debt	(37,939)	—
Repurchase of common stock	(1,371)	—
Proceeds from issuances of common stock	36	250

Net cash provided by (used in) financing activities	(39,274)	250

Net change in cash and cash equivalents	(15,178)	4,394
Cash and cash equivalents, beginning of period	74,572	63,095

Cash and cash equivalents, end of period	$59,394	$67,489

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as multimedia projectors and large-screen liquid crystal display (“LCD”) televisions to differentiate their products with a consistently high level of video quality.
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
The financial information included herein for the three and six month periods ended June 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2007 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 12, 2008, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2008.
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
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of June 30, 2008 and December 31, 2007, all of our short- and long-term marketable securities are available-for-sale.
Unrealized holding gains (losses) on short- and long-term available-for-sale securities, net of tax, were $25 and $(497), respectively, as of June 30, 2008 and $(22) and $(4,713), respectively, as of December 31, 2007. These unrealized holding gains and losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity (deficit), in the condensed consolidated balance sheets. We have determined that as of June 30, 2008, gross unrealized losses on our marketable securities were temporary based on our intent and ability to hold the investments until recovery.
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

	June 30,	December 31,
	2008	2007
Accounts receivable, gross	$7,280	$6,765
Less: allowance for doubtful accounts	(542)	(542)

Accounts receivable, net	$6,738	$6,223

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$542	$200
Provision	—	483
Recoveries	—	(41)

Balance at end of period	$542	$642

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Inventories, net consists of the following:

	June 30,	December 31,
	2008	2007
Finished goods	$6,559	$12,733
Work-in-process	5,238	4,482

	11,797	17,215
Less: reserve for slow-moving and obsolete items	(5,526)	(5,950)

Inventory, net	$6,271	$11,265

The following is the change in our reserve for slow-moving and obsolete items:

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$5,950	$5,950
Provision	1,315	2,008
Usage:
Sales	(655)	(586)
Scrap	(1,084)	(1,545)

Total usage	(1,739)	(2,131)

Balance at end of period	$5,526	$5,827

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at June 30, 2008. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2008	2007
Gross carrying amount	$19,056	$17,109
Less: accumulated depreciation and amortization	(13,309)	(10,961)

Property and equipment, net	$5,747	$6,148

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	June 30,	December 31,
	2008	2007
Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859
Less accumulated amortization:
Developed technology	(14,374)	(12,964)
Customer relationships	(1,689)	(1,525)

	(16,063)	(14,489)

Acquired intangible assets, net	$4,796	$6,370

Estimated future amortization of acquired developed technology is as follows:

Six Months Ending December 31:
2008		$1,410
Year Ending December 31:
2009		2,336
2010		1,050
		$4,796

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consists of the following:

	June 30,	December 31,
	2008	2007
Accrued payroll and related liabilities	$3,416	$3,366
Current portion of accrued liabilities for asset financings	2,290	4,150
Accrued costs related to restructuring	1,014	2,918
Reserve for warranty returns	726	932
Accrued interest payable	295	405
Accrued commissions and royalties	235	381
Reserve for sales returns and allowances	175	175
Other	1,837	1,521

	$9,988	$13,848

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Six Months Ended
	June 30,
	2008	2007
Reserve for warranty returns:
Balance at beginning of period	$932	$662
Provision	(54)	682
Charge offs	(152)	(502)

Balance at end of period	$726	$842

Reserve for sales returns and allowances:
Balance at beginning of period	$175	$479
Provision	14	18
Charge offs	(14)	(322)

Balance at end of period	$175	$175

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
The remaining $89,752 of debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 1,228,489 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions.
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

Shareholders’ Equity (Deficit)
Reverse Stock Split
On June 4, 2008, we effected a one-for-three reverse split of our common stock. The exercise price and number of shares of common stock issuable under our stock incentive plans, as well as the conversion price and number of shares issuable upon conversion of our long-term debt were proportionately adjusted to reflect the reverse stock split. Basic and diluted weighted average shares outstanding and earnings per share have been calculated to reflect the reverse stock split in all periods presented.
Share Repurchase Program
On September 25, 2007, we announced a share repurchase program under which the Board of Directors authorized the repurchase of up to $10,000 of our common stock over the next twelve months. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2007, we repurchased 1,260,833 common shares at a cost of $4,269. During the first half of 2008, we repurchased 607,737 shares for $1,371. As of June 30, 2008, $4,360 remained available for repurchase under the plan. The above numbers reflect the June 4, 2008 one-for-three reverse stock split of our common stock.
NOTE 3: FAIR VALUE MEASUREMENT
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standard No. (“SFAS”) 157, Fair Value Measurement” (SFAS 157) for our financial assets and liabilities. SFAS 157 defines fair value and describes three levels of inputs that may be used to measure fair value:

Level 1:	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The table below presents information about our financial assets and liabilities measured at fair value at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$46,637	$—	—	$46,637
Short-term marketable securities	—	14,804	—	14,804
Long-term marketable securities	2,910	4,585	—	7,495

Total	$49,547	$19,389	—	$68,936

Level 1 financial assets include money market funds and a long term equity security. Level two financial assets include commercial paper, corporate debt securities and U.S. government agencies debt securities. We primarily use the market approach to determine the fair value of our financial assets.
The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our consolidated financial statements. FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We will adopt FSP 157-2 on January 1, 2009, and do not expect the adoption to have a material impact on our consolidated financial statements.
On January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows us to measure many financial instruments and certain other items at fair value. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.
NOTE 4: RESTRUCTURING PLANS
In 2006, we initiated restructuring plans aimed at returning the Company to profitability. We continued to implement these plans throughout 2007 and during the first half of 2008. The following is a summary of restructuring expense incurred during the six months ended June 30, 2008 and the cumulative amount incurred through June 30, 2008:

		Cumulative
	Six Months	Amount
	Ended	Incurred To
	June 30,	June 30,
	2008	2008
Cost of revenue — restructuring:
Termination and retention benefits	$—	$219
Licensed technology and tooling write-offs	—	2,072

	—	2,291

Operating expenses — restructuring:
Consolidation of leased space	494	3,054
Termination and retention benefits	356	8,338
Net write off of assets and reversal of related liabilities	—	13,451
Contract termination fee	—	1,693
Payments, non-cancelable contracts	—	827
Other	—	88

	850	27,451

Total restructuring expense	$850	$29,742

The following is a summary of the change in accrued liabilities related to the restructuring plans during the first half of 2008:

	Balance as of
	December 31,			Balance as of
	2007	Expensed	Payments	June 30, 2008
Termination and retention benefits	$1,758	$356	$(1,747)	$367
Lease termination costs	999	494	(542)	951
Contract termination and other costs	514	—	(514)	—

Total	$3,271	$850	$(2,803)	$1,318

NOTE 5: INCOME TAXES
The provision (benefit) for income taxes recorded for the three and six month periods ended June 30, 2008 and 2007 includes current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Additionally, during the first quarter of 2008, we recorded a benefit of $1,000 for refundable research and experimentation credits, a benefit of $559 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446 which resulted from an increase in the tax rate of a single foreign jurisdiction.
As of June 30, 2008, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of June 30, 2008 and December 31, 2007, the amount of our uncertain tax positions was a liability of $10,524 and $10,635, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $1,815 within the next twelve months due to the expiration of a statute of limitations in a foreign jurisdiction. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.
NOTE 6: COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,250)	$(7,620)	$4,883	$(20,042)
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income	—	—	4,810	—
Unrealized gain (loss) on available-for-sale investments	(729)	(80)	(547)	451

Total comprehensive income (loss)	$(1,979)	$(7,700)	$9,146	$(19,591)

NOTE 7: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and include exchangeable shares. These exchangeable shares, which were issued on September 6, 2002 by Jaldi, our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock. At June 30, 2008 there were no outstanding exchangeable shares. Basic and diluted weighted average shares outstanding have been calculated to reflect the June 4, 2008 one-for three reverse stock split in all periods presented.
Diluted weighted average shares outstanding includes the incremental number of common shares that would be outstanding assuming the exercise of certain stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our convertible debentures, using the if-converted method, when such conversion is dilutive.
The following schedule reconciles the computation of basic net income per share and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,250)	$(7,620)	$4,883	$(20,042)

Basic weighted average shares outstanding	14,577	16,286	14,753	16,273
Common share equivalents:
Dilutive effect of stock options	—	—	13	—

Diluted weighted average shares outstanding	14,577	16,286	14,766	16,273

Net income (loss) per common share — basic and diluted	$(0.09)	$(0.47)	$0.33	$(1.23)

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	1,816	2,020	1,716	2,116
Conversion of debentures	1,228	1,916	1,467	1,916
Unvested stock awards	—	32	—	16

	3,044	3,968	3,183	4,048

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2008	2007
Cash paid during the period for:
Interest	$1,121	$1,318
Income taxes	238	1,457

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,056	$—
NOTE 9: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Japan	$12,241	$15,201	$26,246	$28,194
Europe	1,965	1,419	4,342	3,067
Taiwan	2,171	2,798	4,064	5,823
Korea	2,006	1,852	3,609	4,278
U.S.	887	1,461	1,855	2,522
China	390	1,421	1,110	2,823
Other	1,133	2,744	3,543	4,170

	$20,793	$26,896	$44,769	$50,877

Significant Customers
Sales to distributors represented 47% and 63% of total revenue for the second quarter of 2008 and 2007, respectively and 50% and 59% for the first half of 2008 and 2007, respectively. One distributor represented 29% and 36% of total revenue for the second quarter of 2008 and 2007, respectively and 29% and 34% of total revenue for the first half of 2008 and 2007, respectively. No other distributor represented 10% or more of revenue during these periods.
End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 54% and 46% of revenue for the second quarter of 2008 and 2007, respectively, and 55% and 47% of revenue for the first half of 2008 and 2007, respectively. One end customer represented 26% and 17% of total revenue for the second quarter of 2008 and 2007, respectively and 27% and 19% of total revenue for the first half of 2008 and 2007, respectively. No other end customer represented 10% or more of revenue during these periods.
The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	June 30,	December 31,
	2008	2007
Account A	27%	27%
Account B	18%	21%
Account C	10%	3%
NOTE 10: RISKS AND UNCERTAINTIES
Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on three third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations.

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
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with FASB Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34. The indemnification is limited to the amount paid by the customer. As of June 30, 2008, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
NOTE 12: SUBSEQUENT EVENT
In August 2008, we purchased $15,000 of our 1.75% convertible subordinated debentures for $10,610 in cash in a combination of open market and private transactions. As a result of this transaction we will recognize a gain in other income of approximately $4,200 in the third quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include the disclosure contained under the caption “Results of Operations—Business Outlook” below. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, changes in growth in the multimedia projector, advanced television, advanced media processor, and liquid crystal display (“LCD”) panel and monitor markets; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; changes in customer ordering patterns or lead times; seasonality in the consumer electronics market; new product yield rates; supply of products from third party foundries; the success of our products in expanded markets; our efforts to maintain profitability and positive earnings before interest, taxes, depreciation and amortization; insufficient, excess or obsolete inventory and variations in inventory valuation; changes in the recoverability of intangible assets and long lived assets, and other risks identified in the risk factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and, where appropriate, its subsidiaries.
Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as multimedia projectors and large-screen LCD televisions to differentiate their products with a consistently high level of video quality.
Results of Operations
Revenue, net
Net revenue was comprised of the following amounts (dollars in thousands):

	Three months ended June 30,		2008 v 2007		% of net revenue
				%
	2008	2007	$ change	change	2008	2007
Multimedia projector	$12,630	$13,536	$(906)	(7)%	61%	50%
Advanced television	2,677	4,465	(1,788)	(40)	13	17
Advanced media processor	2,578	4,643	(2,065)	(44)	12	17
LCD monitor, panel and other	2,908	4,252	(1,344)	(32)	14	16

Total revenue	$20,793	$26,896	$(6,103)	(23)%	100%	100%

	Six months ended June 30,		2008 v 2007		% of net revenue
				%
	2008	2007	$ change	change	2008	2007
Multimedia projector	$26,915	$26,221	$694	3%	60%	52%
Advanced television	5,997	10,222	(4,225)	(41)	14	20
Advanced media processor	6,421	8,583	(2,162)	(25)	14	17
LCD monitor, panel and other	5,436	5,851	(415)	(7)	12	11

Total revenue	$44,769	$50,877	$(6,108)	(12)%	100%	100%

Multimedia Projector
Revenue from the multimedia projector market decreased 7% in the second quarter of 2008 compared to the second quarter of 2007. This decrease is due to a 3% decrease in both units sold and average selling price (“ASP”). Multimedia projector revenue in the first half of 2008 increased 3% compared to the first half of 2007. This increase is due to a 4% increase in units sold, partially off-set by a 1% decrease in ASP. Revenue fluctuations between 2008 and 2007 are primarily due to timing differences of sales to continuing customers.
Advanced Television
Revenue from the advanced television market decreased 40% in the second quarter of 2008 compared to the second quarter of 2007. This decrease is due to a 38% decrease in units sold and a 3% decrease in ASP. Revenue from the advanced television market decreased 41% in the first half of 2008 compared to the first half of 2007. This decrease is due to a 44% decrease in units sold, partially off-set by a 6% increase in ASP. Decreases in 2008 are primarily attributable to our decision to shift focus away from the commoditized System on Chip segment of the advanced television market. With our new strategy we are developing co-processor ICs that will improve the video performance of any image processor in the large screen, high resolution, high quality segment of the advanced television market.
Advanced Media Processor
Revenue in the advanced media processor market is attributable to products we obtained in connection with our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005. Revenue from this market decreased 44% in the second quarter of 2008 compared to the second quarter of 2007. This decrease resulted from a 42% decrease in units sold and a 5% decrease in ASP. Revenue from this market decreased 25% in the first half of 2008 compared to the first half of 2007. This decrease resulted from a 26% decrease in units sold, partially offset by a 1% increase in ASP.
As a result of our April 2006 restructuring plan we are no longer pursuing stand-alone digital media streaming markets that are not core to our business. We expect to see revenue from this market continue to decrease over time as customers switch to next generation designs from other suppliers.

LCD Monitor, Panel and Other
LCD monitor, panel and other revenue decreased $1.3 million in the second quarter of 2008 compared to the second quarter of 2007, and decreased $415,000 in the first half of 2008 compared to the first half of 2007. The decrease is primarily attributable to our decision to stop developing lower-end LCD monitor chips.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended June 30,
		% of		% of
	2008	revenue	2007	revenue
Direct product costs and related overhead [1]	$9,590	46%	$14,006	52%
Provision for obsolete inventory, net of usage	(20)	(0)	520	2
Amortization of acquired developed technology	705	3	705	3
Restructuring	—	—	35	0
Stock-based compensation	20	0	28	0

Total cost of revenue	$10,295	50%	$15,294	57%

Gross profit	$10,498	50%	$11,602	43%

	Six months ended June 30,
		% of		% of
	2008	revenue	2007	revenue
Direct product costs and related overhead [1]	$20,492	46%	$26,406	52%
Provision for obsolete inventory, net of usage	660	1	1,422	3
Amortization of acquired developed technology	1,410	3	1,410	3
Restructuring	—	—	136	0
Stock-based compensation	38	0	48	0

Total cost of revenue	$22,600	50%	$29,422	58%

Gross profit	$22,169	50%	$21,455	42%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.
Direct product costs and related overhead decreased to 46% of revenue in the second quarter and first half of 2008, down from 52% in the second quarter and first half of 2007. The decrease in direct product costs and related overhead as a percentage of revenue in the 2008 periods compared to the 2007 periods resulted primarily from lower pricing obtained from vendors, a more favorable mix of products sold and increases in production yields. The net provision for obsolete inventory decreased to 0% of revenue in the second quarter of 2008 from 2% in the second quarter of 2007, and to 1% in the first half of 2008 from 3% in the first half of 2007. The decrease in net provision for obsolete inventory as a percentage of revenue in the 2008 periods compared to 2007 periods is attributable to our increased focus on inventory management.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three month periods ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	Three months ended
	June 30,		2008 v 2007
				%
	2008	2007	$ change	change
Research and development [1]	$7,193	$9,675	$(2,482)	(26)%

[1] Includes stock-based compensation expense of:	449	510
Research and development expense decreased 26% in the second quarter of 2008 compared with the second quarter of 2007. The decrease in research and development expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Depreciation and amortization expense decreased $1.9 million. This decrease is primarily due to the December 31, 2007 write off of engineering software tools, which we are no longer using due to reductions in research and development personnel and changes in product development strategy.
•	Facilities and information technology expense allocations decreased $381,000, primarily due to reductions in outsourced IT support and decreased equipment depreciation. These decreases are primarily due to reduced headcount.
•	Compensation expense decreased $173,000. At June 30, 2008, we had 137 research and development employees compared to 186 at June 30, 2007.
Research and development expense for the six month periods ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	Six months ended
	June 30,		2008 v 2007
				%
	2008	2007	$ change	change
Research and development [1]	$13,915	$21,650	$(7,735)	(36)%

[1] Includes stock-based compensation expense of:	898	1,180
Research and development expense decreased 36% in the first half of 2008 compared with the first half of 2007. The decrease in research and development expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Depreciation and amortization expense decreased $3.8 million. This decrease is primarily due to the December 31, 2007 write off of engineering software tools.

•	Compensation expense decreased $1.7 million due to fewer research and development personnel.
•	Facilities and information technology expense allocations decreased $1.1 million, primarily due to reductions in outsourced IT support, lower rent and decreased equipment depreciation.
•	Development-related expenses, including non-recurring engineering and outside services, decreased $547,000 as a result of our restructuring efforts.
•	Stock-based compensation expense decreased $282,000 due to personnel reductions and reduced valuation of our stock options.
•	Travel and related expenses decreased $278,000.
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
Selling, general and administrative expense for the three month periods ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	Three months ended
	June 30,		2008 v 2007
				%
	2008	2007	$ change	change
Selling, general and administrative [1]	$4,491	$7,013	$(2,522)	(36)%

[1] Includes stock-based compensation expense of:	313	916
Selling, general and administrative expense decreased 36% in the second quarter of 2008 compared with the second quarter of 2007. The decrease in selling, general and administrative expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Compensation expense decreased $1.0 million. As of June 30, 2008, we had 70 employees in selling, general and administrative functions, compared to 130 as of June 30, 2007.
•	Stock-based compensation expense decreased $603,000 due to personnel reductions and reduced valuation of our stock options.
•	Facilities and information technology allocations decreased $274,000.
•	Travel and related expenses decreased $256,000.
•	Recruiting fees decreased $178,000 due to executive search charges during the second quarter of 2007.
Selling, general and administrative expense for the six month periods ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	Six months ended
	June 30,		2008 v 2007
				%
	2008	2007	$ change	change
Selling, general and administrative [1]	$9,177	$14,538	$(5,361)	(37)%

[1] Includes stock-based compensation expense of:	738	1,949
Selling, general and administrative expense decreased 37% in the first half of 2008 compared with the first half of 2007. The decrease in selling, general and administrative expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Compensation expense decreased $2.5 million due to fewer selling, general and administrative personnel.
•	Stock-based compensation expense decreased $1.2 million due to personnel reductions and reduced valuation of our stock options.
•	Facilities and information technology allocations decreased $585,000.
•	Travel and related expenses decreased $477,000.
•	Recruiting fees decreased $300,000 due to executive search charges during the first half of 2007.
Restructuring
Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Termination and retention benefits [1]	$(111)	$1,202	$356	$3,650
Consolidation of leased space [2]	(47)	883	494	891
Net write off of assets and reversal of related liabilities	—	523	—	555
Payments, non-cancelable contracts	—	—	—	313
Other	—	62	—	130

Total restructuring expenses	$(158)	$2,670	$850	$5,539

Included in cost of revenue	$—	$35	$—	$136
Included in operating expenses	(158)	2,635	850	5,403

[1]	Termination and retention benefits related to our restructuring plans included severance and retention payments for terminated employees and retention payments for certain continuing employees. The benefit in the second quarter of 2008 is due to true ups of prior estimates of severance payments.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses. The benefit in the second quarter of 2008 is due to true ups of a prior estimate.

Amortization of acquired intangible assets
Amortization of acquired intangible assets relates to a customer relationship asset that we recorded in connection with our June 2005 Equator acquisition. Amortization of the customer relationship asset was $74,000 and $90,000 for the second quarter of 2008 and 2007, respectively and $164,000 and $180,000 for the first half of 2008 and 2007, respectively. The asset was fully amortized as of June 30, 2008.
Interest and other income, net
Interest and other income, net consisted of the following (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2008	2007	$ change	2008	2007	$ change
Interest income [1]	$553	$1,444	$(891)	$1,536	$2,971	$(1,435)
Other income [2]	218	—	218	218	—	218
Interest expense [3]	(419)	(688)	269	(992)	(1,345)	353
Amortization of debt issuance costs [4]	(125)	(166)	41	(271)	(331)	60
Gain on repurchase of long-term debt, net [5]	—	—	—	11,557	—	11,557
Other-than-temporary impairment of marketable security, net [6]	—	—	—	(6,490)	—	(6,490)

Total interest and other income, net	$227	$590	$(363)	$5,558	$1,295	$4,263

[1]	Interest income is earned on cash equivalents and short- and long-term marketable securities. The decrease in the 2008 periods is due to lower balances of marketable securities which resulted from our February 2008 repurchase of long-term debt and decreased yields on our debt securities.

[2]	In the second quarter of 2008, we recognized a gain of $218,000 on the sale of a non-marketable equity security.

[3]	Interest expense primarily relates to interest payable on our long-term debt. The decrease in the 2008 periods is due to the reduced outstanding principal balance which resulted from our February 2008 repurchase of long-term debt.

[4]	The fees associated with the 2004 issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The remaining amortization period is approximately three years as of June 30, 2008. The decrease in the 2008 periods is due to the write-off of fees associated with the portion of long-term debt repurchased in February 2008.

[5]	In February 2008, we repurchased and retired $50.2 million of our outstanding debt for $37.9 million in cash, including legal and other professional fees of $755,000. We recognized a gain on this repurchase of $11.6 million, net of a write off of debt issuance costs of $752,000.

[6]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on a publicly-traded equity security, due to the duration of time that the investment had been below cost and the decline in the public stock price during the quarter. At December 31, 2007, $4.8 million unrealized loss was included in accumulated other comprehensive loss in shareholders’ deficit.
Provision (benefit) for income taxes
The provision (benefit) for income taxes recorded for the second quarter of 2008 and 2007 was $375,000 and $399,000, respectively and $(1.3) million and $1.0 million for the first half of 2008 and 2007, respectively. The provision (benefit) includes current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Additionally, during the first quarter of 2008, we recorded a benefit of $1.0 million for refundable research and experimentation credits, a benefit of $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446,000 which resulted from an increase in the tax rate of a single foreign jurisdiction.
Business Outlook
On July 24, 2008, we provided an outlook for the third quarter of 2008 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:
We expect to record net loss per share in the third quarter of 2008 of $(0.17) to $0.00, based on the following estimates:
•	Third quarter revenue of $20.0 million to $22.0 million.

•	Gross profit margin of approximately 47.5% to 50.5%.

•	Operating expenses of $10.8 million to $11.8 million.

•	Nominal interest and other income, net.

•	Tax provision of approximately $300,000.
Liquidity and Capital Resources
Cash and short- and long-term marketable securities
Our cash and cash equivalent and short- and long-term marketable securities were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007	$ change	% change
Cash and cash equivalents	$59,394	$74,572	$(15,178)	(20)%
Short-term marketable securities	14,804	34,581	(19,777)	(57)
Long-term marketable securities	7,495	9,804	(2,309)	(24)

Total cash and marketable securities	$81,693	$118,957	$(37,264)	(31)%

Total cash and marketable securities decreased 31% during the first half of 2008. The decrease in total cash and marketable securities during the first half of 2008 resulted primarily from $7.9 million cash flow from operations, offset by $37.9 million for the repurchase of long-term debt, $2.8 million in payments on property and equipment and other asset financing, $1.4 million for the repurchase of our common stock and $1.2 million for purchases of property and equipment and other long-term assets.
We anticipate that our existing cash and investment balances will be adequate to fund our operating and investing needs for the next twelve months and the foreseeable future. From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. We also may repurchase additional amounts of our long-term debt or repurchase shares of our common stock, as authorized under our share repurchase program. Any such transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Accounts receivable, net
Accounts receivable, net increased to $6.7 million at June 30, 2008 from $6.2 million at December 31, 2007. The average number of days sales outstanding increased to 29 days at June 30, 2008 from 21 days at December 31, 2007.
Inventories, net
Inventories, net decreased to $6.3 million at June 30, 2008 from $11.3 million at December 31, 2007. Inventory turnover on an annualized basis increased to 5.3 at March 31, 2008 from 3.9 at December 31, 2007. As of June 30, 2008, this represented approximately ten weeks of inventory on hand.
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
On September 25, 2007, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. During 2007, we repurchased 1,260,833 common shares at a cost of $4.3 million. During the first half of 2008, we purchased an additional 607,737 shares at a cost of $1.3 million. As of June 30, 2008, $4.4 million remained available for repurchase under the plan. The above share numbers reflect the one-for-three reverse split of our common stock on June 4, 2008.
Contractual Payment Obligations
Our contractual obligations for 2008 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008. Our obligations for 2008 and beyond have not changed materially as of June 30, 2008, except for the reduction of $50.2 million of principal amount of long-term debt that we expect the holders of the outstanding debentures to require us to purchase in 2011, as presented above in “Liquidity and Capital Resources.”

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
As of June 30, 2008, we had convertible subordinated debentures of $89.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
PART II — OTHER INFORMATION
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
The June 4, 2008 one-for-three reverse split of outstanding shares of our common stock may not result in a long-term or permanent increase in the bid price of our common stock and we may be unable to maintain compliance with NASDAQ Marketplace Rules without taking additional action, which could include effecting an additional reverse stock split. If we are delisted from the NASDAQ Global Market, there may not be a market for our common stock, which could cause a decrease in the value of an investment in us and adversely affect our business, financial condition and results of operations.
On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to attempt to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock increased to over $2.00 per share immediately following the reverse split, the price has since declined and we cannot guarantee that it will remain at or above $1.00 per share. If the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split.
A second reverse split could produce negative effects. We could not guarantee that an additional reverse split would result in a long-term or permanent increase in the price of our common stock. The market might perceive a decision to effect an additional reverse split as a negative indicator of our future prospects, and as a result, the price of our common stock might decline after such a reverse split (perhaps by an even greater percentage than would have occurred in the absence of such a reverse split). An additional reverse split could also make it more difficult for us to meet certain other requirements for continued listing on the NASDAQ Global Market, including rules related to the minimum number of shares that must be in the public float, the minimum market value of the public float and the minimum number of round lot holders. Investors might consider the increased proportion of unissued authorized shares to issued shares to have an anti-takeover effect under certain circumstances by allowing for dilutive issuances which could prevent certain shareholders from changing the composition of the board, or could render tender offers for a combination with another entity more difficult to complete successfully. Additionally, customers, suppliers or employees might consider a company with low trading volume risky and might be less likely to transact business with us.
If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.
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

As of June 30, 2008, $89.8 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. Although the debt obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the $89.8 million debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures into common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and make us more vulnerable to industry downturns and competitive pressures.
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
The development of our semiconductors is highly complex. These complexities require us to employ advanced designs and manufacturing processes that are unproven. The result can be longer and less predictable development cycles. Timely introduction of new or enhanced products depends on a number of other factors, including, but not limited to:
•	accurate prediction of customer requirements and evolving industry standards;

•	development of advanced display technologies and capabilities;

•	use of advanced foundry processes and achievement of high manufacturing yields; and

•	market acceptance of new products.
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
The year ended December 31, 2004 was our first and only year of profitability since inception. Since then, we have incurred net losses. In addition, the profitability we achieved during the first quarter of 2008 was primarily the result of gain we recognized on the repurchase of certain of our convertible subordinated debentures, and we incurred operating losses during the period. In 2006, we initiated restructuring plans, which we implemented throughout 2007 and the first half of 2008, aimed at returning the Company to profitability. We cannot be certain that these plans will be successful or that future restructuring efforts will not be necessary. We may not achieve profitability in the future and, if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are not profitable in the future, we may be unable to continue our operations.
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
Our quarterly operating results have varied significantly from quarter to quarter and are likely to vary in the future based on a number of factors related to our industry and the markets for our products that are difficult or impossible to predict. Some of these factors are not in our control and any of them may cause our quarterly operating results or the price of our common stock to fluctuate. These factors include, but are not limited to:
•	demand for projectors and advanced televisions;

•	demand and timing of orders for our products;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors;

•	the deferral of, or reduction in, customer orders due to a reduction in our end customers’ demand;

•	the loss of one or more of our key distributors or customers;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products;

•	changes in the costs of manufacturing;

•	our ability to provide adequate supplies of our products to customers and avoid excess inventory;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in product mix, product pricing or distribution channels; and

•	general economic conditions and economic conditions specific to the advanced display and semiconductor markets.
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
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, we overestimated demand for certain of our products which led to charges for obsolete inventory in 2006, 2007 and the first half of 2008. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.
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
We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Currently, this risk has increased as we continue to implement restructuring plans to consolidate our operating sites and change our strategic direction. In the last two years a significant portion of our executive management team has turned over, including the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Vice President of Sales, Vice President of Business Operations and Vice President, General Manager of China. During 2006 and 2007, we also experienced difficulties hiring and retaining qualified engineers in our Shanghai design center.
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenue from, or loss of, any of these customers or distributors could significantly reduce our revenue.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 50%, 57% and 52% of revenue for the first half of 2008 and the years ended December 31, 2007 and 2006, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 29%, 33% and 26% of revenue for the first half of 2008 and years ended December 31, 2007 and 2006, respectively. Revenue attributable to our top five end customers represented 55%, 47% and 39% of revenue for the first six half of 2008 and years ended December 31, 2007 and 2006, respectively. Sales to Seiko Epson Corporation, our top end customer, represented 27%, 21% and 15% of revenue for the first half of 2008 and years ended December 31, 2007 and 2006, respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. For example, our loss of a key OEM customer in Europe contributed to a $45.5 million, or 51%, decrease in advanced television revenue from 2005 to 2006.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of June 30, 2008 and December 31, 2007, we had three and two customers, respectively, that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2008 we held 78 patents and had 75 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
We contract with third-party foundries for wafer fabrication and other manufacturers for packaging, assembly and testing of our products. We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. Our wafers are fabricated by Semiconductor

Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Corporation and Toshiba Corporation. The wafers used in each of our products are fabricated by only one of these manufacturers.
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
Our requirements represent only a small portion of the total production capacity of our contract manufacturers, who have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect this may occur again in the future. If we are unable to obtain our products from our contract manufacturers on schedule, our ability to satisfy customer demand will be harmed and revenue from the sale of products may be lost or delayed. If orders for our products are cancelled, expected revenue would not be realized. For example, in the fourth quarter of 2005, one of our contract manufacturers experienced temporary manufacturing delays due to unexpected manufacturing process problems, which caused delays in delivery of our products and made it difficult for us to satisfy our customer demand. We are currently experiencing capacity related delays with one of our primary contract manufacturers that could reduce our ability to satisfy customer demand.
If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products, we may experience delays that result in lost revenue and damaged customer relationships.
Our products require manufacturing with state-of-the-art fabrication equipment and techniques. The lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months. If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products, we could incur significant delays in shipping products, which may result in lost revenue and damaged customer relationships.
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
We use a customer owned tooling process for manufacturing most of our products which exposes us to the possibility of poor yields and unacceptably high product costs.
We are building most of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products uncompetitive if we increased our prices or could result in low gross profit margins if we did not increase our prices.
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
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96% of revenue for the first half of 2008 and years ended December 31, 2007 and 2006. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations in the currencies of Japan, the People’s Republic of China (“PRC”), Taiwan or Korea;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;

•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and

•	difficulties in collecting outstanding accounts receivable balances.
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
Our acquisition of Equator has not been as successful as we had anticipated. We acquired Equator for an aggregate purchase price of $118.1 million and recorded, among other assets, $57.5 million in goodwill, $36.8 million in acquired developed technology and $4.2 million in other acquired intangible assets. However, the Equator technology has not proven as useful as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $4.5 million of the developed technology acquired from Equator remains on our consolidated balance sheet as of June 30, 2008 and only a few of the Equator employees remain employed by us. Additionally, while we are continuing to provide customers with existing products, we are no longer pursuing stand-alone advanced media processor markets that are not core to our business.
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
Our product development strategies anticipate that consumer demand for projectors, advanced televisions and other emerging display technologies will increase in the future. The success of our products is dependent on increased demand for these display technologies. The potential size of the market for products incorporating these display technologies and the timing the market’s development are uncertain and will depend upon a number of factors, all of which are beyond our control. In order for the market in which we participate to grow, advanced display products must be widely available and affordable to consumers. In the past, the supply of advanced display products has been cyclical. We expect this pattern to continue. Under-capacity in the advanced display market may limit our ability to increase our revenue because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of advanced display components. In addition, advanced display prices may remain high because of limited supply, and consumer demand may not grow.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include ATI Technologies Inc., Broadcom Corporation, i-Chips Technologies Inc., ITE Tech. Inc., Jepico Corp., Macronix International Co., Ltd., MediaTek Inc., Media Reality Technologies Inc., Micronas Semiconductor Holding AG, MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., Silicon Optix Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Techwell, Inc., Topro Technology Inc., Trident Microsystems, Inc., Trumpion Microelectronics Inc., Weltrend Semiconductor, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
On June 4, 2008, we effected a one-for-three reverse split of our common stock. Though the per share price of our common stock increased to over $2.00 per share immediately after the reverse split, the price has since declined and we cannot guarantee that we will continue to meet the minimum requirements for listing on the NADAQ Global Market. If the per share price of our common stock drops below $1.00, our common stock could again become subject to the risk of being delisted and we may seek shareholder approval for an additional reverse split. Even if the per share price of our common stock remains above $1.00, investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:
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
As of June 30, 2008, we had $89.8 million of unsecured convertible debentures due 2024 outstanding and $81.7 million in cash and marketable securities, resulting in a net cash deficit position. Although the obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the $89.8 million debentures outstanding as of each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures to common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011.
On September 25, 2007, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the following twelve months. During 2007, we repurchased 1,260,833 common shares at a cost of $4.3 million. From January 1, 2008 through June 30, 2008, we repurchased 607,737 shares for $1.3 million. As of June 30, 2008, $4.4 million remained available for repurchase under the plan. The above share numbers reflect the one-for-three reverse split of our common stock effected on June 4, 2008.
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
Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information about shares repurchased during the second quarter of 2008 under the share repurchase program we announced on September 25, 2007 (in thousands except share and per share data). These numbers reflect the one-for-three reverse split of our common stock effected on June 4, 2008.

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of	may yet be
			publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased (1)	paid per share	programs	programs
April 1, 2008 - April 30, 2008	—	$—	—	$4,533
May 1, 2007 - May 31, 2008	—	—	—	4,533
June 1, 2008 - June 30, 2008	76,470	2.26	76,470	4,360

Total	76,470	$2.26	76,470

(1)	All purchases made on the open market pursuant to the share repurchase program announced on September 25, 2007, under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion.

Share repurchases under the program may be made through open market or privately negotiated transactions at our discretion, subject to market conditions and other factors.
Item 4. Submission of Matters to a Vote of Security Holders.
The 2008 Annual Meeting of Shareholders of Pixelworks, Inc. was held on May 20, 2008 to conduct the following items of business:
1.	To elect seven Directors to serve one-year terms and until their successors are duly elected and qualified;

2.	Approval of amendment to the 2006 Stock Incentive Plan;

3.	Grant of discretionary authority to the Board of Directors to amend the articles of incorporation of the Company to effect a reverse stock split at an exchange ratio within the specified range and at any time on or prior to the date of the 2009 Annual Meeting of Shareholders;

4.	To ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year; and

5.	To transact any other business that properly came before the meeting or any postponement or adjournment of the meeting.
The following nominees were elected to serve on the board of directors by the votes and for terms indicated below:

Nominee	For	Withheld	Term Ending
Allen H. Alley	34,129,508	4,353,922	2009
Mark A. Christensen	33,941,203	4,542,227	2009
James R. Fiebiger	33,561,466	4,921,964	2009
C. Scott Gibson	33,673,903	4,809,527	2009
Daniel J. Heneghan	33,947,153	4,536,277	2009
Hans H. Olsen	34,205,186	4,278,244	2009
Bruce A.Walicek	34,648,155	3,835,275	2009
The proposal to approve an amendment to the 2006 Stock Incentive Plan was approved and received the following votes:

No. of Votes
For	12,588,912
Against	2,100,839
Abstain	44,055
Broker Non-Votes	23,749,624
The proposal to grant discretionary authority to the Board of Directors to amend the articles of incorporation of the Company to effect a reverse stock split at an exchange ratio within the specified range and at any time on or prior to the date of the 2009 Annual Meeting of Shareholders was approved and received the following votes:

No. of Votes
For	35,644,133
Against	2,638,141
Abstain	201,155
The proposal to ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year was approved and received the following votes:

No. of Votes
For	36,415,572
Against	1,924,888
Abstain	142,969
There were no other matters of business that properly came before the meeting that were voted upon.
Item 6. Exhibits.
3.1	Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.

10.1	Pixelworks, Inc. 2008 Senior Management Bonus Plan. +

10.2	Amended and Restated 2006 Stock Incentive Plan. +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.
Dated: August 11, 2008	/s/ Steven L. Moore
Steven L. Moore
Vice President, Chief Financial Officer, Secretary and Treasurer