Form 10-Q
period 2008-09-30
PIXELWORKS, INC
filed 2008-11-07
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☑
Number of shares of Common Stock outstanding as of October 31, 2008: 13,729,127

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$42,780	$74,572
Short-term marketable securities	18,560	34,581
Accounts receivable, net	5,948	6,223
Inventories, net	5,257	11,265
Prepaid expenses and other current assets	3,771	3,791

Total current assets	76,316	130,432

Long-term marketable securities	1,490	9,804
Property and equipment, net	4,839	6,148
Other assets, net	5,387	6,902
Debt issuance costs, net	764	2,260
Acquired intangible assets, net	4,091	6,370

Total assets	$92,887	$161,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,541	$3,992
Accrued liabilities and current portion of long-term liabilities	7,396	13,848
Current portion of income taxes payable	—	232

Total current liabilities	11,937	18,072

Long-term liabilities, net of current portion	1,501	1,236
Income taxes payable, net of current portion	10,866	10,635
Long-term debt	60,634	140,000

Total liabilities	84,938	169,943

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock	—	—
Common stock	334,127	333,934
Shares exchangeable into common stock	—	113
Accumulated other comprehensive loss	(1,984)	(4,778)
Accumulated deficit	(324,194)	(337,296)

Total shareholders’ equity (deficit)	7,949	(8,027)

Total liabilities and shareholders’ equity	$92,887	$161,916

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue, net	$21,479	$28,133	$66,248	$79,010
Cost of revenue (1)	10,028	16,025	32,628	45,447

Gross profit	11,451	12,108	33,620	33,563

Operating expenses:
Research and development (2)	6,476	8,962	20,391	30,612
Selling, general and administrative (3)	4,413	5,697	13,590	20,235
Restructuring	121	1,645	971	7,048
Amortization of acquired intangible assets	—	89	164	269

Total operating expenses	11,010	16,393	35,116	58,164

Income (loss) from operations	441	(4,285)	(1,496)	(24,601)

Gain on repurchase of long-term debt, net	8,113	—	19,670	—
Interest income	405	1,454	1,941	4,425
Interest expense	(343)	(658)	(1,335)	(2,003)
Amortization of debt issuance costs	(83)	(165)	(354)	(496)
Other income	—	—	218	—
Other-than-temporary impairment of marketable security	—	—	(6,490)	—

Interest and other income, net	8,092	631	13,650	1,926

Income (loss) before income taxes	8,533	(3,654)	12,154	(22,675)

Provision (benefit) for income taxes	314	775	(948)	1,796

Net income (loss)	$8,219	$(4,429)	$13,102	$(24,471)

Net income (loss) per share:
Basic	$0.57	$(0.27)	$0.90	$(1.50)

Diluted	$0.56	$(0.27)	$0.89	$(1.50)

Weighted average shares outstanding:
Basic	14,383	16,307	14,629	16,284

Diluted	15,399	16,307	14,640	16,284

(1) Includes:
Amortization of acquired developed technology	$705	$705	$2,115	$2,115
Stock-based compensation	8	22	46	70
Restructuring	—	11	—	147
(2) Includes stock-based compensation	177	538	1,075	1,718
(3) Includes stock-based compensation	227	684	965	2,633
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$13,102	$(24,471)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(19,670)	—
Other-than-temporary impairment of marketable security	6,490	—
Depreciation and amortization	5,007	10,982
Amortization of acquired intangible assets	2,279	2,384
Stock-based compensation	2,086	4,421
Deferred income tax expense (benefit)	(476)	420
Amortization of debt issuance costs	354	496
Accretion on short- and long-term marketable securities	(325)	(320)
Loss on asset disposals	93	210
Write-off of certain assets related to restructuring	14	679
Other	40	41
Changes in operating assets and liabilities:
Accounts receivable, net	275	646
Inventories, net	6,008	(1,703)
Prepaid expenses and other current and long-term assets, net	759	3,326
Accounts payable	(390)	(934)
Accrued current and long-term liabilities	(2,459)	(1,822)
Income taxes payable	(1)	(412)

Net cash provided by (used in) operating activities	13,186	(6,057)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	43,964	52,221
Purchases of marketable securities	(22,999)	(27,837)
Purchases of property and equipment	(1,478)	(2,027)
Proceeds from sales of property and equipment	20	26

Net cash provided by investing activities	19,507	22,383

Cash flows from financing activities:
Repurchase of long-term debt	(58,554)	—
Payments on asset financings	(3,925)	(6,130)
Repurchase of common stock	(2,053)	—
Proceeds from issuances of common stock	47	352

Net cash used in financing activities	(64,485)	(5,778)

Net change in cash and cash equivalents	(31,792)	10,548
Cash and cash equivalents, beginning of period	74,572	63,095

Cash and cash equivalents, end of period	$42,780	$73,643

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing technology semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as multimedia projectors and large-screen liquid crystal display (“LCD”) televisions to differentiate their products with a consistently high level of video quality.
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
The financial information included herein for the three and nine month periods ended September 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2007 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 12, 2008, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2008.
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
Reclassifications
Certain reclassifications have been made to the 2007 condensed consolidated financial statements to conform with the 2008 presentation, including the reclassification of payments on asset financing as financing activities on the condensed consolidated statements of cash flow. Similar amounts will be reclassified in future filings for prior periods.

NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of September 30, 2008 and December 31, 2007, all of our short- and long-term marketable securities are available-for-sale.
Unrealized holding gains (losses) on short- and long-term available-for-sale securities, net of tax, were $78 and $(2,019), respectively, as of September 30, 2008 and $(22) and $(4,713), respectively, as of December 31, 2007. These unrealized holding gains and losses are recorded in accumulated other comprehensive loss, a component of shareholders’ equity (deficit), in the condensed consolidated balance sheets. We determined that as of September 30, 2008, gross unrealized losses on our marketable securities were temporary based on our intent and ability to hold the investments until recovery.
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

	September 30,	December 31,
	2008	2007
Accounts receivable, gross	$6,490	$6,765
Less: allowance for doubtful accounts	(542)	(542)

Accounts receivable, net	$5,948	$6,223

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$542	$200
Provision	—	483
Recoveries	—	(96)

Balance at end of period	$542	$587

Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Inventories, net consists of the following:

	September 30,	December 31,
	2008	2007
Finished goods	$4,928	$12,733
Work-in-process	5,412	4,482

	10,340	17,215
Less: reserve for slow-moving and obsolete items	(5,083)	(5,950)

Inventories, net	$5,257	$11,265

The following is the change in our reserve for slow-moving and obsolete items:

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$5,950	$5,950
Provision	1,361	3,834
Usage:
Sales	(836)	(1,408)
Scrap	(1,392)	(1,551)

Total usage	(2,228)	(2,959)

Balance at end of period	$5,083	$6,825

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at September 30, 2008. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable, other receivables and deferred tax assets. In the third quarter of 2008 we increased the estimated amortization rate of a certain prepaid royalty due to a change in future product design. The revision will be made prospectively and had no impact on our condensed statements of operations, balance sheets or cash flows as of September 30, 2008.
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2008	2007
Gross carrying amount	$18,685	$17,109
Less: accumulated depreciation and amortization	(13,846)	(10,961)

Property and equipment, net	$4,839	$6,148

Acquired Intangible Assets, Net
Acquired intangible assets, net consists of the following:

	September 30,	December 31,
	2008	2007
Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859

Less accumulated amortization:
Developed technology	(15,079)	(12,964)
Customer relationships	(1,689)	(1,525)

	(16,768)	(14,489)

Acquired intangible assets, net	$4,091	$6,370

Estimated future amortization of acquired developed technology is as follows:

Three Months Ending December 31:
2008	$705
Year Ending December 31:
2009	2,336
2010	1,050

$4,091

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consists of the following:

	September 30,	December 31,
	2008	2007
Accrued payroll and related liabilities	$3,535	$3,366
Reserve for warranty returns	678	932
Accrued costs related to restructuring	487	2,918
Current portion of accrued liabilities for asset financings	428	4,150
Accrued interest payable	416	405
Accrued commissions and royalties	249	381
Reserve for sales returns and allowances	175	175
Other	1,428	1,521

	$7,396	$13,848

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Nine Months Ended
	September 30,
	2008	2007
Reserve for warranty returns:
Balance at beginning of period	$932	$662
Provision	(73)	1,203
Charge offs	(181)	(959)

Balance at end of period	$678	$906

Reserve for sales returns and allowances:
Balance at beginning of period	$175	$479
Provision	74	111
Charge offs	(74)	(415)

Balance at end of period	$175	$175

Long-Term Debt
In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10,000 of the debentures. In February 2008, we repurchased and retired $50,248 of the debentures in a modified dutch auction tender offer for $37,939 in cash. We recognized a net gain of $11,557 on the repurchase, which included a $13,064 discount, offset by legal and professional fees of $755 and a write-off of debt issuance costs of $752. In August 2008, we repurchased and retired $29,118 of the debentures for $20,615 in a combination of open market and private transactions. We recognized a net gain of $8,113 on the repurchases, which included an $8,503 discount, offset by a write-off of debt issuance costs of $390.
The remaining $60,634 of debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 829,934 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions.
We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $60,634 debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.
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
Share Repurchase Program
In September 2007, the Board of Directors authorized the repurchase of up to $10,000 of our common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2007, we repurchased 1,260,833 common shares at a cost of $4,269. During the first nine months of 2008, we repurchased 1,031,437 shares for $2,053. As of September 30, 2008, $3,678 remained available for repurchase under the plan. The above numbers reflect the June 4, 2008 one-for-three reverse stock split of our common stock.
NOTE 3: FAIR VALUE MEASUREMENT
On January 1, 2008, we adopted FASB Statement of Financial Accounting Standard No. (“SFAS”) 157, Fair Value Measurement” (SFAS 157) for our financial assets and liabilities. SFAS 157 defines fair value and describes three levels of inputs that may be used to measure fair value:

Level 1:	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The table below presents information about our financial assets and liabilities measured at fair value at September 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,026	$—	$—	$29,026
Short-term marketable securities	—	18,560	—	18,560
Long-term marketable securities	1,490	—	—	1,490

Total	$30,516	$18,560	$—	$49,076

Level 1 financial assets include money market funds and a long-term equity security. Level two financial assets include commercial paper, corporate debt securities and U.S. government agencies debt securities. We primarily use the market approach to determine the fair value of our financial assets.
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
NOTE 4: RESTRUCTURING PLANS
In 2006, we initiated restructuring plans aimed at returning the Company to profitability. We continued to implement these plans throughout 2007 and 2008. Restructuring expense related to these plans was as follows:

		Cumulative
	Nine Months	Amount
	Ended	Incurred To
	September 30,	September 30,
	2008	2008
Cost of revenue — restructuring:
Termination and retention benefits	$—	$219
Licensed technology and tooling write-offs	—	2,072

	—	2,291

Operating expenses — restructuring:
Consolidation of leased space	508	3,068
Termination and retention benefits	463	8,445
Net write-off of assets and reversal of related liabilities	—	13,451
Contract termination fee	—	1,693
Payments, non-cancelable contracts	—	827
Other	—	88

	971	27,572

Total restructuring expense	$971	$29,863

The following is a summary of the change in accrued liabilities related to our restructuring plans:

	Balance as of			Balance as of
	December 31,			September 30,
	2007	Expensed	Payments	2008
Termination and retention benefits	$1,758	$463	$(2,130)	$91
Lease termination costs	999	508	(827)	680
Contract termination and other costs	514	—	(514)	—

Total	$3,271	$971	$(3,471)	$771

NOTE 5: INCOME TAXES
The provision (benefit) for income taxes recorded for the three and nine month periods ended September 30, 2008 and 2007 includes current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Additionally, during the first quarter of 2008, we recorded a benefit of $1,000 for refundable research and experimentation credits, a benefit of $559 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446 which resulted from an increase in the tax rate of a single foreign jurisdiction.
As of September 30, 2008, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.
As of September 30, 2008 and December 31, 2007, the amount of our uncertain tax positions was a liability of $10,866 and $10,635, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $2,149 within the next twelve months due to the expiration of the statute of limitations in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.
NOTE 6: COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$8,219	$(4,429)	$13,102	$(24,471)
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income	—	—	4,810	—
Unrealized loss on available-for-sale investments	(1,469)	(797)	(2,016)	(346)

Total comprehensive income (loss)	$6,750	$(5,226)	$15,896	$(24,817)

NOTE 7: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and include exchangeable shares. These exchangeable shares, which were issued on September 6, 2002 by Jaldi, our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock. As of January 31, 2008 all exchangeable shares had been exchanged for shares of Pixelworks, Inc. common stock. Basic and diluted weighted average shares outstanding have been calculated to reflect the June 4, 2008 one-for three reverse stock split in all periods presented.
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
The following schedule reconciles the computation of basic net income per share and diluted net income per share for periods presented in which basic weighted average shares outstanding were not equal to diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
Net income used in basic net income per share	$8,219	$13,102
Interest expense on long-term debt, net of tax and amortization of debt issuance costs, net of tax	408	—

Net income used in diluted net income per share	$8,627	$13,102

Basic weighted average shares outstanding	14,383	14,629
Common share equivalents:
Dilutive effect of stock options	9	11
Dilutive effect of conversion of long-term debt	1,007	—

Diluted weighted average shares outstanding	15,399	14,640

Basic net income per common share	$0.57	$0.90

Diluted net income per common share	$0.56	$0.89

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	1,828	1,909	1,753	2,045
Conversion of debentures	—	1,916	1,312	1,916
Unvested stock awards	—	47	—	27

	1,828	3,872	3,065	3,988

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2008	2007
Cash paid during the period for:
Interest	$1,341	$1,388
Income taxes	46	101

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,138	$395
NOTE 9: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Japan	$12,728	$15,490	$38,974	$43,684
Taiwan	3,745	3,653	7,809	9,476
Europe	1,254	1,583	5,596	4,650
U.S.	1,047	1,178	2,902	3,700
Korea	829	2,108	4,438	6,386
China	305	2,014	1,415	4,837
Other	1,571	2,107	5,114	6,277

	$21,479	$28,133	$66,248	$79,010

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Distributors:
All distributors	54%	52%	51%	57%
Distributor A	35%	29%	31%	32%

End Customers: (1)
Top five end customers	55%	53%	55%	47%
End customer A	22%	25%	25%	21%
End customer B	12%	4%	8%	5%

(1):	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives.
The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	September 30,	December 31,
	2008	2007
Account A	25%	21%
Account B	22%	27%
Account C	11%	7%
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
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with FASB Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34. The indemnification is limited to the amount paid by the customer. As of September 30, 2008, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations and could materially affect our business.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include the disclosure contained under the caption “Results of Operations—Business Outlook” below. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and, where appropriate, its subsidiaries.
Overview
We are an innovative designer, developer and marketer of video and pixel processing technology semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as multimedia projectors and large-screen LCD televisions to differentiate their products with a consistently high level of video quality.

Results of Operations
Revenue, net
Net revenue was comprised of the following amounts (dollars in thousands):

	Three months ended September 30,		2008 v 2007		% of net revenue
				%
	2008	2007	$ change	change	2008	2007
Multimedia projector	$14,336	$16,466	$(2,130)	(13)%	67%	59%
Advanced television	2,762	5,515	(2,753)	(50)	13	20
Advanced media processor	2,595	3,790	(1,195)	(32)	12	13
LCD monitor, panel and other	1,786	2,362	(576)	(24)	8	8

Total revenue	$21,479	$28,133	$(6,654)	(24)%	100%	100%

	Nine months ended September 30,		2008 v 2007		% of net revenue
				%
	2008	2007	$ change	change	2008	2007
Multimedia projector	$41,251	$42,686	$(1,435)	(3)%	62%	54%
Advanced television	8,759	15,738	(6,979)	(44)	13	20
Advanced media processor	9,016	12,373	(3,357)	(27)	14	16
LCD monitor, panel and other	7,222	8,213	(991)	(12)	11	10

Total revenue	$66,248	$79,010	$(12,762)	(16)%	100%	100%

Multimedia Projector
Revenue from the multimedia projector market decreased 13% in the third quarter of 2008 compared to the third quarter of 2007. This decrease is due to an 11% decrease in units sold and a 2% decrease in average selling price (“ASP”). Multimedia projector revenue in the first nine months of 2008 decreased 3% compared to the first nine months of 2007. This decline is due to a 2% decrease in units sold and a 1% decrease in ASP.
Advanced Television
Revenue from the advanced television market decreased 50% in the third quarter of 2008 compared to the third quarter of 2007. This decrease is due to a 62% decrease in units sold partially off-set by a 33% increase in ASP. Revenue from the advanced television market decreased 44% in the first nine months of 2008 compared to the first nine months of 2007. This decrease is due to a 51% decrease in units sold, partially off-set by a 14% increase in ASP. Revenue decreases in the 2008 periods are primarily due to our decision to shift focus away from the commoditized System on Chip segment of the advanced television market. With our new strategy we are developing co-processor ICs designed to improve the video performance of any image processor in the large screen, high resolution, high quality segment of the advanced television market. The increase in ASP during the 2008 periods is primarily attributable to a shift in the mix of products sold.
Advanced Media Processor
Revenue in the advanced media processor market is attributable to products we obtained in connection with our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005. Revenue from this market decreased 32% in the third quarter of 2008 compared to the third quarter of 2007. This decrease resulted from a 52% decrease in units sold, partially off-set by a 43% increase in ASP. Revenue from this market decreased 27% in the first nine months of 2008 compared to the first nine months of 2007. This decrease resulted from a 35% decrease in units sold, partially offset by a 13% increase in ASP.
As a result of our April 2006 restructuring plan we are no longer pursuing stand-alone digital media streaming markets that are not core to our business. We expect to see revenue from this market continue to decrease over time as customers switch to next generation designs from other suppliers. The increase in ASP during the 2008 periods is primarily attributable to a change in our customer mix.
LCD Monitor, Panel and Other
LCD monitor, panel and other revenue decreased $576,000, or 24% in the third quarter of 2008 compared to the third quarter of 2007, and decreased $991,000, or 12% in the first nine months of 2008 compared to the first nine months of 2007. The decrease is primarily attributable to our decision to stop focusing our development efforts on these markets.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended September 30,
		% of		% of
	2008	revenue	2007	revenue
Direct product costs and related overhead [1]	$9,450	44%	$14,283	51%
Provision for obsolete inventory, net of usage	(135)	(1)	1,004	4
Amortization of acquired developed technology	705	3	705	3
Restructuring	—	—	11	0
Stock-based compensation	8	0	22	0

Total cost of revenue	$10,028	47%	$16,025	57%

Gross profit	$11,451	53%	$12,108	43%

	Nine months ended September 30,
		% of		% of
	2008	revenue	2007	revenue
Direct product costs and related overhead [1]	$29,942	45%	$40,689	51%
Provision for obsolete inventory, net of usage	525	1	2,426	3
Amortization of acquired developed technology	2,115	3	2,115	3
Restructuring	—	—	147	0
Stock-based compensation	46	0	70	0

Total cost of revenue	$32,628	49%	$45,447	58%

Gross profit	$33,620	51%	$33,563	42%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.
Direct product costs and related overhead decreased to 44% and 45% of revenue in the third quarter and first nine months of 2008, respectively, down from 51% in the third quarter and first nine months of 2007.

The decrease in direct product costs and related overhead as a percentage of revenue in the 2008 periods compared to the 2007 periods resulted primarily from a more favorable mix of products sold and also from lower pricing obtained from vendors and increases in production yields. The net provision for obsolete inventory decreased to (1)% of revenue in the third quarter of 2008 from 4% in the third quarter of 2007, and to 1% of revenue in the first nine months of 2008 from 3% in the first nine months of 2007. The decrease in the net provision for obsolete inventory as a percentage of revenue in the 2008 periods compared to 2007 periods is attributable to our increased focus on inventory management.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three month periods ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	Three months ended
	September 30,		2008 v 2007
	2008	2007	$ change	% change
Research and development [1]	$6,476	$8,962	$(2,486)	(28)%

[1] Includes stock-based compensation expense of:	177	538
Research and development expense decreased 28% in the third quarter of 2008 compared with the third quarter of 2007. The decrease in research and development expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Depreciation and amortization expense decreased $1.4 million. This decrease is primarily due to the December 31, 2007 write-off of engineering software tools, which we are no longer using due to reductions in research and development personnel and changes in product development strategy.
•	Compensation expense decreased $543,000. At September 30, 2008, we had 130 research and development employees compared to 188 at September 30, 2007.
•	Stock-based compensation expense decreased $361,000 due to personnel reductions and reduced valuation of our stock options.
•	Facilities and information technology expense allocations decreased $294,000, primarily due to decreases in equipment depreciation and compensation expense.
Research and development expense for the nine month periods ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	Nine months ended
	September 30,		2008 v 2007
	2008	2007	$ change	% change
Research and development [1]	$20,391	$30,612	$(10,221)	(33)%

[1] Includes stock-based compensation expense of:	1,075	1,718

Research and development expense decreased 33% in the first nine months of 2008 compared with the first nine months of 2007. The decrease in research and development expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Depreciation and amortization expense decreased $5.2 million. This decrease is primarily due to the December 31, 2007 write-off of engineering software tools.
•	Compensation expense decreased $2.3 million due to fewer research and development personnel.
•	Facilities and information technology expense allocations decreased $1.4 million, primarily due to reductions in outsourced IT support, lower rent and decreased equipment depreciation.
•	Stock-based compensation expense decreased $643,000 due to personnel reductions and reduced valuation of our stock options.
•	Travel and related expenses decreased $571,000.
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
Selling, general and administrative expense for the three month periods ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	Three months ended
	September 30,		2008 v 2007
	2008	2007	$ change	% change
Selling, general and administrative [1]	$4,413	$5,697	$(1,284)	(23)%

[1] Includes stock-based compensation expense of:	227	684
Selling, general and administrative expense decreased 23% in the third quarter of 2008 compared with the third quarter of 2007. The decrease in selling, general and administrative expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Compensation expense decreased $586,000. As of September 30, 2008, we had 73 employees in selling, general and administrative functions, compared to 85 as of September 30, 2007.
•	Stock-based compensation expense decreased $457,000 due to personnel reductions and reduced valuation of our stock options.
Selling, general and administrative expense for the nine month periods ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	Nine months ended
	September 30,		2008 v 2007
	2008	2007	$ change	% change
Selling, general and administrative [1]	$13,590	$20,235	$(6,645)	(33)%

[1] Includes stock-based compensation expense of:	965	2,633
Selling, general and administrative expense decreased 33% in the first nine months of 2008 compared with the first nine months of 2007. The decrease in selling, general and administrative expense is directly attributable to the restructuring efforts that we initiated in 2006. These efforts resulted in the following expense reductions:
•	Compensation expense decreased $3.1 million due to fewer selling, general and administrative personnel.
•	Stock-based compensation expense decreased $1.7 million due to personnel reductions and reduced valuation of our stock options.
•	Facilities and information technology allocations decreased $725,000.
•	Travel and related expenses decreased $524,000.
Restructuring
Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Termination and retention benefits [1]	$107	$1,116	$463	$4,766
Consolidation of leased space [2]	14	475	508	1,366
Net write-off of assets and reversal of related liabilities	—	107	—	662
Payments, non-cancelable contracts	—	—	—	313
Other	—	(42)	—	88

Total restructuring expenses	$121	$1,656	$971	$7,195

Included in cost of revenue	$—	$11	$—	$147
Included in operating expenses	121	1,645	971	7,048

[1]	Termination and retention benefits related to our restructuring plans included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.
Amortization of acquired intangible assets
Amortization of acquired intangible assets relates to a customer relationship asset that we recorded in connection with our June 2005 Equator acquisition. The asset was fully amortized as of June 30, 2008 and there was no amortization expense during the third quarter of 2008. Amortization of the customer relationship asset was $89,000 for the third quarter of 2007 and $164,000 and $269,000 for the first nine months of 2008 and 2007, respectively.
Interest and other income, net
Interest and other income, net consisted of the following (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	$ change	2008	2007	$ change
Gain on repurchase of long-term debt, net [1]	$8,113	$—	$8,113	$19,670	$—	$19,670
Interest income [2]	405	1,454	(1,049)	1,941	4,425	(2,484)
Interest expense [3]	(343)	(658)	315	(1,335)	(2,003)	668
Amortization of debt issuance costs [4]	(83)	(165)	82	(354)	(496)	142
Other-than-temporary impairment of marketable security, net [5]	—	—	—	(6,490)	—	(6,490)
Other income [6]	—	—	—	218	—	218

Total interest and other income, net	$8,092	$631	$7,461	$13,650	$1,926	$11,724

[1]	In August 2008, we repurchased and retired $29.1 million of our outstanding debt for $20.6 million in cash. We recognized a gain on this repurchase of $8.1 million, net of a write-off of debt issuance costs of $390,000. In February 2008, we repurchased and retired $50.2 million of our outstanding debt for $37.9 million in cash, including legal and other professional fees of $755,000. We recognized a gain on this repurchase of $11.6 million, net of a write-off of debt issuance costs of $752,000.

[2]	Interest income is earned on cash equivalents and short- and long-term marketable securities. The decrease in the 2008 periods is due to lower balances of marketable securities, which resulted from our 2008 repurchases of long-term debt and decreased yields on our invested funds.

[3]	Interest expense primarily relates to interest payable on our long-term debt. The decrease in the 2008 periods is due to the reduced outstanding principal balance which resulted from our 2008 repurchases of long-term debt.

[4]	The fees associated with the 2004 issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The remaining amortization period is approximately three years as of September 30, 2008. The decrease in the 2008 periods is due to the write-off of fees associated with the portion of long-term debt repurchased in 2008.

[5]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on a publicly-traded equity security, due to the duration of time that the investment had been below cost and the decline in the public stock price during the quarter.

[6]	In the second quarter of 2008, we recognized a gain of $218,000 on the sale of a non-marketable equity security.
Provision (benefit) for income taxes
The provision (benefit) for income taxes recorded for the third quarter of 2008 and 2007 was $314,000 and $775,000, respectively and $(948,000) and $1.8 million for the first nine months of 2008 and 2007, respectively. The provision (benefit) includes current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Additionally, during the first quarter of 2008, we recorded a benefit of $1.0 million for refundable research and experimentation credits, a benefit of $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446,000 which resulted from an increase in the tax rate of a single foreign jurisdiction.
Business Outlook
On October 23, 2008, we provided an outlook for the fourth quarter of 2008 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:
We expect to record net loss per share in the fourth quarter of 2008 of $(0.13) to $(0.32), based on the following estimates:
•	Fourth quarter revenue of $18.5 million to $20.5 million.

•	Gross profit margin of approximately 45% to 48%.

•	Operating expenses of $11.0 million to $12.0 million.

•	Nominal interest and other income, net.

•	Tax provision of approximately $750,000.
Liquidity and Capital Resources
Cash and short- and long-term marketable securities
Our cash and cash equivalent and short- and long-term marketable securities were as follows (dollars in thousands):

	September 30,	December 31,		%
	2008	2007	$ change	change
Cash and cash equivalents	$42,780	$74,572	$(31,792)	(43)%
Short-term marketable securities	18,560	34,581	(16,021)	(46)
Long-term marketable securities	1,490	9,804	(8,314)	(85)

Total cash and marketable securities	$62,830	$118,957	$(56,127)	(47)%

Total cash and marketable securities decreased 47% during the first nine months of 2008. The decrease resulted primarily from $58.6 million for the repurchase of long-term debt, $3.9 million in payments on property and equipment and other asset financing, $2.1 million for the repurchase of our common stock and $1.5 million for purchases of property and equipment and other long-term assets. The decreases were partially offset by $13.2 million positive cash flow from operations.
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

Accounts receivable, net
Accounts receivable, net decreased to $5.9 million at September 30, 2008 from $6.2 million at December 31, 2007. The average number of days sales outstanding increased to 25 days at September 30, 2008 from 21 days at December 31, 2007.
Inventories, net
Inventories, net decreased to $5.3 million at September 30, 2008 from $11.3 million at December 31, 2007. Inventory turnover on an annualized basis increased to 6.5 at September 30, 2008 from 3.9 at December 31, 2007. As of September 30, 2008, this represented approximately eight weeks of inventory on hand.
Capital resources
In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10.0 million of the debentures. In February 2008, we repurchased and retired $50.2 million principal amount of the debentures through a modified dutch auction tender offer for $37.9 million in cash. We recognized a net gain of $11.6 million on the repurchase, which included a $13.1 million discount, offset by legal and professional fees of $755,000 and a write-off of debt issuance costs of $752,000. In August 2008, we repurchased and retired $29.2 million of the debentures for $20.6 million in cash. We recognized a net gain of $8.1 million on the repurchase, which included an $8.5 million discount, offset by a write-off of debt issuance costs of $390,000.
We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $60.6 million debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.
In September 2007, the Board of Directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2007, we repurchased 1,260,833 common shares at a cost of $4.3 million. During the first nine months of 2008, we repurchased 1,031,437 shares for $2.0 million. As of September 30, 2008, $3.7 million remained available for repurchase under the plan. The above numbers reflect the June 4, 2008 one-for-three reverse stock split of our common stock.

Contractual Payment Obligations
A summary of our contractual obligations as of September 30, 2008 is as follows:

	Payments Due By Period
		Less than 1			More than 5
Contractual Obligation	Total	year	1-3 years	3-5 years	years
Long-term debt [1]	$60,634	$—	$60,634	$—	$—
Interest on long-term debt	3,183	1,061	2,122	—	—
Operating leases [2]	6,739	2,198	2,667	1,850	24
Payments on accrued balances related to asset purchases	920	428	492	—	—
Estimated Q4 2008 purchase commitments to contract manufacturers	7,308	7,308	—	—	—
Other purchase obligations and commitments	1,750	1,000	750	—	—

Total [3]	$80,534	$11,995	$66,665	$1,850	$24

[1]	The earliest date on which the remaining holders of our 1.75% convertible subordinated debentures due 2024 have the right to require us to purchase all or a portion of the outstanding debentures is May 15, 2011. We expect holders of the debentures to require us to purchase all of the outstanding debentures on that date.

[2]	The operating lease payments above are net of sublease rental income of $542,000, $276,000, $57,000 and $5,000 expected for the 12 month periods ending September 30, 2009, 2010, 2011 and 2012, respectively.

[3]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $10.9 million of income taxes payable has been excluded from the table above.
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
As of September 30, 2008, we had convertible subordinated debentures of $60.6 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. We have employees located in offices in the

People’s Republic of China, Taiwan and Japan and as such, a portion of our operating expenses are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We do not currently hedge against foreign currency rate fluctuations.
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
On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to attempt to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock increased to over $2.00 per share immediately following the reverse split, the price has since closed below $1.00 per share and we cannot guarantee that it will remain at or above $1.00 per share. If the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. Although NASDAQ has implemented a temporary suspension of the $1.00 minimum bid price requirement, this requirement is scheduled for reinstatement on January 19, 2009.
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
If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules regarding “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to investors in penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher priced stock, would further limit the ability and willingness of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.
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
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While we do not currently require access to credit markets to finance our operations, these economic developments affect businesses in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products or reduced ability to finance operations to supply products to us. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.
Fluctuations in our operating results may also be the result of:
•	economic conditions specific to the projector, advanced display and semiconductor markets;

•	the loss of one or more of our key distributors or customers;

•	the deferral of customer orders in anticipation of new products or product enhancements from us or our competitors;

•	the announcement or introduction of products and technologies by our competitors;

•	changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and our ability to provide adequate supplies of our products to customers; and

•	changes in the costs of manufacturing.
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
We have designed our new strategy to help us take advantage of expected market trends. While we have secured design wins with our new products, our expectations may not be accurate and these markets may not develop or they may take longer to develop than we expect. We cannot assure you that the products we are developing to address our new strategy will adequately address the needs of our target customers or that our customers or potential customers will accept our products quickly enough or in sufficient volume to grow revenue and gross profit. A lack of market acceptance or insufficient market acceptance would materially and adversely affect our results of operations.

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
As of September 30, 2008, $60.6 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. Although the debt obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the $60.6 million outstanding debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures into common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Additionally, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance the debentures at terms that are as favorable as those from which we previously benefited, or at terms that are acceptable to us at all. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and make us more vulnerable to industry downturns and competitive pressures.
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
The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the growing use of broadband to deliver video content, the transition from 720 High Definition to 1080P Full High Definition resolution video, faster screen refresh rates, the proliferation of new display devices and the drive to network display devices together. Our failure to adequately respond to such technological changes could render our products obsolete or significantly decrease our revenue.
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
If we are unable to successfully develop and introduce products in a timely manner, our business and results of operations will be adversely affected. We have experienced increased development time and delays in introducing new products that have resulted in significantly less revenue than originally expected for those products. Our international structure has significantly added to the complexity of our product development efforts as we must now coordinate very complex product development programs between multiple geographically dispersed locations. Our restructuring plans have also significantly affected our product development efforts. We may not be successful in timely delivery of new products with reduced numbers of employees. Any such failure could cause us to lose customers or potential customers, which would decrease our revenue.
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
Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs that would negatively affect our operating results. For example, in 2006 and 2007 our provisions for obsolete inventory were $6.2 million and $4.4 million, respectively. Additionally, in 2007, we wrote-off assets with a net book value of $6.9 million due to reductions in research and development personnel and changes in product development strategy.
The year ended December 31, 2004 was our only year of profitability since inception and we may be unable to achieve profitability in future periods.
The year ended December 31, 2004 was our first and only year of profitability since inception. Since then, we have incurred annual net losses. In addition, the profitability we achieved during the first and third quarters of 2008 were primarily the result of gains we recognized on the repurchase of a portion of our convertible subordinated debentures. In 2006, we initiated restructuring plans, which we implemented throughout 2007 and the first nine months of 2008, aimed at returning the Company to profitability. We cannot be certain that these plans will be successful or that future restructuring efforts will not be necessary. We may not achieve profitability in the future and, if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are not profitable in the future, we may be unable to continue our operations.
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
Because we do not have long-term commitments from our customers and plan inventory purchases based on estimates of customer demand which may be inaccurate, we contract for the manufacture of our products based on potentially inaccurate estimates.

Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time. This process requires us to make numerous forecast assumptions concerning demand, each of which may introduce error into our estimates of inventory requirements. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2006 and 2007. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenue from, or loss of, any of these customers or distributors could significantly reduce our revenue.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 54%, 57% and 52% of revenue for the first nine months of 2008 and the years ended December 31, 2007 and 2006, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 35%, 33% and 26% of revenue for the first nine months of 2008 and years ended December 31, 2007 and 2006, respectively. Revenue attributable to our top five end customers represented 55%, 47% and 39% of revenue for the first nine months of 2008 and years ended December 31, 2007 and 2006, respectively. Sales to Seiko Epson Corporation, our top end customer, represented 22%, 21% and 15% of revenue for the first nine months of 2008 and years ended December 31, 2007 and 2006, respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. For example, our loss of a key OEM customer in Europe contributed to a $45.5 million, or 51%, decrease in advanced television revenue from 2005 to 2006.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of September 30, 2008 and December 31, 2007, we had three and two customers, respectively, that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Sales outside the U.S. accounted for approximately 95% of revenue for the first nine months of 2008 and 96% of revenue for the years ended December 31, 2007 and 2006. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
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
We license technology from third parties that is incorporated into our products or product enhancements. We currently have access to certain key technologies owned by independent third parties, through license agreements typically granted on a product-by-product basis. Future products or product enhancements may require additional third-party licenses that may not be available to us or may not be available on terms that are commercially reasonable. In addition, in the event of a change in control of one of our licensors, it may become difficult to maintain access to its licensed technology. If we are unable to obtain or maintain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology with lower quality or performance standards or at greater cost, either of which could seriously harm the competitiveness of our products.
Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2008 we held 88 patents and had 65 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Semiconductor manufacturing technologies change rapidly and manufacturers typically discontinue older manufacturing processes in favor of newer ones. For instance, a portion of our products use embedded dynamic random access memory, (“DRAM”) technology, which requires manufacturing processes that are being phased out. We also utilize 0.18um, 0.15um and 0.13um standard logic processes, which may only be available for the next five to seven years. Once a manufacturer makes the decision to retire a manufacturing process, notice is generally given to its customers. Customers will then either retire the affected part or develop a new version of the part that can be manufactured with a newer process. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. Additionally, migrating to a new, more advanced process requires significant expenditures for research and development and takes significant time. For example in the third quarter of 2006, one of our third-party foundries discontinued the manufacturing process used to produce one of our products. While we were able to place last time buy orders, we underestimated demand for this part. As a result, we had to pay additional amounts to the foundry to restart production and we were unable to fulfill customer orders in a timely manner. We cannot assure you that we will be able to place last time buy orders in the future or that we will find alternate manufacturers of our products.
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
Our acquisition of Equator has not been as successful as we anticipated. We acquired Equator for an aggregate purchase price of $118.1 million and recorded, among other assets, $57.5 million in goodwill, $36.8 million in acquired developed technology and $4.2 million in other acquired intangible assets. However, the Equator technology has not proven as useful as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator. Only $3.9 million of the developed technology acquired from Equator remains on our consolidated balance sheet as of September 30, 2008 and only a few of the Equator employees remain employed by us. Additionally, while we are continuing to provide customers with existing products, we are no longer pursuing stand-alone advanced media processor markets that are not core to our business.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., Jepico Corp., MediaTek Inc., Micronas Semiconductor Holding AG, MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Techwell, Inc., Topro Technology Inc., Trident Microsystems, Inc., Weltrend Semiconductor, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to attempt to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock increased to over $2.00 per share immediately following the reverse split, the price has since closed below $1.00 per share and we cannot guarantee that it will remain at or above $1.00 per share. If the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. Although NASDAQ has implemented a temporary suspension of the $1.00 minimum bid price requirement, this requirement is scheduled for reinstatement on January 19, 2009. Even if the per share price of our common stock remains above $1.00, investors may not be able to sell shares of our common stock at or above the price they paid due to a number of factors, including, but not limited to:
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
The stock prices of technology companies similar to Pixelworks have been highly volatile. Market fluctuations, particularly over the past several months, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance. Any scenario in which investors may not be able to realize a gain when they sell our common stock would have an adverse effect on our business, financial condition and results of operations, by potentially limiting our ability to attract and retain qualified employees and to raise capital.
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
As of September 30, 2008, we had $60.6 million of unsecured convertible debentures due 2024 outstanding. Although the obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the $60.6 million debentures outstanding as of each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures to common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to require us to purchase all of the outstanding debentures on May 15, 2011. The purchase of our outstanding debentures at face value would require the use of substantially all of our cash and marketable securities.
On September 25, 2007, we announced a share repurchase program under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the following twelve months. During 2007, we repurchased 1,260,833 common shares at a cost of $4.3 million. During the first nine months of 2008 we repurchased 1,031,437 shares for $2.0 million. As of September 30, 2008, $3.7 million remained available for repurchase under the plan.
While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to maintain sufficient cash and marketable security balances to refinance or service the potential exercise of the put option on the convertible debentures. We may need, or could elect to seek, additional funding prior to that time through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or our shareholders. Furthermore, if we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information about shares repurchased during the third quarter of 2008 under the share repurchase program initiated in September 2007 (in thousands except share and per share data). These numbers reflect the one-for-three reverse split of our common stock effected on June 4, 2008.

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of	may yet be
			publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased(1)	paid per share	programs	programs
July 1, 2008 - July 31, 2008	9,600	$1.62	9,600	$4,345
August 1, 2007 - August 31, 2008	226,500	1.76	226,500	3,946
September 1, 2008 - September 30, 2008	187,600	1.43	187,600	3,678

Total	423,700	$1.61	423,700

(1)	All purchases made on the open market pursuant to the share repurchase program announced in September 2007, under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market or privately negotiated transactions at our discretion, subject to market conditions and other factors.

Item 6. Exhibits.

10.1	Summary of Pixelworks Non-Employee Director Compensation.+

10.2	Amendment to Office Lease dated October 2, 2007 and commencing November 1, 2007 by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust IV.

10.3	Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC.

21	Subsidiaries of Pixelworks, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.
Dated: November 7, 2008	/s/ Steven L. Moore
Steven L. Moore
Vice President, Chief Financial Officer, Secretary and Treasurer