Form 10-K
period 2008-12-31
PIXELWORKS, INC
filed 2009-03-16
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	91-1761992 (I.R.S. Employer Identification No.)

16760 SW Upper Boones Ferry Road, Suite 101	97224
(Address of principal executive offices)	(Zip Code)
503-601-4545
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes            No     X

Aggregate market value of voting Common Stock held by non-affiliates of the registrant at June 30, 2008: $20,207,718. For purposes of this calculation, executive officers and directors are considered affiliates.

Number of shares of Common Stock outstanding as of February 28, 2009: 13,288,690.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the 2008 fiscal year are incorporated by reference into Part I and Part III of this Annual Report on Form 10-K.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Forward-looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, the global economic crisis, adverse economic conditions in the specific markets for our products, lack of acceptance of new products, increased competition, failure to design, develop and manufacture new products, lack of success in technological advancements, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations, our ability to attract, hire and retain key and qualified employees, and other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and, where appropriate, its subsidiaries.

PART I

Item 1.    Business.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal displays (“LCDs”) and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit (“IC”) and software solutions. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Over the course of the last several years, the display and projection industries have moved rapidly from analog technology, which utilizes waveform signals, to a new generation of digital technologies that utilize a grid of thousands of tiny picture elements, or pixels. Digital display technology is rapidly evolving to incorporate higher pixel counts and faster rates of screen refresh, both of which contribute to a sharper, clearer image. Accordingly, the video image processors that drive newer displays have had to increase their capabilities as well to keep pace with the ever growing needs for greater resolution, size and speed that digital technology affords.

Pixelworks has an array of proprietary technologies and advanced designs to address the requirements of diverse high-end digital video devices, from digital projectors to large screen LCDs. Our products range from single-purpose ICs, to system-on-chip (“SoC”) ICs that integrate microprocessor, memory and image processing functions. Additionally, we provide full solutions, including a software development environment and operating system, which enable our customers to more quickly develop and customize their display products, thus reducing their time to market and enabling them to incorporate differentiated features and functions. During 2008 we focused on developing products that provide additional functionality and utilize more advanced processes in order to improve performance and lower product costs. We continually seek to expand our technology portfolio through internal developments, co-developments with business partners and evaluation of acquisition opportunities.

We have adopted a product strategy that leverages our core competencies in video processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We focus our product investments on developing video enhancement solutions for these markets, with particular focus on adding increased performance and functionality. Additionally, we look for ways to leverage our research and development investment into products that address other high-value markets where our innovative proprietary technology provides differentiation for us and our customers.

Digital Video Technology Trends

The number and variety of digital video applications is increasing rapidly, and video is expanding to play a pervasive role across many aspects of business and personal lifestyle. Digital video content is being delivered from an increasing array of sources of varying quality – on Blu-ray DVDs, over the air, via cable and satellite, across the Internet and on cell phones. Consumers are creating video, sharing it with others and viewing it on an increasing variety of form factors – from handheld devices to large screen displays.

The sources and quality of video content range from very high-resolution programming produced by network or movie studios to very poor quality clips posted from a cell phone to the Internet. At the same time, the consumer expectation for ever higher quality video continues to rise with ongoing transitions to higher display resolutions. These trends place new demands on video signal and pixel processing technology to enable display and projection devices to provide the best viewing experience possible across multiple display formats. For example, content created for one type of display device, such as a PC, must be scaled up or down to play back clearly on a different device, such as a television. On larger, higher-resolution TV screens, image quality deteriorates significantly, and must be compensated for with video processing technology that restores or even creates higher video quality.

The latest generations of advanced digital display devices enhance image performance in a number of ways, chief among them being increasing the display resolution and increasing the number of times per second the image is refreshed. Premium displays currently feature “full HD” resolutions of 1920 columns by 1080 rows of pixels progressively scanned (“1080p”), and measure from 37 inches or more diagonally. In addition to the need for image enhancement, various applications, such as digital signage, Internet-enabled televisions and connected classroom environments, are creating a need for new networking capabilities that can enable the sharing of video across display devices and display environments.

Pixelworks focuses on providing image optimization and networked display capabilities for the advanced flat panel display, digital projection and other markets requiring high quality video, where continual innovation is reshaping how business users and consumers utilize digital video content for information and entertainment.

Large-Screen Flat Panel Display Market

The market for flat panel displays has exploded over the past 10 years and is now worth $100 billion annually, according to the display research firm, DisplaySearch. Key drivers of the flat panel display industry are consumer applications, such as PC monitors and digital televisions. Increasingly, commercial applications such as public-space advertising, a form of digital signage, are also contributing to the growth of the flat panel market and the drive to improve image and video quality of the panels themselves.

Flat panel display technologies include LCD, plasma display panels (“PDPs”), rear-projection using LCDs, digital micro-mirror devices (“DMDs”), and newer technologies, such as liquid crystal on silicon (“LCoS”) and organic light emitting diodes (“OLED”). Within flat panel displays, LCD and plasma have emerged as the preferred digital display technologies, with LCD leading the market in growth.

Digital TVs are a leading application for flat panel displays, and the development of high-resolution, flat panel digital technology has transformed the television market, as consumers have welcomed sharper and more lifelike images on larger and thinner screens. Shipments of LCD TVs are expected to grow from 79.3 million units in 2007 to 119.9 million units in 2009, according to display industry research firm DisplaySearch.

A large consumer market has pressured flat panel manufacturers to continually improve the quality of their displays, and as a result LCDs and other flat panel displays continue to increase in resolution and size. 1080p resolution is now the high-end standard, and larger flat panel displays are also shifting rapidly from refresh rates of 50/60Hz to faster rates of 100/120Hz, and even 200/240Hz.

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

In addition to judder, LCD panels also suffer from blur in motion images as a result of the way the human brain processes the longer frame durations produced by an LCD panel. In the past, LCD panel manufacturers have tried to reduce blur by increasing the refresh rate of the panel from 50/60Hz to 100/120Hz and higher rates and inserting an extra “black” frame to reduce frame duration. But the black frame insertion method has had drawbacks – one of which was to make LCD screen seem less bright. Newer motion estimation/motion compensation (“MEMC”) technology uses the insertion of interpolated frames based on complex mathematical algorithms to shorten the duration of the video frame and create a clearer, crisper picture. MEMC also provides de-judder processing that smoothes out the jerkiness often apparent with large screen displays.

Reducing judder and blur and addressing other performance issues is critical to delivering high quality video, particularly at the high end of the market where more expensive, larger panels exacerbate the problem. To differentiate their products, advanced flat panel manufacturers must implement technology that addresses these video performance problems as rapidly, as fully and as cost effectively as possible.

Looking forward, the convergence of video and the Internet will present new challenges to video processing, as low quality Internet video content increasingly will be required to be displayed at higher resolutions. Additional limitations in bandwidth, latency, noise and content resolution create significant challenges for displaying Internet video on full HD flat panel displays. Video processors must be able to scale poorer quality video, reduce signal noise inherent to networks and enhance image quality in order to ensure optimal video performance.

Digital Projection Market

Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping reduce the size and weight of projection devices and increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra portable devices weighing less than two pounds for maximum portability.

Currently, the largest segment of the installed front projector market consists of business users who employ multimedia projectors to display both still and video presentation materials from PCs or other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications and features that ensure simple operation. Growth in overall projector sales is expected to come both from the business sector and the education market. In educational environments from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Among consumers, multimedia projectors provide a cinematic experience in a home theater environment; however, growth in the consumer sector is unlikely to resume until the global economic environment improves.

Worldwide, the emerging economies of Brazil, Russia, India and China, commonly referred to collectively as “BRIC,” are expected to be a leading driver of demand for information technology of all kinds, including projectors for business, education and the consumer sectors.

Consistent with the trends of other consumer products, digital projectors are increasingly incorporating networking capabilities that enable the sharing of video and other content among multiple devices.

Additional Markets

In addition to the advanced flat panel and digital projection markets, other sectors are also taking advantage of the trend towards higher performance and connectivity in digital video technology. Some of the applications expected to grow as a result of enhanced video quality include digital signage, video conferencing and video surveillance. Large format flat panel displays for digital signage applications, such as in restaurants and mass transit, are forecast to grow at a compound annual growth rate of 32% over the next five years, according to DisplaySearch.

Our Technologies and Products

Our technology enables electronics manufacturers to deliver products with high-quality video performance. We have a portfolio of advanced video algorithms and intellectual property that addresses a broad range of challenges in digital video.

Our product development strategy is to leverage our expertise in video processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We plan to continue to focus our development resources to maintain our market lead in the digital projection market and to enhance our video processing solutions for advanced flat panel displays and other markets. Additionally, we look for ways to leverage our research and development investment into products that address high-value markets where our innovative proprietary technology provides differentiation for us and our customers. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, and full solutions incorporating software and other tools.

During 2008, we introduced three new products that we consider both innovative and important for the markets they address.

•      We introduced both first and second generations of our PW9800 DNX® MotionEnginetm, which leverages MEMC technology to significantly improve the performance and viewing experience of large advanced LCD panels by significantly reducing motion blur and judder. It also improves video performance in multimedia projectors and a range of consumer products requiring 120Hz support.

•      Our PW610 digital projection post processor, based on Pixelworks’ proprietary ARKtm Engine technology, provides enhanced keystone and image correction performance for digital projection systems.

•      Our PWC950 networked display processor enables the same video stream to be networked across multiple displays, for applications such as connected video projection and digital signage.

Our Products

Our primary product categories include the following:

•      ImageProcessor ICs. Our ImageProcessor ICs include embedded microprocessors, digital signal processing technology and software that control the operations and signal processing within high-end display systems such as projectors and high-resolution flat panels. Products in this category include technology for advanced image scaling, aspect ratio conversion, color compensation, customizable on-screen display and automatic image optimization. Our ImageProcessor ICs can also include the following additional functions: advanced de-interlacing circuitry; digital keystone correction; an analog-to-digital controller; a Digital Visual Interface, or DVItm; and a High-Definition Multimedia Interface, or HDMItm.

ImageProcessor ICs were our first product offerings and continue to comprise the majority of our business. We have continued to refine the architectures for optimal performance, manufacturing our products on process technologies that align with our customers’ requirements. Additionally, we provide a software development environment and operating system that enables our customers to more quickly develop and customize the “look and feel” of their products.

•      Video Co-Processor ICs. Products in this category post-process video signals in conjunction with an image processor to enhance the performance or feature set of the overall video solution (for example, by significantly reducing judder and motion blur). Our video co-processor ICs can be used with our ImageProcessor ICs or with image processing solutions from other manufacturers, and in most cases can be incorporated by a display manufacturer without assistance from the supplier of the base image processor. This flexibility enables manufacturers to augment their existing or new designs to enhance their video display products. By offering these co-processor ICs, we can target specific needs in our markets and implement technologies optimally without making compromises to accommodate the demands of integration.

•      Networked Display ICs. Our Networked Display ICs allow the same video stream to be networked across multiple displays, for example to connect projectors in different classrooms or to network video in digital signage applications. Our Networked Display IC combines video sharing capabilities with video image processing, wireless connectivity and Internet connection to ensure high quality, multi-source video output and enhanced value to our projection display customers.

•      Broadband Signal Processor ICs. Our Broadband Signal Processor ICs are programmable SoC ICs for video conferencing, video surveillance and other industrial video applications using multiple industry-standard compression decoding schemes. Broadband Signal Processor ICs provide flexible solutions for a variety of image processing tasks, such as video compression.

Our Core Technologies

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

•      Digital Keystone Correction. We pioneered digital keystone correction technology, which is now established as a key feature in multimedia projectors. When projecting an image, if the digital projector is not perpendicular to the surface on which it is projecting the image, the image will be distorted. Our digital keystone correction modifies the geometry of the image in our ImageProcessor IC so that it will appear that the image is “squared up.” Our latest digital keystone correction technology, ARK Engine, offers a unique approach to keystone correction for full HD resolution systems.

•      DNX MotionEngine. DNX MotionEngine utilizes MEMC technology to significantly reduce motion artifacts, often referred to as “judder” and “blur.” Our DNX MotionEngine uses proprietary algorithms to dramatically improve motion performance in large, flat panel, high-resolution TVs.

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

•      Motion-Adaptive De-Interlacing. We have developed a proprietary video processing technology to convert interlaced content into progressive content that minimizes image artifacts such as stair-stepping, often referred to as “jaggies,” that can occur with less sophisticated techniques. Our motion-adaptive de-interlacing is able to analyze the content and apply the most appropriate methods for both standard television formats and also high definition television (“HDTV”) formats. In addition, motion-adaptive de-interlacing automatically recognizes when incoming signals were originally captured on film so that special methods are employed to display the content.

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

Customers, Sales and Marketing

The key focus of our sales and marketing strategy is to achieve design wins with industry leading branded manufacturers in targeted markets and to continue building strong customer relationships. Once a design win has been achieved, sales and marketing efforts are focused on building long-term mutually beneficial business relationships with our customers by providing superior technology and reducing their costs, which complements our customers’ product development objectives and meets their expectations for price-performance and time to market. Marketing efforts are focused on building market-leading brand awareness and preference for our solutions.

Our sales and marketing team had 48 employees as of December 31, 2008, including 18 field application engineers who provide technical expertise and assistance to manufacturing customers on final product development. We have sales, marketing and support personnel in the U.S., China, Taiwan, Japan and Korea.

Our global distribution channel is multi-tiered and involves:

•      Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 53%, 57% and 52% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Our largest distributor, Tokyo Electron Device Ltd. (“TED”), is located in Japan. TED represented 32%, 33% and 26% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively, and accounted for 32% and 27% of accounts receivable at December 31, 2008 and 2007, respectively. No other distributor accounted for more than 10% of revenue during the years ended December 31, 2008, 2007 and 2006.

We also have distributor relationships in China, Europe and the U.S.

•      Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 47%, 43% and 48% of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Revenue attributable to our top five end customers represented 55%, 47% and 39% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors and manufacturers’ representatives. During 2008, we sold product directly to Seiko Epson Corporation who represented 24% of revenue for the year ended December 31, 2008 and accounted for 20% of accounts receivable at December 31, 2008. Revenue attributable to Seiko Epson Corporation was 21% and 15% of revenue for the years ended December 31, 2007 and 2006, respectively. No other end customer accounted for more than 10% of revenue during the years ended December 31, 2008, 2007 and 2006.

Seasonality

Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the multimedia projector market in the third quarter of the year, and lower revenue in the first quarter of the year as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year ends. Additionally, holiday demand for consumer electronics, including high-end televisions, has contributed to increased revenue in the second half of certain years. Our sales in 2008 did not follow our historical trends due to the global crisis in the credit and financial markets and significant reductions in consumer spending during the second half of 2008. As a result of the worldwide economic slowdown, it is extremely difficult for us to determine when or if historical trends are likely to resume.

Geographic Distribution of Sales

Sales outside the U.S. accounted for approximately 95% of our revenue in 2008 and 96% of our revenue in 2007 and 2006.

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

Competition

In general, the semiconductor industry is intensely competitive. The markets for higher performance display and projection devices, including the markets for advanced flat panel display televisions, multimedia projectors and other applications demanding high quality video, are characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal competitive factors in our markets are levels of product integration, compliance with industry standards, time to market, cost, product performance, system design costs, intellectual property (“IP”), functional versatility provided by software and customer relationships and reputation.

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

On December 31, 2008, we had 130 engineers, technologists and scientists. We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expense was $26.5 million, $38.8 million and $57.0 million in 2008, 2007 and 2006, respectively.

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

Our wafers are fabricated by Semiconductor Manufacturing International Corporation (“SMIC”), Taiwan Semiconductor Manufacturing Corporation and Toshiba Corporation. Although we have well established relationships with each of these suppliers, including an equity investment in SMIC, the wafers used in each of our products are fabricated by only one of these manufacturers. Since we sole source each of our products and the lead-time needed to establish a relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months, there is no readily available alternate supply for any specific product. In addition, we have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our contract manufacturers increase prices charged to produce our products with little notice.

Intellectual Property

We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Currently, we hold 90 patents and have 64 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 2 to 17 years remaining in their respective term, depending on their filing date.

We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products and technologies as necessary. Patents may not be issued as a result of any pending applications and any claims allowed under issued patents may be insufficiently broad to protect our technology. Existing or future patents may be invalidated, circumvented, challenged or licensed to others.

To supplement the technologies we develop internally, we have licensed rights to use IP held by third parties, and we may license additional technology rights in the future. We typically license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. If any of these agreements terminate, we would be required to exclude the licensed technology from our existing and future product lines.

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

Employees

As of December 31, 2008, we had a total of 229 employees comprised of 130 in engineering; 48 in sales and marketing, of which 18 are field application engineers and 30 are sales and marketing staff; 18 in operations; and 33 in administration, including finance, information technology, human resources and general administration. Of the 229 employees, 50 were located in the United States as of December 31, 2008. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success will depend in large part on our ability to continue to attract, retain and motivate highly skilled and qualified personnel.

Availability of Securities and Exchange Commission Filings

We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. Our Internet address is www.pixelworks.com. The content on, or that can be accessed through, our website is not incorporated by reference into this filing. Documents filed by us with the Securities and Exchange Commission may be read and copied at the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2008, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.

Financial markets have experienced extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. While we do not currently require access to credit markets to finance our operations, these economic developments have affected, and are likely to continue to affect, our business in a number of ways. For instance, the economic crisis may decrease market acceptance of our products and reduce the demand for our products and the success of our product strategy. We face an increased risk that our customers will be unable to continue their operations and it may become more difficult to collect payments from our customers on a timely basis, or at all. In addition, the current tightening of credit in financial markets may also adversely affect the ability of our end customers and suppliers to obtain financing for significant purchases and operations and has resulted, and is likely to continue to result, in a decrease in, or cancellation of, orders for our products or reduced ability to finance operations to supply products to us. As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level. Additionally, if we are unable to reduce our costs to respond to future decreases in revenue, we may utilize more of our cash resources than we planned. Any future actions that we take to limit our usage of cash may also reduce our ability to execute on our plans and strategies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our product strategy, which is targeted at markets demanding superior video and image quality, may not significantly lead to increased revenue or gross profit in a timely manner or at all, which could materially adversely affect our results of operations.

We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we are shifting away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated circuits (“ICs”), to an approach designed to improve video performance of our customers’ image processors through the use of a co-processor IC. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the advanced television market. Additionally, we are focusing certain of our research and development efforts on new areas beyond our traditional applications, which may not result in increased revenue or gross profit.

We have designed our new strategy to help us take advantage of expected market trends. While we have secured design wins with our new products, our expectations may not be accurate and these markets may not develop or they may take longer to develop than we expect. We cannot assure you that the products we are developing to address our new strategy will adequately address the needs of our target customers, that we will be able to produce our new products at costs that enable us to price these products competitively or that our customers or potential customers will accept our products quickly enough or in sufficient volume to grow revenue and gross profit. Additionally, the current economic crisis may alter current market trends and reduce the demand for our products and the success of our product strategy. A lack of market acceptance or insufficient market acceptance would materially and adversely affect our results of operations.

We have incurred substantial indebtedness as a result of the sale of convertible debentures and may be unable to meet our future capital requirements.

As of December 31, 2008, $60.6 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. In February 2009, we repurchased and retired $27.1 million of the debentures for $17.8 million in cash, reducing the balance of our outstanding debentures to $33.5 million. Although the remaining debt obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the outstanding debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures into common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to exercise a put option, requiring us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Additionally, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and make us more vulnerable to industry downturns and competitive pressures.

While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to maintain sufficient cash and marketable security balances to refinance or pay off the convertible debentures when and if the put option is exercised. We may need, or could elect to seek, additional funding through public or private equity or debt financing, which we may not be able to obtain. If we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

The June 4, 2008 one-for-three reverse split of outstanding shares of our common stock has not resulted in a material increase in the bid price of our common stock and we may be unable to maintain compliance with NASDAQ Marketplace Rules without taking additional action, which could include effecting an additional reverse stock split. If we are delisted from the NASDAQ Global Market, there may not be a market for our common stock, which could cause a decrease in the value of an investment in us and adversely affect our business, financial condition and results of operations.

On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to attempt to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock increased to over $2.00 per share immediately following the reverse split, the price has since closed below $1.00 per share and we cannot guarantee that it will recover to $1.00 per share. If the price does not recover to $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. Although NASDAQ has implemented a temporary suspension of the $1.00 minimum bid price requirement, this requirement is scheduled for reinstatement on April 20, 2009.

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

Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. Market fluctuations, particularly over the past several months, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance. Any inability or perceived inability of investors to realize a gain on an investment in our common stock could have an adverse effect on our business, financial condition and results of operations, by potentially limiting our ability to retain our customers, to attract and retain qualified employees and to raise capital. Additional factors that could negatively impact our stock price include:

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

Rapid technological change, evolving industry standards and customer requirements, compressed product life cycles and declining average selling prices are characteristics of our market and could have a material adverse effect on our business, financial condition and results of operations. As the overall price of digital projectors and advanced flat panel displays continues to fall, we may be required to offer our products to manufacturers at discounted prices due to increased price competition. At the same time, new alternative technologies and industry standards may emerge that directly compete with technologies we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

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

Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Our competitors may develop advanced technologies enabling them to offer more cost-effective products. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

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

Despite our restructuring efforts, we may not achieve profitability in the future and, if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are not profitable in the future, we may be unable to continue our operations.

In 2006, we initiated restructuring plans, which we implemented throughout 2007 and 2008, aimed at returning the Company to profitability. In December 2008, we initiated a restructuring plan to reduce our operating expenses due to decreases in current and forecasted revenue. The plan reduces operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and we expect the plan to be substantially complete in the first quarter of 2009. We cannot be certain that these plans will be successful or that future restructuring efforts will not be necessary. We will continue to monitor and evaluate the need for additional restructuring actions in light of global economic uncertainty and its potential impact on our continuing business, however uncertainty regarding the outlook for 2009 and beyond impedes our ability to forecast the scope and impact of these actions.

Despite our restructuring efforts, we may not achieve profitability in the future and, if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. The years ended December 31, 2004 and December 31, 2008 are our only years of profitability since inception and we may be unable to achieve profitability in future periods. Additionally, our profitability in 2008 was primarily the result of gains we recognized on the repurchase of a portion of our convertible subordinated debentures. We did not achieve operating profits in 2008. If we are not profitable in the future, we may be unable to continue our operations.

If we engage in further restructuring efforts, we may be unable to successfully implement new products or enhancements to our current products, which will adversely affect our future sales and financial condition.

We expect to continue to introduce new and enhanced products, and our future sales will depend on customer acceptance of our new products and the enhancements that we may make to our current products. However, if our recent restructuring efforts are insufficient to reduce our cost structure to a level that is commensurate with our revenue, we may be forced to make additional headcount reductions or implement additional cost saving initiatives. These actions could impact our research and development and engineering activities, which may slow our development of new or enhanced products. If we are unable to successfully introduce new or enhanced products, our sales and financial condition will be adversely affected.

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

If we are unable to successfully develop and introduce products in a timely manner, our business and results of operations will be adversely affected. We have experienced increased development time and delays in introducing new products that have resulted in significantly less revenue than originally expected for those products. Our international structure has significantly added to the complexity of our product development efforts as we must now coordinate very complex product development programs between multiple geographically dispersed locations. Our restructuring plans have also significantly affected our product development efforts by reducing the number of personnel dedicated to product development efforts. We may not be successful in timely delivery of new products with reduced numbers of employees. Any such failure could cause us to lose customers or potential customers, which would decrease our revenue.

The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products and could harm our operations.

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia and North America. For example, the current global economic crisis has caused a slowdown in the demand for our products and other semiconductor products in general, and such slowdown may continue for an extended period of time. The cyclical nature of the semiconductor industry has led to significant variances in product demand and production capacity. We have experienced, and may continue to experience, periodic fluctuations in our future financial results because of changes in industry-wide conditions.

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

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory were $1.5 million, $4.4 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, in 2007, we wrote-off assets with a net book value of $6.9 million due to reductions in research and development personnel and changes in product development strategy.

Our products are characterized by average selling prices that decline over relatively short periods of time, which will negatively affect our financial results unless we are able to reduce our product costs or introduce new products with higher average selling prices.

Average selling prices for our products decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit declines. We have experienced declines in our average selling prices and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. The current crisis in global credit and financial markets may result in more rapid declines in average selling prices, as potential customers have less cash available for purchases and operations and, in some instances, exit the market. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products in a timely basis with higher selling prices or gross profits.

Because we do not have long-term commitments from our customers and plan inventory purchases based on estimates of customer demand which may be inaccurate, we contract for the manufacture of our products based on potentially inaccurate estimates.

Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time but we must order wafer inventory from our subcontract manufacturers four months in advance. This process requires us to make numerous assumptions concerning demand, each of which may introduce error into our estimates of inventory requirements and the current financial crisis and economic downturn has made it more difficult for us and our customers to accurately forecast demand. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2008, 2007 and 2006. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.

A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenue from, or loss of, any of these customers or distributors could significantly reduce our revenue.

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 53%, 57% and 52% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 32%, 33% and 26% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue attributable to our top five end customers represented 55%, 47% and 39% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Sales to Seiko Epson Corporation, our top end customer, represented 24%,

21% and 15% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. For example, our loss of a key OEM customer in Europe contributed to a $45.5 million, or 51%, decrease in advanced television revenue from 2005 to 2006.

The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.

As of December 31, 2008 and 2007 we had three and two customers, respectively, that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

We license technology from independent third parties that is incorporated into our products or product enhancements. Future products or product enhancements may require additional third-party licenses that may not be available to us or may not be available on terms that are commercially reasonable. In addition, in the event of a change in control of one of our licensors, it may become difficult to maintain access to its licensed technology. If we are unable to obtain or maintain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology with lower quality or performance standards, or at greater cost, either of which could seriously harm the competitiveness of our products.

Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2008 we held 90 patents and had 64 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

Sales outside the U.S. accounted for approximately 95% of revenue for the year ended December 31, 2008 and 96% of revenue for the years ended December 31, 2007 and 2006. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

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

A substantial, and potentially increasing, portion of our products are manufactured by foundries located in the PRC. In addition, a significant percentage of our employees are located in this area. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-

sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In the last two years a significant portion of our executive management team has turned over, including the Chief Executive Officer, Chief Financial Officer, Vice President of Sales, Vice President of Marketing, Vice President of Business Operations and Vice President, Strategy and Market Development. During 2006 and 2007, we also experienced difficulties hiring and retaining qualified engineers in our Shanghai design center.

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

Our requirements represent only a small portion of the total production capacity of our contract manufacturers, who have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect this may occur again in the future. In addition, the current tightening of credit in financial markets may affect the ability of our suppliers to maintain their production capacity and result in a reduction in the supply of wafers to us. If we are unable to obtain our products from our contract manufacturers on schedule, or at all, our ability to satisfy customer demand will be harmed and revenue from the sale of products may be lost or delayed. If orders for our products are cancelled, expected revenue would not be realized. For example, in the fourth quarter of 2005, one of our contract manufacturers experienced temporary manufacturing delays due to unexpected manufacturing process problems, which caused delays in delivery of our products and made it difficult for us to satisfy our customer demand.

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

We are building most of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products uncompetitive if we increased our prices to compensate for our higher costs, or could result in low gross profit margins if we did not increase our prices.

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

Our acquisition of Equator has not been as successful as we anticipated. We acquired Equator for an aggregate purchase price of $118.1 million and recorded, among other assets, $57.5 million in goodwill, $36.8 million in acquired developed technology and $4.2 million in other acquired intangible assets. However, the Equator technology has not proven as useful as we had hoped, and thus we have recorded impairment losses on goodwill and intangible assets acquired from Equator, and only a few of the Equator employees remain employed by us. Additionally, while we are continuing to provide customers with existing products, we are no longer pursuing stand-alone advanced media processor markets that are not core to our business.

Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.

We are spending a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including new Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. While we invested significant time and money in our effort to evaluate and test our internal control over financial reporting, a material weakness was identified in our internal control over financial reporting in 2004. Although the material weakness was remediated in the first quarter of 2005, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.

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

We lease facilities around the world to house our engineering, sales, sales support, administrative and operations functions. We do not own any of our facilities, nor do we own or operate a semiconductor fabrication facility. As a result of the restructuring plans we initiated in 2006 and continued to implement throughout 2008, we have consolidated office space and subleased portions of our facilities. At December 31, 2008, our major facilities consisted of the following:

		Total Square	Square Feet	Square Feet	Lease	Sublease
Location	Function(s)	Feet Leased	Utilized	Subleased	Expiration	Expiration

Oregon	None; vacated	49,000	–	3,000	February 2009	February 2009
	December 2008
Oregon	Administration	5,000	5,000	–	December 2013	–
California	Administration; engineering	37,000	23,000	14,000	May 2013	May 2010
Washington	None; fully subleased	10,000	–	10,000	October 2011	Various dates through October 2011
China	Engineering; sales; customer support	46,000	46,000	–	November 2009	–
Taiwan	Customer support; sales; operations	16,000	16,000	–	Various dates through May 2011	–
Japan	Sales; customer support	4,000	4,000	–	January 2011	–

Item 3.	Legal Proceedings.

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

Fiscal 2008	High	Low

Fourth Quarter	$1.45	$0.55
Third Quarter	1.90	1.08
Second Quarter	2.95	1.53
First Quarter	2.64	1.50

Fiscal 2007	High	Low

Fourth Quarter	$3.99	$2.25
Third Quarter	5.67	2.43
Second Quarter	5.28	3.96
First Quarter	7.44	4.68

As of February 27, 2009, there were 65 shareholders of record (excluding individual participants in securities positions listings), and the last per share sales price of the common stock on that date was $0.54

The payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the expansion and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2008 is disclosed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference from the section titled “Information About Our Equity Compensation Plans” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table sets forth information about shares repurchased during the fourth quarter of 2008 under the share repurchase program initiated in September 2007 and reflects the one-for-three reverse split of our common stock effected on June 4, 2008 (in thousands except share and per share data).

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
			part of	may yet be
			publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased(1)	paid per share	programs	programs

October 1, 2008 – October 31, 2008	373,300	$1.04	373,300	$3,290
November 1, 2008 – November 30, 2008	92,800	0.93	92,800	3,204
December 1, 2008 – December 31, 2008	128,200	0.77	128,200	3,105

Total	594,300	$0.96	594,300

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

Performance Graph

The Performance Graph is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall the Performance Graph be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

Set forth below is a graph that compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index over the five-year period ended December 31, 2008. Measurement points are the market close on the last trading day of each of our fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index. In accordance with guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

Statement of Operations Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenue, net	$85,164	$105,980	$133,607	$171,704	$176,211
Cost of revenue	42,963	59,273	107,506	108,748	90,991

Gross profit	42,201	46,707	26,101	62,956	85,220

Operating expenses:
Research and development	26,512	38,792	57,019	51,814	32,969
Selling, general and administrative	17,945	25,437	35,053	30,616	23,736
Restructuring	1,589	13,285	13,316	1,162	–
Amortization of acquired intangible assets	164	359	602	1,084	486
Impairment loss on goodwill	–	–	133,739	–	–
Impairment loss on acquired intangible assets	–	–	1,753	–	–

Total operating expenses	46,210	77,873	241,482	84,676	57,191

Income (loss) from operations	(4,009)	(31,166)	(215,381)	(21,720)	28,029

Interest and other income, net	11,979	2,483	10,254	1,532	1,742

Income (loss) before income taxes	7,970	(28,683)	(205,127)	(20,188)	29,771

Provision (benefit) for income taxes	(8)	2,237	(949)	22,422	7,990

Net income (loss)	$7,978	$(30,920)	$(204,178)	$(42,610)	$21,781

Net income (loss) per share:
Basic	$0.55	$(1.92)	$(12.69)	$(2.70)	$1.40

Diluted	$0.55	$(1.92)	$(12.69)	$(2.70)	$1.35

Weighted average shares outstanding:
Basic	14,399	16,069	16,096	15,779	15,558

Diluted	14,410	16,069	16,096	15,779	17,354

Balance Sheet Data

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cash and cash equivalents	$53,149	$74,572	$63,095	$68,604	$32,585
Short- and long-term marketable securities	10,168	44,385	71,489	77,033	239,696
Working capital	61,947	112,360	108,169	139,291	209,653
Total assets	91,732	161,916	207,771	421,556	423,569
Long-term liabilities, net of current portion	73,250	151,871	147,414	163,357	150,365
Total shareholders’ equity (deficit)	4,711	(8,027)	21,948	215,217	252,023

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal displays (“LCDs”) and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit (“IC”) and software solutions. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Over the course of the last several years, the display and projection industries have moved rapidly from analog technology, which utilizes waveform signals, to a new generation of digital technologies that utilize a grid of thousands of tiny picture elements, or pixels. Digital technology is rapidly evolving to incorporate higher pixel counts and faster rates of screen refresh, both of which contribute to a sharper, clearer image. Accordingly, the video image processors that drive newer displays have had to increase their capabilities as well to keep pace with the ever growing needs for greater resolution, size and speed that digital technology affords.

Pixelworks has an array of proprietary technologies and advanced designs to address the requirements of diverse high-end digital video devices, from digital projectors to large screen LCD displays. Our products range from single-purpose ICs, to system-on-chip (“SoC”) ICs that integrate microprocessor, memory and image processing functions. Additionally, we provide full solutions, including a complete software development environment and operating system, which enable our customers to rapidly develop and customize their display products, thus reducing their time to market and enabling them to incorporate differentiated features and functions. During 2008 we focused on developing products that provide additional functionality and utilize more advanced processes in order to improve performance and lower product costs. We continually expand our technology portfolio through internal developments, acquisitions and co-developments with business partners.

We have adopted a product strategy that leverages our core competencies in video processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We focus our product investments on developing video enhancement solutions for these markets, with particular focus on adding increased performance and functionality. Additionally, we look for ways to leverage our research and development investment into products that address other high-value markets where our innovative proprietary technology provides differentiation for us and our customers.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force and indirectly through distributors and manufacturers’ representatives. We sell to distributors in Japan, China, Europe and the U.S, and our manufacturers’ representatives support some of our European and Korean sales. Sales to distributors represented 53%, 57%, and 52% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Sales to Tokyo Electron Device, Ltd. (“TED”), our Japanese distributor, represented 32%, 33% and 26% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Sales to Seiko Epson Corporation, our top end customer, represented 24%, 21% and 15% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 95% of revenue for the year ended December 31, 2008 and 96% for the years ended December 31, 2007 and 2006. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Factors Affecting Results of Operations and Financial Condition

General Market Conditions

Economic conditions in the United States and in foreign markets in which we operate substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp downturn. Global credit and capital markets have experienced unprecedented volatility and disruption and business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. Consumer confidence and spending are down significantly and we expect weaker demand from our customers to persist into 2009. These trends are expected to adversely impact our business, results of operations and financial position and we are unable to forecast when or if these conditions will improve.

Restructuring Plans

In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue. The plan will reduce operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and we expect the plan to be substantially complete in the first quarter of 2009. We will continue to monitor and evaluate the need for additional restructuring actions in light of global economic uncertainty and its potential impact on our continuing business. While the need for additional restructuring actions in response to decreased revenue is being evaluated, uncertainty regarding the outlook for 2009 and beyond impedes our ability to forecast the scope and impact of any potential actions.

In November 2006, we initiated a restructuring plan to reduce operating expenses and continued to implement this plan throughout 2007 and 2008. This plan included consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency. As part of this plan we closed offices in Toronto, Beijing and Shenzhen. Additionally, we eliminated all operations and research and development activities at our Tualatin location and transferred them to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring, we also narrowed and redefined our product development strategy which resulted in the write-off of IP assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed during the fourth quarter of 2008.

In April 2006, we initiated a restructuring plan to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology developments and no longer pursuing stand-alone advanced media processor markets. We also consolidated our two California offices as part of this plan, which was completed during the fourth quarter of 2006.

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

Results of Operations

Year ended December 31, 2008 compared with year ended December 31, 2007, and year ended December 31, 2007 compared with year ended December 31, 2006.

Revenue, net

Net revenue was comprised of the following amounts (in thousands):

	Year Ended December 31,			2008 v. 2007		2007 v. 2006
					%		%
	2008	2007	2006	$ change	change	$ change	change

Digital projector	$52,926	$58,674	$59,236	$(5,748)	(10)%	$(562)	(1)%
Advanced television	11,177	19,827	43,221	(8,650)	(44)	(23,394)	(54)
Advanced media processor	11,342	16,098	18,135	(4,756)	(30)	(2,037)	(11)
LCD monitor, panel and other	9,719	11,381	13,015	(1,662)	(15)	(1,634)	(13)

Total revenue	$85,164	$105,980	$133,607	$(20,816)	(20)%	$(27,627)	(21)%

Net revenue decreased $20.8 million, or 20%, from 2007 to 2008 and decreased $27.6 million, or 21%, from 2006 to 2007. The decrease from 2007 to 2008 resulted from a 26% decrease in units sold, partially offset by a 9% increase in average selling price (“ASP”). The decrease from 2006 to 2007 resulted from a 29% decrease in units sold, partially offset by an 11% increase in ASP. The increase in ASP from 2007 to 2008 and from 2006 to 2007 was primarily the result of an increase in the percentage of total revenue from the digital projector market, which generally has higher ASPs than our other products.

Digital Projector

Revenue from the digital projector market decreased 10% from 2007 to 2008 and decreased 1% from 2006 to 2007. The decrease in revenue from 2007 to 2008 resulted from a general weakening of the market, particularly during the fourth quarter of 2008 as our customers decreased their inventory levels due to macroeconomic uncertainty. Units sold and ASP in the digital projector market decreased 8% and 2%, respectively, from 2007 to 2008, and decreased 3% and increased 2%, respectively, from 2006 to 2007.

Advanced Television

Revenue from the advanced television market decreased 44% from 2007 to 2008 and 54% from 2006 to 2007. These decreases were primarily attributable to our decision to shift our focus away from the commoditized SoC segment of the advanced television market. With our new strategy we are developing co-processor ICs that will improve the video performance of any image processor in the large screen, high-resolution, high quality segment of the advanced television market. Units sold and ASP in the advanced television market decreased 54% and increased 22%, respectively, from 2007 to 2008 and decreased 52% and 4%, respectively, from 2006 to 2007. The increase in ASP from 2007 to 2008 was primarily due to a decrease in the percentage of our advanced television sales attributable to legacy CRT products.

Advanced Media Processor

Revenue in the advanced media processor market resulted from our acquisition of Equator in June 2005. Revenue from this market decreased 30% from 2007 to 2008 and decreased 11% from 2006 to 2007. The decrease from 2007 to 2008 was primarily attributable to a 40% decrease in units shipped, partially offset by a 17% increase in ASP. The increase in ASP from 2007 to 2008 is primarily due to a change in our customer mix. The decrease from 2006 to 2007 was primarily attributable to a 16% decrease in ASP, partially offset by a 6% increase in units sold.

As a result of our April 2006 restructuring plan we are no longer pursuing stand-alone advanced media processor markets that are not core to our business. We expect to see revenue from this market continue to decrease over time as customers switch to next generation designs from other suppliers.

LCD Monitor, Panel and Other

LCD monitor, panel and other revenue decreased 15% from 2007 to 2008 and decreased 13% from 2006 to 2007. These decreases are primarily attributable to our decision to stop focusing our development efforts on the SoC LCD monitor market.

Cost of revenue and gross profit

Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
		% of		% of		% of
	2008	revenue	2007	revenue	2006	revenue

Direct product costs and related overhead [1]	$39,362	46%	$53,807	51%	$73,900	55%
Amortization of acquired intangible assets	2,820	3	2,820	3	4,087	3
Provision for obsolete inventory, net of usage	488	1	2,376	2	5,836	4
Restructuring	91	0	172	–	2,119	2
Stock-based compensation	58	0	98	–	208	–
Additional amortization of non-cancelable prepaid royalty	144	0	–	–	–	–
Impairment loss on acquired developed technology	–	–	–	–	21,330	16
Amortization of acquired inventory markup	–	–	–	–	26	0

Total cost of revenue	$42,963	50%	$59,273	56%	$107,506	80%

Gross profit	$42,201	50%	$46,707	44%	$26,101	20%

1 Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

Direct product costs and related overhead decreased to 46% of total revenue in 2008 from 51% of total revenue in 2007 and 55% of total revenue in 2006. These decreases resulted primarily from a more favorable mix of products sold, lower pricing obtained from vendors, and increases in production yields.

The net provision for obsolete inventory decreased to 1% of revenue in 2008 from 2% in 2007 and 4% in 2006. The decrease in the net provision for obsolete inventory as a percentage of revenue in 2008 compared to 2007 is attributable to our increased focus on inventory management. The decrease in the net provision for obsolete inventory from 2006 to 2007 was partially due to regulations imposed in 2006 by the European Union’s Restriction of Hazardous Substances (“RoHS”) Directive, which prevents us from selling parts containing specific hazardous substances such as lead to certain of our customers.

Research and development

Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses. Research and development expense was as follows (in thousands):

	Year ended December 31,			2008 v. 2007		2007 v. 2006
					%		%
	2008	2007	2006	$ change	change	$ change	change

Research and development [1]	$26,512	$38,792	$57,019	$(12,280)	(32)%	$(18,227)	(32)%

[1] Includes stock-based compensation expense of:	1,250	2,320	3,884

Research and development expense decreased $12.3 million, or 32%, from 2007 to 2008. This decrease is directly attributable to the restructuring efforts that we initiated in 2006 and continued to implement throughout 2008. These efforts are focused on returning the Company to profitability and resulted in the following reductions in research and development expenses:

•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $6.4 million. This decrease is primarily due to the December 31, 2007 write-off of engineering software tools, which we are no longer using due to reductions in research and development personnel and changes in product development strategy.

•	Compensation expense decreased $2.6 million. The decrease in compensation expense in 2008 is primarily due to headcount reductions that occurred in the second half of 2007. At December 31, 2008, we had 130 research and development employees compared to 146 at December 31, 2007.

•	Facilities and information technology expense allocations decreased $1.7 million, primarily due to reductions in headcount, outsourced IT support, lower rent and decreased equipment depreciation.

•	Stock-based compensation expense decreased $1.1 million due to personnel reductions and reduced valuation of our stock options.

•	Travel and related expenses decreased $656,000.

Research and development expense decreased $18.2 million, or 32%, from 2006 to 2007. This decrease was primarily due to the following factors:

•	Compensation expense decreased $6.4 million. At December 31, 2007, we had 146 research and development employees compared to 254 at December 31, 2006.

•	Development-related expenses, including non-recurring engineering and outside services, decreased $4.7 million.

•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $2.5 million.

•	Facilities and information technology expense allocations decreased $1.9 million, primarily due to lower rent expense.

•	Stock-based compensation expense decreased $1.6 million.

•	Travel and related expenses decreased $730,000.

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

	Year ended December 31,			2008 v. 2007		2007 v. 2006
					%		%
	2008	2007	2006	$ change	change	$ change	change

Selling, general and administrative [1]	$17,945	$25,437	$35,053	$(7,492)	(29)%	$(9,616)	(27)%
[1] Includes stock-based compensation expense of:	1,198	3,527	5,464

Selling, general and administrative expense decreased $7.5 million, or 29%, from 2007 to 2008. The decrease in selling, general and administrative expense from 2007 to 2008 is primarily attributable to the restructuring efforts that we initiated in 2006 and continued to implement throughout 2008. These efforts are focused on returning the Company to profitability and resulted in the following reductions in selling, general and administrative expenses:

•	Compensation expense decreased $3.3 million. The decrease in compensation expense in 2008 is primarily due to significant headcount reductions that occurred in the second half of 2007, partially off-set by headcount increases in the second half of 2008. As of December 31, 2008, we had 74 employees in selling, general and administrative functions, compared to 69 as of December 31, 2007.

•	Stock-based compensation expense decreased $2.3 million due to personnel reductions and reduced valuation of our stock options.

•	Facilities and information technology allocations decreased $689,000, primarily due to reductions in headcount, outsourced IT support, lower rent and decreased equipment depreciation.

•	Travel and related expenses decreased $530,000.

Selling, general and administrative expense decreased $9.6 million, or 27%, from 2006 to 2007. This decrease includes a $533,000 decrease in sales commissions which resulted from lower revenue in 2007 compared to 2006, and a decrease in exchange loss of $729,000 which resulted primarily from exchange gains on cash and marketable securities held in Canadian dollars.

The remainder of the decrease in selling, general and administrative expense from 2006 to 2007 is primarily attributable to the restructuring efforts that we initiated in 2006, which resulted in the following reductions:

•	Compensation expense decreased $3.6 million. As of December 31, 2007, we had 69 employees in selling, general and administrative functions, compared to 150 as of December 31, 2006.

•	Stock-based compensation expense decreased $1.9 million.

•	Facilities and information technology allocations decreased $727,000.

•	Travel and related expenses decreased $592,000.

•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $442,000.

•	Professional service fees, including accounting and legal, decreased $376,000.

Restructuring

Year Ended December 31, 2008

Restructuring expense was comprised of the following amounts (in thousands):

	Dec. 08 Plan	Nov. 06 Plan	Total

Termination and retention benefits [1]	$666	$506	$1,172
Consolidation of leased space [2]	–	508	508

Total restructuring expenses	$666	$1,014	$1,680

Included in cost of sales	$91	$–	$91
Included in operating expenses	575	1,014	1,589

[1]	Termination and retention benefits included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

December 2008 plan: In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted from global economic uncertainty. The plan will reduce operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and will be substantially complete in the first quarter of 2009. We anticipate that the specific actions described will reduce our compensation expense by approximately 10% by the third quarter of 2009, with the majority of the expense reductions beginning in the first quarter of 2009. We will continue to monitor and evaluate the need for additional restructuring actions in light of global economic uncertainty and its potential impact on our continuing business. While the need for additional restructuring actions in response to decreased revenue is being evaluated, uncertainty regarding the outlook for 2009 and beyond impedes our ability to forecast the scope and impact of any potential actions.

November 2006 plan: In November 2006, we initiated a restructuring plan that included consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency. This plan was completed in the fourth quarter of 2008. Activities undertaken in 2008 related to this plan included completing the closure of our Toronto office. We also incurred additional expenses for termination and retention benefits and consolidation of leased space related to specific actions initiated in prior years. The expected benefits from this restructuring plan are fully reflected in our business outlook for the first quarter of 2009, which is presented below.

Year Ended December 31, 2007

Restructuring expense was comprised of the following amounts (in thousands):

Nov. 06 Plan

Termination and retention benefits [1]	$5,420
Net write-off of assets and reversal of related liabilities [2]	3,905
Contract termination fee [3]	1,693
Payments, non-cancelable contracts [4]	1,524
Consolidation of leased space [5]	827
Other	88

Total restructuring expenses	$13,457

Included in cost of sales	$172
Included in operating expenses	13,285

[1]	Termination and retention benefits included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[2]	We wrote off assets with a net book value of $6.9 million in 2007 as a result of our November 2006 restructuring plan. These assets consisted primarily of engineering software tools which we are no longer using due to the reductions in research and development personnel and changes in product development strategy. We also reversed accrued liabilities in the amount of $3.0 million related to the write-off of the engineering software tools.

[3]	We paid a contract termination fee of $1.7 million to cancel a software license agreement prior to its expiration.

[4]	Non-cancelable contract payments consist of amounts that we were obligated to pay, but for which we will not realize a benefit due to the restructuring plans.

[5]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

All of our 2007 restructuring expense was attributable to our November 2006 restructuring plan. In 2007, we closed our offices in Beijing and Shenzhen and significantly reduced research and development activities at our Toronto office. Additionally, during 2007 substantially all of the operations and research and development activities of our Tualatin location were transferred to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring we also narrowed and redefined our product development strategy which resulted in the write-off of IP assets, tooling, software development tools and charges for related non-cancelable contracts.

Year Ended December 31, 2006

Restructuring expense was comprised of the following amounts (in thousands):

	Nov. 06 Plan	Apr. 06 Plan	Total

Net write-off of assets and reversal of related liabilities [1]	$11,391	$227	$11,618
Termination and retention benefits [2]	1,423	1,358	2,781
Consolidation of leased space [3]	–	1,036	1,036

Total restructuring expenses	$12,814	$2,621	$15,435

Included in cost of sales	$2,119	$–	$2,119
Included in operating expenses	10,695	2,621	13,316

[1]	We wrote off assets with a net book value of $11.6 million in 2006 as a result of our restructuring plans. These assets consisted primarily of licensed technology and tooling.

[2]	Termination and retention benefits included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[3]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

November 2006 plan: In November 2006, we initiated a restructuring plan that included consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency. Activities undertaken in 2006 related to this plan included beginning the transfer of the operations and research and development activities of our Tualatin location to our offices in San Jose, Shanghai and Hsin Chu. The reduction in headcount resulted in expenses for termination and retention benefits for effected employees. In connection with this restructuring we also narrowed and redefined our product development strategy, resulting in the write-off of IP assets and tooling.

April 2006 plan: In April 2006, we initiated a restructuring plan to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology developments and no longer pursuing stand-alone advanced media processor markets. We also consolidated our two California offices as part of this plan, which was completed during the fourth quarter of 2006.

Amortization of acquired intangible assets

Amortization of acquired intangible assets was as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

Amortization of acquired intangible assets	$164	$359	$602

We recorded a customer relationship intangible asset and a trademark intangible asset in connection with the acquisition of Equator in June 2005. As of December 31, 2008, the customer relationship intangible asset was fully amortized and as of December 31, 2006, the trademark intangible asset was fully amortized.

Interest and other income, net

Interest and other income, net consisted of the following (in thousands):

	Year ended December 31,			$ change
	2008	2007	2006	2008 v. 2007	2007 v. 2006

Gain on repurchase of long-term debt, net [1]	$19,670	$–	$3,009	$19,670	$(3,009)
Other-than-temporary impairment of marketable security, net [2]	(7,890)	–	–	(7,890)	–
Interest income [3]	2,102	5,786	5,833	(3,684)	(47)
Interest expense [4]	(1,695)	(2,642)	(2,721)	947	79
Amortization of debt issuance costs [5]	(426)	(661)	(667)	235	6
Settlement proceeds, net [6]	–	–	4,800	–	(4,800)
Other income [7]	218	–	–	218	–

Total interest and other income, net	$11,979	$2,483	$10,254	$9,496	$(7,771)

[1]	In August 2008, we repurchased and retired $29.1 million of our outstanding debt for $20.6 million in cash. We recognized a gain on this repurchase of $8.1 million, net of a write-off of debt issuance costs of $390,000. In February 2008, we repurchased and retired $50.2 million of our outstanding debt for $37.9 million in cash, including legal and other professional fees of $755,000. We recognized a gain on this repurchase of $11.6 million, net of a write-off of debt issuance costs of $752,000. In February 2006, we repurchased and retired $10.0 million of our outstanding debt for $6.8 million in cash. We recognized a gain on this repurchase of $3.0 million, net of a write-off of debt issuance costs of $191,000.

[2]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on an investment in a publicly-traded equity security, due to the duration of time that the investment had been below cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors. In the fourth quarter of 2008, we recognized a second other-than-temporary impairment of $1.4 million on the same investment, based on the same factors considered in our March 31, 2008 analysis.

[3]	Interest income is earned on cash equivalents and short- and long-term marketable securities. The decrease in the 2008 period is due to lower balances of marketable securities, which resulted from our repurchases of long-term debt and decreased yields on our invested funds.

[4]	Interest expense primarily relates to interest payable on our long-term debt. The decrease in the 2008 period is due to the reduced outstanding principal balance which resulted from our 2008 repurchases of our long-term debt.

[5]	The fees associated with the issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The remaining amortization period is approximately two years as of December 31, 2008. The decrease in the 2008 period is due to the write-off of fees associated with the portion of our long-term debt repurchased in 2008.

[6]	During the fourth quarter of 2006, our claim against funds placed in escrow in connection with the Equator acquisition was settled. In the settlement, we received proceeds of $4.8 million net of legal fees.

[7]	In the second quarter of 2008, we recognized a gain of $218,000 on the sale of a non-marketable equity security.

Provision (benefit) for income taxes

The provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,
	2008	2007	2006

Provision (benefit) for income taxes	$(8)	$2,237	$(949)

The income tax benefit recorded for the year ended December 31, 2008 is comprised of current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, off set by a benefit of $866,000 for refundable research and experimentation credits and a benefit of $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations. The income tax provision recorded for the year ended December 31, 2007 is comprised of current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The income tax benefit recorded for the year ended December 31, 2006 resulted primarily from an income tax refund that was received through a net operating loss carryback to a prior year, plus the recognition of deferred tax assets in foreign jurisdictions. These benefits were partially offset by current tax in foreign jurisdictions and accruals for foreign tax contingencies.

At December 31, 2008, we continued to provide a full valuation allowance against our U.S. and Canadian deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We did not record a valuation allowance against our foreign deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of December 31, 2008, we have generated deductible temporary differences and net operating loss and tax credit carryforwards. We have federal, state and foreign net operating loss carryforwards of approximately $180.4 million, $89.9 million and $7.9 million, respectively, and federal, state and foreign research and experimentation tax credit carryforwards of approximately $6.8 million, $3.9 million and $2.2 million, respectively. General foreign tax credits were $2.0 million at December 31, 2008. The carryforwards begin expiring in 2009.

Utilization of a portion of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change subject to these provisions occurred for nDSP in 2002 and Equator in 2005 when we acquired these entities.

Business Outlook

On January 29, 2009, we provided an outlook for the first quarter of 2009 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

We expect to record net loss per share in the first quarter of 2009 of $(0.22) to $(0.42), based on the following estimates:

•	First quarter revenue of $10.0 million to $13.0 million.

•	Gross profit margin of approximately 35% to 40%.

•	Operating expenses of $9.5 million to $10.5 million.

•	Interest expense, net of approximately $200,000.

•	A benefit for income tax of approximately $1.5 million.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalent and short- and long-term marketable securities were as follows (in thousands):

	December 31,			% Change
	2008	2007	2006	2008 v. 2007	2007 v. 2006

Cash and cash equivalents	$53,149	$74,572	$63,095	(29)%	18%
Short-term marketable securities	8,058	34,581	53,985	(77)	(36)
Long-term marketable securities	2,110	9,804	17,504	(78)	(44)

Total cash and marketable securities	$63,317	$118,957	$134,584	(47)%	(12)%

Total cash and marketable securities decreased 47% from 2007 to 2008. The decrease resulted primarily from $58.6 million used for the repurchase of long-term debt, $4.6 million in payments on property and equipment and other asset financing, $2.6 million used for the repurchase of our common stock and $2.2 million used for purchases of property and equipment and other long-term assets. The decreases were partially offset by $15.0 million of positive cash flow from operations.

Total cash and marketable securities decreased 12% from 2006 to 2007. This decrease resulted primarily from an increase in working capital excluding cash and marketable securities, $3.2 million in purchases of property and equipment and other long-term assets, $6.7 million in payments on property and equipment and other asset financing, and $4.3 million used for the repurchase of our common stock.

At December 31, 2008, cash equivalents and short-term marketable securities included $34.2 million in money market funds, $3.5 million in commercial paper, $3.6 million in U.S. government agencies debt securities, and $1.0 million in corporate debt securities. At December 31, 2008, we also held a $2.1 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.

The quality of our short-term investment portfolio remains high during this difficult credit environment. Our investment policy requires that at least 25% of our portfolio matures within 90 days. Additionally, no maturities can extend beyond one year and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.

The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of December 31, 2008, we had a total unrealized gain of $125,000 on these investments.

The valuation of our long-term equity investment has fluctuated significantly, and could continue to fluctuate significantly, due to a variety of factors including changes in the global economy and changes in the actual or expected performance of the issuing company. We recorded other-than-temporary impairments related to this investment of $6.5 million and $1.4 million in the first and fourth quarter of 2008, respectively. We may record additional impairment charges in the future if we determine that further declines in value of the investment are other-than-temporary. Such an impairment would negatively impact our results of operations, but would not materially impact our financial condition.

When available, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our cash equivalents and marketable securities. If quoted prices in active markets for identical assets or liabilities are not available, we use quoted prices for similar assets or liabilities, or use observable inputs other than the quoted prices, to determine fair value. We have no investments which are fair valued based on unobservable inputs.

We anticipate that our existing cash and investment balances will be adequate to fund our operating and investing needs for the next twelve months. From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. We may also repurchase additional amounts of our long-term debt and common stock, as we did during the first quarter of 2009, and as described below under “capital resources.” Any further transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Accounts receivable, net

Accounts receivable, net decreased to $6.1 million at December 31, 2008 from $6.2 million at December 31, 2007. Average number of days sales outstanding increased to 29 days at December 31, 2008 from 21 days at December 31, 2007.

Inventories, net

Inventories, net decreased to $5.0 million at December 31, 2008 from $11.3 million at December 31, 2007. Inventory turnover on an annualized basis increased to 7.0 at December 31, 2008 from 3.9 at December 31, 2007. As of December 31, 2008, this represented approximately nine weeks of inventory on hand. The decrease in inventory and increase in turnover are due to our focus on close inventory management.

Capital resources

In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10.0 million of the debentures. In February 2008, we repurchased and retired $50.2 million principal amount of the debentures through a modified dutch auction tender offer for $37.9 million in cash. We recognized a net gain of $11.6 million on the repurchase, which included a $13.1 million discount, offset by legal and professional fees of $755,000 and a write-off of debt issuance costs of $752,000. In August 2008, we repurchased and retired $29.1 million of the debentures for $20.6 million in cash. We recognized a net gain of $8.1 million on the repurchase, which included an $8.5 million discount, offset by a write-off of debt issuance costs of $390,000. In February 2009, we repurchased and retired $27.1 million of the debentures for $17.8 million in cash in a private transaction, reducing the balance of our outstanding debentures to $33.5 million. As a result of this transaction, we will recognize a net gain on the repurchase of $9.0 million, which includes a $9.3 million discount, offset by write-offs of debt issuance costs of $288,000 and other fees of $34,000.

We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt.

In September 2007, the Board of Directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at our discretion, subject to market conditions and other factors. During 2008, we repurchased 1,625,737 shares for $2.6 million and we repurchased 1,260,833 common shares at a cost of $4.3 million during 2007. As of December 31, 2008, $3.1 million remained available for repurchase under the plan. Between January 1, 2009 and February 28, 2009 we repurchased an additional 228,600 shares for $167,000. The above numbers reflect the June 4, 2008 one-for-three reverse stock split of our common stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, bad debts, inventories, property and equipment, intangible assets, impairment of long-lived assets, valuation of investments, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when an authorized purchase order has been received, title and risk of loss have transferred, the sales price is fixed or determinable, and collectibility of the receivable is reasonably assured. This generally occurs upon shipment of the underlying product.

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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2008, our analysis is dependent upon our estimates of future cash flows, and our actual results may vary.

Valuation of Investments.  In accordance with FSP FAS 115-1/FAS 124-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments, we apply judgment in determining whether our marketable securities are other-than-temporarily impaired. When performing our evaluation, we consider the duration of the decline, future prospects of the issuer and our ability and intent to hold the security to recovery.

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

Income Taxes.  We record deferred income taxes for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 we conduct a comprehensive review of our uncertain tax positions regularly. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated balance sheet.

Contractual Payment Obligations

A summary of our contractual obligations as of December 31, 2008 is as follows:

	Payments Due By Period
		Less than 1			More than 5
Contractual Obligation	Total	year	1-3 years	3-5 years	years

Long-term debt [1]	$60,634	$–	$60,634	$–	$–
Interest on long-term debt	2,653	1,061	1,592	–	–
Operating leases [2]	6,806	2,182	3,028	1,596	–
Payments on accrued balances related to asset purchases	1,815	1,116	699	–	–
Estimated Q1 2009 purchase commitments to contract manufacturers	4,531	4,531	–	–	–
Other purchase obligations and commitments	1,500	1,000	500	–	–

Total [3]	$77,939	$9,890	$66,453	$1,596	$–

[1]	The earliest date on which the holders of our 1.75% convertible subordinated debentures due 2024 have the right to require us to purchase all or a portion of the outstanding debentures is May 15, 2011. We expect holders of the debentures to require us to purchase all of the outstanding debentures on that date.

[2]	The operating lease payments above are net of sublease rental income of $483,000, $194,000 and $49,000 for the years ending December 31, 2009, 2010 and 2011 respectively.

[3]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $10.6 million of income taxes payable has been excluded from the table above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements and Accounting Changes

See “Note 2: Summary of Significant Accounting Policies” in Part II, Item 8 of this Form 10-K for a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Interest rate fluctuations impact the interest income that we earn on our investment portfolio and the value of our investments. Factors that could cause interest rates to fluctuate include volatility in the credit and equity markets, such as the current uncertainty in global economic conditions; changes in the monetary policies of the United States and other countries and inflation. We mitigate risks associated with such fluctuations, as well as the risk of loss of principal, by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of our investment portfolio.

Applying a hypothetical 1% decrease in interest rates to the average balances of our interest bearing cash and investment accounts would have decreased our interest income by approximately $650,000 in 2008. As of December 31, 2008 a significant majority of our cash and investments are held as cash or in money market funds with yields approaching zero and our interest income is relatively insensitive to future decreases in interest rates.

As of December 31, 2008, we had convertible subordinated debentures of $60.6 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

All of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. We have employees located in offices in Japan, Taiwan and the People’s Republic of China and as such, a portion of our operating expenses as well as foreign income taxes payable are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We cannot reasonably estimate the effect that an immediate change in foreign currency exchange rates would have on our operating results or cash flows. Currently, we do not hedge against foreign currency rate fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed their method of accounting for share-based payment awards effective January 1, 2006, and their method of accounting for uncertain tax positions effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 16, 2009

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$53,149	$74,572
Short-term marketable securities	8,058	34,581
Accounts receivable, net	6,149	6,223
Inventories, net	4,981	11,265
Prepaid expenses and other current assets	3,381	3,791

Total current assets	75,718	130,432
Long-term marketable securities	2,110	9,804
Property and equipment, net	5,187	6,148
Other assets, net	4,639	6,902
Debt issuance costs, net	692	2,260
Acquired intangible assets, net	3,386	6,370

Total assets	$91,732	$161,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,215	$3,992
Accrued liabilities and current portion of long-term liabilities	9,419	13,848
Current portion of income taxes payable	137	232

Total current liabilities	13,771	18,072
Long-term liabilities, net of current portion	2,035	1,236
Income taxes payable, net of current portion	10,581	10,635
Long-term debt	60,634	140,000

Total liabilities	87,021	169,943
Commitments and contingencies (Note 8)
Shareholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 1 share issued and outstanding as of December 31, 2008 and 2007	–	–
Common stock, $0.001 par value; 250,000,000 shares authorized, 13,508,127 and 15,104,926 shares issued and outstanding as of December 31, 2008 and 2007, respectively	333,974	333,934
Exchangeable shares; 577,033 shares issued, 0 and 4,009 shares issued and outstanding as of December 31, 2008 and 2007, respectively	–	113
Accumulated other comprehensive income (loss)	55	(4,778)
Accumulated deficit	(329,318)	(337,296)

Total shareholders’ equity (deficit)	4,711	(8,027)

Total liabilities and shareholders’ equity	$91,732	$161,916

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue, net	$85,164	$105,980	$133,607
Cost of revenue (1)	42,963	59,273	107,506

Gross profit	42,201	46,707	26,101
Operating expenses:
Research and development (2)	26,512	38,792	57,019
Selling, general and administrative (3)	17,945	25,437	35,053
Restructuring	1,589	13,285	13,316
Amortization of acquired intangible assets	164	359	602
Impairment loss on goodwill	–	–	133,739
Impairment loss on acquired intangible assets	–	–	1,753

Total operating expenses	46,210	77,873	241,482

Loss from operations	(4,009)	(31,166)	(215,381)
Gain on repurchase of long-term debt, net	19,670	–	3,009
Other-than-temporary impairment of marketable security	(7,890)	–	–
Interest income	2,102	5,786	5,833
Interest expense	(1,695)	(2,642)	(2,721)
Amortization of debt issuance costs	(426)	(661)	(667)
Settlement proceeds, net	–	–	4,800
Other income	218	–	–

Interest and other income, net	11,979	2,483	10,254

Income (loss) before income taxes	7,970	(28,683)	(205,127)
Provision (benefit) for income taxes	(8)	2,237	(949)

Net income (loss)	$7,978	$(30,920)	$(204,178)

Net income (loss) per share
Basic	$0.55	$(1.92)	$(12.69)

Diluted	$0.55	$(1.92)	$(12.69)

Weighted average shares outstanding
Basic	14,399	16,069	16,096

Diluted	14,410	16,069	16,096

(1) Includes:
Amortization of acquired developed technology	$2,820	$2,820	$4,087
Additional amortization of non-cancelable prepaid royalty	144	–	–
Restructuring	91	172	2,119
Stock-based compensation	58	98	208
Impairment loss on acquired developed technology	–	–	21,330
Amortization of acquired inventory mark-up	–	–	26
(2) Includes stock-based compensation	1,250	2,320	3,884
(3) Includes stock-based compensation	1,198	3,527	5,464

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$7,978	$(30,920)	$(204,178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(19,670)	–	(3,009)
Other-than-temporary impairment of marketable security	7,890	–	–
Depreciation and amortization	6,700	13,999	17,667
Amortization of acquired intangible assets	2,984	3,179	4,689
Stock-based compensation	2,506	5,945	9,556
Amortization of debt issuance costs	426	661	667
Accretion on short- and long-term marketable securities	(345)	(583)	(246)
Deferred income tax expense (benefit)	291	512	(967)
Loss on asset disposals	180	210	90
Write off of assets to restructuring	14	3,905	11,618
Impairment losses on goodwill and acquired intangible assets	–	–	156,822
Other	55	55	100
Changes in operating assets and liabilities:
Accounts receivable, net	74	3,092	10,612
Inventories, net	6,284	2,544	12,768
Prepaid expenses and other current and long-term assets, net	974	3,300	842
Accounts payable	223	(4,101)	(2,742)
Accrued current and long-term liabilities	(1,454)	(2,995)	1,041
Income taxes payable	(149)	(130)	1,490

Net cash provided by (used in) operating activities	14,961	(1,327)	16,820

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	54,532	79,482	47,647
Purchases of marketable securities	(22,999)	(52,885)	(42,044)
Purchases of property and equipment	(2,158)	(2,886)	(5,255)
Proceeds from sales of property and equipment	20	26	36
Purchases of other assets	–	(303)	(278)

Net cash provided by investing activities	29,395	23,434	106

Cash flows from financing activities:
Repurchase of long-term debt	(58,554)	–	(6,800)
Payments on asset financings	(4,646)	(6,715)	(17,178)
Repurchase of common stock	(2,626)	(4,269)	–
Proceeds from issuances of common stock	47	354	1,543

Net cash used in financing activities	(65,779)	(10,630)	(22,435)

Net change in cash and cash equivalents	(21,423)	11,477	(5,509)
Cash and cash equivalents, beginning of period	74,572	63,095	68,604

Cash and cash equivalents, end of period	$53,149	$74,572	$63,095

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated				Total
					Other		Deferred		Shareholders’
	Common Stock		Exchangeable Shares		Comprehensive	Comprehensive	Stock-based	Accumulated	Equity
	Shares	Amount	Shares	Amount	Income (loss)	Income (loss)	Compensation	Deficit	(Deficit)

Balance as of December 31, 2005	15,722,676	$316,257	191,489	$5,434	$(3,503)		$(773)	$(102,198)	$215,217
Stock issued under stock option and stock purchase plans	306,227	1,543	–	–	–		–	–	1,543
Conversion of exchangeable shares into common stock	175,611	4,984	(175,611)	(4,984)	–		–	–	–
Initial adjustment to adopt SFAS 123R	–	(773)	–	–	–		773	–	–
Stock-based compensation expense	–	9,556	–	–	–		–	–	9,556
Net loss	–	–	–	–	–	$(204,178)	–	(204,178)	(204,178)
Unrealized loss on available-for-sale securities, net of tax of $0	–	–	–	–	(142)	(142)	–	–	(142)
Initial adjustment to adopt SFAS 158, net of tax of $16	–	–	–	–	(48)	(48)	–	–	(48)

Comprehensive loss						$(204,368)

Balance as of December 31, 2006	16,204,514	331,567	15,878	450	(3,693)		–	(306,376)	21,948
Stock issued under stock option and stock purchase plans	149,376	354	–	–	–		–	–	354
Repurchase of common stock	(1,260,833)	(4,269)	–	–	–		–	–	(4,269)
Conversion of exchangeable shares into common stock	11,869	337	(11,869)	(337)	–		–	–	–
Stock-based compensation expense	–	5,945	–	–	–		–	–	5,945
Net loss	–	–	–	–	–	$(30,920)	–	(30,920)	(30,920)
Unrealized loss on available-for-sale securities, net of tax of $0	–	–	–	–	(1,090)	(1,090)	–	–	(1,090)
Pension adjustment, net of tax of $2	–	–	–	–	5	5	–	–	5

Comprehensive loss						$(32,005)

Balance as of December 31, 2007	15,104,926	333,934	4,009	113	(4,778)		–	(337,296)	(8,027)
Stock issued under stock option and stock purchase plans	24,929	47	–	–	–		–	–	47
Repurchase of common stock	(1,625,737)	(2,626)	–	–	–		–	–	(2,626)
Conversion of exchangeable shares into common stock	4,009	113	(4,009)	(113)	–		–	–	–
Stock-based compensation expense	–	2,506	–	–	–		–	–	2,506
Net income	–	–	–	–	–	$7,978	–	7,978	7,978
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income, net of tax of $0	–	–	–	–	4,810	4,810	–	–	4,810
Unrealized loss on available-for-sale securities, net of tax of $0	–	–	–	–	50	50	–	–	50
Pension adjustment, net of tax of $(7)	–	–	–	–	(27)	(27)	–	–	(27)

Comprehensive Income	–	–	–	–	–	$12,811	–	–	–

Balance as of December 31, 2008	13,508,127	$333,974	–	$–	$55		$–	$(329,318)	$4,711

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.	BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit and software solutions. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Consolidated Financial Statements

Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $(121), $578 and $(151) for the years ended December 31, 2008, 2007 and 2006, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventories, property and equipment, intangible assets, impairment of long-lived assets, valuation of investments, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 condensed consolidated financial statements to conform with the 2008 presentation, including the reclassification of payments on asset financing as financing activities in the consolidated statements of cash flow. Similar amounts will be reclassified in future filings for prior periods.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We classify all highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents totaled $34,213 and $69,158 at December 31, 2008 and 2007, respectively.

Marketable Securities

Our investments in marketable securities are classified as available-for-sale in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Available-for-sale securities are stated at fair value based on quoted market prices with unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income, a component of shareholders’ equity. The cost of securities sold is based on the specific identification method.

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

Short and long-term marketable debt securities have remaining maturities of twelve months or less and greater than twelve months, respectively.

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

Acquired Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives; developed technology, five to seven years and customer relationships three years. Acquired intangible assets are reviewed whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable, or that the useful life of an asset is shorter than originally estimated. If such events or circumstances exist, the assets are assessed for recoverability in accordance with SFAS 144.

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

Accumulated Other Comprehensive Income (Loss)

SFAS 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income (loss) and its components. Accumulated other comprehensive income (loss), net of tax, consists of the following:

	December 31,
	2008	2007

Accumulated net unrealized holding gain (loss) on available-for-sale marketable securities	$125	$(4,735)
Accumulated transition pension obligation under SFAS 158	(48)	(48)
Actuarial gain (loss) on pension obligation	(22)	5

Accumulated other comprehensive income (loss)	$55	$(4,778)

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

Fair Value of Financial Instruments

The fair value of our current assets and liabilities, including accounts receivable and accounts payable, approximates the carrying value due to the short-term nature of these balances. Our cash equivalents and short- and long-term marketable securities are recorded at fair value in the consolidated balance sheet in accordance with SFAS 115. The fair value of our long-term debt was $36,890 as of December 31, 2008, as compared to its carrying value of $60,634. The fair value of long-term debt at December 31, 2008 is based on the quoted market price of the debt.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination and is effective for our business combinations, if any, occurring after January 1, 2009. SFAS 141R also requires that any future benefit, if recognized due to the reversal of our valuation allowance on $3,342 of our acquired deferred tax assets, will be recognized as an adjustment to income tax expense, rather than allocated to acquired intangible assets.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The FASB amended SFAS 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 and in October 2008, FSP FAS 157-3 Determining the Fair value of a Financial Asset When the Market for That Asset Is Not Active (collectively “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements to require a three-level hierarchical classification of the inputs used in measuring fair value. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008 with no impact to the consolidated financial statements but with additional footnote disclosures. We do not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements.

NOTE 3.	BALANCE SHEET COMPONENTS

Short- and Long-Term Marketable Securities

At December 31, 2008 and 2007, all of our marketable securities are classified as available-for-sale in accordance with SFAS 115 and consist of the following:

		Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term marketable securities:
As of December 31, 2008:
US government agencies debt securities	$3,487	$105	$3,592
Commercial paper	3,486	2	3,488
Corporate debt securities	960	18	978

	$7,933	$125	$8,058

As of December 31, 2007:
Commercial paper	$19,573	$(12)	$19,561
Foreign government debt securities	7,005	(5)	7,000
Corporate debt securities	5,581	(5)	5,576
US government agencies debt securities	2,444	–	2,444

	$34,603	$(22)	$34,581

		Unrealized	Fair
	Cost	Gain (Loss)	Value

Long-term marketable securities:
As of December 31, 2008:
Equity security	$2,110	$–	$2,110

	$2,110	$–	$2,110

As of December 31, 2007:
Equity security	$10,000	$(4,810)	$5,190
US government agencies debt securities	3,541	81	3,622
Corporate debt securities	976	16	992

	$14,517	$(4,713)	$9,804

On March 31, 2008 we analyzed our long-term equity security for other-than-temporary impairment in accordance with FASB Staff Position 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. After reviewing the investment’s rapid decline in value from December 31, 2007 to March 31, 2008, the extended duration of time which the fair value of the investment had been below our cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors, we determined that we would not recover the cost basis of the investment. Accordingly, we recognized an other-than-temporary impairment loss of $6,490 in the first quarter of 2008, which decreased our cost basis from $10,000 to $3,510. As of December 31, 2008 the value of this investment had decreased to $2,110. Based on the same factors considered in our March 31, 2008 analysis, we determined that we will not recover the $3,510 cost basis of the investment and recorded a second other-than-temporary impairment loss of $1,400 in the fourth quarter of 2008. The cumulative loss of $7,890 is included in our statement of operations for the year ended December 31, 2008. At December 31, 2007, $4,810 unrealized loss was included in accumulated other comprehensive loss related to this investment.

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
	2008	2007

Accounts receivable, gross	$6,691	$6,765
Allowance for doubtful accounts	(542)	(542)

Accounts receivable, net	$6,149	$6,223

The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of year	$542	$200	$212
Provision	–	483	–
Recoveries	–	(141)	(12)

Balance at end of year	$542	$542	$200

Inventories, Net

Inventories, net consists of the following:

	December 31,
	2008	2007

Finished goods	$4,617	$12,733
Work-in-process	5,358	4,482

	9,975	17,215
Reserve for slow moving and obsolete items	(4,994)	(5,950)

Inventories, net	$4,981	$11,265

The following is a summary of the change in our reserve for slow-moving and obsolete items:

	Year Ended December 31,
	2008	2007	2006

Balance at beginning of year	$5,950	$5,950	$1,396
Provision	1,496	4,365	6,215
Usage:
Scrap	(1,444)	(2,376)	(1,282)
Sales	(1,008)	(1,989)	(379)

Total usage	(2,452)	(4,365)	(1,661)

Balance at end of year	$4,994	$5,950	$5,950

Based upon our forecast and backlog we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at December 31, 2008. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. During the year ended December 31, 2008, we sold $1,008 of previously reserved inventory due to unanticipated demand for products nearing end-of-life. It is not possible for us to predict if or when this may happen again, or how much we may sell. If such sales occur, we do not expect that they will have a material impact on our gross profit margin.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable, other receivables and deferred tax assets.

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2008	2007

Software	$9,141	$6,909
Equipment, furniture and fixtures	6,668	6,401
Tooling	1,244	1,035
Leasehold improvements	3,174	2,764

	20,227	17,109
Accumulated depreciation and amortization	(15,040)	(10,961)

Property and equipment, net	$5,187	$6,148

Software amortization was $2,634, $8,374 and $7,620 for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,392, $3,762 and $5,396 for the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2008, we recognized a loss of $103 on the disposal of unused property and equipment with an original cost of $1,087. During the years ended December 31, 2007 and 2006 we also wrote off property and equipment assets as a result of our restructuring plans. See Note 6.

Other Assets, Net

Other assets, net consists primarily of licensed technology as of December 31, 2008 and 2007. Amortization of licensed technology was $1,674, $1,863 and $4,651 for the years ended December 31, 2008, 2007 and 2006, respectively.

During the fourth quarter of 2006, we wrote off licensed technology assets with a net book value of $9,223. The loss on these disposals is included in restructuring in our consolidated statement of operations for the year ended December 31, 2006. These assets were written off based on our decision to no longer pursue development of projects that incorporate the technology and there were no alternate future uses for the technology. See Note 6.

Acquired Intangible Assets, Net

Acquired intangible assets, net consists of the following:

	December 31,
	2008	2007

Gross carrying amount:
Developed technology	$19,170	$19,170
Customer relationships	1,689	1,689

	20,859	20,859
Accumulated amortization:
Developed technology	(15,784)	(12,964)
Customer relationships	(1,689)	(1,525)

	(17,473)	(14,489)

Acquired intangible assets, net	$3,386	$6,370

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

Amortization expense was $2,984, $3,179 and $4,689 for the years ended December 31, 2008, 2007, and 2006, respectively. Estimated future amortization expense is as follows:

Year ending December 31:
2009	$2,336
2010	1,050

$3,386

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

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consists of the following:

	December 31,
	2008	2007

Accrued payroll and related liabilities	$3,749	$3,366
Current portion of accrued liabilities for asset financings	1,116	4,150
Accrued costs related to restructuring	940	2,918
Accrued commissions and royalties	728	381
Reserve for warranty returns	593	932
Accrued interest payable	236	405
Reserve for sales returns and allowances	100	175
Other	1,957	1,521

	$9,419	$13,848

From time to time, we have acquired software and licensed technology assets under purchase agreements that provide extended payment terms. The payment periods vary, but generally extend over a period of one month to two years. We are obligated to make all payments accrued, and there are no contingencies attached to any of the agreements.

The following is a summary of the changes in our reserves for sales returns and allowances and warranty returns:

	Year Ended December 31,
	2008	2007	2006

Reserve for warranty returns:
Balance at beginning of year	$932	$662	$577
Provision (benefit)	(203)	1,418	990
Charge offs	(136)	(1,148)	(905)

Balance at end of year	$593	$932	$662

Reserve for sales returns and allowances:
Balance at beginning of year	$175	$479	$237
Provision	25	123	665
Charge offs	(100)	(427)	(423)

Balance at end of year	$100	$175	$479

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion consists of the following:

	December 31,
	2008	2007

Accrued liabilities for asset financings	$699	$–
Deferred rent	617	619
Accrued costs related to restructuring	262	353
Payroll and related liabilities	182	181
Other	275	83

	$2,035	$1,236

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

In February 2006, we repurchased and retired $10,000 of our outstanding debentures for $6,800 in cash. We recognized a net gain on the repurchase of $3,009, which included a $3,200 discount, offset by write-offs of debt issuance costs of $191. The gain is included in other income in our statement of operations for the year ended December 31, 2006.

In February 2008, we repurchased and retired $50,248 of the debentures in a modified dutch auction tender offer for $37,939 in cash. In August 2008, we repurchased and retired $29,118 of the debentures for $20,615 in a combination of open market and private transactions. We recognized a net gain of $19,670 on the repurchases, which included a $21,567 discount, offset by legal and professional fees of $755 and write-offs of debt issuance costs of $1,142. The gain is included in other income in our statement of operations for the year ended December 31, 2008. As of December 31, 2008, we have $60,634 of the debentures outstanding.

The debentures bear interest at a rate of 1.75% per annum and interest is payable on May 15 and November 15 of each year. Under certain circumstances, the debentures are convertible into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures, for a total of 829,934 shares. This is equivalent to a conversion price of approximately $73.06 per share. The outstanding debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the notes for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, and are effectively subordinated to all existing and future debt of our subsidiaries. At December 31, 2008, we had no senior debt outstanding and our subsidiaries had approximately $2,423 of liabilities to which the debentures were effectively subordinated.

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

NOTE 4:	FAIR VALUE MEASUREMENT

On January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities. SFAS 157 defines fair value and describes three levels of inputs that may be used to measure fair value:

Level 1:	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The table below presents information about our financial assets measured at fair value at December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$34,213	$–	$–	$34,213
Short-term marketable securities	–	8,058	–	8,058
Long-term marketable securities	2,110	–	–	2,110

Total	$36,323	$8,058	$–	$44,381

Level 1 financial assets include money market funds and a long-term equity security. Level two financial assets include commercial paper, corporate debt securities and U.S. government agencies debt securities. We primarily use the market approach to determine the fair value of our financial assets. We do not have any financial liabilities required to be measured at fair value on a recurring basis.

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

We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and include exchangeable shares. The exchangeable shares, which were issued on September 6, 2002 by Jaldi Semiconductor Corporation (“Jaldi”), our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, have characteristics essentially equivalent to Pixelworks’ common stock. As of January 31, 2008 all exchangeable shares had been exchanged for shares of Pixelworks common stock. Basic and diluted weighted average shares outstanding have been calculated to reflect the June 4, 2008 one-for three reverse stock split in all periods presented.

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

The following schedule reconciles the computation of basic net income per share and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$7,978	$(30,920)	$(204,178)

Basic weighted average shares outstanding	14,399	16,069	16,096
Common share equivalents:
Dilutive effect of stock options	11	–	–

Diluted weighted average shares outstanding	14,410	16,069	16,096

Net income (loss) per common share — basic and diluted	$0.55	$(1.92)	$(12.69)

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive:

	Year Ended December 31,
	2008	2007	2006

Stock options	1,793,187	1,962,893	2,870,988
Conversion of debentures	1,191,026	1,916,259	1,932,572

NOTE 6.	RESTRUCTURINGS

In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted from global economic uncertainty. The plan will reduce operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and will be substantially complete in the first quarter of 2009. We are evaluating the need for additional restructuring actions due to the current economic environment, but uncertainty regarding the outlook for 2009 and beyond impedes our ability to forecast the scope and impact of any potential actions.

In November 2006, we initiated a restructuring plan to reduce operating expenses and continued to implement this plan throughout 2007 and 2008. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we closed our offices in Toronto, Beijing and Shenzhen. Additionally, we eliminated all operations and research and development activities at our Tualatin location and transferred them to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring we also narrowed and redefined our product development strategy which resulted in the write-off of IP assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed during the fourth quarter of 2008.

In April 2006, we initiated a restructuring plan to reduce our breakeven point by decreasing manufacturing overhead and operating expenses and focusing on our core business. The plan included integrating the Internet Protocol Television (“IPTV”) technology that we acquired from Equator Technologies, Inc. (“Equator”) with our advanced television technology developments and no longer pursuing stand-alone advanced media processor markets. We consolidated our two California offices as part of this plan, which was completed during the fourth quarter of 2006.

Total restructuring expense included in our consolidated statements of operations is comprised of the following:

	2008	2007	2006

Cost of revenue – restructuring:
Termination and retention benefits	$91	$172	$47
Licensed technology and tooling write offs	–	–	2,072

	91	172	2,119
Operating expenses – restructuring:
Termination and retention benefits	1,081	5,248	2,734
Consolidation of leased space	508	1,524	1,036
Net write off of assets and reversal of related liabilities	–	3,905	9,546
Contract termination fee	–	1,693	–
Payments, non-cancelable contracts	–	827	–
Other	–	88	–

	1,589	13,285	13,316

Total restructuring expense	$1,680	$13,457	$15,435

The termination and retention benefits included severance and retention payments for terminated employees and retention payments for certain continuing employees. Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

The net write-off of assets and reversal of related liabilities recorded during the year ended December 31, 2007 included the write-off of assets with a net book value of $6,905 and the reversal of an accrued liability of $3,000. The assets written-off and the liability reversed related primarily to engineering software tools which we are no longer using due to restructuring-related reductions in research and development personnel and changes in product development strategy. We also paid a contract termination fee of $1,693 during the year ended December 31, 2007 to cancel one of the engineering software licenses prior to its expiration. The assets written off during the year ended December 31, 2006 consisted primarily of licensed technology and tooling.

Non-cancelable contract payments during the year ended December 31, 2007 consist of amounts that we were obligated to pay, but for which we will not realize a benefit due to the restructuring plans.

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a roll-forward of the accrued liabilities related to the restructuring plans for the years ended December 31, 2008 and 2007:

	Balance as of			Balance as of
	December 31,			December 31,
	2007	Expensed	Payments	2008

Termination and retention benefits	$1,758	$1,172	$(2,193)	$737
Lease termination costs	999	508	(1,042)	465
Contract termination and other costs	514	–	(514)	–

Total	$3,271	$1,680	$(3,749)	$1,202

	Balance as of			Balance as of
	December 31,			December 31,
	2006	Expensed	Payments	2007

Termination and retention benefits	$1,193	$5,420	$(4,855)	$1,758
Lease termination costs	1,524	1,524	(2,049)	999
Contract termination and other costs	–	2,520	(2,006)	514

Total	$2,717	$9,464	$(8,910)	$3,271

NOTE 7.	INCOME TAXES

Current and Deferred Income Tax Expense (Benefit)

Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2008	2007	2006

Domestic	$6,141	$(31,614)	$(206,239)
Foreign	1,829	2,931	1,112

	$7,970	$(28,683)	$(205,127)

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$55	$55	$(1,535)
State	142	6	4
Foreign	(496)	1,664	1,549

Total current	(299)	1,725	18
Deferred:
Federal	–	–	–
State	–	–	–
Foreign	291	512	(967)

Total deferred	291	512	(967)

Income tax expense (benefit)	$(8)	$2,237	$(949)

The significant components of deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006

Change in gross deferred tax assets and liabilities	$8,537	$(6,915)	$(49,304)
Change in valuation allowance for deferred tax assets	(8,246)	7,427	48,337

Deferred income tax expense (benefit)	$291	$512	$(967)

The significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes are as follows:

	Year Ended December 31,
	2008	2007	2006

Expected income tax rate	35%	35%	35%
Increase (decrease) resulting from:
Change in valuation allowance	(67)	(40)	(13)
Impact of foreign earnings	26	–	–
Stock compensation	3	–	–
State income taxes, net of federal tax benefit	2	–	1
Research and experimentation credit	–	1	1
Decrease in deferred tax rates	–	(1)	–
Impairment loss on goodwill	–	–	(23)
Other	1	(3)	(1)

Actual tax expense	–%	(8)%	–%

Deferred Tax Assets, Liabilities and Valuation Allowance

The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$73,861	$79,420
Research and experimentation credit carryforwards	12,951	15,600
Foreign tax credit carryforwards	9,073	9,486
Deferred compensation	3,372	2,975
Other-than-temporary impairment of marketable security	2,983	–
Reserves and accrued expenses	2,651	3,734
Depreciation	2,613	1,797
Accrued vacation	338	253
Other	2,256	2,282

Total gross deferred tax assets	110,098	115,547
Deferred tax liabilities:
Amortization	(1,225)	(2,350)
Foreign earnings	(3,983)	–
Other	(230)	–

	(5,438)	(2,350)
Less valuation allowance	(104,090)	(112,336)

Net deferred tax assets	$570	$861

The current portion of the net deferred tax asset balance is $158 and $37 as of December 31, 2008 and 2007, respectively. The current portion is included in prepaid expenses and other current assets in the consolidated balance sheet. The non-current portion of the net deferred tax asset balance is $642 and $824 as of December 31, 2008 and 2007, respectively. The non-current portion is included in other assets, net in the consolidated balance sheet, and is partially offset by a contingency reserve of $406, which is included in income taxes payable. Long term deferred tax liabilities were $230 and $0 as of December 31, 2008 and 2007, respectively, and are included in long-term liabilities, net of current portion in the consolidated balance sheet. As of December 31, 2008 we have a current tax receivable of $473 consisting of refundable foreign research and development credits and payments in excess of estimated current tax expense. This amount is included in prepaid expenses and other current assets in the consolidated balance sheet.

We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets at December 31, 2008 and 2007 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $8,246 for the year ended December 31, 2008 and increased $7,427 and $48,337 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2008, we have available federal, state and foreign net operating loss carryforwards of approximately $180,440, $89,878 and $7,912, respectively, which will expire between 2009 and 2027. As of December 31, 2008, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $6,837, $3,913 and $2,200, respectively, which begin expiring in 2009. We have a general foreign tax credit of $1,954 which will begin expiring in 2017.

Utilization of a portion of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change subject to these provisions occurred for nDSP in 2002 and Equator in 2005 when we acquired these entities.

We had undistributed earnings of foreign subsidiaries of approximately $2,527 as of December 31, 2008, for which deferred taxes have not been provided. These earnings are considered indefinitely invested outside of the United States. If repatriated, some of these earnings could generate foreign tax credits that may reduce the federal tax liability associated with any future foreign dividend. We have determined that undistributed earnings and profits of our Canadian subsidiary are no longer indefinitely reinvested offshore due to the consolidation of our North American offices and we have recorded a deferred tax liability as of December 31, 2008 related to repatriation of the subsidiary’s earnings.

During the year ended December 31, 2007 our Chinese subsidiary achieved designation as an integrated circuit design company, allowing us to benefit from a tax holiday in 2008 and 2009 and a 50% reduction to the applicable corporate rate in 2009, 2010 and 2011. The change in enacted tax rate resulted in the reversal of previously recorded deferred tax assets of $307 during the year ended December 31, 2007. This expense was recorded in the statement of operations and the impact on net loss per share was not significant.

Uncertain Tax Positions

We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. On January 1, 2007, we adopted FIN 48. As a result, we conducted a comprehensive review of our uncertain tax positions. We did not record any adjustment to retained earnings as a result of this analysis. As of January 1, 2007, the amount of our uncertain tax positions was a liability of $10,490. As of December 31, 2008 and December 31, 2007, the amount of our uncertain tax positions was a liability of $10,581, and $10,635, respectively.

The following is a summary of the change in our liability for uncertain tax positions and interest and penalties for the years ended December 31, 2008 and 2007:

	2008	2007

Uncertain tax positions:
Balance at beginning of year	$8,539	$8,743
Accrual for positions taken in a prior year	(49)	334
Accrual for positions taken in current year	91	200
Settlements	–	(738)
Reversals due to lapse of statute of limitations	(324)	–

Balance at end of year	$8,257	$8,539

Interest and penalties:
Balance at beginning of year	$2,096	$1,747
Accrual for positions taken in a prior year	463	451
Settlements	–	(102)
Reversals due to lapse of statute of limitations	(235)	–

Balance at end of year	$2,324	$2,096

We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations. We recognized interest and penalties of $463, $451 and $387 for the years ended December 31, 2008, 2007 and 2006, respectively.

We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $2,078 within the next twelve months due to the expiration of statutes of limitations in foreign jurisdictions.

We are no longer subject to U.S. federal examinations for years before 2005. We are subject to potential tax examinations in foreign locations for years 2003 through 2008. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We were not subject to, nor had we received any notice of, income tax examinations as of December 31, 2008.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Royalties

We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $1,378, $2,073 and $2,767 for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in cost of revenue in the consolidated statements of operations. We have a non-cancelable royalty obligation of $1,500 at December 31, 2008

401(k) Plan

We have a profit-sharing plan for eligible employees under the provisions of Internal Revenue Code Section 401(k). Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during 2008, 2007 or 2006.

Leases

At December 31, 2008, future minimum payments under operating leases are as follows:

Year Ending December 31:
2009	$2,182
2010	1,688
2011	1,340
2012	1,073
2013	523

$6,806

Minimum lease payments above are net of sublease rentals of $483, $194 and $49, for the years ended December 31, 2009 through 2011, respectively. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $2,421, $2,747 and $4,437, respectively.

Contract Manufacturers

In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with FASB Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The indemnification is limited to the amount paid by the customer. As of December 31, 2008, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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

NOTE 9.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2008	2007	2006

Cash paid during the year for:
Interest	$1,882	$2,618	$2,657
Income taxes, net of refunds received	218	101	123
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,815	$1,818	$5,822
Increase in leasehold improvements and deferred rent related to tenant improvement allowances received	140	–	1,002

NOTE 10.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock.

As of December 31, 2008 and 2007, there is one series of preferred stock designated as the Special Voting Share Series, of which there is one voting share issued and outstanding. The series was designated and the share was issued in 2002 in connection with our Jaldi asset acquisition. The voting share entitles the holders of exchangeable shares to vote on any matters that come before the Pixelworks common shareholders.

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

Exchangeable Shares

In connection with the Jaldi asset acquisition, Jaldi issued 577,033 exchangeable shares to its shareholders. The voting shares described above were held in trust for the benefit of the holders of the exchangeable shares and provided the holders of the exchangeable shares with dividend, voting and other rights equivalent to those of Pixelworks’ common shareholders. These exchangeable shares were the economic equivalent of Pixelworks’ common shares, and were exchangeable at any time for Pixelworks common stock on a one-for-one basis. As of January 31, 2008 all exchangeable shares had been exchanged for shares of Pixelworks common stock.

Reverse Stock Split

On June 4, 2008, we effected a one-for-three reverse split of our common stock. The exercise price and number of shares of common stock issuable under our stock incentive plans, as well as the conversion price and number of shares issuable upon conversion of our long-term debt, were proportionately adjusted to reflect the reverse stock split. Basic and diluted weighted average shares outstanding and earnings per share have been calculated to reflect the reverse stock split in all periods presented, as have all disclosures that include a reference to the number of shares of our common stock or a related calculation.

Stock Incentive Plans

On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), under which 1,333,333 shares of our common stock could be issued. On May 20, 2008 our shareholders approved an increase to the total number of authorized shares to 2,333,333. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, “Old Stock Incentive Plans”). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2008, 1,175,689 shares were available for grant under the 2006 Plan.

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

The following is a summary of stock option activity:

		Weighted
		average
	Number	exercise
	of shares	price

Options outstanding as of December 31, 2007	1,604,372	$19.07
Granted	649,387	2.88
Exercised	(1,376)	0.48
Forfeited	(126,609)	8.42
Expired	(171,078)	16.06

Options outstanding as of December 31, 2008	1,954,696	$14.66

On October 26, 2006, our shareholders approved a stock option exchange program under which eligible employees could elect to exchange eligible outstanding stock options. Eligible options were surrendered in exchange for new options at a rate of 4-to-1, at the then current market price of our common stock and have a new vesting schedule. These new options have a seven-year life with 33% vesting on June 30, 2007 and the remaining 67% on a monthly basis over the following 12 months, for a total of 18 months, subject to continued employment. As of December 31, 2008 all options granted in the exchange program that remained outstanding were fully vested. The stock option exchange was effected on December 4, 2006, whereby 184 employees surrendered 579,973 options in exchange for 144,993 options with an exercise price of $7.47 per share.

The following table summarizes information about options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding as of	remaining	average	exercisable as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
Exercise prices	2008	life	price	2008	price

$ 0.21 - $ 6.00	813,490	7.93	$2.60	227,300	$3.07
6.01 - 12.00	337,413	5.59	7.32	258,223	7.33
12.01 - 18.00	137,796	6.38	14.72	86,501	14.79
18.01 - 24.00	229,074	3.44	21.56	217,397	21.53
24.01 - 30.00	217,570	5.30	27.41	208,338	27.41
30.01 - 36.00	5,591	6.04	31.75	5,329	31.82
36.01 - 42.00	1,666	4.92	40.20	1,666	40.20
42.01 - 48.00	82,947	5.16	46.19	82,947	46.19
48.01 - 54.00	89,666	3.22	49.77	89,666	49.77
54.01 - 68.00	39,483	2.07	66.03	39,483	66.03

$ 0.21 - $68.00	1,954,696	6.14	$14.66	1,216,850	$20.87

During the years ended December 31, 2008 and 2007, the total intrinsic value of options exercised was $2 and $82, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our deferred tax assets. As of December 31, 2008, options outstanding had a total intrinsic value of $5.

Options outstanding that have vested and are expected to vest as of December 31, 2008 are as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
	Number of shares	exercise price	term	intrinsic value

Vested	1,216,850	$20.87	5.13	$3
Expected to vest	576,612	4.73	7.65	1

Total	1,793,462	$15.68	5.94	$4

Restricted Stock Awards

During the year ended December 31, 2007, we granted one restricted stock award for 50,000 shares with a fair value of $4.26 per share. As of December 31, 2007, the award was fully vested and there were no unvested stock awards outstanding. No restricted stock awards were granted during 2008, and there were no unvested restricted stock awards outstanding at December 31, 2008.

Employee Stock Purchase Plan

A total of 740,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the years ended December 31, 2008, 2007 and 2006, we issued 23,553, 75,145 and

120,059 shares under the ESPP for proceeds of $45, $317 and $1,091, respectively. As of December 31, 2008, there were 239,061 shares available for issuance under the ESPP.

Stock-Based Compensation Expense

The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006

Stock Option Plans:
Risk free interest rate	2.71%	4.65%	4.00%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.8	5.2	3.6
Volatility	68%	70%	61%
Employee Stock Purchase Plan:
Risk free interest rate	2.05%	5.09%	4.91%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Volatility	85%	55%	57%

The weighted average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.13, $3.06 and $5.67, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. The expected term is estimated using expected and historical exercise behavior. Expected volatility is estimated based on the historical volatility of our common stock over the expected life of the options as this represents our best estimate of future volatility.

As of December 31, 2008, unrecognized compensation cost is $1,670, which is expected to be recognized as compensation expense over a weighted average period of 2.4 years.

No stock-based compensation cost was capitalized as part of an asset during the years ended December 31, 2008 and 2007. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the years ended December 31, 2008, 2007 and 2006.

Stock Repurchase

On September 25, 2007, we announced a share repurchase program under which the Board of Directors authorized the repurchase of up to $10,000 of the Company’s common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During 2008 we repurchased 1,625,737 common shares at a cost of $2,626. As of December 31, 2008, $3,105 remained available for repurchase under the plan. Additionally, between January 1, 2009 and February 28, 2009, we repurchased an additional 228,600 shares of our common stock for $167 under the plan.

NOTE 11.	SEGMENT INFORMATION

In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2008	2007	2006

Japan	$50,408	$60,135	$58,958
Taiwan	10,582	12,053	17,798
Europe	6,639	6,734	9,035
Korea	5,583	8,338	12,055
U.S.	3,872	4,627	5,571
China	1,734	6,253	18,098
Canada	–	–	6,821
Other	6,346	7,840	5,271

	$85,164	$105,980	$133,607

Significant Customers

Sales to distributors represented 53%, 57%, and 52% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. One distributor accounted for more than 10% of total revenue for each of the years ended December 31, 2008, 2007 and 2006. This distributor represented 32%, 33% and 26% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

End customers include customers who purchase directly from the Company, as well as customers who purchase products indirectly through distributors and manufacturers’ representatives. Revenue attributable to our top five end customers represented 55%, 47% and 39% of revenue for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, one end customer represented 24%, 21% and 15% of revenue, respectively.

Each of the following accounts represented 10% or more of gross accounts receivable:

	December 31,
	2008	2007

Account A	32%	27%
Account B	20%	0%
Account C	15%	3%
Account D	0%	21%

NOTE 12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31

2008
Revenue, net	$23,976	$20,793	$21,479	$18,916
Gross profit	11,671	10,498	11,451	8,581
Income (loss) from operations	(835)	(1,102)	441	(2,513)
Income (loss) before income taxes	4,496	(875)	8,533	(4,184)
Net income (loss)	6,133	(1,250)	8,219	(5,124)
Net income (loss) per share:
Basic	0.41	(0.09)	0.57	(.37)
Diluted	0.41	(0.09)	0.56	(.37)

2007
Revenue, net	$23,981	$26,896	$28,133	$26,970
Gross profit	9,853	11,602	12,108	13,144
Loss from operations	(12,505)	(7,811)	(4,285)	(6,565)
Loss before income taxes	(11,800)	(7,221)	(3,654)	(6,008)
Net loss	(12,422)	(7,620)	(4,429)	(6,449)
Net loss per share – basic and diluted	(0.75)	(0.48)	(0.27)	(0.42)

We recorded an accrual of $429 in the fourth quarter of 2008 for royalty and related interest expense incurred between the quarters ended September 30, 2006 and September 30, 2008. The adjustment was primarily recorded to cost of goods sold and the Company believes the amount to be immaterial to both the current and prior periods.

NOTE 13.	SUBSEQUENT EVENT

In February 2009, we repurchased and retired $27,090 of our 1.75% convertible subordinated debentures for $17,778 in cash in a private transaction. As a result of this transaction, we will recognize a net gain on the repurchase of $9,024, which includes a $9,346 discount, offset by write-offs of debt issuance costs of $288 and other fees of $34. The gain will be included in other income in our statement of operations during the first quarter of 2009. The repurchase decreased the balance of our outstanding debentures from $60,634 to $33,544.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2008, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the 1934 Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:

We have audited Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pixelworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pixelworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Portland, Oregon
March 16, 2009

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors, executive officers and corporate governance of the Company is set forth in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation is included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions and director independence is included in our 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is set forth in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.    Financial Statements.

The following financial statements are included in Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(a) 2.    Financial Statement Schedules.

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(a) 3.    Exhibits.

The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit
Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
3.2	Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008).
3.3	First Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.2	Third Amended Registration Rights Agreement dated February 22, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.3	Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.4	Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.5	Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.6	Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).+
10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005).+
10.3	Pixelworks, Inc. 2000 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on March 23, 2005).+
10.4	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001).+
10.5	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 17, 2005).+
10.6	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008).+
10.7	Summary of Pixelworks Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).+
10.8	Chair and Board Service Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+
10.9	CEO Transition Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+
10.10	Executive Employment Agreement dated and effective March 31, 2008, by and between Bruce Walicek and Pixelworks, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008).+

Exhibit
Number	Description

10.11	Pixelworks, Inc. 2007 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).+
10.12	Pixelworks, Inc. 2008 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008).+
10.13	Restricted Stock Award Agreement dated May 3, 2007 between Pixelworks, Inc. and Hans H. Olsen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+
10.14	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+
10.15	Severance Agreement dated June 22, 2007, by and between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+
10.16	Change of Control Severance Agreement dated November 20, 2008, by and between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2008).+
10.17	Change of Control Severance Agreement dated November 20, 2008, by and between Pixelworks, Inc. and Hongmin (Bob) Zhang (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 20, 2008).+
10.18	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
10.19	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
10.20	Office Lease dated June 20, 2005 and commencing March 1, 2006, by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust VI (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 12, 2007).
10.21	Office Lease dated October 2, 2007 and commencing November 1, 2007 by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust VI (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2008).
10.22	Amendment to Office Lease dated October 2, 2007 and commencing November 1, 2007 by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust IV (incorporated by reference to Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).
10.23	Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).
10.24	Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.25	Amendment No. 1 to Office Lease dated July 7, 2005, by and between Equator Technologies, Inc. and 520 Pike Street, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2005).
10.26	Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).
21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008).
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.

Exhibit
Number		Description

32	.1*	Certification of Chief Executive Officer.
32	.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

By:	/s/ Bruce A. Walicek
Bruce A. Walicek
President and
Chief Executive Officer

Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Walicek Bruce A. Walicek	President and Chief Executive Officer	March 16, 2009

/s/ Steven L. Moore Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer	March 16, 2009

/s/ Allen H. Alley Allen H. Alley	Chairman of the Board	March 16, 2009

/s/ Mark A. Christensen Mark A. Christensen	Director	March 16, 2009

/s/ James R. Fiebiger James R. Fiebiger	Director	March 16, 2009

/s/ C. Scott Gibson C. Scott Gibson	Director	March 16, 2009

/s/ Daniel J. Heneghan Daniel J. Heneghan	Director	March 16, 2009

/s/ Hans H. Olsen Hans H. Olsen	Director	March 16, 2009

/s/ Bruce A. Walicek Bruce A. Walicek	Director	March 16, 2009