Form 10-Q
period 2009-03-31
PIXELWORKS, INC
filed 2009-05-07
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30269
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
16760 SW Upper Boones Ferry Road, Suite 101
Portland, OR 97224
(503) 601-4545
(Address of principal executive offices, including zip code, and Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Number of shares of Common Stock outstanding as of April 30, 2009: 13,388,690

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$32,539	$53,149
Short-term marketable securities	5,706	8,058
Accounts receivable, net	4,457	6,149
Inventories, net	4,165	4,981
Prepaid expenses and other current assets	2,849	3,381

Total current assets	49,716	75,718

Long-term marketable securities	1,920	2,110
Property and equipment, net	4,331	5,187
Other assets, net	5,630	5,331
Acquired intangible assets, net	2,769	3,386

Total assets	$64,366	$91,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,674	$4,215
Accrued liabilities and current portion of long-term liabilities	6,816	9,419
Current portion of income taxes payable	157	137

Total current liabilities	9,647	13,771

Long-term liabilities, net of current portion	1,722	2,035
Income taxes payable, net of current portion	8,868	10,581
Long-term debt	33,544	60,634

Total liabilities	53,781	87,021

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock	—	—
Common stock	334,189	333,974
Accumulated other comprehensive income (loss)	(183)	55
Accumulated deficit	(323,421)	(329,318)

Total shareholders’ equity	10,585	4,711

Total liabilities and shareholders’ equity	$64,366	$91,732

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue, net	$10,780	$23,976
Cost of revenue (1)	6,624	12,305

Gross profit	4,156	11,671

Operating expenses:
Research and development (2)	4,776	6,722
Selling, general and administrative (3)	3,873	4,686
Restructuring	37	1,008
Amortization of acquired intangible assets	—	90

Total operating expenses	8,686	12,506

Loss from operations	(4,530)	(835)

Gain on repurchase of long-term debt, net	9,024	11,557
Interest expense	(251)	(573)
Interest income	98	983
Amortization of debt issuance costs	(61)	(146)
Other-than-temporary impairment of a marketable security	—	(6,490)

Interest and other income, net	8,810	5,331

Income before income taxes	4,280	4,496

Benefit for income taxes	(1,617)	(1,637)

Net income	$5,897	$6,133

Net income per share — basic and diluted	$0.44	$0.41

Weighted average shares outstanding:
Basic	13,352	14,930

Diluted	14,023	16,648

(1) Includes:
Amortization of acquired developed technology	$617	$705
Additional amortization of non-cancelable prepaid royalty	68	—
Restructuring	47	—
Stock-based compensation	7	18
(2) Includes stock-based compensation	118	449
(3) Includes stock-based compensation	252	425
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,897	$6,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(9,024)	(11,557)
Other-than-temporary impairment of a marketable security	—	6,490
Depreciation and amortization	1,294	1,706
Amortization of acquired intangible assets	617	794
Stock-based compensation	377	892
Amortization of debt issuance costs	61	146
Loss on asset disposals	6	33
Amortization (accretion) on short- and long-term marketable securities	1	(194)
Deferred income tax benefit	—	(446)
Other	16	12
Changes in operating assets and liabilities:
Accounts receivable, net	1,692	379
Inventories, net	816	3,012
Prepaid expenses and other current and long-term assets, net	(30)	(952)
Accounts payable	(1,541)	(241)
Accrued current and long-term liabilities	(2,785)	(667)
Income taxes payable	(1,693)	(409)

Net cash provided by (used in) operating activities	(4,296)	5,131

Cash flows from investing activities:
Purchases of marketable securities	(1,197)	(15,189)
Proceeds from maturities of marketable securities	3,500	22,174
Purchases of property and equipment	(127)	(473)
Purchases of other assets	(27)	—
Proceeds from sales of property and equipment	—	4

Net cash provided by investing activities	2,149	6,516

Cash flows from financing activities:
Repurchase of long-term debt	(17,778)	(37,939)
Payments on asset financings	(523)	(1,803)
Repurchase of common stock	(167)	(1,198)
Proceeds from issuances of common stock	5	35

Net cash used in financing activities	(18,463)	(40,905)

Net change in cash and cash equivalents	(20,610)	(29,258)
Cash and cash equivalents, beginning of period	53,149	74,572

Cash and cash equivalents, end of period	$32,539	$45,314

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. We were founded in 1997 and are incorporated under the laws of the state of Oregon.
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
The financial information included herein for the three month periods ended March 31, 2009 and 2008 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2008 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 16, 2009, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2009.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination and is effective for our business combinations, if any, occurring after January 1, 2009. SFAS 141R also requires that any future benefit, if recognized due to the reversal of our valuation allowance on $2,769 of our acquired deferred tax assets, will be recognized as an adjustment to income tax expense, rather than allocated to acquired intangible assets.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This pronouncement amends SFAS 115, “Accounting for Certain

Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” This FSP requires the recognition of an other-than-temporary impairment if we intend to sell an impaired debt security and it is more likely than not that the security will be sold before it recovers its cost basis. This FSP also requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will adopt the provisions of this FSP for the quarter ended June 30, 2009. The guidance is not expected to impact our consolidated financial statements but will require additional footnote disclosures.
In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We will adopt the provisions of this FSP for the quarter ended June 30, 2009. The guidance is not expected to impact our consolidated financial statements but will require additional footnote disclosures.
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
Reclassifications
Certain reclassifications have been made to the 2008 condensed consolidated financial statements to conform with the 2009 presentation, including the reclassification of payments on asset financing to financing activities in the consolidated statements of cash flow. Similar amounts will be reclassified in future filings for prior periods.
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of March 31, 2009 and December 31, 2008, all of our short- and long-term marketable securities are classified as available-for-sale.
Unrealized holding gains (losses) on short- and long-term available-for-sale securities, net of tax, were $77 and $(190), respectively, as of March 31, 2009 and $125 and $0, respectively, as of December 31,

2008. These unrealized holding gains and losses are recorded in accumulated other comprehensive income (loss), a component of shareholders’ equity, in the condensed consolidated balance sheets.
On March 31, 2008 we analyzed our long-term equity security for an other-than-temporary impairment in accordance with FASB Staff Position 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As of March 31, 2008, the fair value of our investment had decreased $6,490 from our cost basis of $10,000 to $3,510. After reviewing the investment’s rapid decline in value from December 31, 2007 to March 31, 2008, the extended duration of time which the fair value of the investment had been below our cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors, we determined that we would not recover the cost basis of the investment. Accordingly, we recognized an other-than-temporary impairment loss of $6,490 in our statement of operations during the three months ended March 31, 2008. As of March 31, 2009 we have recorded total other-than-temporary impairments of $7,890 on our long-term equity security.
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

	March 31,	December 31,
	2009	2008
Accounts receivable, gross	$4,999	$6,691
Less: allowance for doubtful accounts	(542)	(542)

Accounts receivable, net	$4,457	$6,149

Our allowance for doubtful accounts had no provisions, recoveries or other activity during the first quarters of 2009 and 2008.
Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Inventories, net consist of the following:

	March 31,	December 31,
	2009	2008
Finished goods	$3,497	$4,617
Work-in-process	4,371	5,358

	7,868	9,975
Less: reserve for slow-moving and obsolete items	(3,703)	(4,994)

Inventory, net	$4,165	$4,981

The following is the change in our reserve for slow-moving and obsolete items:

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$4,994	$5,950
Provision	136	967
Usage:
Sales	(296)	(287)
Scrap	(1,131)	(998)

Total usage	(1,427)	(1,285)

Balance at end of period	$3,703	$5,632

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at March 31, 2009. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.
Property and Equipment, Net
Property and equipment consists of the following:

	March 31,	December 31,
	2009	2008
Gross carrying amount	$19,760	$20,227
Less: accumulated depreciation and amortization	(15,429)	(15,040)

Property and equipment, net	$4,331	$5,187

Acquired Intangible Assets, Net
Acquired intangible assets consist of the following developed technology:

	March 31,	December 31,
	2009	2008
Gross carrying amount	$19,170	$19,170
Less: accumulated amortization	(16,401)	(15,784)

Acquired intangible assets, net	$2,769	$3,386

Estimated future amortization of acquired intangible assets is $1,719 for the nine months ending December 31, 2009 and $1,050 for the year ending December 31, 2010.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31,	December 31,
	2009	2008
Accrued payroll and related liabilities	$2,219	$3,749
Current portion of accrued liabilities for asset financings	1,006	1,116
Accrued commissions and royalties	596	728
Reserve for warranty returns	476	593
Accrued interest payable	348	236
Accrued costs related to restructuring	217	940
Reserve for sales returns and allowances	100	100
Other	1,854	1,957

	$6,816	$9,419

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Three Months Ended
	March 31,
	2009	2008
Reserve for warranty returns:
Balance at beginning of period	$593	$932
Benefit	(98)	(122)
Charge offs	(19)	(68)

Balance at end of period	$476	$742

Reserve for sales returns and allowances:
Balance at beginning of period	$100	$175
Provision	14	3
Charge offs	(14)	(3)

Balance at end of period	$100	$175

Long-Term Liabilities, Net of Current Portion
Long-term liabilities, net of current portion, consist of the following:

	March 31,	December 31,
	2009	2008
Accrued liabilities for asset financings	$676	$699
Deferred rent	581	617
Accrued costs related to restructuring	222	262
Payroll and related liabilities	174	182
Other	69	275

	$1,722	$2,035

Long-Term Debt
In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10,000 of the debentures. In February 2008, we repurchased and retired $50,248 of the debentures in a modified dutch auction tender offer for $37,939 in cash. We recognized a net gain of $11,557 on the repurchase, which included a $13,064 discount, offset by legal and professional fees of $755 and a write-off of debt issuance costs of $752. In August 2008, we repurchased and retired $29,118 of the debentures for $20,615 in cash. We recognized a net gain of $8,113 on the repurchase, which included an $8,503 discount, offset by a write-off of debt issuance costs of $390. In February 2009, we repurchased and retired $27,090 of the debentures for $17,778 in cash. We recognized a net gain on the repurchase of $9,024, which included a $9,346 discount, offset by a write-off of debt issuance costs of $288 and other fees of $34. Gains on the repurchase of our long-term debt are included in other income in our statement of operations. As of March 31, 2009, $33,544 of the debentures are outstanding.
The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 459,137 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they can not be settled in cash or other assets.
We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $33,544 debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.
Shareholders’ Equity
On September 25, 2007, we announced a share repurchase program under which the Board of Directors authorized the repurchase of up to $10,000 of the Company’s common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. During 2008 we repurchased 1,625,737 common shares at a cost of $2,626. From January 1, 2009 through March 31, 2009, we repurchased 228,600 shares for $167. As of March 31, 2009, $2,937 remained available for repurchase under the plan. The above numbers reflect the June 4, 2008 one-for-three reverse stock split of our common stock.
NOTE 3: FAIR VALUE MEASUREMENT
On January 1, 2008, we adopted SFAS 157, Fair Value Measurement” (SFAS 157) for our financial assets and liabilities. SFAS 157 defines fair value and describes three levels of inputs that may be used to measure fair value:

Level 1:	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The table below presents information about our financial assets measured at fair value at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,526	$3,999	$—	$30,525
Short-term marketable securities	—	5,706	—	5,706
Long-term marketable securities	1,920	—	—	1,920

Total	$28,446	$9,705	—	$38,151

Level 1 financial assets include money market funds, certificates of deposit and a long-term equity security. Level two financial assets include commercial paper, corporate debt securities and U.S. government agencies debt securities. We primarily use the market approach to determine the fair value of our financial assets. We do not have any financial liabilities required to be measured at fair value on a recurring basis.
FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (FSP 157-2) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and we adopted FSP 157-2 on January 1, 2009. The adoption of SFAS 157 and SFAS 157-2 did not have a material impact on our consolidated financial statements.
On January 1, 2008, we adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows us to measure many financial instruments and certain other items at fair value. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This pronouncement provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim periods ending after June 15, 2009 and we will adopt the provisions of this FSP for the quarter ended June 30, 2009. We do not currently have any financial assets in non-active markets and the adoption of this guidance is not expected to impact our consolidated financial statements.
NOTE 4: RESTRUCTURING PLANS
In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic crisis. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices and was substantially completed during the current quarter. Although additional restructuring actions under the 2008 plan are being evaluated, uncertainty regarding the outlook for the remainder of 2009 and beyond impedes our ability to forecast the scope and impact of any potential actions.
In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we closed our offices in Toronto, Beijing and Shenzhen. Additionally, we eliminated all operations and research and development activities at our Tualatin location and transferred them to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed in the fourth quarter of 2008.
Total restructuring expenses related to these plans were as follows:

		Cumulative
	Three Months	Amount
	Ended	Incurred To
	March 31,	March 31,
	2009	2009
Cost of revenue — restructuring:
Termination and retention benefits	$47	$357
Net write-off of assets and reversal of related liabilities	—	2,072

	47	2,429

Operating expenses — restructuring:
Termination and retention benefits	30	7,735
Consolidation of leased space	7	2,039
Net write-off of assets and reversal of related liabilities	—	13,224
Contract termination fee	—	1,693
Payments, non-cancelable contract	—	827
Other	—	88

	37	25,606

Total restructuring expense	$84	$28,035

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a summary of the change in accrued liabilities related to our restructuring plans:

	December 31,			March 31,
	2008	Expensed	Payments	2009
Termination and retention benefits	$737	$77	$(685)	$129
Lease termination costs	465	7	(162)	310

Total	$1,202	$84	$(847)	$439

NOTE 5: INCOME TAXES
The benefit for income taxes recorded for the first quarter of 2009 was primarily due to a benefit of $1,815 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first quarter of 2008 was primarily due to a benefit of $1,000 for refundable research and experimentation credits, a benefit of $559 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446 which resulted from an increase in the tax rate of a single foreign jurisdiction. These benefits were partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.
As of March 31, 2009, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.
As of March 31, 2009 and December 31, 2008, the amount of our uncertain tax positions was a liability of $8,868 and $10,581, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $5,283 within the next twelve months due to the expiration of statutes of limitations in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.
NOTE 6: COMPREHENSIVE INCOME
Total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income	$5,897	$6,133
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income, net of tax	—	4,810
Unrealized gain (loss) on available-for-sale investments, net of tax	(238)	182

Total comprehensive income	$5,659	$11,125

NOTE 7: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding and reflect our June 4, 2008 one-for three reverse stock split in all periods presented.
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
The following schedule reconciles the computation of basic net income per share and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Net income used in basic net income per share	$5,897	$6,133
Interest expense on long-term debt, net of tax and amortization of debt issuance costs, net of tax	275	692

Net income used in diluted net income per share	$6,172	$6,825

Basic weighted average shares outstanding	13,352	14,930
Common share equivalents:
Dilutive effect of stock options	1	13
Dilutive effect of conversion of long-term debt	670	1,705

Diluted weighted average shares outstanding	14,023	16,648

Net income per common share — basic and diluted	$0.44	$0.41

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Stock options	2,031	1,635

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2009	2008
Cash paid during the period for:
Interest	$140	$281
Income taxes	68	207
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$390	$973
NOTE 9: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended
	March 31,
	2009	2008
Japan	$4,547	$14,005
Taiwan	2,046	1,893
Europe	1,100	2,377
Korea	1,089	1,603
U.S.	645	968
China	304	720
Other	1,049	2,410

	$10,780	$23,976

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2009	2008
Distributors:
All distributors	48%	52%
Distributor A	28%	28%
Distributor B	10%	10%

End Customers: (1)
Top five end customers	49%	57%
End customer A	14%	27%
End customer B	11%	0%

(1):	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives.
The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	March 31,	December 31,
	2009	2008
Account A	25%	32%
Account B	22%	20%
Account C	14%	15%
Account D	10%	0%
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
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with FASB Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34. The indemnification is limited to the amount paid by the customer. As of March 31, 2009, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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
Overview
     We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit and software solutions. We were founded in 1997 and are incorporated under the laws of the state of Oregon.
Factors Affecting Results of Operations and Financial Condition
General Market Conditions
Economic conditions in the United States and in foreign markets in which we operate substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp downturn. Global credit and capital markets have experienced unprecedented volatility and disruption and business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. Consumer confidence and spending are down significantly and we expect weaker demand from our customers to persist throughout 2009. Although we have taken steps to reduce our costs in response to these changes, including the restructuring efforts described below and temporary salary reductions for all employees, these economic conditions are expected to adversely impact our business, results of operations and financial position and we are unable to forecast when or if these conditions will improve.
Restructuring Plans
In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic crisis. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices. Although this plan was substantially completed during the first quarter of 2009, we will continue to monitor and evaluate the need for additional related restructuring actions in light of global economic uncertainty and its potential impact on our continuing business.
In November 2006, we initiated a restructuring plan to reduce operating expenses and continued to implement this plan throughout 2007 and 2008. As part of this plan we closed offices in Toronto, Beijing and Shenzhen. Additionally, we eliminated all operations and research and development activities at our Tualatin location and transferred them to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring, we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property (“IP”) assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed during the fourth quarter of 2008.
Results of Operations
Revenue, net
Revenue, net was as follows (dollars in thousands):

	Three months ended
	March 31,		2009 v 2008
	2009	2008	$ change	% change
Revenue, net	$10,780	$23,976	$(13,196)	(55)%
Net revenue decreased $13.2 million, or 55%, from the first quarter of 2008 to the first quarter of 2009. The decrease was attributable to a 58% decrease in units sold, partially offset by a 3% increase in average selling price. The decrease in revenue resulted primarily from weakened demand for our products which we believe to be the result of the worldwide economic recession, which our customers responded to by significantly decreasing their inventory levels as end customer demand dropped sharply.
The year-over-year decrease in revenue also resulted from:
•	Lower sales of our Integrated Circuits (“ICs”) into the advanced television market, as we continue to move away from the commoditized system-on-chip (“SoC”) segment of the market with our new line of Motion Estimation Motion Compensation (“MEMC”) co-processor ICs, which improve the performance and viewing experience of large advanced LCD panels by reducing motion blur and judder;

•	Lower sales of legacy products that we acquired in conjunction with the Equator acquisition; and
•	Decreased sales to one of our top-five end customers.
These decreases were partially offset by an increase in sales of our MEMC co-processor ICs and sales of our next generation projector image processor, which together comprised 21% of total revenue in the first quarter of 2009, up from zero percent in the first quarter of 2008.
Current economic and market volatility impedes our ability to determine if, and to what extent, the current trends will continue throughout 2009 and beyond.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended March 31,
		% of		% of
	2009	revenue	2008	revenue
Direct product costs and related overhead [1]	$6,045	56%	$10,902	45%
Amortization of acquired intangible assets	617	6	705	3
Provision (benefit) for obsolete inventory, net of usage	(160)	(1)	680	3
Additional amortization of non-cancelable prepaid royalty	68	1	—	—
Restructuring	47	0	—	—
Stock-based compensation	7	0	18	0

Total cost of revenue	$6,624	61%	$12,305	51%

Gross profit	$4,156	39%	$11,671	49%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.
Cost of revenue increased to 61% of total revenue in the first quarter of 2009, up from 51% of total revenue in the first quarter of 2008. The increase resulted primarily from a change in the mix of products sold and the impact of lower overhead cost absorption due to decreased revenue. We expect that any future increases in sales of our MEMC products and next generation projector processors will decrease our gross margin as a percentage of sales, however these increases may be partially offset by production efficiencies as we improve our manufacturing processes. The net benefit for obsolete inventory in the first quarter of 2009 is due to sales of previously reserved inventory in excess of new provisions for obsolete inventory, and is attributable to our increased focus on inventory management.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses. Research and development expense was as follows (dollars in thousands):

	Three months ended
	March 31,		2009 v 2008
	2009	2008	$ change	% change
Research and development	$4,776	$6,722	$(1,946)	(29)%
Research and development expense decreased $1.9 million, or 29%, from the first quarter of 2008 to the first quarter of 2009. This decrease is directly attributable to the restructuring efforts that we initiated in November of 2006 and continued to implement throughout 2007 and 2008. These efforts resulted in the following reductions in research and development expenses:
•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $867,000. This decrease is primarily due to reduced levels of engineering software tools due to reductions in research and development personnel and changes in product development strategy.
•	Compensation expense decreased $432,000. At March 31, 2009, we had 128 research and development employees compared to 142 at March 31, 2008.
•	Stock-based compensation expense decreased $331,000 due to personnel reductions and reduced valuation of our stock options.
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

	Three months ended
	March 31,		2009 v 2008
	2009	2008	$ change	% change
Selling, general and administrative	$3,873	$4,686	$(813)	(17)%
Selling, general and administrative expense decreased $813,000, or 17%, from the first quarter of 2008 to the first quarter of 2009. This decrease is directly attributable to the restructuring efforts that we initiated in November of 2006 and implemented throughout 2007 and 2008. These efforts resulted in the following reductions in selling, general and administrative expenses:
•	Compensation expense decreased $190,000. As of March 31, 2009, we had 64 employees in selling, general and administrative functions, compared to 66 as of March 31, 2008.
•	Sales commissions decreased $174,000 primarily due to lower sales volume.
•	Professional fees, including accounting and legal decreased $174,000.
•	Stock-based compensation expense decreased $173,000 due to personnel reductions and reduced valuation of our stock options.

Restructuring
We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended
	March 31,
	2009	2008
Consolidation of leased space [1]	$7	$541
Termination and retention benefits [2]	77	467
Total restructuring expenses	$84	$1,008

Included in cost of revenue	$47	$—
Included in operating expenses	37	1,008

[1]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

[2]	Termination and retention benefits related to our restructuring plans included severance and retention payments for terminated employees and retention payments for certain continuing employees.
In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic crisis. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices and was substantially completed during the current quarter. Although additional restructuring actions under the 2008 plan are being evaluated, uncertainty regarding the outlook for the remainder of 2009 and beyond impedes our ability to forecast the scope and impact of any potential actions. All restructuring expenses recorded in the first quarter of 2009 were attributable to the December 2008 plan.
In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we closed our offices in Toronto, Beijing and Shenzhen. Additionally, we eliminated all operations and research and development activities at our Tualatin location and transferred them to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring we also narrowed and redefined our product development strategy which resulted in the write-off of IP assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed in the fourth quarter of 2008. All restructuring expenses recorded in the first quarter of 2008 were attributable to the November 2006 plan.
The expected benefits from these restructuring plans are fully reflected in our business outlook for the second quarter of 2009, which is presented below.
Interest and other income, net
Interest and other income, net consisted of the following (in thousands):

	Three months ended
	March 31,
	2009	2008	$ change
Gain on repurchase of long-term debt, net [1]	$9,024	$11,557	$(2,533)
Interest expense [2]	(251)	(573)	322
Interest income [3]	98	983	(885)
Amortization of debt issuance costs [4]	(61)	(146)	85
Other-than-temporary impairment of marketable security, net [5]	—	(6,490)	6,490

Total interest and other income, net	$8,810	$5,331	$3,479

[1]	In February 2008, we repurchased and retired $50.2 million of our 1.75% convertible subordinated debentures for $37.9 million in cash, including legal and other professional fees of $755,000. We recognized a gain on this repurchase of $11.6 million, net of a write-off of debt issuance costs of $752,000. In February 2009, we repurchased and retired $27.1 million of our outstanding debt for $17.8 million in cash. We recognized a net gain on the repurchase of $9.0 million, which includes a $9.3 million discount, offset by a write-off of debt issuance costs of $288,000 and other fees of $34,000.

[2]	Interest expense primarily relates to interest payable on our long-term debt. The decrease in the first quarter of 2009 is primarily due to the reduced outstanding principal balance which resulted from our February 2008, August 2008 and February 2009 repurchases of long-term debt.

[3]	Interest income is earned on cash equivalents and short- and long-term marketable securities. The decrease in the first quarter of 2009 is primarily due to lower balances of marketable securities which resulted from our repurchases of long-term debt as well as decreased yields.

[4]	The fees associated with the 2004 issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The decrease in the first quarter of 2009 is due to the write-offs of fees associated with the portions of our long-term debt repurchased in February 2008, August 2008 and February 2009. The remaining amortization period is approximately two years as of March 31, 2009.

[5]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on an investment in a publicly-traded equity security, due to the duration of time that the investment had been below cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors.
Benefit for income taxes
The benefit for income taxes recorded for the first quarter of 2009 was primarily due to a benefit of $1.8 million for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first quarter of 2008 was primarily due to a benefit of $1.0 million for refundable research and experimentation credits, a benefit of $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446,000 which resulted from an increase in the tax rate of a single foreign jurisdiction. These benefits were partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

Business Outlook
On April 23, 2009, we provided an outlook for the second quarter of 2009 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:
We expect to record net loss per share in the second quarter of 2009 of $(0.23) to $(0.41), based on the following estimates:
•	Second quarter revenue of $13.0 million to $15.0 million.

•	Gross profit margin of approximately 38% to 42%.

•	Operating expenses of $9.0 million to $10.0 million.
Liquidity and Capital Resources
Cash and short- and long-term marketable securities
Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008	$ change	% change
Cash and cash equivalents	$32,539	$53,149	$(20,610)	(39)%
Short-term marketable securities	5,706	8,058	(2,352)	(29)
Long-term marketable securities	1,920	2,110	(190)	(9)

Total cash and marketable securities	$40,165	$63,317	$(23,152)	(37)%

Total cash and marketable securities decreased 37% from December 31, 2008 to March 31, 2009. The net decrease in the first quarter of 2009 resulted primarily from $17.8 million used for the repurchase of long-term debt, $4.3 million used by operating activities, $523,000 in payments on property and equipment and other asset financing, $167,000 for the repurchase of our common stock and $154,000 for purchases of property and equipment and other long-term assets.
At March 31, 2009, cash equivalents and short-term marketable securities included $26.5 million in money market funds and certificates of deposit, $5.2 million in commercial paper, $3.5 million in U.S. government agencies debt securities, and $1.0 million in corporate debt securities. At March 31, 2009, we also held a $1.9 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.
Despite the difficult credit environment, the quality of our short-term investment portfolio remains high. Our investment policy requires that at least 25% of our portfolio matures within 90 days. Additionally, no maturities can extend beyond one year and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.
The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of March 31, 2009, we had a total unrealized gain of $77,000 on these investments.
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
We anticipate that our existing cash and investment balances will be adequate to fund our operating and investing needs for the next twelve months. From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. We may also repurchase additional amounts of our long-term debt and common stock. Any further transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.
Accounts receivable, net
Accounts receivable, net decreased to $4.5 million at March 31, 2009 from $6.1 million at December 31, 2008. The average number of days sales outstanding increased to 37 days at March 31, 2009 from 29 days at December 31, 2008. The increase in days sales outstanding was primarily due to the timing of sales within the first quarter of 2009.
Inventories, net
Inventories, net decreased to $4.2 million at March 31, 2009 from $5.0 million at December 31, 2008 as the result of decreased sales during the quarter. Inventory turnover on an annualized basis decreased to 5.1 at March 31, 2009 from 7.0 at December 31, 2008. The decrease in inventory turnover was due to reduced revenue during the first quarter of 2009.
Capital resources
In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10.0 million of the debentures. In February 2008, we repurchased and retired $50.2 million principal amount of the debentures for $37.9 million in cash. In August 2008, we repurchased and retired $29.1 million of the debentures for $20.6 million in cash. In February 2009, we repurchased and retired $27.1 million of the debentures for $17.8 million in cash, reducing the balance of our outstanding debentures to $33.5 million.
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
In September 2007, the Board of Directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at our discretion, subject to market conditions and other factors. We repurchased 228,600 shares for $167,000 between January 1, 2009 and March 31, 2009. During 2008, we repurchased 1,625,737 shares for $2.6 million. As of March 31, 2009, $2.9 million remained available for repurchase under the plan. The above numbers reflect the June 4, 2008 one-for-three reverse stock split of our common stock.
Contractual Payment Obligations
Our contractual obligations for 2009 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009. Our obligations for 2009 and beyond have not changed materially as of March 31, 2009, except for the reduction to the principal amount of long-term debt that we expect the holders of the outstanding debentures to require us to purchase in 2011, as presented above in “Liquidity and Capital Resources.”
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
Applying a hypothetical 1% decrease in interest rates to the average balances of our interest bearing cash and investment accounts would not have a significant impact on our results of operations for the first quarter of 2009 or on our financial position as of March 31, 2009. As of March 31, 2009 a significant majority of our cash and investments are held as cash or cash equivalents with yields approaching zero and our interest income is relatively insensitive to future decreases in interest rates.
As of March 31, 2009, we had convertible subordinated debentures of $33.5 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
Macroeconomic Risks
The current global recession and volatility in global credit and financial markets could materially and adversely affect our business and results of operations.
Financial, commercial and consumer markets have experienced extreme disruption in recent months and there can be no assurance that there will not be further deterioration of these markets. While we do not currently require access to credit markets to finance our operations, these economic developments have affected, and are likely to continue to affect, our business in a number of ways. For instance, the economic crisis has decreased, and may continue to decrease, market acceptance of, and reduce the demand for, our products and the success of our product strategy. We face an increased risk that our customers will be unable to continue their operations and it may become more difficult to collect payments from them on a timely basis, or at all. In addition, the current tightening of credit in financial markets may also adversely affect the ability of our customers to obtain financing for significant purchases and operations. This has resulted, and is likely to continue to result, in a decrease or cancellation of orders for our products.
As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income, have, and could continue to be adversely affected until such expenses are reduced to an appropriate level. Additionally, if we are unable to reduce our costs to respond to future decreases in revenue, we may utilize more of our cash resources than we planned. Any future actions that we take to limit our usage of cash may also reduce our ability to execute on our plans and strategies. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Company Specific Risks
Our product strategy, which is targeted at markets demanding superior video and image quality, may not lead to increased revenue or gross profit in a timely manner or at all, which could materially adversely affect our results of operations.
We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we are shifting away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated circuits (“ICs”), to an approach designed to improve video performance of our customers’ image processors through the use of our new line of Motion Estimation Motion Compensation (“MEMC”) co-processor ICs. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the advanced television market. Additionally, we are focusing certain of our research and development efforts on new areas beyond our traditional applications, which may not result in increased revenue or gross profit.
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
As of March 31, 2009, $33.5 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. Although the remaining debt obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the outstanding debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures into common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to exercise a put option, requiring us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Additionally, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and make us more vulnerable to industry downturns and competitive pressures.
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
Additionally, one of the covenants of the indenture governing the debentures could possibly be interpreted such that if we are late with any of our required filings under the Securities Exchange Act of 1934, as amended (“1934 Act”), and if we fail to affect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, we have fewer employees to perform day-to-day controls, processes and activities and additionally, certain functions have been transferred to new employees who are not as familiar with our procedures. These changes increase the risk that we will be unable to make timely filings in accordance with the 1934 Act. Any resulting default under our debentures would have a material adverse effect on our cash position and operating results.
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
On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to attempt to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock increased to over $2.00 per share immediately following the reverse split, the price has since closed below $1.00 per share and we cannot guarantee that it will recover to $1.00 per share. If the price does not recover to $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. Although NASDAQ has implemented a temporary suspension of the $1.00 minimum bid price requirement, this requirement is scheduled for reinstatement on July 19, 2009.
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
In 2006, we initiated restructuring plans, which we implemented throughout 2007 and 2008, aimed at returning the Company to profitability. In December 2008, we initiated an additional restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic recession. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices. Although this plan was substantially completed during the first quarter of 2009, we will continue to monitor and evaluate the need for additional related restructuring actions in light of global economic uncertainty and its potential impact on our continuing business.
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
A significant amount of our revenue comes from a limited number of customers and distributors. Any decrease in revenue from, or loss, of any of the customers or distributors could significantly reduce our revenue.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 48%, 53% and 57% of revenue for the three month period ended March 31, 2009 and years ended December 31, 2008 and 2007, respectively. Sales to Tokyo Electron Device, or TED, our Japanese distributor, represented 28%, 32% and 33% of revenue for the three month period ended March 31, 2009 and years ended December 31, 2008 and 2007 respectively. Revenue attributable to our top five end customers represented 49%, 55% and 47% of revenue for the three month period ended March 31, 2009 and years ended December 31, 2008 and 2007, respectively. Sales to Seiko Epson Corporation, our top end customer, represented 14%, 24% and 21% of revenue for the three month period ended March 31, 2009 and years ended December 31, 2008 and 2007 respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of March 31, 2009 and December 31, 2008 we had four and three customers, respectively, that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time but we must order wafer inventory from our subcontract manufacturers three to four months in advance. This process requires us to make numerous assumptions concerning demand, each of which may introduce error into our estimates of inventory requirements and the current financial crisis and economic downturn has made it more difficult for us and our customers to accurately forecast demand. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2008, 2007 and 2006. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales, our revenue could decrease.

Sales outside the U.S. accounted for approximately 94% of revenue for the first quarter of 2009, and 95% and 96% of revenue for the years ended December 31, 2008 and 2007, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
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
A substantial portion of our products are manufactured by foundries located in the PRC. In addition, a significant percentage of our employees are located in this area. Disruptions from natural disasters, health epidemics (including new outbreaks of SARS or bird flu) and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot be assured that the PRC’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
Our operation of any acquired business would also involve numerous risks, including, but not limited to:
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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including new

Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. While we invest significant time and money in our effort to evaluate and test our internal control over financial reporting, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.
Company Risks Related to the Semiconductor Industry and Our Markets
Intense competition in our markets may reduce sales of our products, reduce our market share, decrease our gross profit and result in large losses.
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
Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. We cannot assure you that we can compete successfully against current or potential competitors.

We may not be able to respond to the rapid technological changes in the markets in which we compete, or seek to compete, or we may not be able to comply with industry standards in the future, making our products less desirable or obsolete.
The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the growing use of broadband to deliver video content, the transition from 720 High Definition to 1080p Full High Definition resolution video, faster screen refresh rates, the proliferation of new display devices and the drive to network display devices together. Our failure to adequately respond to such technological changes could render our products obsolete and significantly decrease our revenue.
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
In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia and North America. The current global economic crisis has caused a slowdown in the demand for our products and other semiconductor products in general, and such slowdown may continue for an extended period of time. The cyclical nature of the semiconductor industry has also led to significant variances in product demand and production capacity. We have experienced, and may continue to experience, periodic fluctuations in our future financial results because of changes in industry-wide conditions.

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
Average selling prices for our products decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. Our operating results are negatively affected when revenue or gross profit declines. We have experienced declines in our average selling prices and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. The current crisis in global credit and financial markets may result in more rapid declines in average selling prices as our competitors reduce their prices in attempts to gain market share or as our potential customers have less cash available for purchases and operations and, in some instances, exit the market. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products in a timely basis with higher selling prices or gross profits.
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
We have experienced field failures of our semiconductors in certain customer system applications that required us to institute additional testing. As a result of these field failures, we incurred warranty costs due to customers returning potentially affected products. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipments of defective products could cause us to lose customers or to incur significant replacement costs, either of which would harm our business.
We use a customer owned tooling process for manufacturing most of our products which exposes us to the possibility of poor yields and unacceptably high product costs.
We are building most of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, where we directly contract the manufacture of wafers and assume the responsibility for the assembly and testing of our products. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products less competitive if we increase our prices to compensate for our higher costs, or could result in lower gross profit margins if we do not increase our prices.
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
We are subject to numerous environmental laws and regulations. Compliance with current or future environmental laws and regulations could require us to incur substantial expenses which could harm our business, financial condition and results of operations. We have worked, and will continue to work, with our suppliers and customers to ensure that our products are compliant with enacted laws and regulations. Failure by us or our contract manufacturers to comply with such legislation could result in customers refusing to purchase our products and could subject us to significant monetary penalties in connection with a violation, either of which would have a material adverse effect on our business, financial condition and results of operations. Current environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operations. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of our inability to obtain permits, human error, equipment failure or other causes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information about shares repurchased during the first quarter of 2009 under the share repurchase program initiated in September 2007 and reflects the one-for-three reverse split of our common stock effected on June 4, 2008 (in thousands except share and per share data).

				Approximate
			Total number	dollar value of
			of shares	shares that
			purchased as	may yet be
			part of publicly	purchased
	Total number		announced	under the
	of shares	Average price	plans or	plans or
Period	purchased(1)	paid per share	programs	programs
January 1, 2009 – January 31, 2009	163,000	$0.76	163,000	$2,981
February 1, 2009 – February 28, 2009	65,600	0.67	65,600	2,937
March 1, 2009 – March 31, 2009	—	—	—	2,937

Total	228,600	$0.73	228,600

(1)	All purchases made on the open market pursuant to the share repurchase program announced in September 2007, under which the board of directors authorized the repurchase of up to $10.0 million of our common stock over the next twelve months. In August 2008, the Board of Directors approved an extension to the program for an additional twelve months, through September 2009. The program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at our discretion. Share repurchases under the program may be made through open market or privately negotiated transactions at our discretion, subject to market conditions and other factors.
Item 6. Exhibits.
10.1	Separation Agreement dated and effective February 11, 2009, by and between Anthony Simon and Pixelworks, Inc. +

10.2	Summary of Pixelworks Non-Employee Director Compensation. +

10.3	Pixelworks, Inc. 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards. +

10.4	Pixelworks, Inc. 2006 Stock Incentive Plan, Terms and Conditions of Option Grants. +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.
Dated: May 7, 2009	/s/ Steven L. Moore
Steven L. Moore
Vice President, Chief Financial Officer, Secretary and Treasurer