Form 10-Q
period 2009-06-30
PIXELWORKS, INC
filed 2009-08-06
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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
Yes ☐       No ☑
Number of shares of Common Stock outstanding as of July 31, 2009: 13,396,859

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$18,795	$53,149
Short-term marketable securities	6,848	8,058
Accounts receivable, net	5,146	6,149
Inventories, net	3,720	4,981
Prepaid expenses and other current assets	3,230	3,381

Total current assets	37,739	75,718

Long-term marketable securities	2,550	2,110
Property and equipment, net	5,070	5,187
Other assets, net	5,030	5,331
Acquired intangible assets, net	2,196	3,386

Total assets	$52,585	$91,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,489	$4,215
Accrued liabilities and current portion of long-term liabilities	7,458	9,419
Current portion of income taxes payable	216	137

Total current liabilities	12,163	13,771

Long-term liabilities, net of current portion	1,993	2,035
Income taxes payable, net of current portion	9,040	10,581
Long-term debt	15,779	60,634

Total liabilities	38,975	87,021

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock	334,404	333,974
Accumulated other comprehensive income	408	55
Accumulated deficit	(321,202)	(329,318)

Total shareholders’ equity	13,610	4,711

Total liabilities and shareholders’ equity	$52,585	$91,732

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue, net	$14,213	$20,793	$24,993	$44,769
Cost of revenue (1)	7,440	10,295	14,064	22,600

Gross profit	6,773	10,498	10,929	22,169

Operating expenses:
Research and development (2)	4,532	7,193	9,308	13,915
Selling, general and administrative (3)	3,340	4,491	7,213	9,177
Restructuring	64	(158)	101	850
Amortization of acquired intangible assets	—	74	—	164

Total operating expenses	7,936	11,600	16,622	24,106

Loss from operations	(1,163)	(1,102)	(5,693)	(1,937)

Gain on repurchase of long-term debt, net	3,836	—	12,860	11,557
Interest expense	(145)	(419)	(396)	(992)
Interest income	75	553	173	1,536
Amortization of debt issuance costs	(26)	(125)	(87)	(271)
Other income	—	218	—	218
Other-than-temporary impairment of a marketable security	—	—	—	(6,490)

Interest and other income, net	3,740	227	12,550	5,558

Income (loss) before income taxes	2,577	(875)	6,857	3,621

Provision (benefit) for income taxes	358	375	(1,259)	(1,262)

Net income (loss)	$2,219	$(1,250)	$8,116	$4,883

Net income (loss) per share — basic	$0.17	$(0.09)	$0.61	$0.33

Net income (loss) per share — diluted	$0.16	$(0.09)	$0.61	$0.33

Weighted average shares outstanding:
Basic	13,291	14,577	13,321	14,753

Diluted	13,475	14,577	13,344	14,766

(1) Includes:
Amortization of acquired developed technology	$573	$705	$1,190	$1,410
Additional amortization of non-cancelable prepaid royalty	50	—	118	—
Restructuring	(4)	—	43	—
Stock-based compensation	3	20	10	38
(2) Includes stock-based compensation	108	449	226	898
(3) Includes stock-based compensation	105	313	357	738
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$8,116	$4,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(12,860)	(11,557)
Other-than-temporary impairment of a marketable security	—	6,490
Depreciation and amortization	2,299	3,375
Amortization of acquired intangible assets	1,190	1,574
Stock-based compensation	593	1,674
Deferred income tax benefit	(207)	(473)
Amortization of debt issuance costs	87	271
Amortization (accretion) on short- and long-term marketable securities	16	(295)
Loss on asset disposals	6	80
Other	24	27
Changes in operating assets and liabilities:
Accounts receivable, net	1,003	(515)
Inventories, net	1,261	4,994
Prepaid expenses and other current and long-term assets, net	207	(535)
Accounts payable	274	(334)
Accrued current and long-term liabilities	(3,147)	(1,667)
Income taxes payable	(1,462)	(62)

Net cash provided by (used in) operating activities	(2,600)	7,930

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,100	36,814
Purchases of marketable securities	(2,993)	(16,659)
Purchases of property and equipment	(412)	(1,245)
Purchases of other assets	(27)	—
Proceeds from sales of property and equipment	—	20

Net cash provided by investing activities	668	18,930

Cash flows from financing activities:
Repurchase of long-term debt	(31,532)	(37,939)
Payments on asset financings	(727)	(2,764)
Repurchase of common stock	(167)	(1,371)
Proceeds from issuances of common stock	4	36

Net cash used in financing activities	(32,422)	(42,038)

Net change in cash and cash equivalents	(34,354)	(15,178)
Cash and cash equivalents, beginning of period	53,149	74,572

Cash and cash equivalents, end of period	$18,795	$59,394

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
The financial information included herein for the three and six month periods ended June 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2008 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 16, 2009, and should be read in conjunction with such consolidated financial statements.
We have evaluated subsequent events through August 6, 2009, the date of issuance of the condensed consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2009.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This pronouncement provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurement” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We do not currently have any financial assets in non-active markets. The adoption of this FSP during the current quarter did not have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this FSP during the current quarter did not have a material impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP requires the recognition of an other-than-temporary impairment if we intend to sell an impaired debt security and it is more likely than not that the security will be sold before it recovers its cost basis. This FSP also requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this FSP during the current quarter did not have a material impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with US GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on our consolidated financial position or results of operations.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventories, property and equipment, intangible assets, impairment of long-lived assets, valuation of short- and long-term marketable securities, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.
As of June 30, 2009, we elected to use the “simplified method” to estimate the expected term used in the valuation of stock options granted after the May 19, 2009 amendment of the 2006 Incentive Stock Plan, which shortened the contractual life of newly issued stock options from ten to six years. The simplified method was used in accordance with Staff Accounting Bulletin (“SAB”) 107, Share Based Payment and SAB 110, Certain Assumptions Used in Valuation Methods—Expected Term, as we do not have sufficient historical share option exercise experience for options granted with a six year contractual life. We will continue to use the simplified method until we have sufficient historical share option exercise experience to develop a more refined estimate of expected term.

Reclassifications
Certain reclassifications have been made to the 2008 condensed consolidated financial statements to conform with the 2009 presentation, including the reclassification of payments on asset financing to financing activities in the consolidated statements of cash flow. Similar amounts will be reclassified in future filings for prior periods.
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities – See Note 3
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

	June 30,	December 31,
	2009	2008
Accounts receivable, gross	$5,688	$6,691
Less: allowance for doubtful accounts	(542)	(542)

Accounts receivable, net	$5,146	$6,149

Our allowance for doubtful accounts had no provisions, recoveries or other activity during the first half of 2009 and 2008.
Inventories, Net
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.
Inventories, net consist of the following:

	June 30,	December 31,
	2009	2008
Finished goods	$3,325	$4,617
Work-in-process	3,845	5,358

	7,170	9,975
Less: reserve for slow-moving and obsolete items	(3,450)	(4,994)

Inventory, net	$3,720	$4,981

The following is the change in our reserve for slow-moving and obsolete items:

	Six Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$4,994	$5,950

New provision	223	1,315
Sales of previously reserved inventory	(510)	(655)

Net provision (benefit) for obsolete inventory	(287)	660

Final scrap of previously reserved inventory	(1,257)	(1,084)

Balance at end of period	$3,450	$5,526

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at June 30, 2009. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.
Property and Equipment, Net
Property and equipment consists of the following:

	June 30,	December 31,
	2009	2008
Gross carrying amount	$16,815	$20,227
Less: accumulated depreciation and amortization	(11,745)	(15,040)

Property and equipment, net	$5,070	$5,187

Acquired Intangible Assets, Net
Acquired intangible assets consist of the following developed technology:

	June 30,	December 31,
	2009	2008
Gross carrying amount	$19,170	$19,170
Less: accumulated amortization	(16,974)	(15,784)

Acquired intangible assets, net	$2,196	$3,386

Estimated future amortization of acquired intangible assets is $1,146 for the six months ending December 31, 2009 and $1,050 for the year ending December 31, 2010.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30,	December 31,
	2009	2008
Current portion of accrued liabilities for asset financings	$2,155	$1,116
Accrued payroll and related liabilities	2,010	3,749
Accrued commissions and royalties	661	728
Reserve for warranty returns	468	593
Accrued interest payable	194	236
Accrued costs related to restructuring	167	940
Reserve for sales returns and allowances	100	100
Other	1,703	1,957

	$7,458	$9,419

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Six Months Ended
	June 30,
	2009	2008
Reserve for warranty returns:
Balance at beginning of period	$593	$932
Provision (benefit)	271	(54)
Charge offs	(396)	(152)

Balance at end of period	$468	$726

Reserve for sales returns and allowances:
Balance at beginning of period	$100	$175
Provision	44	14
Charge offs	(44)	(14)

Balance at end of period	$100	$175

Long-Term Liabilities, Net of Current Portion
Long-term liabilities, net of current portion, consist of the following:

	June 30,	December 31,
	2009	2008
Accrued liabilities for asset financings	$1,011	$699
Deferred rent	556	617
Accrued costs related to restructuring	181	262
Payroll and related liabilities	179	182
Other	66	275

	$1,993	$2,035

Long-Term Debt
In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In February 2006, we repurchased and retired $10,000 of the debentures. In February 2008, we repurchased and retired $50,248 of the debentures for $37,939 in cash. We recognized a net gain of $11,557 on the repurchase, which included a $13,064 discount, offset by legal and professional fees of $755 and a write-off of debt issuance costs of $752. In August 2008, we repurchased and retired $29,118 of the debentures for $20,615 in cash. We recognized a net gain of $8,113 on the repurchase, which included an $8,503 discount, offset by a write-off of debt issuance costs of $390. In February 2009, we repurchased and retired $27,090 of the debentures for $17,778 in cash. We recognized a net gain on the repurchase of $9,024, which included a $9,346 discount, offset by a write-off of debt issuance costs of $288 and other fees of $34. In May 2009, we repurchased and retired $17,765 of the debentures for $13,754 in cash. We recognized a net gain of $3,836 on the repurchase, which included a $4,011 discount, offset by a write-off of debt issuance costs of $175. Gains on the repurchase of our long-term debt are included in other income in our statement of operations. As of June 30, 2009, $15,779 of the debentures are outstanding.
The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they can not be settled in cash or other assets.
We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $15,779 debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.
Shareholders’ Equity
The Board of Directors has authorized the repurchase of up to $10,000 of the Company’s common stock under a share repurchase program that extends through September 2009. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. We repurchased 228,600 shares for $167 in the first quarter of 2009 and no shares during the second quarter of 2009. As of June 30, 2009, $2,937 remained available for repurchase under the plan.
NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
At June 30, 2009 and December 31, 2008, all of our marketable securities are classified as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and consist of the following:

		Unrealized	Fair
	Cost	Gain	Value
Short-term marketable securities:
As of June 30, 2009:
US government agencies debt securities	$3,460	$34	$3,494
Commercial paper	2,398	—	2,398
Corporate debt securities	952	4	956

	$6,810	$38	$6,848

As of December 31, 2008:
US government agencies debt securities	$3,487	$105	$3,592
Commercial paper	3,486	2	3,488
Corporate debt securities	960	18	978

	$7,933	$125	$8,058

		Unrealized	Fair
	Cost	Gain	Value
Long-term marketable securities:
As of June 30, 2009:
Equity security	$2,110	$440	$2,550

As of December 31, 2008:
Equity security	$2,110	$—	$2,110
Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the condensed consolidated balance sheets.
On March 31, 2008 we analyzed our long-term equity security for other-than-temporary impairment in accordance with FSP 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. After reviewing the investment’s rapid decline in value from December 31, 2007 to March 31, 2008, the extended duration of time which the fair value of the investment had been below our cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors, we determined that we would not recover the cost basis of the investment. Accordingly, we recognized an other-than-temporary impairment loss of $6,490 in the first quarter of 2008, which decreased our cost basis from $10,000 to $3,510. As of December 31, 2008 the value of this investment had decreased to $2,110. Based on the same factors considered in our March 31, 2008 analysis, we determined that we would not recover the $3,510 cost basis of the investment and recorded a second other-than-temporary impairment loss of $1,400 in the fourth quarter of 2008. Both other-than-temporary impairments were recorded in our statement of operations.
Fair Value Measurements
SFAS 157 defines fair value and describes three levels of inputs that may be used to measure fair value:

Level 1:	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The table below presents information about the financial assets that we measure at fair value in our consolidated balance sheet at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$17,862	$—	$—	$17,862
Short-term marketable securities	—	6,848	—	6,848
Long-term marketable securities	2,550	—	—	2,550

Total	$20,412	$6,848	$—	$27,260

Level 1 financial assets include money market funds and a long-term equity security. Level two financial assets include commercial paper, corporate debt securities and U.S. government agencies debt securities.
As of June 30, 2009, the fair value of our long-term debt is $12,327, based on the most recent sale of our debt in May 2009. The carrying value of our long-term debt at June 30, 2009 is $15,779.
NOTE 4: RESTRUCTURING PLANS
In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic crisis. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices and was completed during the current quarter.
In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we closed our offices in Toronto, Beijing and Shenzhen. Additionally, we eliminated all operations and research and development activities at our Oregon location and transferred them to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed in the fourth quarter of 2008.

Total restructuring expenses related to these plans were as follows:

		Cumulative
	Six Months	Amount
	Ended	Incurred To
	June 30,	June 30,
	2009	2009
Cost of revenue — restructuring:
Termination and retention benefits	$43	$353
Net write-off of assets and reversal of related liabilities	—	2,072

	43	2,425

Operating expenses — restructuring:
Termination and retention benefits	75	7,780
Consolidation of leased space	26	2,058
Net write-off of assets and reversal of related liabilities	—	13,224
Contract termination fee	—	1,693
Payments, non-cancelable contract	—	827
Other	—	88

	101	25,670

Total restructuring expense	$144	$28,095

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a summary of the change in accrued liabilities related to our restructuring plans:

	December 31,			June 30,
	2008	Expensed	Payments	2009
Termination and retention benefits	$737	$118	$(827)	$28
Lease termination costs	465	26	(171)	320

Total	$1,202	$144	$(998)	$348

The remaining liability for lease termination costs was accrued under the November 2006 plan and will be paid in cash over the remaining lease terms. Lease termination costs recorded in the first half of 2009 were due to adjustments of accruals previously made under the November 2006 Plan.
NOTE 5: INCOME TAXES
The provision for income taxes recorded for the second quarter of 2009 and 2008 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first half of 2009 was primarily due to a benefit of $1,815 recorded in the first quarter of 2009 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first half of 2008 was primarily due to benefits recorded in the first quarter of 2008 of $1,000 for refundable research and experimentation credits, $559 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446 which resulted from an increase in the tax rate of a single foreign jurisdiction. These benefits were partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.
As of June 30, 2009, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.
As of June 30, 2009 and December 31, 2008, the amount of our uncertain tax positions was a liability of $9,040 and $10,581, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for uncertain tax positions of approximately $5,283 within the next twelve months due to the expiration of statutes of limitations in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.
NOTE 6: COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$2,219	$(1,250)	$8,116	$4,883
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income	—	—	—	4,810
Unrealized gain (loss) on available-for-sale investments	591	(729)	353	(547)

Total comprehensive income (loss)	$2,810	$(1,979)	$8,469	$9,146

NOTE 7: EARNINGS PER SHARE
We calculate earnings per share in accordance with SFAS 128, Earnings per Share. Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding and reflect our June 4, 2008 one-for three reverse stock split in all periods presented.
Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our debentures, using the if-converted method, when such conversion would be dilutive.

The following schedule reconciles the computation of basic net income per share and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$2,219	$(1,250)	$8,116	$4,883

Basic weighted average shares outstanding	13,291	14,577	13,321	14,753
Dilutive effect of stock options and awards	184	—	23	13

Diluted weighted average shares outstanding	13,475	14,577	13,344	14,766

Net income (loss) per common share — basic	$0.17	$(0.09)	$0.61	$0.33

Net income (loss) per common share — diluted	$0.16	$(0.09)	$0.61	$0.33

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	1,541	1,816	2,179	1,716
Conversion of debentures	331	1,228	499	1,467
NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2009	2008
Cash paid during the period for:
Interest	$438	$1,121
Income taxes	191	238

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,078	$1,056
NOTE 9: SEGMENT INFORMATION
In accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, we have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Japan	$8,107	$12,241	$12,654	$26,246
Taiwan	3,517	2,171	5,563	4,064
Korea	675	2,006	1,764	3,609
China	572	390	876	1,110
Europe	535	1,965	1,635	4,342
U.S.	359	887	1,004	1,855
Other	448	1,133	1,497	3,543

	$14,213	$20,793	$24,993	$44,769

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Distributors:
All distributors	51%	47%	50%	50%
Distributor A	38%	29%	34%	29%

End Customers: (1)
Top five end customers	62%	54%	53%	55%
End customer A	19%	26%	16%	27%
End customer B	12%	0%	12%	0%
End customer C	12%	9%	11%	9%
End customer D	11%	6%	8%	7%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives.
The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	June 30,	December 31,
	2009	2008
Account A	28%	32%
Account B	23%	20%
Account C	16%	0%
Account D	0%	15%

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
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with FASB Summary of Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.34. The indemnification is limited to the amount paid by the customer. As of June 30, 2009, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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
Economic conditions in the United States and in foreign markets in which we operate substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp downturn. Global credit and capital markets have experienced unprecedented volatility and disruption and business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. Consumer confidence and spending are down significantly and we expect weaker demand from our customers to persist throughout 2009. Although we have taken steps to reduce our costs in response to these changes, including the restructuring efforts described below and temporary salary reductions for all employees, these economic conditions have, and are expected to continue to, adversely impact our business, results of operations and financial position and we are unable to forecast when or if these conditions will improve.
Results of Operations
Revenue, net
Revenue, net was as follows (dollars in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2009	2008	% change	2009	2008	% change
Revenue, net	$14,213	$20,793	(32)%	$24,993	$44,769	(44)%
Net revenue decreased $6.6 million, or 32%, from the second quarter of 2008 to the second quarter of 2009. The decrease was attributable to a 37% decrease in units sold, partially offset by a 9% increase in average selling price. Net revenue decreased $19.8 million, or 44%, from the first half of 2008 to the first half of 2009. The decrease was attributable to a 48% decrease in units sold, partially offset by a 12% increase in average selling price.
The decrease in revenue during the 2009 periods resulted primarily from weakened demand for our products which we believe to be the result of the worldwide economic recession, which our customers responded to by significantly decreasing their inventory levels as end customer demand dropped sharply. Although we experienced some recovery in revenue levels in the second quarter of 2009 as compared to the first quarter of 2009, primarily due to increased sales of our projector image processors to our Japanese customers, current economic and market volatility impedes our ability to determine if, and to what extent, the current trends will continue throughout 2009 and beyond.
Decreased revenue in the 2009 periods also resulted from:
•	Lower sales of our integrated circuits (“ICs”) into the advanced television market, as we continue to move away from the commoditized system-on-chip (“SoC”) segment of the market with our Motion Estimation Motion Compensation (“MEMC”) co-processor ICs, which improve the performance and viewing experience of large advanced LCD panels by reducing motion blur and judder; and
•	Lower sales of legacy products that we acquired in conjunction with the Equator acquisition.
These decreases were partially offset by an increase in sales of our MEMC co-processor ICs and sales of our next generation projector image processors, which together comprised 20% and 21% of total revenue in the second quarter and first half of 2009, respectively, up from zero percent in the second quarter and first half of 2008.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended June 30,
		% of		% of
	2009	revenue	2008	revenue
Direct product costs and related overhead [1]	$6,945	49%	$9,590	46%
Amortization of acquired intangible assets	573	4	705	3
Net benefit for obsolete inventory	(127)	(1)	(20)	(0)
Other cost of revenue [2]	49	0	20	0

Total cost of revenue	$7,440	52%	$10,295	50%

Gross profit	$6,773	48%	$10,498	50%

	Six months ended June 30,
		% of		% of
	2009	revenue	2008	revenue
Direct product costs and related overhead [1]	$12,990	52%	$20,492	46%
Amortization of acquired intangible assets	1,190	5	1,410	3
Net provision (benefit) for obsolete inventory	(287)	(1)	660	1
Other cost of revenue [2]	171	1	38	0

Total cost of revenue	$14,064	56%	$22,600	50%

Gross profit	$10,929	44%	$22,169	50%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes stock based compensation, restructuring and additional amortization of non-cancelable prepaid royalty.
Cost of revenue increased to 52% of total revenue in the second quarter of 2009, up from 50% of total revenue in the second quarter of 2008. Cost of revenue increased to 56% of total revenue in the first half of 2009, up from 50% of total revenue in the first half of 2008. The increase in the 2009 periods resulted primarily from both an increase in direct product costs due to changes in the mix of products sold and the impact from lower overhead cost absorption due to decreased revenue without corresponding reductions in our fixed costs. We expect that any future increases in sales of our MEMC products and next generation projector processors may decrease our gross margin as a percentage of sales, however these decreases may be partially offset by production efficiencies as we improve our manufacturing processes. The net benefit for obsolete inventory in the second quarter and first half of 2009 is due to sales of previously reserved inventory in excess of new provisions for obsolete inventory, and is attributable to our increased focus on inventory management.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.

Research and development expense for the three month periods ended June 30, 2009 and 2008, was as follows (dollars in thousands):

	Three months ended
	June 30,		2009 v 2008
	2009	2008	$ change	% change
Research and development	$4,532	$7,193	$(2,661)	(37)%
Research and development expense decreased $2.7 million, or 37%, from the second quarter of 2008 to the second quarter of 2009. This decrease is directly attributable to the restructuring efforts that we initiated in November of 2006 and continued to implement throughout 2007 and 2008. These efforts were primarily responsible for the following reductions in research and development expenses:
•	Depreciation and amortization expense and software maintenance expense decreased $950,000. This decrease resulted from reduced levels of engineering software tools due to reductions in research and development personnel and changes in product development strategy.
•	Compensation expense decreased $674,000. At June 30, 2009, we had 129 research and development employees compared to 137 at June 30, 2008.
•	Stock-based compensation expense decreased $341,000 due to personnel reductions and reduced valuation of our stock options.
Research and development expense for the six month periods ended June 30, 2009 and 2008, was as follows (dollars in thousands):

	Six months ended
	June 30,		2009 v 2008
	2009	2008	$ change	% change
Research and development	$9,308	$13,915	$(4,607)	(33)%
Research and development expense decreased $4.6 million, or 33%, from the first half of 2008 to the first half of 2009. This decrease is directly attributable to the restructuring efforts that we initiated in November of 2006 and continued to implement throughout 2007 and 2008. These efforts were primarily responsible for the following reductions in research and development expenses:
•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $1.8 million. This decrease resulted from reduced levels of engineering software tools due to reductions in research and development personnel and changes in product development strategy.
•	Compensation expense decreased $1.1 million. At June 30, 2009, we had 129 research and development employees compared to 137 at June 30, 2008.
•	Stock-based compensation expense decreased $672,000 due to personnel reductions and reduced valuation of our stock options.

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
Selling, general and administrative expense for the three month periods ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended
	June 30,		2009 v 2008
	2009	2008	$ change	% change
Selling, general and administrative	$3,340	$4,491	$(1,151)	(26)%
Selling, general and administrative expense decreased $1.2 million or 26%, from the second quarter of 2008 to the second quarter of 2009. This decrease is directly attributable to the restructuring efforts that we initiated in November of 2006 and implemented throughout 2007 and 2008. These efforts were primarily responsible for the following reductions in selling, general and administrative expenses:
•	Compensation expense decreased $506,000. As of June 30, 2009, we had 62 employees in selling, general and administrative functions, compared to 70 as of June 30, 2008.
•	Stock-based compensation expense decreased $208,000 due to personnel reductions and reduced valuation of our stock options.
•	Sales commissions decreased $155,000 primarily due to lower sales volume and a decrease in the use of third party sales representatives.
Selling, general and administrative expense for the six month periods ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Six months ended
	June 30,		2009 v 2008
	2009	2008	$ change	% change
Selling, general and administrative	$7,213	$9,177	$(1,964)	(21)%
Selling, general and administrative expense decreased $2.0 million, or 21%, from the first half of 2008 to the first half of 2009. This decrease is directly attributable to the restructuring efforts that we initiated in November of 2006 and implemented throughout 2007 and 2008. These efforts were primarily responsible for the following reductions in selling, general and administrative expenses:
•	Compensation expense decreased $697,000. As of June 30, 2009, we had 62 employees in selling, general and administrative functions, compared to 70 as of June 30, 2008.
•	Stock-based compensation expense decreased $381,000 due to personnel reductions and reduced valuation of our stock options.

•	Sales commissions decreased $329,000 primarily due to lower sales volume and a decrease in the use of third party sales representatives.
•	Professional fees, including accounting and legal decreased $194,000.
Restructuring
We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Termination and retention benefits [1]	$41	$(111)	$118	$356
Consolidation of leased space [2]	19	(47)	26	494

Total restructuring expenses	$60	$(158)	$144	$850

Included in cost of revenue	$(4)	$—	$43	$—
Included in operating expenses	64	(158)	101	850

[1]	Termination and retention benefits related to our restructuring plans included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.
In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic crisis. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices. This plan was completed in the second quarter of 2009.
In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we closed our offices in Toronto, Beijing and Shenzhen. Additionally, we eliminated all operations and research and development activities at our Oregon location and transferred them to our offices in San Jose, Shanghai and Hsin Chu. The consolidation and closure of these offices and reduction in headcount resulted in charges for non-cancelable leases and termination and retention benefits for effected employees. In connection with this restructuring we also narrowed and redefined our product development strategy which resulted in the write-off of IP assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed in the fourth quarter of 2008.
All restructuring expenses recorded in the first half of 2008 were attributable to the November 2006 plan. All expenses for consolidation of leased space recorded in the first half of 2009 were related to the adjustment of accruals previously made under the November 2006 plan and all termination and retention expenses recorded in the first half of 2009 were attributable to the December 2008 plan.
The expected benefits from these restructuring plans are fully reflected in our business outlook for the third quarter of 2009, which is presented below.

Interest and other income, net
Interest and other income, net consisted of the following (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2009	2008	$ change	2009	2008	$ change
Gain on repurchase of long-term debt, net [1]	$3,836	$—	$3,836	$12,860	$11,557	$1,303
Interest expense [2]	(145)	(419)	274	(396)	(992)	596
Interest income [3]	75	553	(478)	173	1,536	(1,363)
Amortization of debt issuance costs [4]	(26)	(125)	99	(87)	(271)	184
Other-than-temporary impairment of a marketable security, net [5]	—	—	—	—	(6,490)	6,490
Other income [6]	—	218	(218)	—	218	(218)

Total interest and other income, net	$3,740	$227	$3,513	$12,550	$5,558	$6,992

[1]	In February 2008, we repurchased and retired $50.2 million of our 1.75% convertible subordinated debentures for $37.9 million in cash, including legal and other professional fees of $755,000. We recognized a gain on this repurchase of $11.6 million, net of a write-off of debt issuance costs of $752,000. In February 2009, we repurchased and retired $27.1 million of our outstanding debt for $17.8 million in cash. We recognized a net gain on the repurchase of $9.0 million, which includes a $9.3 million discount, offset by a write-off of debt issuance costs of $288,000 and other fees of $34,000. In May 2009, we repurchased and retired $17.8 million of the debentures for $13.8 million in cash. We recognized a net gain on the repurchase of $3.8 million, which included a $4.0 million discount, offset by a write-off of debt issuance costs of $175,000.

[2]	Interest expense primarily relates to interest payable on our long-term debt. The decrease in the first half of 2009 is due to the reduced outstanding principal balance which resulted from our February 2008, August 2008, February 2009 and May 2009 repurchases of long-term debt.

[3]	Interest income is earned on cash equivalents and short- and long-term marketable securities. The decrease in the first half of 2009 is due to lower balances of marketable securities which resulted from our repurchases of long-term debt as well as decreased yields.

[4]	The fees associated with the 2004 issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The decrease in the first half of 2009 is due to the write-offs of fees associated with the portions of our long-term debt repurchased in February 2008, August 2008, February 2009 and May 2009. The remaining amortization period is approximately two years as of June 30, 2009.

[5]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on an investment in a publicly-traded equity security, due to the duration of time that the investment had been below cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors.

[6]	In the second quarter of 2008 we recognized a gain of $218,000 on the sale of a non-marketable equity security.

Provision (benefit) for income taxes
The provision for income taxes recorded for the second quarter of 2009 and 2008 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first half of 2009 was primarily due to a benefit of $1.8 million recorded in the first quarter of 2009 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first half of 2008 was primarily due to benefits recorded in the first quarter of 2008 of $1.0 million for refundable research and experimentation credits, $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446,000 which resulted from an increase in the tax rate of a single foreign jurisdiction. These benefits were partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.
Business Outlook
On July 23, 2009, we provided an outlook for the third quarter of 2009 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:
We expect to record net loss per share in the third quarter of 2009 of $(0.06) to $(0.28), based on the following estimates:
•	Third quarter revenue of $15 million to $17 million.

•	Gross profit margin of approximately 40% to 46%.

•	Operating expenses of $8.5 million to $9.5 million.
Liquidity and Capital Resources
Cash and short- and long-term marketable securities
Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008	$ change	% change
Cash and cash equivalents	$18,795	$53,149	$(34,354)	(65)%
Short-term marketable securities	6,848	8,058	(1,210)	(15)
Long-term marketable securities	2,550	2,110	440	21

Total cash and marketable securities	$28,193	$63,317	$(35,124)	(55)%

Total cash and marketable securities decreased 55% from December 31, 2008 to June 30, 2009. The net decrease in the first half of 2009 resulted primarily from $31.5 million used for the repurchase of long-term debt, $2.6 million used by operating activities, $727,000 in payments on property and equipment and other asset financing and $412,000 for purchases of property and equipment and other long-term assets.

At June 30, 2009, cash equivalents and short-term marketable securities included $17.9 million in money market funds, $2.4 million in commercial paper, $3.5 million in U.S. government agencies debt securities, and $1.0 million in corporate debt securities. At June 30, 2009, we also held a $2.6 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.
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
The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of June 30, 2009, we had a total unrealized gain of $38,000 on these investments.
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
Accounts receivable, net
Accounts receivable, net decreased to $5.1 million at June 30, 2009 from $6.1 million at December 31, 2008. The average number of days sales outstanding increased to 33 days at June 30, 2009 from 29 days at December 31, 2008. The increase in days sales outstanding was primarily due to the timing of sales within the second quarter of 2009.
Inventories, net
Inventories, net decreased to $3.7 million at June 30, 2009 from $5.0 million at December 31, 2008 as a result of tightened inventory management. Inventory turnover on an annualized basis was 6.9 at June 30, 2009, relatively unchanged from 7.0 at December 31, 2008.

Capital resources
In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10.0 million of the debentures. In 2008 we repurchased and retired $79.4 million principal amount of the debentures for $58.5 million in cash. In the first half of 2009, we repurchased and retired $44.8 million of the debentures for $31.5 million in cash, reducing the balance of our outstanding debentures to $15.8 million.
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
The Board of Directors has authorized the repurchase of up to $10.0 million of the Company’s common stock under a share repurchase program that extends through September 2009. The program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Share repurchases under the program may be made through open market and privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. We repurchased 228,600 shares for $167,000 in the first quarter of 2009 and no shares during the second quarter of 2009. As of June 30, 2009, $2.9 million remained available for repurchase under the plan.
Contractual Payment Obligations
Our contractual obligations for 2009 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009. Our obligations for 2009 and beyond have not changed materially as of June 30, 2009, except for the reduction to the principal and interest amounts of long-term debt that we expect the holders of the outstanding debentures to require us to purchase in 2011, as presented above in “Liquidity and Capital Resources.”
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
Applying a hypothetical 1% decrease in interest rates to the average balances of our interest bearing cash and investment accounts would not have a significant impact on our results of operations for the first half of 2009 or on our financial position as of June 30, 2009. As of June 30, 2009 a significant majority of our cash and investments are held as cash or cash equivalents with yields approaching zero and our interest income is relatively insensitive to future decreases in interest rates.
As of June 30, 2009, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Financial, commercial and consumer markets have experienced extreme disruption in the past year and there can be no assurance that there will not be further deterioration of these markets. While we do not currently require access to credit markets to finance our operations, these economic developments have adversely affected, and are likely to continue to affect, our business in a number of ways. For instance, the economic crisis has decreased, and may continue to decrease, market acceptance of, and reduce the demand for, our products and the success of our product strategy. We face an increased risk that our customers will be unable to continue their operations and it may become more difficult to collect payments from them on a timely basis, or at all. In addition, the current tightening of credit in financial markets may also adversely affect the ability of our customers to obtain financing for significant purchases and operations. This has resulted, and could continue to result, in a decrease or cancellation of orders for our products.
As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated level of sales, our gross profit and net income, have, and could continue to be adversely affected until such expenses are reduced to an appropriate level. Additionally, if we are unable to reduce our costs to respond to future decreases in revenue, we may utilize more of our cash resources than we planned. Any future actions that we take to limit our usage of cash may also reduce our ability to execute on our plans and strategies, which may weaken our competitive positioning and cause us to lose market share. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Company Specific Risks
Our product strategy, which is targeted at markets demanding superior video and image quality, may not lead to increased revenue or gross profit in a timely manner or at all, which could materially adversely affect our results of operations.
We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we are shifting away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated circuits (“ICs”), to an approach designed to improve video performance of our customers’ image processors through the use of our new line of Motion Estimation Motion Compensation (“MEMC”) co-processor ICs. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the advanced television market. Additionally, we are focusing certain of our research and development efforts on new areas beyond our traditional applications, which may not result in increased revenue or gross profit.
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
As of June 30, 2009, $15.8 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. Although the remaining debt obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the outstanding debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures into common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to exercise their put option, requiring us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Even if we have sufficient cash and cash equivalents to finance the repurchase of such debentures, the repurchase would likely result in cash reserves too low for us to continue our business as a going concern and could cause our customers to cease purchasing our products in favor of competitors with stronger balance sheets. Additionally, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and make us more vulnerable to industry downturns and competitive pressures.
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
We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from the NASDAQ Global Market, resulting in the lack of a market for our common stock, which could cause a decrease in the value of an investment in us and adversely affect our business, financial condition and results of operations.
On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to attempt to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock increased to over $2.00 per share immediately following the reverse split, the price has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split.
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
In 2006, we initiated restructuring plans aimed at returning the Company to profitability. In December 2008, we initiated an additional restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic recession. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices and was completed during the second quarter of 2009.
Despite our restructuring efforts, we may not achieve profitability in the future and, if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. The years ended December 31, 2004 and December 31, 2008 are our only years of profitability since inception and we may be unable to achieve profitability in future periods. Additionally, our profitability in 2008 and the first half of 2009 is the result of gains we recognized on the repurchase of a portion of our convertible subordinated debentures. We did not achieve operating profits in 2008 or the first half of 2009. If we are not profitable in the future, we may be unable to continue our operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 50%, 53% and 57% of revenue for the six month period ended June 30, 2009 and years ended December 31, 2008 and 2007, respectively. Revenue attributable to our top five end customers represented 53%, 55% and 47% of revenue for the six month period ended June 30, 2009 and years ended December 31, 2008 and 2007, respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of June 30, 2009 and December 31, 2008 we had three customers that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Sole sourcing each product increases our dependence on our suppliers. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our suppliers increase prices charged to produce our products with little notice. If the prices charged by our contract manufacturers increase we may increase our prices, which could harm our competitiveness.

Our requirements represent only a small portion of the total production capacity of our contract manufacturers, who have in the past re-allocated capacity to other customers even during periods of high demand for our products. We expect this may occur again in the future. In addition, the current tightening of credit in financial markets may affect the ability of our suppliers to maintain their production capacity and result in a reduction in their supply to us. If we are unable to obtain our products from our contract manufacturers on schedule, or at all, our ability to satisfy customer demand will be harmed, revenue from the sale of products may be lost or delayed, and we may not obtain future design wins. If orders for our products are cancelled, expected revenue would not be realized.
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
Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our customers may cancel or defer purchase orders at any time but we must order wafer inventory from our subcontract manufacturers three to four months in advance. This process requires us to make numerous assumptions concerning demand, each of which may introduce error into our estimates of inventory requirements and the current financial crisis and economic downturn has made it more difficult for us and our customers to accurately forecast demand. If our customers or we overestimate demand, we may purchase components or have products manufactured that we may not be able to use or sell. As a result, we would have excess inventory, which would negatively affect our operating results. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2008 and 2007. Conversely, if our customers or we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.
International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales, our revenue could decrease.
Sales outside the U.S. accounted for approximately 96% of revenue for the first half of 2009, and 95% and 96% of revenue for the years ended December 31, 2008 and 2007, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;
•	foreign currency exchange fluctuations in the currencies of Japan, the People’s Republic of China (“PRC”), Taiwan or Korea;
•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;
•	difficulties in collecting outstanding accounts receivable balances;
•	potentially adverse tax consequences;
•	difficulties regarding timing and availability of export and import licenses;
•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;
•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;
•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;
•	outbreaks of SARS, bird flu or other pandemics in the PRC or other parts of Asia; and
•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit.
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
We have historically used stock options and other forms of share-based payment awards as key components of our total compensation program in order to retain employees, officers and directors and to provide competitive compensation and benefit packages. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), we began recording stock-based compensation expense for share-based awards in the first quarter of 2006. As a result, we have incurred and will continue to incur significant compensation costs associated with our share-based programs, making it more expensive for us to grant share-based payment awards to employees, officers and directors. To the extent that SFAS 123R makes it more expensive to grant stock options we may decide to incur cash compensation costs in the future. Actions that we take to reduce stock-based compensation expense that might be more aggressive than actions implemented by our competitors could make it difficult to attract, retain and motivate employees, officers, or directors, which could adversely affect our competitive position as well as our business and results of operations.
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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. While we invest significant time and money in our effort to evaluate and test our internal control over financial reporting, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.
Company Risks Related to the Semiconductor Industry and Our Markets
Intense competition in our markets may reduce sales of our products, reduce our market share, decrease our gross profit and result in large losses.
Rapid technological change, evolving industry standards and customer requirements, compressed product life cycles and declining average selling prices are characteristics of our market and could have a material adverse effect on our business, financial condition and results of operations. As the overall price of digital projectors and advanced flat panel displays continues to fall, we may be required to offer our products to customers at discounted prices due to increased price competition. At the same time, new alternative technologies and industry standards may emerge that directly compete with technologies we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., MediaTek Inc., MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Techwell, Inc., Topro Technology Inc., Trident Microsystems, Inc., Weltrend Semiconductor, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business. Examples of changing industry standards include the growing use of broadband to deliver video content, faster screen refresh rates, the proliferation of new display devices and the drive to network display devices together. Our failure to adequately respond to such technological changes could render our products obsolete and significantly decrease our revenue.
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
Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory were $1.5 million and $4.4 million for the years ended December 31, 2008 and 2007, respectively. Additionally, in 2007, we wrote-off assets with a net book value of $6.9 million due to reductions in research and development personnel and changes in product development strategy.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2009 we held 95 patents and had 55 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. Market fluctuations, particularly over the past year, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Therefore, the price of our common stock may decline, and the value of your investment may be reduced regardless of our performance. Any inability or perceived inability of investors to realize a gain on an investment in our common stock could have an adverse effect on our business, financial condition and results of operations, by potentially limiting our ability to retain our customers, to attract and retain qualified employees and to raise capital. Additional factors that could negatively impact our stock price include:
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if our shareholders consider the merger, acquisition or change in management favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:
•	our board of directors is authorized, without prior shareholder approval, to change the size of the board. Our articles of incorporation provide that if the board is increased to eight or more members, the board will be divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly change the composition of our board;
•	our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or to effect a change of control, commonly referred to as “blank check” preferred stock;
•	members of our board of directors can be removed only for cause and at a meeting of shareholders called expressly for that purpose, by the vote of 75 percent of the votes then entitled to be cast for the election of directors;
•	our board of directors may alter our bylaws without obtaining shareholder approval; and
•	shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.

Item 4. Submission of Matters to a Vote of Security Holders.
The 2009 Annual Meeting of Shareholders of Pixelworks, Inc. was held on May 19, 2009 to conduct the following items of business:
1.	To elect six Directors to serve one-year terms and until their successors are duly elected and qualified;
2.	Approval of amendments to the 2006 Stock Incentive Plan;
3.	To ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year; and
4.	To transact any other business that properly came before the meeting or any postponement or adjournment of the meeting.
The following nominees were elected to serve on the board of directors by the votes and for terms indicated below:

Nominee	For	Withheld	Term Ending
Allen H. Alley	10,350,965	1,091,946	2010
Mark A. Christensen	10,417,238	1,025,673	2010
James R. Fiebiger	10,379,847	1,063,064	2010
C. Scott Gibson	10,244,450	1,198,461	2010
Daniel J. Heneghan	10,538,120	904,791	2010
Bruce A.Walicek	10,782,003	660,908	2010
The proposal to approve amendments to the 2006 Stock Incentive Plan was approved and received the following votes:

No. of Votes
For	3,781,865
Against	584,972
Abstain	62,760
Broker Non-Votes	7,013,314
The proposal to ratify the appointment of KPMG LLP as Pixelworks’ independent registered public accounting firm for the current fiscal year was approved and received the following votes:

No. of Votes
For	11,125,419
Against	247,029
Abstain	70,462
There were no other matters of business that properly came before the meeting that were voted upon.

Item 6. Exhibits.

10.1	Pixelworks, Inc. 2006 Stock Incentive Plan, as amended. +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: August 6, 2009	/s/ Steven L. Moore

Steven L. Moore
Vice President, Chief Financial
Officer, Secretary and Treasurer