Form 10-Q
period 2009-09-30
PIXELWORKS, INC
filed 2009-11-04
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of Common Stock outstanding as of October 31, 2009: 13,401,164

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$19,944	$53,149
Short-term marketable securities	6,485	8,058
Accounts receivable, net	5,694	6,149
Inventories, net	4,847	4,981
Prepaid expenses and other current assets	2,792	3,381

Total current assets	39,762	75,718

Long-term marketable security	2,420	2,110
Property and equipment, net	4,725	5,187
Other assets, net	5,272	5,331
Acquired intangible assets, net	1,623	3,386

Total assets	$53,802	$91,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,484	$4,215
Accrued liabilities and current portion of long-term liabilities	7,799	9,419
Current portion of income taxes payable	96	137

Total current liabilities	14,379	13,771

Long-term liabilities, net of current portion	1,639	2,035
Income taxes payable, net of current portion	9,247	10,581
Long-term debt	15,779	60,634

Total liabilities	41,044	87,021

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock	334,609	333,974
Accumulated other comprehensive income	241	55
Accumulated deficit	(322,092)	(329,318)

Total shareholders’ equity	12,758	4,711

Total liabilities and shareholders’ equity	$53,802	$91,732

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue, net	$16,732	$21,479	$41,725	$66,248
Cost of revenue (1)	9,391	10,028	23,455	32,628

Gross profit	7,341	11,451	18,270	33,620

Operating expenses:
Research and development (2)	4,870	6,476	14,178	20,391
Selling, general and administrative (3)	3,011	4,413	10,224	13,590
Restructuring	104	121	205	971
Amortization of acquired intangible assets	—	—	—	164

Total operating expenses	7,985	11,010	24,607	35,116

Income (loss) from operations	(644)	441	(6,337)	(1,496)

Interest expense	(124)	(343)	(520)	(1,335)
Interest income	53	405	226	1,941
Amortization of debt issuance costs	(19)	(83)	(106)	(354)
Gain on repurchase of long-term debt, net	—	8,113	12,860	19,670
Other-than-temporary impairment of a marketable security	—	—	—	(6,490)
Other income	—	—	—	218

Interest and other income (loss), net	(90)	8,092	12,460	13,650

Income (loss) before income taxes	(734)	8,533	6,123	12,154

Provision (benefit) for income taxes	156	314	(1,103)	(948)

Net income (loss)	$(890)	$8,219	$7,226	$13,102

Net income (loss) per share — basic	$(0.07)	$0.57	$0.54	$0.90

Net income (loss) per share — diluted	$(0.07)	$0.56	$0.53	$0.89

Weighted average shares outstanding:
Basic	13,307	14,383	13,316	14,629

Diluted	13,307	15,399	13,549	14,640

(1) Includes:
Amortization of acquired developed technology	$573	$705	$1,763	$2,115
Additional amortization of non-cancelable prepaid royalty	62	—	180	—
Stock-based compensation	4	8	14	46
Restructuring	—	—	43	—
(2) Includes stock-based compensation	99	177	325	1,075
(3) Includes stock-based compensation	92	227	449	965
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,226	$13,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(12,860)	(19,670)
Depreciation and amortization	3,441	5,007
Amortization of acquired intangible assets	1,763	2,279
Stock-based compensation	788	2,086
Deferred income tax benefit	(207)	(476)
Amortization of debt issuance costs	106	354
Amortization (accretion) on short- and long-term marketable securities	26	(325)
Loss on asset disposals	6	93
Other-than-temporary impairment of a marketable security	—	6,490
Write-off of certain assets related to restructuring	—	14
Other	38	40
Changes in operating assets and liabilities:
Accounts receivable, net	455	275
Inventories, net	134	6,008
Prepaid expenses and other current and long-term assets, net	434	759
Accounts payable	2,194	(390)
Accrued current and long-term liabilities	(2,851)	(2,459)
Income taxes payable	(1,375)	(1)

Net cash provided by (used in) operating activities	(682)	13,186

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	10,300	43,964
Purchases of marketable securities	(8,877)	(22,999)
Purchases of property and equipment	(702)	(1,478)
Purchases of other assets	(27)	—
Proceeds from sales of property and equipment	—	20

Net cash provided by investing activities	694	19,507

Cash flows from financing activities:
Repurchase of long-term debt	(31,532)	(58,554)
Payments on asset financings	(1,532)	(3,925)
Repurchase of common stock	(167)	(2,053)
Proceeds from issuances of common stock	14	47

Net cash used in financing activities	(33,217)	(64,485)

Net change in cash and cash equivalents	(33,205)	(31,792)
Cash and cash equivalents, beginning of period	53,149	74,572

Cash and cash equivalents, end of period	$19,944	$42,780

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing technology, semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. We were founded in 1997 and are incorporated under the laws of the state of Oregon.
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
The financial information included herein for the three and nine month periods ended September 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2008 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 16, 2009, and should be read in conjunction with such consolidated financial statements.
We have evaluated subsequent events through November 4, 2009, the date of issuance of the condensed consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2009.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with US GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 was subsequently incorporated into ASC Topic 105, “Generally Accepted Accounting Principles” and was adopted by the Company during the current quarter. The adoption did not have a material impact on our consolidated financial position or results of operations but will impact our financial reporting by eliminating all references to pre-codification standards.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, restructuring, bad debts, inventories, property and equipment, intangible assets, impairment of long-lived assets, valuation of short- and long-term marketable securities, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.
As of June 30, 2009, we elected to use the “simplified method” to estimate the expected term used in the valuation of stock options granted after the May 19, 2009 amendment of the 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years. The simplified method was used in accordance with Staff Accounting Bulletin (“SAB”) 107, Share Based Payment and SAB 110, Certain Assumptions Used in Valuation Methods—Expected Term, as we do not have sufficient historical share option exercise experience for options granted with a six year contractual life. We will continue to use the simplified method until we have sufficient historical share option exercise experience to develop a more refined estimate of expected term.
NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities — See Note 3
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

	September 30,	December 31,
	2009	2008
Accounts receivable, gross	$6,138	$6,691
Less: allowance for doubtful accounts	(444)	(542)

Accounts receivable, net	$5,694	$6,149

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$542	$542
Additions charged (reductions credited)	(98)	—
Accounts written-off, net of recoveries	—	—

Balance at end of period	$444	$542

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.

Inventories, net consist of the following:

	September 30,	December 31,
	2009	2008
Finished goods	$2,848	$4,617
Work-in-process	4,875	5,358

	7,723	9,975
Less: reserve for slow-moving and obsolete items	(2,876)	(4,994)

Inventory, net	$4,847	$4,981

The following is the change in our reserve for slow-moving and obsolete items:

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$4,994	$5,950

New provision	433	1,361
Sales of previously reserved inventory	(647)	(836)

Net provision (benefit) for obsolete inventory	(214)	525

Final scrap of previously reserved inventory	(1,904)	(1,392)

Balance at end of period	$2,876	$5,083

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at September 30, 2009. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.

Property and Equipment, Net
Property and equipment consists of the following:

	September 30,	December 31,
	2009	2008
Gross carrying amount	$17,221	$20,227
Less: accumulated depreciation and amortization	(12,496)	(15,040)

Property and equipment, net	$4,725	$5,187

Acquired Intangible Assets, Net
Acquired intangible assets consist of the following developed technology:

	September 30,	December 31,
	2009	2008
Gross carrying amount	$19,170	$19,170
Less: accumulated amortization	(17,547)	(15,784)

Acquired intangible assets, net	$1,623	$3,386

Estimated future amortization of developed technology is $573 for the three months ending December 31, 2009 and $1,050 for the year ending December 31, 2010.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30,	December 31,
	2009	2008
Current portion of accrued liabilities for asset financings	$2,150	$1,116
Accrued payroll and related liabilities	2,081	3,749
Accrued commissions and royalties	750	728
Reserve for warranty returns	352	593
Accrued interest payable	288	236
Accrued costs related to restructuring	197	940
Reserve for sales returns and allowances	55	100
Other	1,926	1,957

	$7,799	$9,419

We have ceased payment and accrual of certain amounts due under an executory contract, as we believe the other party has not fulfilled their contractual obligation, and therefore it is not probable that we will make the specified payments. Unaccrued payments are $500,000 as of September 30, 2009 and will increase by $250,000 in each of the following three quarters. These payments, if required to be made, would result in an increase to prepaid expenses and other current assets, and would be amortized to cost of sales upon shipment of certain chips over a period that we estimate would exceed two years.
The following is the change in our reserves for warranty returns and sales returns and allowances:

	Nine Months Ended
	September 30,
	2009	2008
Reserve for warranty returns:
Balance at beginning of period	$593	$932
Provision (benefit)	299	(73)
Charge offs	(540)	(181)

Balance at end of period	$352	$678

Reserve for sales returns and allowances:
Balance at beginning of period	$100	$175
Provision	9	74
Charge offs	(54)	(74)

Balance at end of period	$55	$175

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	September 30,	December 31,
	2009	2008
Accrued liabilities for asset financings	$631	$699
Deferred rent	539	617
Accrued costs related to restructuring	216	262
Payroll and related liabilities	181	182
Other	72	275

	$1,639	$2,035

Long-Term Debt
In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10,000 principal amount of the debentures. In 2008, we repurchased and retired $79,366 principal amount of the debentures for $58,554 in cash. We recognized a net gain of $19,670 on the repurchase, which included a $21,567 discount, offset by legal and professional fees of $755 and a write-off of debt issuance costs of $1,142. In 2009, we repurchased and retired $44,855 principal amount of the debentures for $31,532 in cash. We recognized a net gain on the repurchase of $12,860, which included a $13,357 discount, offset by a write-off of debt issuance costs of

$463 and other fees of $34. Gains on the repurchase of our long-term debt are included in other income in our statement of operations.
As of September 30, 2009, $15,779 of the debentures are outstanding. The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they can not be settled in cash or other assets.
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
Shareholders’ Equity
In September 2007, the Board of Directors authorized the repurchase of up to $10,000 of the Company’s common stock under a share repurchase program that expired in September 2009. We repurchased 228,600 shares for $167 in the first quarter of 2009 and no shares were repurchased during the second or third quarters of 2009. Total repurchases under the plan were $7,063 as of September 30, 2009.
NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
At September 30, 2009 and December 31, 2008, all of our marketable securities are classified as available-for-sale and consist of the following:

		Unrealized	Fair
	Cost	Gain	Value
Short-term marketable securities:

As of September 30, 2009:
US government agencies debt securities	$3,587	$—	$3,587
Commercial paper	2,395	—	2,395
Corporate debt securities	503	—	503

	$6,485	$—	$6,485

As of December 31, 2008:
US government agencies debt securities	$3,487	$105	$3,592
Commercial paper	3,486	2	3,488
Corporate debt securities	960	18	978

	$7,933	$125	$8,058

		Unrealized	Fair
	Cost	Gain	Value
Long-term marketable security:

As of September 30, 2009:
Equity security	$2,110	$310	$2,420

As of December 31, 2008:
Equity security	$2,110	$—	$2,110
Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the condensed consolidated balance sheets.
On March 31, 2008 we analyzed our long-term equity security for other-than-temporary impairment. After reviewing the investment’s rapid decline in value from December 31, 2007 to March 31, 2008, the extended duration of time which the fair value of the investment had been below our cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors, we determined that we would not recover the cost basis of the investment. Accordingly, we recognized an other-than-temporary impairment loss of $6,490 in the first quarter of 2008, which decreased our cost basis from $10,000 to $3,510. As of December 31, 2008 the value of this investment had decreased to $2,110. Based on the same factors considered in our March 31, 2008 analysis, we determined that we would not recover the $3,510 cost basis of the investment and recorded a second other-than-temporary impairment loss of $1,400 in the fourth quarter of 2008. Both other-than-temporary impairments were recorded in our statement of operations.
On November 3, 2009 trading of our long-term available-for-sale equity security was suspended after it was announced that a jury had ruled against the issuer of the security in a trade secrets dispute. The valuation of the security may change significantly when trading resumes and we may record additional impairment charges in the future if we determine that any declines in the value of the investment are other-than-temporary. Such impairments would negatively impact our results of operations, but would not materially impact our financial condition.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Three levels of inputs may be used to measure fair value:

Level 1:	Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The table below presents information about the financial assets that we measure at fair value in our consolidated balance sheet at September 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$18,643	$602	$—	$19,245
Short-term marketable securities	—	6,485	—	6,485
Long-term marketable security	2,420	—	—	2,420

Total	$21,063	$7,087	$—	$28,150

Level 1 financial assets include money market funds, certificates of deposit and a long-term equity security. Level two financial assets include commercial paper, corporate debt securities and U.S. government agencies debt securities.
As of September 30, 2009, the fair value of our long-term debt is $12,623, based on the most recent sale of our debt. The carrying value of our long-term debt at September 30, 2009 is $15,779.
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
In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed in the fourth quarter of 2008.
Total restructuring expenses related to these plans were as follows:

		Cumulative
	Nine Months	Amount
	Ended	Incurred To
	September 30,	September 30,
	2009	2009
Cost of revenue — restructuring:
Termination and retention benefits	$43	$353
Net write-off of assets and reversal of related liabilities	—	2,072

	43	2,425

Operating expenses — restructuring:
Consolidation of leased space	130	2,162
Termination and retention benefits	75	7,780
Net write-off of assets and reversal of related liabilities	—	13,224
Contract termination fee	—	1,693
Payments, non-cancelable contracts	—	827
Other	—	88

	205	25,774

Total restructuring expense	$248	$28,199

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a summary of the change in accrued liabilities related to our restructuring plans:

	December 31,			September 30,
	2008	Expensed	Payments	2009
Termination and retention benefits	$737	$118	$(827)	$28
Lease termination costs	465	130	(210)	385

Total	$1,202	$248	$(1,037)	$413

The remaining liability for lease termination costs was accrued under the November 2006 plan and will be paid in cash over the remaining lease terms. Lease termination costs recorded in the first nine months of 2009 were due to decreases in estimated future sublease income related to accruals made under the November 2006 Plan.
NOTE 5: INCOME TAXES
The provision for income taxes recorded for the third quarter of 2009 and 2008 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first nine months of 2009 resulted from a benefit of $1,815 recorded in the first quarter of 2009 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first nine months of 2008 resulted from benefits recorded in the first quarter of 2008 of $1,000 for refundable research and experimentation credits, $559 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446 which resulted from an increase in the tax rate of a single foreign jurisdiction. These benefits were partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.
As of September 30, 2009, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.
As of September 30, 2009 and December 31, 2008, the amount of our uncertain tax positions was a liability of $9,247 and $10,581, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for uncertain tax positions of approximately $5,925 within the next twelve months due to the expiration of statutes of limitations in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statement of operations.
NOTE 6: COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(890)	$8,219	$7,226	$13,102
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income	—	—	—	4,810
Unrealized gain (loss) on available-for-sale investments	(167)	(1,469)	186	(2,016)

Total comprehesive income (loss)	$(1,057)	$6,750	$7,412	$15,896

NOTE 7: EARNINGS PER SHARE
Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding and reflect our June 4, 2008 one-for-three reverse stock split in all periods presented.
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
The following schedule reconciles the computation of basic net income per share and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) used in basic net income per share	$(890)	$8,219	$7,226	$13,102
Interest expense on long-term debt, net of tax and amortization of debt issuance costs, net of tax	—	408	—	—

Net income (loss) used in diluted net income per share	$(890)	$8,627	$7,226	$13,102

Basic weighted average shares outstanding	13,307	14,383	13,316	14,629
Common share equivalents:
Dilutive effect of stock options and awards	—	9	233	11
Dilutive effect of conversion of long-term debt	—	1,007	—	—

Diluted weighted average shares outstanding	13,307	15,399	13,549	14,640

Net income (loss) per common share — basic	$(0.07)	$0.57	$0.54	$0.90

Net income (loss) per common share — diluted	$(0.07)	$0.56	$0.53	$0.89

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	1,261	1,828	1,580	1,753
Conversion of debentures	216	—	404	1,312

	1,477	1,828	1,984	3,065

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2009	2008
Cash paid during the period for:
Interest	$469	$1,341
Income taxes	159	46

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,576	$1,138
NOTE 9: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Japan	$10,087	$12,728	$22,741	$38,974
Taiwan	4,025	3,745	9,588	7,809
Korea	722	829	2,486	4,438
China	584	305	1,460	1,415
Europe	516	1,254	2,151	5,596
U.S.	324	1,047	1,328	2,902
Other	474	1,571	1,971	5,114

	$16,732	$21,479	$41,725	$66,248

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Distributors:
All distributors	54%	54%	51%	51%
Distributor A	39%	35%	36%	31%

End Customers: (1)
Top five end customers	59%	55%	55%	55%
End customer A	21%	22%	18%	25%
End customer B	15%	12%	11%	9%
End customer C	9%	8%	10%	8%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors and manufacturers’ representatives.
The following accounts represented 10% or more of gross accounts receivable in at least one of the periods presented:

	September 30,	December 31,
	2009	2008
Account A	29%	32%
Account B	23%	20%
Account C	12%	4%
Account D	11%	0%
Account E	3%	15%
NOTE 10: RISKS AND UNCERTAINTIES
Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on three third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within the People’s Republic of China and Taiwan increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances.

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
NOTE 11: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. The indemnification is limited to the amount paid by the customer. As of September 30, 2009, we have not incurred any material liabilities arising from these indemnification obligations. However, in the future such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
Overview
We are an innovative designer, developer and marketer of video and pixel processing technology, semiconductors and software for high-end digital video applications. Our solutions enable manufacturers of digital display and projection devices, such as large-screen liquid crystal displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ display and projection products with a range of integrated circuit and software solutions. We were founded in 1997 and are incorporated under the laws of the state of Oregon.
Factors Affecting Results of Operations and Financial Condition
General Market Conditions
Economic conditions in the United States and in foreign markets in which we operate substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world underwent a sudden, sharp downturn during the past year. Global credit and capital markets have experienced unprecedented volatility and disruption and business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. Consumer confidence and spending are down significantly, and although we have taken steps to reduce our costs in response to these changes, including the restructuring efforts described below, these economic conditions have adversely impacted our business, results of operations and financial position and we are unable to forecast when or if these conditions will improve.
Results of Operations
Revenue, net
Revenue, net was as follows (dollars in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2009	2008	% change	2009	2008	% change
Revenue, net	$16,732	$21,479	(22)%	$41,725	$66,248	(37)%
Net revenue decreased $4.7 million, or 22%, from the third quarter of 2008 to the third quarter of 2009.  The decrease was attributable to a 19% decrease in units sold and a 4% decrease in average selling price.  Net revenue decreased $24.5 million, or 37%, from the first nine months of 2008 to the first nine months of 2009.  The decrease was attributable to a 39% decrease in units sold, partially offset by a 3% increase in average selling price.

The decrease in units sold during the 2009 periods compared to the 2008 periods resulted primarily from weakened customer demand due to the worldwide economic recession.  Decreased revenue also resulted from lower sales of our legacy products, including those we acquired in the Equator acquisition, and lower sales into markets which we no longer pursue.  These decreases were partially offset by an increase in sales of our new Motion Estimation Motion Compensation (“MEMC”) co-processor ICs, and sales of our next generation projector image processors.
We did experience some recovery in revenue levels in the second and third quarters of 2009 as compared to the first quarter of 2009, primarily due to increased sales of our projector image processors to our Japanese customers.  However, continuing economic and market volatility impedes our ability to determine if these trends will continue throughout 2009 and beyond.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended September 30,
		% of		% of
	2009	revenue	2008	revenue
Direct product costs and related overhead [1]	$8,679	52%	$9,450	44%
Amortization of acquired intangible assets	573	3	705	3
Net provision (benefit) for obsolete inventory	73	0	(135)	(1)
Other cost of revenue [2]	66	0	8	0

Total cost of revenue	$9,391	56%	$10,028	47%

Gross profit	$7,341	44%	$11,451	53%

	Nine months ended September 30,
		% of		% of
	2009	revenue	2008	revenue
Direct product costs and related overhead [1]	$21,669	52%	$29,942	45%
Amortization of acquired intangible assets	1,763	4	2,115	3
Net provision (benefit) for obsolete inventory	(214)	(1)	525	1
Other cost of revenue [2]	237	1	46	0

Total cost of revenue	$23,455	56%	$32,628	49%

Gross profit	$18,270	44%	$33,620	51%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes stock based compensation, restructuring and additional amortization of non-cancelable prepaid royalty.
Total cost of revenue increased to 56% of total revenue in the third quarter of 2009, up from 47% of total revenue in the third quarter of 2008. Cost of revenue increased to 56% of total revenue in the first nine months of 2009, up from 49% of total revenue in the first nine months of 2008.
The increase in cost of revenue, as a percentage of total revenue, during the 2009 periods resulted primarily from an increase in direct product costs. The increase in direct product costs resulted from changes in the mix of products sold, including decreased sales of our legacy Equator products and increased sales of our MEMC products and next generation projector processors. Gross profit margins also decreased due to the impact of lower overhead cost absorption due to decreased revenue without corresponding reductions in our fixed costs.
We expect future cost improvements on our MEMC products and next generation projector processors as we continue to ramp production and begin to realize production efficiencies, however we are unable to predict the timing and extent of these improvements.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three month periods ended September 30, 2009 and 2008, was as follows (dollars in thousands):

	Three months ended
	September 30,		2009 v 2008
	2009	2008	$ change	% change
Research and development	$4,870	$6,476	$(1,606)	(25)%
Research and development expense decreased $1.6 million, or 25%, from the third quarter of 2008 to the third quarter of 2009. The decrease was primarily due to the following:
•	Depreciation and amortization expense and software maintenance expense decreased $655,000. This decrease resulted from fewer engineering software tools due to reductions in research and development personnel and changes in product development strategy.

•	Compensation expense decreased $635,000 as a result of:
o	a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

o	no accrual for a senior management bonus during the third quarter of 2009; and

o	continuous improvement in our engineering practices and tools to lower costs and improve efficiency.
Research and development expense for the nine month periods ended September 30, 2009 and 2008, was as follows (dollars in thousands):

	Nine months ended
	September 30,		2009 v 2008
	2009	2008	$ change	% change
Research and development	$14,178	$20,391	$(6,213)	(30)%

Research and development expense decreased $6.2 million, or 30%, from the first nine months of 2008 to the first nine months of 2009. The decrease was primarily due to the following:
•	Depreciation and amortization expense and software maintenance expense decreased $2.5 million. This decrease resulted from fewer engineering software tools due to reductions in research and development personnel and changes in product development strategy.

•	Compensation expense decreased $1.7 million as a result of:
o	a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

o	no accrual for a senior management bonus during the first nine months of 2009;

o	personnel reductions during the first nine months of 2008, for which a full benefit was received in the fourth quarter of 2008 and throughout 2009; and

o	continuous improvement in our engineering practices and tools to lower costs and improve efficiency.
•	Stock-based compensation expense decreased $750,000 due to personnel reductions and reduced valuation of our stock options.

•	Facilities and information technology expense allocations decreased $686,000, primarily due to lower rent and decreased equipment depreciation.
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
Selling, general and administrative expense for the three month periods ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended
	September 30,		2009 v 2008
	2009	2008	$ change	% change
Selling, general and administrative	$3,011	$4,413	$(1,402)	(32)%
Selling, general and administrative expense decreased $1.4 million or 32%, from the third quarter of 2008 to the third quarter of 2009. The decrease was primarily due to the following:
•	Compensation expense decreased $590,000 as a result of:
o	a company-wide 10% salary reduction that was in effect during the third quarter of 2009;

o	no accrual for a senior management bonus during the third quarter of 2009; and

o	personnel reductions, which decreased selling, general and administrative headcount from 73 at September 30, 2008 to 62 at September 30, 2009.

•	Sales commissions decreased $139,000 primarily due to lower sales volume and a decrease in the use of third party sales representatives.

•	Stock-based compensation expense decreased $135,000 due to personnel reductions and reduced valuation of our stock options.
Selling, general and administrative expense for the nine month periods ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Nine months ended
	September 30,		2009 v 2008
	2009	2008	$ change	% change
Selling, general and administrative	$10,224	$13,590	$(3,366)	(25)%
Selling, general and administrative expense decreased $3.4 million, or 25%, from the first nine months of 2008 to the first nine months of 2009. The decrease was primarily due to the following:
•	Compensation expense decreased $1.3 million as a result of:
o	a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

o	no accrual for a senior management bonus during the first nine months of 2009; and

o	personnel reductions, which decreased selling, general and administrative headcount from 73 at September 30, 2008 to 62 at September 30, 2009.
•	Stock-based compensation expense decreased $516,000 due to personnel reductions and reduced valuation of our stock options.

•	Sales commissions decreased $468,000 primarily due to lower sales volume and a decrease in the use of third party sales representatives.

•	Facilities and information technology expense allocations decreased $346,000, primarily due to lower building rent and equipment depreciation.
Restructuring
We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Termination and retention benefits [1]	$—	$107	$118	$463
Consolidation of leased space [2]	104	14	130	508

Total restructuring expenses	$104	$121	$248	$971

Included in cost of revenue	$—	$—	$43	$—
Included in operating expenses	104	121	205	971

[1]	Termination and retention benefits related to our restructuring plans included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.
In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted primarily from the global economic crisis. This plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices. This plan was completed in the second quarter of 2009.
In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. This plan was completed in the fourth quarter of 2008.
All restructuring expenses recorded in the first nine months of 2008 were attributable to the November 2006 plan. All expenses for consolidation of leased space recorded in the first nine months of 2009 were due to changes in estimated sublease rent and relate to accruals previously made under the November 2006 plan. All termination and retention expenses recorded in the first nine months of 2009 were attributable to the December 2008 plan.
Interest and other income (loss), net
Interest and other income (loss), net consisted of the following (in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
	2009	2008	$ change	2009	2008	$ change
Interest expense [1]	$(124)	$(343)	$219	$(520)	$(1,335)	$815
Interest income [2]	53	405	(352)	226	1,941	(1,715)
Amortization of debt issuance costs [3]	(19)	(83)	64	(106)	(354)	248
Gain on repurchase of long-term debt, net [4]	—	8,113	(8,113)	12,860	19,670	(6,810)
Other-than-temporary impairment of a marketable security, net [5]	—	—	—	—	(6,490)	6,490
Other income [6]	—	—	—	—	218	(218)

Total interest and other income (loss), net	$(90)	$8,092	$(8,182)	$12,460	$13,650	$(1,190)

[1]	Interest expense primarily relates to interest payable on our long-term debt. The decrease in the 2009 periods compared to the 2008 periods is due to the reduced outstanding principal balance which resulted from our February 2008, August 2008, February 2009 and May 2009 repurchases of long-term debt.

[2]	Interest income is earned on cash equivalents and short-term marketable securities. The decrease in the 2009 periods compared to the 2008 periods is due to lower balances of marketable securities which resulted from our repurchases of long-term debt as well as decreased yields.

[3]	The fees associated with the 2004 issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The decrease in the 2009 periods compared to the 2008 periods is due to the write-offs of fees associated with the portions of our long-term debt repurchased in February 2008, August 2008, February 2009 and May 2009. The remaining amortization period is 20 months as of September 30, 2009.

[4]	In February 2008, we repurchased and retired $50.2 million of our 1.75% convertible subordinated debentures for a net gain of $11.6 million. In August 2008, we repurchased and retired $29.1 million of the debentures for a net gain of $8.1 million. In February 2009, we repurchased and retired $27.1 million of the debentures for a net gain of $9.0 million. In May 2009, we repurchased and retired $17.8 million of the debentures for a net gain of $3.8 million.

[5]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on an investment in a publicly-traded equity security, due to the duration of time that the investment had been below cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors.

[6]	In the second quarter of 2008 we recognized a gain of $218,000 on the sale of a non-marketable equity security.
Provision (benefit) for income taxes
The provision for income taxes recorded for the third quarter of 2009 and 2008 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first nine months of 2009 resulted from a benefit of $1.8 million recorded in the first quarter of 2009 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first nine months of 2008 resulted from benefits recorded in the first quarter of 2008 of $1.0 million for refundable research and experimentation credits, $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations, and a deferred tax benefit of $446,000 which resulted from an increase in the tax rate of a single foreign jurisdiction. These benefits were partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.
Business Outlook
On October 20, 2009, we provided an outlook for the fourth quarter of 2009 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

We expect to record net income (loss) per share in the fourth quarter of 2009 of $0.01 to $(0.24), based on the following estimates:
•	Fourth quarter revenue of $17.0 million to $19.0 million.

•	Gross profit margin of approximately 41% to 46%.

•	Operating expenses of $8.5 million to $9.5 million.
Liquidity and Capital Resources
Cash and short- and long-term marketable securities
Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008	$ change	% change

Cash and cash equivalents	$19,944	$53,149	$(33,205)	(62)%
Short-term marketable securities	6,485	8,058	(1,573)	(20)
Long-term marketable security	2,420	2,110	310	15

Total cash and marketable securities	$28,849	$63,317	$(34,468)	(54)%

Total cash and marketable securities decreased 54% from December 31, 2008 to September 30, 2009. The decrease resulted primarily from $31.5 million used for the repurchase of long-term debt, $682,000 used by operating activities, $1.5 million in payments on property and equipment and other asset financing and $702,000 for purchases of property and equipment and other long-term assets.
At September 30, 2009, cash equivalents and short-term marketable securities included $18.6 million in money market funds and certificates of deposit, $2.4 million in commercial paper, $3.6 million in U.S. government agencies debt securities, and $1.1 million in corporate debt securities. At September 30, 2009, we also held a $2.4 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.
Despite the difficult credit environment, the quality of our short-term investment portfolio remains high. Our investment policy requires that at least 25% of our portfolio mature within 90 days. Additionally, no maturities can extend beyond one year and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.
The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of September 30, 2009, we had no unrealized gains or losses on these investments.
The valuation of our long-term equity investment has fluctuated significantly, and could continue to fluctuate significantly, due to a variety of factors including changes in the global economy and changes in the actual or expected performance of the issuing company. We recorded other-than-temporary impairments related to this investment of $6.5 million and $1.4 million in the first and fourth quarters of 2008, respectively. We may record additional impairment charges in the future if we determine that further declines in value of the investment are other-than-temporary. Such an impairment would negatively impact our results of operations, but would not materially impact our financial condition.
We anticipate that our existing cash and investment balances will be adequate to fund our operating and investing needs for the next twelve months. From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. We may also repurchase additional amounts of our long-term debt or common stock. Any further transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.
Accounts receivable, net
Accounts receivable, net decreased to $5.7 million at September 30, 2009 from $6.1 million at December 31, 2008. The average number of days sales outstanding increased to 31 days at September 30, 2009 from 29 days at December 31, 2008.
Inventories, net
Inventories, net decreased to $4.8 million at September 30, 2009 from $5.0 million at December 31, 2008. Inventory turnover on an annualized basis increased to 8.2 at September 30, 2009, up from 7.0 at December 31, 2008. This increase was due to tighter inventory management, reduced inventory levels and increases in direct material costs.
Capital resources
In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10.0 million principal amount of the debentures. In 2008, we repurchased and retired $79.4 million principal amount of the debentures for $58.6 million in cash. In the first nine months of 2009, we repurchased and retired $44.9 million principal amount of the debentures for $31.5 million in cash, reducing the balance of our outstanding debentures to $15.8 million.
We may redeem some or all of the outstanding debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.
In September 2007, the Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock under a share repurchase program that expired in September 2009. We repurchased 228,600 shares for $167,000 in the first quarter of 2009 and no shares were repurchased during the second or third quarters of 2009. Total repurchases under the plan were $7.1 million as of September 30, 2009.
Contractual Payment Obligations
Our contractual obligations for 2009 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009. Our obligations for 2009 and beyond have not changed materially as of September 30, 2009, except for the reduction to the principal amounts of long-term debt and related interest payments that we expect the holders of the outstanding debentures to require us to purchase in 2011, as presented above in “Liquidity and Capital Resources.”
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
Applying a hypothetical 1% decrease in interest rates to the average balances of our interest bearing cash and investment accounts would not have a significant impact on our results of operations for the first nine months of 2009 or on our financial position as of September 30, 2009. As of September 30, 2009 a significant majority of our cash and investments are held as cash or cash equivalents with yields approaching zero and our interest income is relatively insensitive to future decreases in interest rates.
As of September 30, 2009, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.
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
Macroeconomic Risks related to the Company
The current global recession and volatility in global credit and financial markets could materially and adversely affect our business and results of operations.
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
As a result of the worldwide economic slowdown, it is extremely difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated levels of sales, our gross profit and net income could continue to be adversely affected until such expenses are reduced to an appropriate level. Additionally, if we are unable to reduce our costs to respond to future decreases in revenue, we may utilize more of our cash resources than we planned. Any future actions that we take to limit our usage of cash may also reduce our ability to execute our plans and strategies, which may weaken our competitive positioning and cause us to lose market share. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
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
As of September 30, 2009, $15.8 million of our 1.75% convertible subordinated debentures due 2024 were outstanding. Although the remaining debt obligations are due in 2024, the holders of debentures have the right to require us to purchase all or a portion of the outstanding debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, the holders of our outstanding debentures are unlikely to convert the debentures into common stock in accordance with the existing terms of the debentures. Accordingly, we expect holders of the debentures to exercise their put option, requiring us to purchase all of the outstanding debentures on May 15, 2011, the earliest date allowed. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, some of which are beyond our control. Even if we have sufficient cash and cash equivalents to finance the repurchase of such debentures, the repurchase would likely result in cash reserves too low for us to continue our business as a going concern and could cause our customers to cease purchasing our products in favor of competitors with stronger balance sheets. Additionally, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. These debentures could materially and adversely affect our ability to obtain additional debt or equity financing for working capital, acquisitions or other purposes, limit our flexibility in planning for or reacting to changes in our business, reduce funds available for use in our operations and make us more vulnerable to industry downturns and competitive pressures.
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
Additionally, one of the covenants of the indenture governing the debentures could possibly be interpreted such that if we are late with any of our required filings under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and if we fail to affect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, we have fewer employees to perform day-to-day controls, processes and activities and additionally, certain functions have been transferred to new employees who are not as familiar with our procedures. These changes increase the risk that we will be unable to make timely filings in accordance with the Exchange Act. Any resulting default under our debentures would have a material adverse effect on our cash position and operating results.
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
Despite our restructuring efforts, we may not achieve profitability in the future and, if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis. The years ended December 31, 2004 and December 31, 2008 are our only years of profitability since inception and we may be unable to achieve profitability in future periods. Additionally, our profitability in 2008 and the first half of 2009 is the result of gains we recognized on the repurchase of a portion of our convertible subordinated debentures. We did not achieve operating profits in 2008 or the first nine months of 2009. If we are not profitable in the future, we may be unable to continue our operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to distributors represented 51%, 53% and 57% of revenue for the nine month period ended September 30, 2009 and years ended December 31, 2008 and 2007, respectively. Revenue attributable to our top five end customers represented 55%, 55% and 47% of revenue for the nine month period ended September 30, 2009 and years ended December 31, 2008 and 2007, respectively. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue.
The concentration of our accounts receivable with a limited number of customers exposes us to increased credit risk and could harm our operating results and cash flows.
As of September 30, 2009 and December 31, 2008 we had four and three customers, respectively, that each represented 10% or more of accounts receivable. The concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any other customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Sales outside the U.S. accounted for approximately 97% of revenue for the first nine months of 2009, and 95% and 96% of revenue for the years ended December 31, 2008 and 2007, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:
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
We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In the last two years a significant portion of our executive management team has turned over, including the Chief Executive Officer, Vice President of Sales, Vice President of Marketing and Vice President of Business Operations. During 2006 and 2007, we also experienced difficulties hiring and retaining qualified engineers in our Shanghai design center.
Failure to manage any future expansion efforts effectively could adversely affect our business and results of operations.
To manage any future expansion efforts effectively in a rapidly evolving market, including those that may result from any future acquisition or equity investment we may make, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. If we do not manage any future expansion efforts effectively, our operating expenses could increase more rapidly than our revenue, adversely affecting our financial condition and results of operations.
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
Any future acquisitions and investments could result in any of the following negative events, among others:
•	issuance of stock that dilutes current shareholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	amortization expenses related to acquired intangible assets;

•	impairment of goodwill;

•	large and immediate write-offs; or

•	decreases in cash and marketable securities that could otherwise serve as working capital.
Our operation of any acquired business would also involve numerous risks, including, but not limited to:
•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from existing operations;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2009 we held 111 patents and had 47 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to produce semiconductors free of defects. Because many of our products are more highly integrated than other semiconductors and incorporate mixed analog and digital signal processing, multi-chip modules and embedded memory technology, they are even more difficult to produce without defects. Defective products can be caused by design or manufacturing difficulties. Therefore, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products.
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

PIXELWORKS, INC.
Dated: November 4, 2009	/s/ Steven L. Moore
Steven L. Moore
Vice President, Chief Financial Officer, Secretary and Treasurer