Form 10-K
period 2009-12-31
PIXELWORKS, INC
filed 2010-03-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-30269

PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

Oregon	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16760 SW Upper Boones Ferry Road, Suite 101	97224	503-601-4545
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Market

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

Yes     X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            No

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

Yes            No     X

Aggregate market value of voting Common Stock held by non-affiliates of the registrant at June 30, 2009: $16,207,762. For purposes of this calculation, executive officers and directors are considered affiliates.

Number of shares of Common Stock outstanding as of February 28, 2010: 13,448,320.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2010 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the 2009 fiscal year are incorporated by reference into Part I and Part III of this Annual Report on Form 10-K.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

i

Forward-looking Statements

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors. Such factors include, but are not limited to, adverse economic conditions, lack of acceptance of new products, increased competition, failure to design, develop and manufacture new products, lack of success in technological advancements, unexpected changes in the demand for our products and services, the inability to successfully manage inventory pricing pressures, failure to reduce costs or improve operating efficiencies, changes to and compliance with international laws and regulations, currency fluctuations, our ability to attract, hire and retain key and qualified employees, and other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and, where appropriate, its subsidiaries.

PART I

Item 1.	Business.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 119 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ products with a range of single-purpose integrated circuits (“ICs”), to system-on-chip (“SoC”) ICs that integrate microprocessor, memory and image processing functions. Additionally, we provide full solutions, including a software development environment and operating system, which enable our customers to more quickly develop and customize their display products, thus reducing their time to market and allowing them to incorporate differentiated features and functions.

Our primary target markets are liquid crystal display (“LCD”) large-screen televisions and digital front projectors, however we also target other segments within the flat panel display market, including digital signage.

We have adopted a product strategy that leverages our core competencies in video processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We focus our product investments on developing video enhancement solutions for these markets, with particular focus on adding increased performance and functionality. Additionally, we look for ways to leverage our research and development investment into products that address other high-value markets where our innovative proprietary technology provides differentiation for us and our customers. We continually seek to expand our technology portfolio through internal development, co-development with business partners and evaluation of acquisition opportunities.

Digital Video Technology Trends

Over the course of the last several years, video technology has moved rapidly from analog technology, which utilizes waveform signals, to a new generation of digital technologies that utilize a grid of thousands of tiny picture elements, or pixels. Consequently, digital display devices have rapidly evolved to incorporate higher pixel counts and faster rates of screen refresh, both of which contribute to a sharper, clearer image. At the same time, digital display devices have increased in size and begun to incorporate newer video capabilities such as high-definition and, most recently, 3D. Accordingly, the video image processors that drive newer displays have had to increase their capabilities as well to keep pace with the ever growing needs for greater resolution, size and speed that digital technology affords.

The number and variety of digital video applications is increasing rapidly, and video is expanding to play a pervasive role across many aspects of business and personal lifestyle. Digital video content is being delivered from an increasing array of sources that vary dramatically in quality – on Blu-ray DVDs, via cable and satellite, across the Internet and on cell phones. The sources and quality of video content range from very high-resolution programming produced by network or movie studios to very poor quality clips created by individuals.

Regardless of the source or quality, increasingly, consumers are sharing video with others and viewing video on an increasing variety of form factors – from handheld devices to large screen displays. At the same time, the consumer expectation for ever higher quality video continues to rise, driven by higher display resolutions on larger TVs. These trends place new demands on video signal and pixel processing technology to enable display and projection devices to provide the best viewing experience possible across multiple display formats. For example, content created for one type of display device, such as a PC, must be scaled up or down to play back clearly on a different device, such as a television. On larger, higher-resolution TV screens, image quality deteriorates significantly, and must be compensated for with video processing technology that restores or even creates higher video quality.

The latest generations of advanced digital display devices enhance image performance in a number of ways, chief among them being increasing the size of the display, increasing the display resolution and increasing the number of times per second the image is refreshed. Premium displays currently feature “full HD” resolutions of 1920 columns by 1080 rows of pixels progressively scanned (“1080p”), display frame rates of 240Hz or more, are 3D ready and measure from 32 inches or more diagonally. In addition to the need for image enhancement, various applications, such as digital signage, Internet-enabled televisions and connected classroom environments, are creating a need for new networking capabilities that can enable the sharing of video across display devices and display environments.

Large-Screen Flat Panel Display Market

The market for flat panel displays has risen rapidly over the past decade and is projected to be worth more than $100 billion annually by 2012, according to the industry research firm DisplaySearch. Key segments of growth within the flat panel display industry are consumer applications, such as PC monitors and digital televisions. Digital TVs in particular have transformed the flat panel market, as consumers have enthusiastically embraced advanced television displays that offer sharper and more lifelike images on larger and thinner screens. Increasingly, commercial applications such as public-space advertising, a form of digital signage, are also contributing to the growth of the flat panel market and the drive to improve the image and video quality of the panels themselves.

Flat panel display technologies include LCD, plasma display, rear-projection using LCDs, digital micro-mirror, and newer technologies, such as liquid crystal on silicon (“LCoS”) and organic light emitting diodes (“OLED”). Within flat panel displays, LCD and plasma have emerged as the preferred digital display technologies, with LCD leading the market in growth. The digital TV market has helped to secure the dominance of LCD technology. Shipments of LCD TVs are expected to grow from 86 million units in 2007 to 171 million units in 2010, according to DisplaySearch.

A large consumer market has pressured flat panel manufacturers to continually improve the quality of their displays, and as a result LCDs and other flat panel displays continue to increase in resolution and size. 1080p resolution is now the high-end standard, and larger flat panel displays are shifting rapidly from refresh rates of 50/60Hz to faster rates of 100/120Hz, and even 200/240Hz. The shift to large, high-resolution flat panel displays combined with the transition to 1080p content and 120Hz refresh rates is driving the need for high performance processor solutions to meet the enhanced video quality requirements of next generation display products. As flat panel display resolution and size increase, the challenge of “judder” becomes more of an issue. Judder occurs when content recorded at one rate of frames per second for film content must be converted to faster video rates, and as a result there is a jerkiness, or judder in the resulting video performance. This problem is intensified in larger displays and can be a problem regardless of the panel technology being used.

In addition to judder, LCD panels also suffer from blur in motion images as a result of the way the human brain processes the longer frame durations produced by an LCD panel. In the past, LCD panel manufacturers have tried to reduce blur by increasing the refresh rate of the panel to higher rates and inserting an extra “black” frame to reduce frame duration. But the black frame insertion method has had drawbacks – one of which was to make LCD screens seem less bright. Newer motion estimation/motion compensation (“MEMC”) technology uses the insertion of interpolated frames based on complex mathematical algorithms to shorten the duration of the video frame and create a clearer, crisper picture. MEMC also provides de-judder processing that smoothes out the jerkiness often apparent with large screen displays.

Additionally, the increasing trend towards convergence of video and the Internet is presenting new challenges to video processing, as low quality Internet video content increasingly is being displayed on high-end TVs and other devices. Limitations in bandwidth, latency, noise and content resolution create significant challenges for displaying Internet video on large flat panel displays. Video processors must be able to scale poorer quality video, reduce signal noise inherent to networks and enhance image quality in order to ensure optimal video performance.

During 2009, lower sales of flat panel displays due to the global economic recession stimulated the industry to find new strategies, markets and solutions. TV manufacturers therefore accelerated development of design elements and performance features to differentiate products and slow price declines. Among these were the adoption of light emitting diode (“LED”) backlighting, an emphasis on lower power consumption, and most recently, the development of 3D-enabled TVs. All of these trends are driving the need for high performance processor solutions to meet the enhanced video quality requirements of next generation display products.

LED backlighting enables higher contrast images in higher refresh-rate TVs. Manufacturers can use either dynamic color LEDs that are positioned behind the panel and allow for local area dimming, which provides higher contrast on selected sections of the screen; or white edge-LEDs positioned around the rim of the screen, which use a special diffusion panel to spread the light evenly behind the screen. LED backlighting also serves as a critical enabler of reduced power consumption. Because of its advantages, LED backlighting is expected to surpass traditional backlights that use fluorescent tubes by 2011 and achieve 74% penetration in 2013, according to DisplaySearch. LED backlighting requires a video processing control mechanism that determines when certain LEDs are lit, and how brightly, based on the video being displayed.

The combination of LED backlighting and 200/240Hz technologies provides an enabling platform for new feature developments in LCD TVs, particularly 3D technology, which is an area of intense interest to television manufacturers and consumers alike. DisplaySearch forecasts 3D-ready TVs will grow from 0.2 million units in 2009 to 64 million units in 2018.

Increasing screen sizes, higher frame rates, the desire to view Internet content on high-resolution displays, LED backlighting, 3D and other trends all present video performance challenges that must be addressed and are exacerbated with each new cycle of additional features. To differentiate their products, advanced flat panel manufacturers must implement video processing technologies that address these video performance issues as rapidly, as fully and as cost effectively as possible. Additionally, the interplay of performance, features, cost and power consumption is a key area of differentiation for digital television manufacturers. Most features and performance improvements carry cost premiums and increased power consumption, but intelligent design and utilization of appropriate video processing technologies can enable simultaneous improvements.

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

Currently, the largest segment of the installed front projector market consists of business users who employ multimedia projectors to display both still and video presentation materials from PCs or other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications and features that ensure simple operation. In educational environments from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Growth in overall projector sales is expected to come both from the business sector and the education market. Tiny, battery powered “pico” projectors embedded in a cell phone or PC, or available as independent devices weighing less than a pound, also are beginning to take hold in the consumer and business markets, fueled by their capability to display video content at high resolutions.

Worldwide, the emerging economies of Brazil, Russia, India and China, commonly referred to collectively as “BRIC,” are expected to be a leading driver of demand for information technology of all kinds, including projectors for business, education and the consumer sectors.

Consistent with the trends of other consumer products, digital projectors are increasingly incorporating networking capabilities that enable the sharing of video and other content among multiple devices. This in turn is enabling new use models for digital projection in both the education and business environments. For example, one teacher can present the same material simultaneously in multiple classrooms, and students in different classrooms can display and discuss their work. Such connectivity allows instant access to content and sharing of content, which promotes interaction and collaboration among dispersed groups. In the business setting, this connectivity enables teleconferencing and the seamless sharing of content for more effective meetings.

Additional Markets

In addition to the large-screen flat panel display and digital projection markets, other sectors are also taking advantage of the trend towards higher performance and connectivity in digital video technology. Some of the applications expected to grow as a result of enhanced video quality include digital signage, video conferencing and video surveillance.

Our Core Technologies and Products

We have developed a portfolio of advanced video algorithms and intellectual property (“IP”) to address a broad range of challenges in digital video. Our technologies can dramatically improve video quality and are increasingly important as screen size and resulting quality issues increase. Our products are designed with a flexible architecture that allows us to combine algorithms and functional blocks of digital and mixed signal circuitry. Accordingly, our technologies can be implemented across multiple products and in powerful combinations within single products. The majority of our products include one or more technologies to provide high-quality video solutions to our customers.

Some of our proprietary core technologies include:

•      MEMC (motion estimation/motion compensation). Our proprietary MEMC technology significantly improves the performance and viewing experience of large advanced LCD panels by solving problems such as motion blur and judder. It also supports significant trends such as LED backlighting to improve video performance in digital TVs with 120Hz or higher frame rates and accommodates emerging 3D standards. Additionally, our MEMC technology improves video performance in non-TV applications such as video conferencing, 3D gaming and projection.

•      Networking. Our networking technology enables the same video stream to be networked across multiple displays, for applications such as connected video projection and digital signage.

•      Digital keystone correction. Our technology provides enhanced keystone and image correction performance for digital projection systems, particularly for “short throw” projectors which must project clearly at severe angles due to space limitations.

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

•      Video Co-Processor ICs. Products in this category work in conjunction with an image processor to post-process video signals in order to enhance the performance or feature set of the overall video solution (for example, by significantly reducing judder and motion blur). Our video co-processor ICs can be used with our ImageProcessor ICs or with image processing solutions from other manufacturers, and in most cases can be incorporated by a display manufacturer without assistance from the supplier of the base image processor. This flexibility enables manufacturers to augment their existing or new designs to enhance their video display products.

•      Networked Display ICs. Our Networked Display ICs allow the same video stream to be networked across multiple displays, for example to connect projectors in different classrooms or to enable networked streaming of video in digital signage applications. Our Networked Display IC combines video sharing capabilities with video image processing, wireless connectivity and Internet connection to ensure high quality, multi-source video output and enhanced value to our projection display customers.

Customers, Sales and Marketing

The key focus of our global sales and marketing strategy is to achieve design wins with industry leading branded manufacturers in targeted markets and to continue building strong customer relationships. Once a design win has been achieved, sales and marketing efforts are focused on building long-term mutually beneficial business relationships with our customers by providing superior technology and reducing their costs, which complements our customers’ product development objectives and meets their expectations for price-performance and time to market. Marketing efforts are focused on building market-leading brand awareness and preference for our solutions.

We utilize direct sales and marketing resources in the U.S., China, Taiwan, Japan and Korea as well as indirect resources in several regions. In addition to sales and marketing representatives, we have field application engineers who provide technical expertise and assistance to manufacturing customers on final product development.

Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•      Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 51%, 53% and 57% of revenue in 2009, 2008 and 2007, respectively.

Our largest distributor, Tokyo Electron Device Ltd. (“TED”), is located in Japan. TED represented 35%, 32% and 33% of revenue in 2009, 2008 and 2007, respectively, and accounted for 22% and 32% of accounts receivable at December 31, 2009 and 2008, respectively. No other distributor accounted for more than 10% of revenue in 2009, 2008 and 2007.

We also have distributor relationships in Taiwan, China, Korea, Europe, Southeast Asia and the U.S.

•      Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 49%, 47% and 43% of total revenue in 2009, 2008 and 2007, respectively.

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

Revenue attributable to our top five end customers represented 56%, 55% and 47% of revenue in 2009, 2008 and 2007, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in 2009, 2008, and 2007. Sales to SANYO Electric Co., Ltd. represented more than 10% of revenue in 2009. No other end customer accounted for more than 10% of revenue in 2009, 2008 and 2007.

Seasonality

Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the multimedia projector market in the third quarter of the year, and lower revenue in the first quarter of the year as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year ends. Additionally, holiday demand for consumer electronics, including high-end televisions, has contributed to increased revenue in the second half of certain years. Our sales in 2009 and 2008 did not follow our historical trends due to the global crisis in the credit and financial markets and significant reductions in consumer spending during the last quarter of 2008 and throughout 2009. As a result of the worldwide economic slowdown, it is extremely difficult for us to determine when or if historical trends are likely to resume.

Geographic Distribution of Sales

Sales outside the U.S. accounted for approximately 97%, 95% and 96% of our revenue in 2009, 2008 and 2007, respectively.

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

Competition

In general, the semiconductor industry is intensely competitive. The markets for higher performance display and projection devices, including the markets for advanced flat panel display televisions, multimedia projectors and other applications demanding high quality video, are characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal competitive factors in our markets are levels of product integration, compliance with industry standards, time to market, cost, product performance, system design costs, IP, functional versatility provided by software and customer relationships and reputation.

Our current products face competition from specialized display controller developers and in-house display controller ICs designed by our customers and potential customers. Additionally, new alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer.

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., MediaTek Inc., MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Techwell, Inc., Trident Microsystems, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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

We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expense was $20.1 million, $26.5 million and $38.8 million in 2009, 2008 and 2007, respectively.

Manufacturing

Within the semiconductor industry we are known as a “fabless” company, meaning that we do not manufacture the semiconductors that we design and develop but instead contract with three third-party foundries for wafer fabrication and other manufacturers for packaging, assembly and testing of our products. The fabless approach allows us to concentrate our resources on product design and development where we believe we have greater competitive advantages.

See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Intellectual Property

We rely on a combination of nondisclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Currently, we hold 119 patents and have 40 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 7 to 16 years remaining in their respective term, depending on their filing date. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.

We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products and technologies as necessary. Patents may not be issued as a result of any pending applications and any claims allowed under issued patents may be insufficiently broad to protect our technology. Existing or future patents may be invalidated, circumvented, challenged or licensed to others. To supplement the technologies we develop internally, we have also licensed rights to use IP held by third parties, and we expect to license additional technology rights in the future.

See “Risk Factors” in Part I, Item 1A, and “Note 8: Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.

Environmental Matters

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

See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Employees

As of December 31, 2009, we had a total of 222 employees compared to 229 employees as of December 31, 2008. We consider our relations with our employees to be good.

Availability of Securities and Exchange Commission Filings

We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our Internet

address is www.pixelworks.com. The content on, or that can be accessed through, our website is not incorporated by reference into this filing. Documents filed by us with the Securities and Exchange Commission may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2009, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

Macroeconomic Risks Related to the Company

The current adverse global economic environment and volatility in global credit and financial markets could materially and adversely affect our business and results of operations.

Financial, commercial and consumer markets may continue to experience extreme disruption and there can be no assurance that there will not be further deterioration of these markets. While we do not currently require access to credit markets to finance our operations, these economic developments have adversely affected, and are likely to continue to affect, our business in a number of ways. For instance, the economic crisis has decreased, and may continue to decrease, market acceptance of, and reduce the demand for, our products and the success of our product strategy. We face an increased risk that our customers and suppliers, who may experience decreased revenue and difficulty obtaining financing, will be unable to make significant purchases and continue their operations. It may become more difficult for us to collect payments from our customers on a timely basis, or at all, and our suppliers may not be able to maintain their production capacity and fulfill our orders on a timely basis, or at all. This has resulted, and could continue to result, in a decrease or cancellation of orders for our products.

As a result of the worldwide economic slowdown, it is difficult for us and our customers to forecast future sales levels based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent that we do not achieve our anticipated levels of sales, our gross profit and net income could continue to be adversely affected until such expenses are reduced to an appropriate level. Additionally, if we are unable to reduce our costs to respond to future decreases in revenue, we may utilize more of our cash resources than we planned. Any future actions that we take to limit our usage of cash may also reduce our ability to execute our plans and strategies, which may weaken our competitive positioning and cause us to lose market share. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Company Specific Risks

Our product strategy, which is targeted at markets demanding superior video and image quality, may not lead to new design wins or significantly increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.

We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we are shifting away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated circuits (“ICs”), to an approach designed to improve video performance of our customers’ image processors through the use of our line of Motion Estimation Motion Compensation (“MEMC”) co-processor ICs. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the television market. Although our new product strategy is developed to take advantage of market trends, such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.

Even if our new product strategy is properly targeted, we cannot assure you that the products we are developing will lead to a significant increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source.

If we are not profitable in the future, we may be unable to continue our operations.

Excluding gains on the repurchase of our convertible subordinated debentures, 2004 is our only year of profitability since inception and we have incurred operating losses since 2004. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. If we are not profitable in the future, we may be unable to continue our operations.

We have incurred indebtedness as a result of the sale of convertible debentures. We anticipate that we must repay or refinance the debentures by May 2011. We may be unable to meet this, or other, future capital requirements.

As of December 31, 2009, $15.8 million of our 1.75% convertible subordinated debentures were outstanding. Although the debentures are not due until 2024, the holders have the right to require us to purchase all or a portion of the debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, we expect the holders to exercise their put option on May 15, 2011. We may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to maintain sufficient cash and marketable security balances to refinance or pay off the debentures when and if the put option is exercised, or that such a repurchase would not result in cash reserves too low for us to continue our business as a going concern. We may need, or could elect to seek, additional funding through public or private equity or debt financing, which we may not be able to obtain. If we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory were $1.2 million, $1.5 million and $4.4 million in 2009, 2008 and 2007, respectively. Additionally, in 2007, we wrote off assets with a net book value of $6.9 million due to reductions in research and development personnel and changes in product development strategy.

We may be unable to successfully manage any future expansion efforts, including the integration of any future acquisition or equity investment, which could disrupt our business and severely harm our financial condition.

We may determine that it is beneficial to increase our capacity to develop new and enhanced products in the future as the economy recovers. If we do not manage any internal expansion efforts effectively, our operating expenses could increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future expansion efforts effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities.

In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition. Our operation of any acquired business would involve numerous risks, including, but not limited to:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from existing operations;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees, particularly those of the acquired organizations; and

•	risks associated with implementing adequate internal control, management, financial and operating reporting systems.

Any future acquisitions and investments could also result in any of the following negative events, among others:

•	issuance of stock that dilutes current shareholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	amortization expenses related to acquired intangible assets;

•	impairment of goodwill;

•	large and immediate write-offs; and

•	decreases in cash and marketable securities that could otherwise serve as working capital.

A significant amount of our revenue comes from a limited number of customers and distributors, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 35%, 32% and 33% of revenue in 2009, 2008 and 2007, respectively. Revenue attributable to our top five end customers represented 56%, 55% and 47% of revenue in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, we had three accounts that each represented 10% or more of accounts receivable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

Our dependence on selling to distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.

Selling to distributors and original equipment manufacturers (“OEMs”) that build display devices based on specifications provided by branded suppliers, also referred to as integrators, reduces our ability to forecast sales accurately and increases the complexity of our business. Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our distributors, integrators and customers may cancel or defer purchase orders at any time but we must order wafer inventory from our contract manufacturers three to four months in advance.

The estimates we use for our advance orders from contract manufacturers are based, in part, on reports of inventory levels and production forecasts from our distributors and integrators, which act as intermediaries between us and the companies using our products. This process requires us to make numerous assumptions concerning demand and to rely on the accuracy of the reports and forecasts of our distributors and integrators, each of which may introduce error into our estimates of inventory requirements. These arrangements make it difficult to monitor the financial condition and creditworthiness of our distributors, integrators and customers and to predict demand for our products. Our failure to manage one or more of these challenges could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2009, 2008 and 2007. On the other hand, if we underestimate demand, or if sufficient manufacturing capacity is not available, we would forego revenue opportunities, lose market share and damage our customer relationships.

Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to shortages based on capacity allocation or low manufacturing yield, errors in manufacturing, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenue.

We contract with three third-party foundries for wafer fabrication and other manufacturers for packaging, assembly and testing of our products. We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. The wafers used in each of our products are fabricated by only one of these manufacturers. Sole sourcing each product increases our dependence on our suppliers.

We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. From time to time, our suppliers increase the prices of the products we purchase from them with little notice, which may cause us to increase the prices to our customers and harm our competitiveness. Because our requirements represent only a small portion of the total production capacity of our contract manufacturers, they are more likely to, and have in the past, reallocated capacity to other customers even during periods of high demand for our products. We expect this may occur again in the future.

Establishing a relationship with a new contract manufacturer in the event of delays or increased prices with our current contract manufacturers would be costly and cumbersome. The lead time to make such a change would be at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months. If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products or if we are unable to obtain our products from our contract manufacturers on schedule, or at all, we could incur significant delays in shipping products, our ability to satisfy customer demand could be harmed, our revenue from the sale of products may be lost or delayed and our customer relationships and ability to obtain future design wins could be damaged.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales, our revenue could decrease.

Sales outside the U.S. accounted for approximately 97%, 95% and 96% of revenue in 2009, 2008 and 2007, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations in the currencies of Japan, the People’s Republic of China (“PRC”), Taiwan or Korea;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;

•	outbreaks of health epidemics in the PRC or other parts of Asia; and

•	increased transaction costs related to sales transactions conducted outside of the U.S., such as charges to secure letters of credit.

Our future success depends upon the continued services of key personnel, many of whom would be difficult to replace, and the loss of one or more of these employees could seriously harm our business by delaying product development.

We believe our success depends, in large part, upon our ability to identify, attract and retain qualified hardware and software engineers, sales, marketing, finance and managerial personnel. Competition for talented personnel is intense and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. Because of the highly technical nature of our business, the loss of key engineering personnel could delay product introductions and significantly impair our ability to successfully create future products. If we do not succeed in hiring and retaining employees with appropriate qualifications, our product development efforts, revenue and business could be seriously harmed. We have experienced, and may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In the last three years a significant portion of our executive management team has turned over, including the Chief Executive Officer, Chief Financial Officer, Vice President of Sales, Vice President of Marketing, Vice President of Business Operations and Vice President, Strategy and Market Development.

If we engage in further restructuring efforts, we may be unable to successfully implement new products or enhancements to our current products, which will adversely affect our future sales and financial condition.

In 2006, we initiated restructuring plans aimed at returning the Company to profitability. In December 2008, we initiated an additional restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue. The December 2008 plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices and was completed during the second quarter of 2009. The restructuring plans and any additional reductions in headcount may slow our development of new or enhanced products by limiting our research and development and engineering activities. If we are unable to successfully introduce new or enhanced products, our sales and financial condition will be adversely affected.

The concentration of our manufacturers and customers in the PRC, Japan, Korea and Taiwan increases our risk that a natural disaster, work stoppages or economic or political instability in the region could disrupt our operations.

Most of our current manufacturers and customers are located in the PRC, Japan, Korea or Taiwan. In addition, a significant percentage of our employees are located in this region. Disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. We cannot be assured that the PRC’s economic policies will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

In addition, the risk of earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Common consequences of earthquakes include power outages and disruption or impairment of production capacity. Earthquakes, fire, flooding, power outages and other natural disasters in the Pacific Rim region, or political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located, would likely result in the disruption of our manufacturers’ and customers’ operations. Any disruption resulting from extraordinary events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, or in a timely manner, if at all.

Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.

We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. While we invest significant time and money in our effort to evaluate and test our internal control over financial reporting and assess our risk management strategies, there are inherent limitations to the effectiveness of any system of internal controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective controls and procedures can provide only reasonable assurance of achieving their control objectives.

Additionally, one of the covenants of the indenture governing the debentures could possibly be interpreted such that if we are late with any of our required filings under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and if we fail to affect a cure within 60 days, the holders of the debentures can put the debentures back to the Company, whereby the debentures become immediately due and payable. As a result of our restructuring efforts, we have fewer employees to perform day-to-day controls, processes and activities and, additionally, certain functions have been transferred to new employees who are not as familiar with our procedures. These changes increase the risk that we will be unable to make timely filings in accordance with the Exchange Act. Any resulting default under our debentures would have a material adverse effect on our cash position and operating results.

Our effective income tax rate is subject to unanticipated changes in, or different interpretations of tax rules and regulations and forecasting our effective income tax rate is complex and subject to uncertainty.

As a global company, we are subject to taxation by a number of taxing authorities and as such, our tax rates vary among the jurisdictions in which we operate. Unanticipated change in our tax rates could affect our future results of operations. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws or the interpretation of tax laws either in the United States or abroad, or by changes in the valuation of our deferred tax assets and liabilities. The ultimate outcomes of any future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them would have a material effect on our operating results and financial position.

The computation of income tax expense (benefit) is complex as it is based on the laws of numerous tax jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provision under U.S. generally accepted accounting principles. Income tax expense (benefit) for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. For these reasons, our global tax rate may be materially different than our forecast.

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

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., MediaTek Inc., MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Techwell, Inc., Trident Microsystems, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2009 we held 119 patents and had 40 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

If we are not able to respond to the rapid technological changes and evolving industry standards in the markets in which we compete, or seek to compete, our products may become less desirable or obsolete.

The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples of changing industry standards include the growing use of broadband to deliver video content, faster screen refresh rates, the proliferation of new display devices and the drive to network display devices together. Our products are incorporated into our customers’ products, which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific computers, video standards and other devices. If our customers’ products are not compatible with these protocols and standards, consumers will return, or not purchase, these products and the markets for our customers’ products could be significantly reduced. As a result, a portion of our market would be eliminated, and our business would be harmed.

We are dependent on manufacturers of our semiconductor products not only to respond to changes in technology and industry standards but also to continue the manufacturing processes on which we rely.

To respond effectively to changes in technology and industry standards, we are dependent on our foundries to implement advanced semiconductor technologies and our operations could be adversely affected if those technologies are unavailable, delayed or inefficiently implemented. In order to increase performance and functionality and reduce the size of our products, we are continuously developing new products using advanced technologies that further miniaturize semiconductors and we are dependent on our foundries to develop and provide access to the advanced processes that enable such miniaturization. We cannot be certain that future advanced manufacturing processes will be implemented without difficulties, delays or increased expenses. Our business, financial condition and results of operations could be materially adversely affected if advanced manufacturing processes are unavailable to us, substantially delayed or inefficiently implemented.

Creating the capacity for new technological changes may cause manufacturers to discontinue older manufacturing processes in favor of newer ones. We must then either retire the affected part or develop a new version of the part that can be manufactured with a newer process. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. We may not be able to place last time buy orders for the old technology or find alternate manufacturers of our products to allow us to continue to produce products with the older technology while we expend the significant costs for research and development and time to migrate to new, more advanced processes. For instance, a portion of our products use embedded dynamic random access memory (“DRAM”) technology, which requires manufacturing processes that are being phased out. We also utilize 0.18um and 0.15um standard logic processes, which may only be available for the next five to seven years.

Our software development tools may be incompatible with industry standards and challenging and costly to implement, which could slow product development or cause us to lose customers and design wins.

We provide software development tools to help customers evaluate our products and bring them into production. Software development is a complex process and we are dependent on software development languages and operating systems from vendors that may limit our ability to design software in a timely manner. Also, as software tools and interfaces change rapidly, new software languages introduced to the market may be incompatible with our existing systems and tools, requiring significant engineering efforts to migrate our existing systems in order to be compatible with those new languages. Existing or new software development tools could make our current products obsolete or hard to use. Software development disruptions could slow our product development or cause us to lose customers and design wins. The integration of software with our products adds complexity, may extend our internal development programs and could impact our customers’ development schedules. This complexity requires increased coordination between hardware and software development schedules and may increase our operating expenses without a corresponding increase in product revenue. This additional level of complexity lengthens the sales cycle and may result in customers selecting competitive products requiring less software integration.

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

Failure to achieve defect-free products may result in increased costs and delays in the availability of our products. Additionally, customers could seek damages from us for their losses and shipments of defective products may harm our reputation with our customers. We have experienced field failures of our semiconductors in certain customer applications that required us to institute additional testing. As a result of these field failures, we incurred warranty costs due to customers returning potentially affected products. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipments of defective products could cause us to lose customers or to incur significant replacement costs, either of which would harm our business.

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

Shortages of materials used in the manufacturing of our products and other key components of our customers’ products may increase our costs, impair our ability to ship our products on time and delay our ability to sell our products.

From time to time, shortages of components and materials that are critical to the design and manufacture of our and our customers’ products may occur. Such critical components and materials include semiconductor wafers and packages, display components, analog-to-digital converters, digital receivers and video decoders. If material shortages occur, we may incur additional costs or be unable to ship our products to our customers in a timely fashion, both of which could harm our business and adversely affect our results of operations.

Our products are characterized by average selling prices that decline over relatively short periods of time, which will negatively affect our financial results unless we are able to reduce our product costs or introduce new products with higher average selling prices.

Average selling prices for our products decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. We have experienced declines in our average selling prices and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. The current crisis in global credit and financial markets may result in more rapid declines in average selling prices as our competitors reduce their prices in attempts to gain market share or as our potential customers have less cash available for purchases and operations and, in some instances, exit the market. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products in a timely manner with higher selling prices or gross profits.

The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products and could harm our operations.

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia and North America. The current global economic crisis has caused a slowdown in the demand for our products and other semiconductor products in general, and the slowdown may continue for an extended period of time. The cyclical nature of the semiconductor industry has also led to significant variances in product demand and production capacity. We have experienced, and may continue to experience, periodic fluctuations in our future financial results because of changes in industry-wide conditions.

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

Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. The price of our common stock may decline, and the value of your investment may be reduced regardless of our performance. Market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Additional factors that could negatively impact our stock price include:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards or acquisitions;

•	the operating and stock price performance of other comparable companies;

•	inconsistent trading volume levels of our common stock; and

•	changes in market valuations of other technology companies.

Any inability or perceived inability of investors to realize a gain on an investment in our common stock could have an adverse effect on our business, financial condition and results of operations by potentially limiting our ability to retain our customers, to attract and retain qualified employees and to raise capital.

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from the NASDAQ Global Market. This could result in the lack of a market for our common stock, cause a decrease in the value of an investment in us, and adversely affect our business, financial condition and results of operations.

On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock increased to over $2.00 per share immediately following the reverse split, the price has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split.

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

Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if our shareholders consider the merger, acquisition or change in management favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:

•	our board of directors is authorized, without prior shareholder approval, to change the size of the board (our articles of incorporation provide that if the board is increased to eight or more members, the board will be divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly change the composition of our board);

•	our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or to effect a change of control, commonly referred to as “blank check” preferred stock;

•	members of our board of directors can be removed only for cause and at a meeting of shareholders called expressly for that purpose, by the vote of 75 percent of the votes then entitled to be cast for the election of directors;

•	our board of directors may alter our bylaws without obtaining shareholder approval; and shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease facilities around the world to house our engineering, sales, sales support, administrative and operations functions. We do not own any of our facilities. As a result of the restructuring plan we initiated in

2006 and completed in 2008, we have consolidated office space and sublease portions of our facilities. At December 31, 2009, our major facilities consisted of the following:

		Total Square	Square Feet	Square Feet	Lease	Sublease
Location	Function(s)	Feet Leased	Utilized	Subleased	Expiration	Expiration

China	Engineering; sales;	46,000	46,000	–	November 2011	–
	customer support
California	Administration;	37,000	23,000	14,000	June 2013	May 2010
	engineering; sales
Taiwan	Customer support;	22,000	22,000	–	Various dates	–
	sales; operations				through November 2011
Oregon	Administration	5,000	5,000	–	November 2013	–
Japan	Sales; customer	4,000	4,000	–	January 2011	–
	support
Washington	None; fully	10,000	–	10,000	October 2011	Various dates
	subleased					through October 2011

Item 3.	Legal Proceedings.

On February 26, 2010, we filed an action against Intersil Corporation (“Intersil”) in the Superior Court of the State of California for the County of Santa Clara, Case No. 1-10-CV-164894. The Complaint filed by the Company alleges breach by Intersil of a license agreement between Intersil and the Company, as well as causes of action for breach of the implied covenant of good faith and fair dealing and declaratory relief. The Complaint alleges that the technology provided by Intersil under the license agreement is defective, and as a result the Company was entitled to stop making payments under the agreement. Payments not made under the agreement will total $1.25 million as of the end of the second quarter of 2010. Intersil contends that the technology provided is not defective, that it is entitled to the additional payments of $1.25 million, and that it had the right to terminate the license agreement for the Company’s failure to make the additional payments. The Company believes that it is not obligated to make the payments due to breach of the license agreement by Intersil, and seeks declaratory relief from the Court that the payments are not due. The first Case Management Conference in the case is scheduled for July 20, 2010. As the Complaint was just recently filed, no discovery has yet been taken, and Intersil has not yet responded to the Complaint. The Company intends to vigorously prosecute the action to enforce its rights under the license agreement.

We are subject to other legal matters that arise from time to time in the ordinary course of our business. Although we currently believe that resolving such matters, individually or in the aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and our view of these matters may change in the future.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “PXLW”. The stock began trading on May 19, 2000. The following table sets forth, for the periods indicated, the highest and lowest sales prices of our common stock as reported on the NASDAQ Global Market.

Fiscal 2009	High	Low

Fourth Quarter	$4.09	$2.15
Third Quarter	4.06	1.25
Second Quarter	1.97	0.56
First Quarter	0.84	0.37

Fiscal 2008	High	Low

Fourth Quarter	$1.45	$0.55
Third Quarter	1.90	1.08
Second Quarter	2.95	1.53
First Quarter	2.64	1.50

As of February 26, 2010, there were 69 shareholders of record and the last per share sales price of the common stock on that date was $4.01. The number of beneficial owners is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker “street name” for the benefit of individual investors.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2009 is disclosed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K and is incorporated herein by reference from the section titled “Information About Our Equity Compensation Plans” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Set forth below is a graph that compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index over the five-year period ended December 31, 2009. Measurement points are the market close on the last trading day of each of our fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index. In accordance with guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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

Statement of Operations Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenue, net	$61,093	$85,164	$105,980	$133,607	$171,704
Cost of revenue	33,798	42,963	59,273	107,506	108,748

Gross profit	27,295	42,201	46,707	26,101	62,956

Operating expenses:
Research and development	20,075	26,512	38,792	57,019	51,814
Selling, general and administrative	13,745	17,945	25,437	35,053	30,616
Restructuring	235	1,589	13,285	13,316	1,162
Amortization of acquired intangible assets	—	164	359	602	1,084
Impairment loss on goodwill	—	—	—	133,739	—
Impairment loss on acquired intangible assets	—	—	—	1,753	—

Total operating expenses	34,055	46,210	77,873	241,482	84,676

Loss from operations	(6,760)	(4,009)	(31,166)	(215,381)	(21,720)

Interest and other income, net	12,338	11,979	2,483	10,254	1,532

Income (loss) before income taxes	5,578	7,970	(28,683)	(205,127)	(20,188)

Provision (benefit) for income taxes	(877)	(8)	2,237	(949)	22,422

Net income (loss)	$6,455	$7,978	$(30,920)	$(204,178)	$(42,610)

Net income (loss) per share:
Basic	$0.48	$0.55	$(1.92)	$(12.69)	$(2.70)

Diluted	$0.47	$0.55	$(1.92)	$(12.69)	$(2.70)

Weighted average shares outstanding:
Basic	13,318	14,399	16,069	16,096	15,779

Diluted	13,687	14,410	16,069	16,096	15,779

Balance Sheet Data

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cash and cash equivalents	$17,797	$53,149	$74,572	$63,095	$68,604
Short- and long-term marketable securities	13,062	10,168	44,385	71,489	77,033
Working capital	25,359	61,947	112,360	108,169	139,291
Total assets	56,078	91,732	161,916	207,771	421,556
Long-term liabilities, net of current portion	26,703	73,250	151,871	147,414	163,357
Total shareholders’ equity (deficit)	13,073	4,711	(8,027)	21,948	215,217

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 119 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Pixelworks’ flexible design architecture enables our technology to produce outstanding image quality in our customers’ products with a range of single-purpose integrated circuits (“ICs”), to system-on-chip (“SoC”) ICs that integrate microprocessor, memory and image processing functions. Additionally, we provide full solutions, including a software development environment and operating system, which enable our customers to more quickly develop and customize their display products, thus reducing their time to market and allowing them to incorporate differentiated features and functions. Our primary target markets are liquid crystal display (“LCD”) large-screen televisions and digital front projectors, however we also target other segments within the flat panel display market, including digital signage.

We have adopted a product strategy that leverages our core competencies in video processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We focus our product investments on developing video enhancement solutions for these markets, with particular focus on adding increased performance and functionality. Additionally, we look for ways to leverage our research and development investment into products that address other high-value markets where our innovative proprietary technology provides differentiation for us and our customers. We continually seek to expand our technology portfolio through internal development, co-development with business partners and evaluation of acquisition opportunities.

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China, Korea, Europe, Southeast Asia and the U.S, and our manufacturers’ representatives support some of our U.S., Korean and European sales. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 97%, 95% and 96% of revenue in 2009, 2008 and 2007, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Factors Affecting Results of Operations and Financial Condition

General Market Conditions

Financial, commercial and consumer markets experienced significant disruption during the last quarter of 2008 and throughout 2009 and adversely affected our results of operations during 2009. We experienced a significant decrease in revenue during the first and second quarters of 2009 as consumer demand decreased and our customers reduced their inventory levels in response to general economic uncertainty and lack of visibility regarding expected future sales. We responded to the economic downturn by initiating a restructuring plan in December 2008 to reduce our operating expenses by reducing operations, research and development and administrative headcount in our San Jose, Taiwan and China offices as well as implementing other cost reduction efforts, including company-wide salary reductions during the second and third quarters of 2009. Although the macroeconomic environment and our business appear to have stabilized during the second half of 2009, consumer confidence and spending are still down significantly and we are unable to predict how the challenging global economic environment may impact our future results of operations and financial position.

Restructuring Plan Initiated in November 2006

In November 2006, we initiated a restructuring plan to reduce operating expenses and continued to implement this plan throughout 2007 and 2008. As part of this plan we closed certain offices and consolidated our operations and research and development activities. We also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property (“IP”) assets, tooling, software development tools and charges for related non-cancelable contracts. This plan significantly decreased our expenses for compensation, software amortization and maintenance, equipment depreciation, information technology, facilities and stock compensation and was completed during the fourth quarter of 2008. Accordingly, 2009 is the first year that fully reflects the cost reductions attributable to the plan initiated in November 2006.

Results of Operations

Year ended December 31, 2009 compared with year ended December 31, 2008, and year ended December 31, 2008 compared with year ended December 31, 2007.

Revenue, net

Net revenue was as follows (in thousands):

	Year ended December 31,			2009 v. 2008		2008 v. 2007
					%		%
	2009	2008	2007	$ change	change	$ change	change

Revenue, net	$61,093	$85,164	$105,980	$(24,071)	(28)%	$(20,816)	(20)%

2009 v. 2008

Net revenue decreased $24.1 million, or 28%, from 2008 to 2009 as the result of a 30% decrease in units sold, partially offset by a 3% increase in average selling price (“ASP”). The decrease in units sold during 2009 compared to 2008 resulted primarily from weakened customer demand due to the worldwide economic downturn, particularly during the first half of 2009. Decreased revenue also resulted from lower sales of our legacy products, including those we acquired in our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005, and lower sales into markets which we no longer pursue. These decreases were partially offset by an increase in sales of our Motion Estimation Motion Compensation (“MEMC”) co-processor ICs, and sales of our next generation projector image processors.

We did experience some recovery in revenue levels in the second half of 2009 compared to the first half of 2009 as the worldwide economy strengthened. Our most significant recovery was in digital projector market sales which were up slightly from the second half of 2008 to the second half of 2009, compared with a decrease of 50% from the first half of 2008 to the first half of 2009. Revenue from our advanced television market, which includes the panel market and our MEMC co-processor ICs, was approximately flat from the second half of 2008 to the second half of 2009, an improvement over the 24% decrease from the first half of 2008 to the first half of 2009. Our revenue from other markets did not experience a recovery during the second half of 2009, compared to the second half of 2008, primarily due to consistent decreases in sales of legacy products in markets which we no longer pursue.

2008 v. 2007

Net revenue decreased $20.8 million, or 20%, from 2007 to 2008 as the result of a 26% decrease in units sold, partially offset by a 9% increase in ASP. The increase in ASP from 2007 to 2008 was primarily the result of an increase in the percentage of total revenue from the digital projector market, which generally has higher ASPs than our other products. The decrease in units sold during 2008 compared to 2007 resulted from decreases in revenue across all of our markets. Digital projector and advanced television market sales decreased due to a general weakening of the market, particularly during the fourth quarter of 2008 as our customers decreased their inventory levels due to macroeconomic uncertainty. Additionally, advanced television market sales decreased due to our decision to shift our focus away from the commoditized SoC segment of the market to focus on our line of MEMC co-processor ICs. Sales of legacy products acquired in the Equator acquisition also decreased as we discontinued our development efforts related to these parts and existing customers switched to next generation designs from other suppliers.

Cost of revenue and gross profit

Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
		% of		% of		% of
	2009	revenue	2008	revenue	2007	revenue

Direct product costs and related overhead [1]	$30,630	50%	$39,362	46%	$53,807	51%
Amortization of acquired intangible assets	2,336	4	2,820	3	2,820	3
Provision for obsolete inventory, net of usage	518	1	488	1	2,376	2
Other [2]	314	0	293	0	270	0

Total cost of revenue	$33,798	55%	$42,963	50%	$59,273	56%

Gross profit	$27,295	45%	$42,201	50%	$46,707	44%

1 Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

2 Includes restructuring, stock-based compensation and additional amortization of non-cancelable prepaid royalty.

2009 v. 2008

Total cost of revenue increased to 55% of revenue in 2009 from 50% of revenue in 2008. The increase was primarily attributable to an increase in direct product costs due to changes in the mix of products sold, including increased sales of our MEMC products and next generation projector processors and decreased sales of our legacy Equator products. Gross profit margins also decreased due to the impact of lower overhead cost absorption due to decreased revenue without corresponding reductions in our fixed costs.

We expect future cost improvements on our MEMC products and next generation projector processors as we continue to ramp production and begin to realize production efficiencies, however we are unable to predict the timing and extent of these improvements. Additionally, our acquired developed technology asset will be fully amortized by June 30, 2010 and amortization of acquired intangible assets recorded in cost of goods sold is expected to decrease from $2.3 million in 2009 to $1.1 million in 2010.

2008 v. 2007

Total cost of revenue decreased to 50% of revenue in 2008 from 56% of revenue in 2007. The decrease was primarily attributable to a more favorable mix of products sold, lower pricing obtained from vendors, and increases in production yields. The net provision for obsolete inventory decreased to 1% of revenue in 2008 from 2% in 2007 as a result of our increased focus on inventory management.

Research and development

Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.

As further described below, we reduced our research and development expense significantly during 2009 and 2008 as the result of restructuring plans initiated in November 2006 and December 2008. As part of these restructuring plans and other on-going initiatives, we also increased the efficiency of our research and development programs by more closely aligning our product development efforts with those of our customers and by implementing improved engineering design methodologies and practices. As a result of these changes, we have improved our ability to develop new and innovative products while reducing our related expenses.

Research and development expense was as follows (in thousands):

	Year ended December 31,			2009 v. 2008		2008 v. 2007
					%		%
	2009	2008	2007	$ change	change	$ change	change

Research and development	$20,075	$26,512	$38,792	$(6,437)	(24)%	$(12,280)	(32)%

2009 v. 2008

Research and development expense decreased $6.4 million, or 24%, from 2008 to 2009. This decrease is primarily attributable to the restructuring efforts that we initiated in November 2006 and December 2008, and which were completed in the fourth quarter of 2008 and second quarter of 2009, respectively. These efforts resulted in the following reductions in research and development expenses:

•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $2.7 million. This decrease resulted from fewer engineering software tools due to changes in product development strategy as well as decreased amortization from certain licensed technology which became fully amortized during the first and second quarters of 2009.

•	Compensation expense decreased $1.9 million as a result of:

•	a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

•	a reduced senior management bonus for 2009 compared to 2008; and

•	continuous improvement in our engineering practices to lower costs and improve efficiency.

•	Stock-based compensation expense decreased $786,000 due to personnel reductions and reduced valuation of our stock options.

•	Facilities and information technology expense allocations decreased $748,000, primarily due to reductions in rent and decreased depreciation of equipment and leasehold improvements.

2008 v. 2007

Research and development expense decreased $12.3 million, or 32%, from 2007 to 2008. This decrease is directly attributable to the restructuring efforts that we initiated in 2006 and completed in the fourth quarter of 2008. These efforts resulted in the following reductions in research and development expenses:

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

	Year ended December 31,			2009 v. 2008		2008 v. 2007
					%		%
	2009	2008	2007	$ change	change	$ change	change

Selling, general and administrative	$13,745	$17,945	$25,437	$(4,200)	(23)%	$(7,492)	(29)%

2009 v. 2008

Selling, general and administrative expense decreased $4.2 million, or 23%, from 2008 to 2009. The decrease in selling, general and administrative expense from 2008 to 2009 is primarily attributable to the restructuring efforts that we initiated in November 2006 and December 2008, and which were completed in the fourth quarter of 2008 and second quarter of 2009, respectively. These efforts resulted in the following reductions in selling, general and administrative expenses:

•	Compensation expense decreased $1.6 million as a result of:

•	a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

•	a reduced senior management bonus for 2009 compared to 2008; and

•	headcount reductions during 2009.

•	Stock-based compensation expense decreased $658,000 due to personnel reductions and reduced valuation of our stock options.

•	Facilities and information technology allocations decreased $525,000, primarily due to reductions in headcount, outsourced IT support, lower rent and decreased equipment depreciation.

•	Sales commissions decreased $520,000 primarily due to lower sales volume.

2008 v. 2007

Selling, general and administrative expense decreased $7.5 million, or 29%, from 2007 to 2008. The decrease in selling, general and administrative expense from 2007 to 2008 is primarily attributable to the restructuring efforts that we initiated in 2006 and completed in the fourth quarter of 2008. These efforts resulted in the following reductions in selling, general and administrative expenses:

•	Compensation expense decreased $3.3 million. The decrease in compensation expense in 2008 is primarily due to significant headcount reductions that occurred in the second half of 2007, partially off-set by headcount increases in the second half of 2008.

•	Stock-based compensation expense decreased $2.3 million due to personnel reductions and reduced valuation of our stock options.

•	Facilities and information technology allocations decreased $689,000, primarily due to reductions in headcount, outsourced IT support, lower rent and decreased equipment depreciation.

•	Travel and related expenses decreased $530,000.

Restructuring

Years Ended December 31, 2009 and 2008

Restructuring expense was comprised of the following amounts (in thousands):

	Year ended December 31, 2009			Year ended December 31, 2008
	Dec. 08	Nov. 06		Dec. 08	Nov. 06
	Plan	Plan	Total	Plan	Plan	Total

Termination and retention benefits [1]	$118	$–	$118	$666	$506	$1,172
Consolidation of leased space [2]	–	160	160	–	508	508

Total restructuring expenses	$118	$160	$278	$666	$1,014	$1,680

Included in cost of sales	$43	$–	$43	$91	$–	$91
Included in operating expenses	75	160	235	575	1,014	1,589

[1]	Includes severance payments for terminated employees in 2009 and 2008 and retention payments for certain continuing employees in 2008.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted from global economic uncertainty. The plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and was completed during the second quarter of 2009.

In November 2006, we initiated a restructuring plan that included consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency. During 2008, we incurred additional expenses for termination benefits and consolidation of leased space related to specific actions initiated in prior years and also incurred expenses related to the closure of our Toronto office. Although this plan was completed in the fourth quarter of 2008, lease termination costs were recorded in 2009 due to decreases in estimated future sublease income related to accruals made under the plan initiated in November 2006.

Year Ended December 31, 2007

Restructuring expense was comprised of the following amounts (in thousands):

Nov. 06
Plan

Termination and retention benefits [1]	$5,420
Net write-off of assets and reversal of related liabilities [2]	3,905
Contract termination fee [3]	1,693
Consolidation of leased space [4]	1,524
Payments, non-cancelable contracts [5]	827
Other	88

Total restructuring expenses	$13,457

Included in cost of sales	$172
Included in operating expenses	13,285

[1]	Termination and retention benefits included severance and retention payments for terminated employees and retention payments for certain continuing employees.

[2]	We wrote off assets with a net book value of $6.9 million as a result of our November 2006 restructuring plan. These assets consisted primarily of engineering software tools which we are no longer using due to the reductions in research and development personnel and changes in product development strategy. We also reversed accrued liabilities in the amount of $3.0 million related to the write-off of the engineering software tools.

[3]	We paid a contract termination fee of $1.7 million to cancel a software license agreement prior to its expiration.

[4]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

[5]	Non-cancelable contract payments consist of amounts that we were obligated to pay, but for which we did not realize a benefit due to the restructuring plans.

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

Amortization of acquired intangible assets

Amortization of acquired intangible assets was as follows (in thousands):

	Year ended December 31,
	2009	2008	2007

Amortization of acquired intangible assets	$–	$164	$359

We recorded a customer relationship intangible asset in connection with the acquisition of Equator in June 2005. As of December 31, 2008, the customer relationship intangible asset was fully amortized.

Interest and other income, net

Interest and other income, net consisted of the following (in thousands):

	Year ended December 31,			$ change
	2009	2008	2007	2009 v. 2008	2008 v. 2007

Gain on repurchase of long-term debt, net [1]	$12,860	$19,670	$–	$(6,810)	$19,670
Other-than-temporary impairment of marketable security, net [2]	–	(7,890)	–	7,890	(7,890)
Interest income [3]	242	2,102	5,786	(1,860)	(3,684)
Interest expense [4]	(640)	(1,695)	(2,642)	1,055	947
Amortization of debt issuance costs [5]	(124)	(426)	(661)	302	235
Other income [6]	–	218	–	(218)	218

Total interest and other income, net	$12,338	$11,979	$2,483	$359	$9,496

[1]	In February 2009, we repurchased and retired $27.1 million of our 1.75% convertible subordinated debentures for a net gain of $9.0 million. In May 2009, we repurchased and retired $17.8 million of the debentures for a net gain of $3.8 million. In 2008, we repurchased and retired $79.4 million of the debentures for a net gain of $19.7 million.

[2]	In the first quarter of 2008, we recognized an other-than-temporary impairment of $6.5 million on an investment in a publicly-traded equity security, due to the duration of time that the investment had been below cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors. In the fourth quarter of 2008, we recognized a second other-than-temporary impairment of $1.4 million on the same investment, based on the same factors considered in our March 31, 2008 analysis.

[3]	Interest income is earned on cash equivalents and short- and long-term marketable securities. The sequential decreases during the 2009 and 2008 periods are due to lower balances of marketable securities, which resulted from our repurchases of long-term debt and decreased yields on our invested funds.

[4]	Interest expense primarily relates to interest payable on our long-term debt. The sequential decreases during the 2009 and 2008 periods are due to the reduced outstanding principal balance which resulted from our repurchases of our long-term debt.

[5]	The fees associated with the issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The remaining amortization period is 17 months as of December 31, 2009. The sequential decreases during the 2009 and 2008 periods is due to the write-off of fees associated with the portions of long-term debt repurchased in 2009 and 2008.

[6]	In the second quarter of 2008, we recognized a gain of $218,000 on the sale of a non-marketable equity security.

Provision (benefit) for income taxes

The provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,
	2009	2008	2007

Provision (benefit) for income taxes	$(877)	$(8)	$2,237

The income tax benefit recorded for the year ended December 31, 2009 is comprised of current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, offset by a benefit of $1.8 million for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations. The income tax benefit recorded for the year ended December 31, 2008 is comprised of current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, offset by a benefit of $866,000 for refundable research and experimentation credits and a benefit of $559,000 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations. The income tax provision recorded for the year ended

December 31, 2007 is comprised of current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

At December 31, 2009, we continued to provide a full valuation allowance against our U.S. and Canadian deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We did not record a valuation allowance against our foreign deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of December 31, 2009, we have generated deductible temporary differences and net operating loss and tax credit carryforwards. We have federal, state and foreign net operating loss carryforwards of approximately $167.1 million, $86.6 million and $1.2 million, respectively, and federal, state and foreign research and experimentation tax credit carryforwards of approximately $7.2 million, $2.9 million and $2.5 million, respectively. General foreign tax credits were $2.1 million at December 31, 2009.

Business Outlook

On January 28, 2010, we provided an outlook for the first quarter of 2010 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

•	First quarter revenue of $17.5 million to $19.5 million.

•	Gross profit margin of approximately 44% to 49%.

•	Operating expenses of $9.0 million to $10.0 million.

•	A benefit for income tax of approximately $5.0 million to $5.5 million.

Based on the above estimates, we expect to record net income per share in the first quarter of 2010 of $0.18 to $0.42.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalent and short- and long-term marketable securities were as follows (in thousands):

	December 31,			$ Change
	2009	2008	2007	2009 v. 2008	2008 v. 2007

Cash and cash equivalents	$17,797	$53,149	$74,572	$(35,352)	$(21,423)
Short-term marketable securities	9,822	8,058	34,581	1,764	(26,523)
Long-term marketable securities	3,240	2,110	9,804	1,130	(7,694)

Total cash and marketable securities	$30,859	$63,317	$118,957	$(32,458)	$(55,640)

Total cash and marketable securities decreased $32.5 million from 2008 to 2009. The decrease resulted primarily from $31.5 million used for the repurchase of long-term debt, $2.2 million in payments on property and equipment and other asset financing and $1.6 million used for purchases of property and equipment and other long-term assets. The decreases were partially offset by $2.0 million of positive cash flow from operations and a $1.1 million increase in the valuation of our long-term marketable security.

Total cash and marketable securities decreased $55.6 million from 2007 to 2008. The decrease resulted primarily from $58.6 million used for the repurchase of long-term debt, $4.6 million in payments on property and equipment and other asset financing, $2.6 million used for the repurchase of our common stock and $2.2 million used for purchases of property and equipment. The decreases were partially offset by $15.0 million of positive cash flow from operations.

At December 31, 2009, cash equivalents and short-term marketable securities included $17.1 million in money market funds and certificates of deposit, $6.3 million in U.S. government agencies debt securities, $3.0 million in commercial paper, and $543,000 in corporate debt securities. At December 31, 2009, we also held a

$3.2 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.

The quality of our short-term investment portfolio remains high during this difficult credit environment. Our investment policy requires that at least 25% of our portfolio matures within 90 days. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.

The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of December 31, 2009, we had a total unrealized loss of $2,000 on these investments.

The valuation of our long-term equity investment has fluctuated significantly, and could continue to fluctuate significantly, due to a variety of factors including changes in the global economy and changes in the actual or expected performance of the issuing company. We recorded other-than-temporary impairments related to this investment of $7.9 million. Although the valuation of our investment has increased $1.1 million since we recorded our last other-than-temporary impairment in December 2008, we may record additional impairment charges in the future if we determine that any future declines in value are other-than-temporary. Such an impairment would negatively impact our results of operations, but would not materially impact our financial condition.

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

Accounts receivable, net

Accounts receivable, net decreased to $5.6 million at December 31, 2009 from $6.1 million at December 31, 2008. Average number of days sales outstanding decreased to 26 days at December 31, 2009 from 29 days at December 31, 2008.

Inventories, net

Inventories, net increased to $6.2 million at December 31, 2009 from $5.0 million at December 31, 2008. Inventory turnover on an annualized basis was 7.0 at both December 31, 2009 and December 31, 2008, which represents approximately eight weeks of inventory on hand.

Capital resources

In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10.0 million principal amount of the debentures. In 2008, we repurchased and retired $79.4 million principal amount of the debentures for $58.6 million in cash. In 2009, we repurchased and retired $44.9 million principal amount of the debentures for $31.5 million in cash, reducing the balance of our outstanding debentures to $15.8 million.

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

In September 2007, the Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock under a share repurchase program that expired in September 2009. We repurchased 228,600 shares for $167,000 in the first quarter of 2009 and no shares were repurchased during the remainder of 2009. Total cumulative repurchases under the plan were $7.1 million.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable, and collection is reasonably assured. We require customers to provide purchase orders prior to shipment and we consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. These conditions are generally satisfied upon shipment of the underlying product.

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

Certain distributors also have price protection provisions in their distributor agreements with us. Under the price protection provisions, we grant distributors credit if they purchased product for a specific end customer and we subsequently lower the price to the end customer such that the distributor can no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection, if required, is included in our reserve for sales returns and allowances.

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

Allowance for Doubtful Accounts. We offer credit to customers after careful examination of their creditworthiness. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. At the end of each reporting period, we estimate the allowance for doubtful accounts based on our account-by-account risk analysis of outstanding receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2009, our analysis is dependent upon our estimates of future cash flows, and our actual results may vary.

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

Income Taxes. We record deferred income taxes for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes and we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We also regularly conduct a comprehensive review of our uncertain tax positions. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects as a liability for uncertain tax positions in our consolidated balance sheet.

Contractual Payment Obligations

A summary of our contractual obligations as of December 31, 2009 is as follows:

	Payments Due By Period
		Less than			More than 5
Contractual Obligation	Total	1 year	1-3 years	3-5 years	years

Long-term debt [1]	$15,779	$–	$15,779	$–	$–
Interest on long-term debt	414	276	138	–	–
Operating leases [2]	5,694	2,182	2,911	601	–
Payments on accrued balances related to asset purchases	2,620	2,067	553	–	–
Estimated Q1 2010 purchase commitments to contract manufacturers	7,195	7,195	–	–	–

Total [3]	$31,702	$11,720	$19,381	$601	$–

[1]	The earliest date on which the holders of our 1.75% convertible subordinated debentures due 2024 have the right to require us to purchase all or a portion of the outstanding debentures is May 15, 2011. We expect holders of the debentures to require us to purchase all of the outstanding debentures on that date.

[2]	The operating lease payments above are net of sublease rental income of $193,000 and $48,000 for the years ended December 31, 2010 and 2011, respectively.

[3]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $9.5 million of income taxes payable has been excluded from the table above.

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

During 2009 and as of December 31, 2009, a significant majority of our cash and investments were held as cash or in money market funds with yields approaching zero, accordingly, a hypothetical decrease in interest rates would not have a significant impact on our results of operations or financial position.

As of December 31, 2009, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

All of our sales and inventory purchases are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales or cost of goods sold. We have employees located in offices in Japan, Taiwan, Korea and the People’s Republic of China and as such, a portion of our operating expenses as well as foreign income taxes payable are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We cannot reasonably estimate the effect that an immediate change in foreign currency exchange rates would have on our operating results or cash flows. Currently, we do not hedge against foreign currency rate fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 7 to the consolidated financial statements, the Company changed their method of accounting for uncertain tax positions effective January 1, 2007.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 10, 2010

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$17,797	$53,149
Short-term marketable securities	9,822	8,058
Accounts receivable, net	5,619	6,149
Inventories, net	6,158	4,981
Prepaid expenses and other current assets	2,265	3,381

Total current assets	41,661	75,718
Long-term marketable security	3,240	2,110
Property and equipment, net	5,121	5,187
Other assets, net	5,006	5,331
Acquired intangible assets, net	1,050	3,386

Total assets	$56,078	$91,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,680	$4,215
Accrued liabilities and current portion of long-term liabilities	8,513	9,419
Current portion of income taxes payable	109	137

Total current liabilities	16,302	13,771
Long-term liabilities, net of current portion	1,462	2,035
Income taxes payable, net of current portion	9,462	10,581
Long-term debt	15,779	60,634

Total liabilities	43,005	87,021
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	–	–
Common stock, $0.001 par value; 250,000,000 shares authorized, 13,403,057 and 13,508,127 shares issued and outstanding as of December 31, 2009 and 2008, respectively	334,849	333,974
Accumulated other comprehensive income	1,087	55
Accumulated deficit	(322,863)	(329,318)

Total shareholders’ equity	13,073	4,711

Total liabilities and shareholders’ equity	$56,078	$91,732

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenue, net	$61,093	$85,164	$105,980
Cost of revenue (1)	33,798	42,963	59,273

Gross profit	27,295	42,201	46,707
Operating expenses:
Research and development (2)	20,075	26,512	38,792
Selling, general and administrative (3)	13,745	17,945	25,437
Restructuring	235	1,589	13,285
Amortization of acquired intangible assets	–	164	359

Total operating expenses	34,055	46,210	77,873

Loss from operations	(6,760)	(4,009)	(31,166)
Gain on repurchase of long-term debt, net	12,860	19,670	–
Interest income	242	2,102	5,786
Interest expense	(640)	(1,695)	(2,642)
Amortization of debt issuance costs	(124)	(426)	(661)
Other-than-temporary impairment of marketable security	–	(7,890)	–
Other income	–	218	–

Interest and other income, net	12,338	11,979	2,483

Income (loss) before income taxes	5,578	7,970	(28,683)
Provision (benefit) for income taxes	(877)	(8)	2,237

Net income (loss)	$6,455	$7,978	$(30,920)

Net income (loss) per share
Basic	$0.48	$0.55	$(1.92)

Diluted	$0.47	$0.55	$(1.92)

Weighted average shares outstanding
Basic	13,318	14,399	16,069

Diluted	13,687	14,410	16,069

(1) Includes:
Amortization of acquired developed technology	$2,336	$2,820	$2,820
Additional amortization of non-cancelable prepaid royalty	251	144	–
Restructuring	43	91	172
Stock-based compensation	20	58	98
(2) Includes stock-based compensation	464	1,250	2,320
(3) Includes stock-based compensation	540	1,198	3,527

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$6,455	$7,978	$(30,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	(12,860)	(19,670)	–
Other-than-temporary impairment of marketable security	–	7,890	–
Depreciation and amortization	4,607	6,700	13,999
Amortization of acquired intangible assets	2,336	2,984	3,179
Stock-based compensation	1,024	2,506	5,945
Amortization of debt issuance costs	124	426	661
Deferred income tax expense	68	291	512
Amortization (accretion) on short- and long-term marketable securities	24	(345)	(583)
Loss on asset disposals	4	180	210
Write-off of assets to restructuring	–	14	3,905
Other	55	55	55
Changes in operating assets and liabilities:
Accounts receivable, net	530	74	3,092
Inventories, net	(1,177)	6,284	2,544
Prepaid expenses and other current and long-term assets, net	931	974	3,300
Accounts payable	3,389	223	(4,101)
Accrued current and long-term liabilities	(2,377)	(1,454)	(2,995)
Income taxes payable	(1,147)	(149)	(130)

Net cash provided by (used in) operating activities	1,986	14,961	(1,327)

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	13,195	54,532	79,482
Purchases of marketable securities	(15,110)	(22,999)	(52,885)
Purchases of property and equipment	(1,481)	(2,158)	(2,886)
Purchases of licensed technology	(102)	–	–
Proceeds from sales of property and equipment	2	20	26
Purchases of other assets	–	–	(308)

Net cash provided by (used in) investing activities	(3,496)	29,395	23,434

Cash flows from financing activities:
Repurchase of long-term debt	(31,532)	(58,554)	–
Payments on asset financings	(2,161)	(4,646)	(6,715)
Repurchase of common stock	(167)	(2,626)	(4,269)
Proceeds from issuances of common stock	18	47	354

Net cash used in financing activities	(33,842)	(65,779)	(10,630)

Net change in cash and cash equivalents	(35,352)	(21,423)	11,477
Cash and cash equivalents, beginning of period	53,149	74,572	63,095

Cash and cash equivalents, end of period	$17,797	$53,149	$74,572

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated			Total
					Other			Shareholders’
	Common Stock		Exchangeable Shares		Comprehensive	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Income (Loss)	Income (loss)	Deficit	(Deficit)

Balance as of December 31, 2006	16,204,514	$331,567	15,878	$450	$(3,693)		$(306,376)	$21,948
Stock issued under stock option and stock purchase plans	149,376	354	–	–	–		–	354
Repurchase of common stock	(1,260,833)	(4,269)	–	–	–		–	(4,269)
Conversion of exchangeable shares into common stock	11,869	337	(11,869)	(337)	–		–	–
Stock-based compensation expense	–	5,945	–	–	–		–	5,945
Net loss	–	–	–	–	–	$(30,920)	(30,920)	(30,920)
Unrealized loss on available-for-sale securities, net of tax of $0	–	–	–	–	(1,090)	(1,090)	–	(1,090)
Pension adjustment, net of tax of $2	–	–	–	–	5	5	–	5

Comprehensive loss						$(32,005)

Balance as of December 31, 2007	15,104,926	333,934	4,009	113	(4,778)		(337,296)	(8,027)
Stock issued under stock option and stock purchase plans	24,929	47	–	–	–		–	47
Repurchase of common stock	(1,625,737)	(2,626)	–	–	–		–	(2,626)
Conversion of exchangeable shares into common stock	4,009	113	(4,009)	(113)	–		–	–
Stock-based compensation expense	–	2,506	–	–	–		–	2,506
Net income	–	–	–	–	–	$7,978	7,978	7,978
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable security included in net income, net of tax of $0	–	–	–	–	4,810	4,810	–	4,810
Unrealized gain on available-for-sale securities, net of tax of $0	–	–	–	–	50	50	–	50
Pension adjustment, net of tax of $(7)	–	–	–	–	(27)	(27)	–	(27)

Comprehensive income						$12,811

Balance as of December 31, 2008	13,508,127	333,974	–	–	55		(329,318)	4,711
Stock issued under stock option and stock purchase plans	123,530	18	–	–	–		–	18
Repurchase of common stock	(228,600)	(167)	–	–	–		–	(167)
Stock-based compensation expense	–	1,024	–	–	–		–	1,024
Net income	–	–	–	–	–	$6,455	6,455	6,455
Unrealized gain on available-for-sale securities, net of tax of $0	–	–	–	–	1,003	1,003	–	1,003
Pension adjustment, net of tax of $11	–	–	–	–	29	29	–	29

Comprehensive income						$7,487

Balance as of December 31, 2009	13,403,057	$334,849	–	$–	$1,087		$(322,863)	$13,073

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 119 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Consolidated Financial Statements

Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $(69), $(121) and $578 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has performed an evaluation of subsequent events through March 10, 2010, which is the date the financial statements were issued and no such events were identified.

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

Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statements to conform with the 2009 and 2008 presentation, including the reclassification of payments on asset financing as financing activities in the consolidated statements of cash flow.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We classify all highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents totaled $17,073 and $34,213 at December 31, 2009 and 2008, respectively.

Marketable Securities

Our investments in marketable securities are classified as available-for-sale. Available-for-sale securities are stated at fair value based on quoted market prices with unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income, a component of shareholders’ equity. The cost of securities sold is based on the specific identification method.

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

Short-term marketable debt securities have remaining maturities of twelve months or less.

Accounts Receivable

Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. At the end of each reporting period, we estimate the allowance for doubtful accounts based on an account-by-account risk analysis of outstanding receivable balances. The determination to write-off specific accounts receivable balances is made based on likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.

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

Reviews for potential impairment of these assets are performed whenever events or circumstances indicate that their carrying amount may not be recoverable, or that their useful lives may be shorter than originally estimated. Impairment is assessed by comparing the projected undiscounted net cash flows associated with the assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of the assets.

The cost of property and equipment repairs and maintenance is expensed as incurred.

Acquired Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Reviews for potential impairment of these assets are performed whenever events or circumstances indicate that their carrying amount may not be recoverable, or that their useful lives may be shorter than originally estimated. Impairment is assessed by comparing the projected undiscounted net cash flows associated with the assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of the assets.

Licensed Technology

We have capitalized licensed technology assets in other long-term assets. These assets are stated at cost and are amortized on a straight-line basis over the term of the license or the estimated life of the asset, if the license is not contractually limited, which is generally three to five years. Reviews for potential impairment of these assets are performed whenever events or circumstances indicate that their carrying amount may not be recoverable, or that their useful lives may be shorter than originally estimated. Impairment is assessed by comparing the projected undiscounted net cash flows associated with the assets over their remaining useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of the assets.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable, and collection is reasonably assured. We require customers to provide purchase orders prior to shipment and we consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. These conditions are generally satisfied upon shipment of the underlying product.

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

A portion of our sales are made to distributors under agreements that grant the distributor limited stock rotation rights and price protection on in-stock inventory. The stock rotation rights allow these distributors to exchange a limited amount of their in-stock inventory for other Pixelworks product. We analyze historical stock rotations at the end of each reporting period. To date, returns under the stock rotation provision have been nominal, and as a result, we have not recorded a reserve for stock rotations.

Under the price protection provisions, we grant distributors credit if they purchased product for a specific end customer and we subsequently lower the price to the end customer such that the distributor can no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection, if required, is included in our reserve for sales returns and allowances, which is included in accrued liabilities in our consolidated balance sheet.

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

Stock-Based Compensation

We currently sponsor a stock incentive plan that allows for issuance of employee stock options and restricted stock awards. We recognize expense for share-based awards using the fair value of the awards on the grant date.

The fair values of our stock option grants are estimated as of the grant date using the Black-Scholes option valuation model which is affected by our estimates of the risk free interest rate, our expected dividend yield, the expected term of the awards and the expected share price volatility of our common shares over the term of the awards. The fair values of our restricted stock awards are based on the market value of our stock on the date of grant, adjusted for the effect of estimated forfeitures.

As a result of, and subsequent to, the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the “simplified method” to estimate the expected term used in the valuation of stock options granted. The simplified method is used since we do not have sufficient historical share option exercise experience for options granted with a six year contractual life. We will continue to use the simplified method until we have sufficient historical share option exercise experience to develop a more refined estimate of expected term.

The fair value of share-based payment awards is expensed straight-line over the requisite service period, which is generally the vesting period, for the entire award.

Research and Development

Costs associated with research and development activities are expensed as incurred, except for materials with alternate future uses which are capitalized and depreciated over their estimated useful life.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce deferred tax assets to the amount expected “more likely than not” to be realized in future tax returns.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, consists of the following:

	December 31,
	2009	2008

Accumulated net unrealized holding gain on available-for-sale and long-term marketable security	$1,128	$125
Accumulated transition pension obligation	(48)	(48)
Actuarial gain (loss) on pension obligation	7	(22)

Accumulated other comprehensive income	$1,087	$55

Leases

Our various office space and equipment leases are classified as operating leases. Certain of our leases for office space contain provisions under which monthly rent escalates over time and certain leases also contain provisions for reimbursement of a specified amount of leasehold improvements. When lease agreements contain escalating rent clauses, we recognize rent expense on a straight-line basis over the term of the lease. When lease agreements provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized.

Fair Value of Financial Instruments

See Note 4 for information regarding accounting policies related to the fair value of our financial instruments.

Risks and Uncertainties

Concentration of Suppliers

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on three third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 was subsequently incorporated into ASC Topic 105, “Generally Accepted Accounting Principles” and was adopted by the Company during the current year. The adoption did not have a material impact on our consolidated financial position or results of operations but will impact our financial reporting by eliminating all references to pre-codification standards.

NOTE 3.	BALANCE SHEET COMPONENTS

Marketable Securities – See Note 4

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,
	2009	2008

Accounts receivable, gross	$6,047	$6,691
Allowance for doubtful accounts	(428)	(542)

Accounts receivable, net	$5,619	$6,149

The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of year	$542	$542	$200
Additions charged (reductions credited)	(75)	–	483
Accounts written-off, net of recoveries	(39)	–	(141)

Balance at end of year	$428	$542	$542

Inventories, Net

Inventories consist of the following:

	December 31,
	2009	2008

Finished goods	$2,888	$4,617
Work-in-process	5,410	5,358

	8,298	9,975
Reserve for slow-moving and obsolete items	(2,140)	(4,994)

Inventories, net	$6,158	$4,981

The following is a summary of the change in our reserve for slow-moving and obsolete items:

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$4,994	$5,950	$5,950
New provision	1,225	1,496	4,365
Sales of previously reserved inventory	(707)	(1,008)	(1,989)

Net provision for obsolete inventory	518	488	2,376
Final scrap of previously reserved inventory	(3,372)	(1,444)	(2,376)

Balance at end of period	$2,140	$4,994	$5,950

Based upon our forecast and backlog we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at December 31, 2009. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. During the years ended December 31, 2009, 2008, and 2007, sales of previously reserved inventory were primarily due to unanticipated demand for products nearing end-of-life. It is not possible for us to predict if or when this may happen again, or how much we may sell. If such sales occur, we do not expect that they will have a material impact on our gross profit margin.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable, other receivables and deferred tax assets.

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,
	2009	2008

Software	$6,712	$9,141
Equipment, furniture and fixtures	7,289	6,668
Tooling	1,837	1,244
Leasehold improvements	2,634	3,174

	18,472	20,227
Accumulated depreciation and amortization	(13,351)	(15,040)

Property and equipment, net	$5,121	$5,187

Software amortization was $1,973, $2,634 and $8,374 for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,723, $2,392 and $3,762 for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Assets, Net

Other assets, net consist primarily of licensed technology as of December 31, 2009 and 2008. Amortization of licensed technology was $911, $1,674 and $1,863 for the years ended December 31, 2009, 2008 and 2007, respectively.

Acquired Intangible Assets, Net

Acquired intangible assets consist of the following developed technology:

	December 31,
	2009	2008

Gross carrying amount	$19,170	$19,170
Less: accumulated amortization	(18,120)	(15,784)

Acquired intangible assets, net	$1,050	$3,386

Amortization expense was $2,336, $2,984 and $3,179 for the years ended December 31, 2009, 2008, and 2007, respectively. Estimated future amortization expense for the year ending December 31, 2010 is $1,050.

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2009	2008

Accrued payroll and related liabilities	$2,279	$3,749
Current portion of accrued liabilities for asset financings	2,068	1,116
Accrued commissions and royalties	853	728
Reserve for warranty returns	304	593
Accrued interest payable	257	236
Accrued costs related to restructuring	190	940
Reserve for sales returns and allowances	55	100
Other	2,507	1,957

	$8,513	$9,419

The following is a summary of the changes in our reserves for warranty returns and sales returns and allowances:

	Year Ended December 31,
	2009	2008	2007

Reserve for warranty returns:
Balance at beginning of year	$593	$932	$662
Provision (benefit)	269	(203)	1,418
Charge-offs	(558)	(136)	(1,148)

Balance at end of year	$304	$593	$932

Reserve for sales returns and allowances:
Balance at beginning of year	$100	$175	$479
Provision	9	25	123
Charge-offs	(54)	(100)	(427)

Balance at end of year	$55	$100	$175

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion consist of the following:

	December 31,
	2009	2008

Accrued liabilities for asset financings	$553	$699
Deferred rent	494	617
Accrued costs related to restructuring	218	262
Payroll and related liabilities	136	182
Other	61	275

	$1,462	$2,035

Long-Term Debt and Debt Issuance Costs

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

As of December 31, 2009, $15,779 of the debentures are outstanding. The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they cannot be settled in cash or other assets. We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest.

The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, and are effectively subordinated to all existing and future debt of our subsidiaries. At December 31, 2009, we had no senior debt outstanding and our subsidiaries had approximately $2,299 of liabilities to which the debentures were effectively subordinated.

We have evaluated each of the put, call and conversion features of the debentures and concluded that none of these features constitute embedded derivatives that must be bifurcated from the host contract and accounted for as derivatives.

The fees associated with the issuance of the convertible debentures included $4,500 withheld from the proceeds and $462 paid in cash. These debt issuance costs have been capitalized and are included in long-term assets in the consolidated balance sheets. The debt issuance costs are being amortized over seven years on a straight-line basis, which approximates the effective interest rate method. Debt issuance costs at December 31, 2009 and 2008 were $105 and $692, respectively.

NOTE 4.	MARKETABLE SECURTIES AND FAIR VALUE MEASUREMENTS

At December 31, 2009 and 2008, all of our marketable securities are classified as available-for-sale and consist of the following:

		Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term marketable securities:
As of December 31, 2009:
US government agencies debt securities	$6,286	$(3)	$6,283
Commercial paper	2,996	–	2,996
Corporate debt security	542	1	543

	$9,824	$(2)	$9,822

As of December 31, 2008:
US government agencies debt securities	$3,487	$105	$3,592
Commercial paper	3,486	2	3,488
Corporate debt securities	960	18	978

	$7,933	$125	$8,058

Long-term marketable security:
As of December 31, 2009:
Equity security	$2,110	$1,130	$3,240

As of December 31, 2008:
Equity security	$2,110	$–	$2,110

Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the consolidated balance sheets. During the year ended December 31, 2009, we sold an available-for-sale short-term marketable security for gross proceeds of $1,798 and a gross realized gain of $3.

During the year ended December 31, 2008, we recorded two other-than-temporary impairments of our long-term equity investment after reviewing the investment’s rapid decline in value, the extended duration of time which the fair value of the investment had been below our cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors. The total other-than-temporary impairment recorded in our statement of operations during the year ended December 31, 2008 was $7,890 and decreased our cost basis from $10,000 to $2,110 as of December 31, 2008.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Three levels of inputs may be used to measure fair value:

Level 1:  Valuations based on quoted prices in active markets for identical assets and liabilities.

Level 2:	Valuations based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The following tables present information about our assets measured at fair value on a recurring basis in the consolidated balance sheets at December 31, 2009 and 2008:

	Level 1	Level 2	Level 3	Total

As of December 31, 2009
Cash equivalents	$17,073	$–	$–	$17,073
Short-term marketable securities	–	9,822	–	9,822
Long-term marketable security	3,240	–	–	3,240

Total	$20,313	$9,822	$–	$30,135

As of December 31, 2008
Cash equivalents	$34,213	$–	$–	$34,213
Short-term marketable securities	–	8,058	–	8,058
Long-term marketable security	2,110	–	–	2,110

Total	$36,323	$8,058	$–	$44,381

Level 1 assets consist primarily of money market funds and a long-term equity security. Level two assets include commercial paper, corporate debt securities and U.S. government agencies debt securities. We primarily use the market approach to determine the fair value of our financial assets.

The fair value of our current assets and liabilities, including accounts receivable and accounts payable, approximates the carrying value due to the short-term nature of these balances. As of December 31, 2009, the value of our long-term debt is $14,779 based on the most recent sale of our debt. The carrying value of our long-term debt at December 31, 2009 is $15,779. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

NOTE 5.	EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding, and include exchangeable shares. The exchangeable shares, which were issued on September 6, 2002 by Jaldi Semiconductor Corporation (“Jaldi”), our Canadian subsidiary, to its shareholders in connection with the Jaldi asset acquisition, had characteristics essentially equivalent to Pixelworks’ common stock. As of January 31, 2008 all exchangeable shares had been exchanged for shares of Pixelworks common stock. Basic and diluted weighted average shares outstanding have been calculated to reflect the June 4, 2008 one-for three reverse stock split in all periods presented.

Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our debentures, using the if-converted method, when such conversion is dilutive.

The following schedule reconciles the computation of basic net income (loss) per share and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Net income (loss)	$6,455	$7,978	$(30,920)

Basic weighted average shares outstanding	13,318	14,399	16,069
Common share equivalents:
Dilutive effect of stock options and awards	369	11	–

Diluted weighted average shares outstanding	13,687	14,410	16,069

Net income (loss) per common share – basic	$0.48	$0.55	$(1.92)

Net income (loss) per common share – diluted	$0.47	$0.55	$(1.92)

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive:

	Year Ended December 31,
	2009	2008	2007

Stock options	1,500,767	1,793,187	1,962,893
Conversion of debentures	356,309	1,191,026	1,916,259

NOTE 6.	RESTRUCTURINGS

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

Total restructuring expense included in our consolidated statements of operations is comprised of the following:

	Year Ended December 31,
	2009	2008	2007

Cost of revenue – restructuring:
Termination and retention benefits	$43	$91	$172

Operating expenses – restructuring:
Consolidation of leased space	160	508	1,524
Termination and retention benefits	75	1,081	5,248
Net write-off of assets and reversal of related liabilities	–	–	3,905
Contract termination fee	–	–	1,693
Payments, non-cancelable contracts	–	–	827
Other	–	–	88

	235	1,589	13,285

Total restructuring expense	$278	$1,680	$13,457

Termination and retention benefits included severance and retention payments for terminated employees and retention payments for certain continuing employees. Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and moving expenses.

The net write-off of assets and reversal of related liabilities recorded during the year ended December 31, 2007 included the write-off of assets with a net book value of $6,905 and the reversal of an accrued liability of $3,000. The assets written-off and the liability reversed related primarily to engineering software tools which we are no longer using due to restructuring-related reductions in research and development personnel and changes in product development strategy. During the year ended December 31, 2007 we also paid a contract termination fee of $1,693 to cancel one of the engineering software licenses prior to its expiration, and made non-cancelable contract payments for amounts that we were obligated to pay, but for which we did not realize a benefit due to the restructuring plans.

Total cumulative restructuring expense recorded in our statement of operations related to the restructuring plans initiated in November 2006 and December 2008 is comprised of net write-off of assets and reversal of related liabilities of $15,296, termination and retention benefits of $8,133, consolidation of leased space of $2,192, a contract termination fee of $1,693, payments on non-cancelable contracts of $827, and other expenses of $88.

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a roll-forward of the accrued liabilities related to the restructuring plans for the years ended December 31, 2009 and 2008:

	Balance as of			Balance as of
	December 31,			December 31,
	2008	Expensed	Payments	2009

Termination and retention benefits	$737	$118	$(855)	$–
Lease termination costs	465	160	(217)	408

Total	$1,202	$278	$(1,072)	$408

	Balance as of			Balance as of
	December 31,			December 31,
	2007	Expensed	Payments	2008

Termination and retention benefits	$1,758	$1,172	$(2,193)	$737
Lease termination costs	999	508	(1,042)	465
Contract termination and other costs	514	–	(514)	–

Total	$3,271	$1,680	$(3,749)	$1,202

NOTE 7.	INCOME TAXES

Current and Deferred Income Tax Expense (Benefit)

Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2009	2008	2007

Domestic	$4,376	$6,141	$(31,614)
Foreign	1,202	1,829	2,931

	$5,578	$7,970	$(28,683)

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$55	$55	$55
State	20	142	6
Foreign	(1,020)	(496)	1,664

Total current	(945)	(299)	1,725
Deferred:
Federal	–	–	–
State	–	–	–
Foreign	68	291	512

Total deferred	68	291	512

Income tax expense (benefit)	$(877)	$(8)	$2,237

The significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes are as follows:

	Year Ended December 31,
	2009	2008	2007

Expected income tax rate	34%	35%	35%
Decrease resulting from:
Change in valuation allowance	(30)	(67)	(40)
Tax contingencies, net of reversals	(20)	–	–
Impact of foreign earnings	(4)	26	–
State income taxes, net of federal tax benefit	4	2	–
Stock compensation	1	3	–
Research and experimentation credit	–	–	1
Decrease in deferred tax rates	–	–	(1)
Other	(1)	1	(3)

Actual tax expense (benefit)	(16)%	–%	(8)%

Deferred Tax Assets, Liabilities and Valuation Allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$65,666	$73,861
Research and experimentation credit carryforwards	12,471	12,951
Foreign tax credit carryforwards	8,717	9,073
Other-than-temporary impairment of marketable security	2,873	2,983
Deferred stock compensation	2,705	3,372
Depreciation	2,304	2,613
Reserves and accrued expenses	1,103	2,651
Accrued vacation	213	338
Other	2,208	2,256

Total gross deferred tax assets	98,260	110,098
Deferred tax liabilities:
Amortization	(382)	(1,225)
Foreign earnings	(129)	(3,983)
Other	(275)	(230)

	(786)	(5,438)
Less valuation allowance	(96,767)	(104,090)

Net deferred tax assets	$707	$570

The current portion of the net deferred tax asset balance is $155 and $158 as of December 31, 2009 and 2008, respectively. The current portion is included in prepaid expenses and other current assets in the consolidated balance sheets. The non-current portion of the net deferred tax asset balance is $608 and $642 as of December 31, 2009 and 2008, respectively. The non-current portion is included in other assets, net in the consolidated balance sheets, and is partially offset by a contingency reserve of $406, which is included in income taxes payable. Long-term deferred tax liabilities were $56 and $230 as of December 31, 2009 and 2008, respectively, and are included in long-term liabilities, net of current portion in the consolidated balance sheets. As of December 31, 2009 we have a current tax receivable of $301 consisting of refundable foreign research and development credits and payments in excess of estimated current tax expense. This amount is included in prepaid expenses and other current assets in the consolidated balance sheets.

We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets at December 31, 2009 and 2008 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $7,323 and $8,246 for the years ended December 31, 2009 and 2008, respectively, and increased $7,427 for the year ended December 31, 2007.

As of December 31, 2009, we have federal, state and foreign net operating loss carryforwards of approximately $167,126, $86,599 and $1,151, respectively, which will expire between 2010 and 2027. As of December 31, 2009, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $7,179, $2,931 and $2,521, respectively, which begin expiring in 2010. We have a general foreign tax credit of $2,087 which will begin expiring in 2017.

Our net operating loss and credit carryforwards are reported net of an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. An ownership change subject to these provisions occurred for nDSP in 2002 and Equator in 2005 when we acquired these entities.

We had undistributed earnings of foreign subsidiaries of approximately $3,707 as of December 31, 2009, for which deferred taxes have not been provided. These earnings are considered indefinitely invested outside of the United States. If repatriated, some of these earnings could generate foreign tax credits that may reduce the federal tax liability associated with any future foreign dividend. We have determined that undistributed earnings and profits of our Canadian subsidiary are no longer indefinitely reinvested offshore due to the consolidation of our North American offices and we recorded a deferred tax liability as of December 31, 2009 related to repatriation of the subsidiary’s earnings.

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

Uncertain Tax Positions

We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2009 and December 31, 2008, the amount of our uncertain tax positions was a liability of $9,462 and $10,581, respectively.

The following is a summary of the change in our liability for uncertain tax positions and interest and penalties for the years ended December 31, 2009 and 2008:

	2009	2008

Uncertain tax positions:
Balance at beginning of year	$8,257	$8,539
Accrual for positions taken in a prior year	150	(49)
Accrual for positions taken in current year	159	91
Reversals due to lapse of statute of limitations	(1,380)	(324)

Balance at end of year	$7,186	$8,257

Interest and penalties:
Balance at beginning of year	$2,324	$2,096
Accrual for positions taken in prior year	391	463
Reversals due to lapse of statute of limitations	(439)	(235)

Balance at end of year	$2,276	$2,324

We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $5,908 within the next twelve months due to the expiration of statutes of limitations in foreign jurisdictions.

We are no longer subject to U.S. federal examinations for years before 2005. We are subject to potential tax examinations in foreign locations for years 2003 through 2009. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We were not subject to, nor had we received any notice of, income tax examinations as of December 31, 2009.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Royalties

We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $1,119, $1,378 and $2,073 for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in cost of revenue in the consolidated statements of operations.

We have ceased payment and accrual of certain amounts due under an executory contract, as we believe the other party has not fulfilled their contractual obligation, and therefore it is not probable that we will make the specified payments. Unaccrued payments are $750 as of December 31, 2009 and will increase by $250 in each of the following two quarters. It is reasonably possible that a change could occur in the near term related to this matter. Should such a change occur, we believe our estimated liability would not exceed the specified payment amounts. See “Legal Proceedings” in Part I, Item 3 of this form 10-K for additional information regarding this matter.

401(k) Plan

We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during the years ended December 31, 2009, 2008 or 2007.

Leases

At December 31, 2009, future minimum payments under operating leases are as follows:

Year Ending December 31:
2010	$2,182
2011	1,839
2012	1,072
2013	601
2014	—

$5,694

Minimum lease payments above are net of sublease rentals of $193 and $48 for the years ending December 31, 2010 and 2011, respectively. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $2,014, $2,421 and $2,747, respectively.

Contract Manufacturers

In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2009, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

Legal Proceedings

In addition to the specific issue described above, we are subject to legal matters that arise from time to time in the ordinary course of our business. Although we currently believe that resolving such matters, individually or in the aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and our view of these matters may change in the future.

NOTE 9.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2009	2008	2007

Cash paid during the year for:
Interest	$620	$1,882	$2,618
Income taxes, net of refunds received	196	218	101
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,966	$1,815	$1,818
Unrealized gain (loss) on available-for-sale securities	1,003	50	(1,090)
Increase in leasehold improvements and deferred rent related to tenant improvement allowances received	–	140	–

NOTE 10.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There are no shares of preferred stock issued as of December 31, 2009 and 2008.

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

Stock Incentive Plans

On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), under which 1,333,333 shares of our common stock could be issued. On May 20, 2008 our shareholders approved an increase to the total number of authorized shares to 2,333,333. On May 19, 2009 our shareholders approved an increase to the total number of authorized shares to 3,483,333. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, “Old Stock Incentive Plans”). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2009, 1,294,527 shares were available for grant under the 2006 Plan.

Stock Options

Options granted must generally be exercised while the individual is an employee. In May 2009, the 2006 Plan was modified to reduce the contractual life of newly issued stock awards from ten to six years. Our new hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant and 2.083% on the last day of every month thereafter for a total of 36 additional increments. Our merit vesting schedule provides that merit-type awards become exercisable monthly over a period of three years.

The following is a summary of stock option activity:

		Weighted
		average
	Number	exercise
	of shares	price

Options outstanding as of December 31, 2008	1,954,696	$14.66
Granted	1,139,959	1.40
Exercised	(6,198)	1.48
Forfeited	(112,656)	6.27
Expired	(487,965)	25.92

Options outstanding as of December 31, 2009	2,487,836	$6.79

The following table summarizes information about options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding as of	remaining	average	exercisable as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
Exercise prices	2009	life	price	2009	price

$ 0.21 - $ 0.80	798,042	9.14	$0.62	161,113	$0.59
0.81 - 4.00	869,624	6.94	2.49	276,551	2.12
4.01 - 7.00	201,014	7.14	5.25	152,442	5.35
7.01 - 10.00	168,777	5.62	7.46	167,855	7.46
10.01 - 16.00	92,734	5.91	14.69	87,264	14.70
16.01 - 57.00	357,645	3.89	29.51	357,624	29.51

$ 0.21 - $57.00	2,487,836	7.10	$6.79	1,202,849	$12.13

During the years ended December 31, 2009, 2008 and 2007 the total intrinsic value of options exercised was $10, $2 and $82, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our deferred tax assets. As of December 31, 2009, options outstanding had a total intrinsic value of $2,501.

Options outstanding that have vested and are expected to vest as of December 31, 2009 are as follows:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	shares	exercise price	term	intrinsic value

Vested	1,202,849	$12.13	6.12	$653,830
Expected to vest	1,029,387	1.77	8.07	1,500,286

Total	2,232,236	$7.35	7.02	$2,154,116

The fair value of options vested in each of the years ended December 31, 2009, 2008 and 2007 approximates total stock-based compensation expense recorded in our statement of operations during each of the respective years.

Restricted Stock Awards

During the year ended December 31, 2007 we granted one restricted stock award for 50,000 shares with a fair value of $4.26 per share, no restricted stock awards were granted during the year ended December 31, 2008. During the year ended December 31, 2009 we granted a restricted stock award for 100,000 shares with a fair value of $0.60 per share. As of December 31, 2009 there were 74,999 unvested shares outstanding.

Employee Stock Purchase Plan

A total of 740,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). The number of shares available for issuance under the ESPP increases each year in an amount equal to the lesser of (i) the number of shares of common stock issued pursuant to the ESPP during the immediately preceding fiscal year, (ii) two percent of the outstanding shares of common stock on the first day of the year for which the increase is being made or (iii) a lesser amount determined by the Board of Directors. During the years ended December 31, 2009, 2008 and 2007, we issued 18,326, 23,553, and 75,145 shares, respectively, under the ESPP for proceeds of $11, $45 and $317, respectively. As of December 31, 2009, there were 220,735 shares available for issuance under the ESPP.

Stock-Based Compensation Expense

The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007

Stock Option Plans:
Risk free interest rate	2.24%	2.71%	4.65%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.0	4.8	5.2
Volatility	84%	68%	70%
Employee Stock Purchase Plan:
Risk free interest rate	0.33%	2.05%	5.09%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5
Volatility	137%	85%	55%

The weighted average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.95, $1.13 and $3.06, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected life of the options as this represents our best estimate of future volatility. For the years ended December 31, 2008 and 2007 and from January 2009 to April 2009, expected term was estimated using expected and historical exercise behavior. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the average of its vesting period and original contractual life.

As of December 31, 2009, unrecognized stock-based compensation cost is $1,445, which is expected to be recognized as compensation expense over a weighted average period of 2.6 years.

Share Repurchase

In September 2007, the Board of Directors authorized the repurchase of up to $10,000 of the Company’s common stock under a share repurchase program that expired in September 2009. We repurchased 228,600 shares for $167 in the first quarter of 2009 and no shares were repurchased during the remainder of 2009. Total cumulative repurchases under the plan were $7,063.

NOTE 11.	SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2009	2008	2007

Japan	$34,030	$50,408	$60,135
Taiwan	13,399	10,582	12,053
Korea	3,182	5,583	8,338
Europe	3,012	6,639	6,734
China	2,809	1,734	6,253
U.S.	2,047	3,872	4,627
Other	2,614	6,346	7,840

	$61,093	$85,164	$105,980

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2009	2008	2007

Distributors:
All distributors	51%	53%	57%
Distributor A	35%	32%	33%
End Customers:(1)
Top five end customers	56%	55%	47%
End customer A	21%	24%	21%
End customer B	11%	9%	6%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable:

	December 31,
	2009	2008

Account A	34%	20%
Account B	22%	32%
Account C	11%	4%
Account D	0%	15%

NOTE 12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31

2009
Revenue, net	$10,780	$14,213	$16,732	$19,368
Gross profit	4,156	6,773	7,341	9,025
Loss from operations	(4,530)	(1,163)	(644)	(423)
Income (loss) before income taxes	4,280	2,577	(734)	(545)
Net income (loss)	5,897	2,219	(890)	(771)
Net income (loss) per share:
Basic	0.44	0.17	(0.07)	(0.06)
Diluted	0.44	0.16	(0.07)	(0.06)

2008
Revenue, net	$23,976	$20,793	$21,479	$18,916
Gross profit	11,671	10,498	11,451	8,581
Income (loss) from operations	(835)	(1,102)	441	(2,513)
Income (loss) before income taxes	4,496	(875)	8,533	(4,184)
Net income (loss)	6,133	(1,250)	8,219	(5,124)
Net income (loss) per share:
Basic	0.41	(0.09)	0.57	(0.37)
Diluted	0.41	(0.09)	0.56	(0.37)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2009, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.

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

We have audited Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pixelworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pixelworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 10, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Portland, Oregon
March 10, 2010

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors, executive officers and corporate governance of the Company is set forth in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation is included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions and director independence is included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is set forth in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.    Financial Statements.

The following financial statements are included in Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(a) 2.    Financial Statement Schedules.

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(a)	3. Exhibits.

The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit
Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
3.2	Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008).
3.3	Second Amended and Restated Bylaws of Pixelworks, Inc.
4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.2	Third Amended Registration Rights Agreement dated February 22, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
4.3	Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.4	Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.5	Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.6	Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).+
10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005).+
10.3	Pixelworks, Inc. 2000 Employee Stock Purchase Plan, As Amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on March 23, 2005).+
10.4	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001).+
10.5	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 17, 2005).+
10.6	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2009).+
10.7	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009).+
10.8	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Option Grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009).+
10.9	Summary of Pixelworks Non-Employee Director Compensation.+
10.10	Chair and Board Service Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+

Exhibit
Number	Description

10.11	CEO Transition Agreement dated and effective December 12, 2006, by and between Allen Alley and Pixelworks, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 12, 2007).+
10.12	Executive Employment Agreement dated and effective March 31, 2008, by and between Bruce Walicek and Pixelworks, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008).+
10.13	2009 Executive Employment Agreement dated May 11, 2009 and effective April 1, 2009, by and between Bruce Walicek and Pixelworks, Inc.+
10.14	Pixelworks, Inc. 2008 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008).+
10.15	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 31, 2009).+
10.16	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+
10.17	Change of Control Severance Agreement dated November 20, 2008, by and between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 20, 2008).+
10.18	Change of Control Severance Agreement dated May 11, 2009 and effective April 1, 2009, by and between Pixelworks, Inc. and Steven L. Moore.+
10.19	Change of Control Severance Agreement dated November 20, 2008, by and between Pixelworks, Inc. and Hongmin (Bob) Zhang (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 20, 2008).+
10.20	Separation Agreement dated and effective February 11, 2009, by and between Anthony Simon and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009).+
10.21	Change of Control Severance Agreement dated November 22, 2008, by and between Pixelworks, Inc. and Tzoyao (T) Chan.+
10.22	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
10.23	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).
10.24	Office Lease dated June 20, 2005 and commencing March 1, 2006, by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust VI (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 12, 2007).
10.25	Office Lease dated October 2, 2007 and commencing November 1, 2007 by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust VI (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2008).
10.26	Amendment to Office Lease dated October 2, 2007 and commencing November 1, 2007 by and between Pixelworks, Inc. and Union Bank of California as Trustee for Quest Group Trust IV (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).
10.27	Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

Exhibit
Number		Description

10.28		Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).
10.29		Amendment No. 1 to Office Lease dated July 7, 2005, by and between Equator Technologies, Inc. and 520 Pike Street, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2005).
10.30		Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).
21		Subsidiaries of Pixelworks, Inc.
23		Consent of KPMG LLP.
31.1		Certification of Chief Executive Officer.
31.2		Certification of Chief Financial Officer.
32	.1*	Certification of Chief Executive Officer.
32	.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

By:	/s/ Bruce A. Walicek
Bruce A. Walicek
President and
Chief Executive Officer

Dated: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Walicek Bruce A. Walicek	President and Chief Executive Officer	March 10, 2010

/s/ Steven L. Moore Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer	March 10, 2010

/s/ Allen H. Alley Allen H. Alley	Chairman of the Board	March 10, 2010

/s/ Mark A. Christensen Mark A. Christensen	Director	March 10, 2010

/s/ James R. Fiebiger James R. Fiebiger	Director	March 10, 2010

/s/ C. Scott Gibson C. Scott Gibson	Director	March 10, 2010

/s/ Daniel J. Heneghan Daniel J. Heneghan	Director	March 10, 2010

/s/ Richard L. Sanquini Richard L. Sanquini	Director	March 10, 2010

/s/ Bruce A. Walicek Bruce A. Walicek	Director	March 10, 2010