Form 10-Q
period 2010-03-31
PIXELWORKS, INC
filed 2010-05-06
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of April 30, 2010: 13,474,012

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$11,022	$17,797
Short-term marketable securities	15,295	9,822
Accounts receivable, net	5,930	5,619
Inventories, net	6,136	6,158
Prepaid expenses and other current assets	2,419	2,265

Total current assets	40,802	41,661

Long-term marketable security	6,380	3,240
Property and equipment, net	4,610	5,121
Other assets, net	4,544	5,006
Acquired intangible assets, net	477	1,050

Total assets	$56,813	$56,078

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,302	$7,680
Accrued liabilities and current portion of long-term liabilities	7,992	8,513
Current portion of income taxes payable	109	109

Total current liabilities	14,403	16,302

Long-term liabilities, net of current portion	1,404	1,462
Income taxes payable, net of current portion	4,319	9,462
Long-term debt	15,779	15,779

Total liabilities	35,905	43,005

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock	—	—
Common stock	335,163	334,849
Accumulated other comprehensive income	4,006	1,087
Accumulated deficit	(318,261)	(322,863)

Total shareholders’ equity	20,908	13,073

Total liabilities and shareholders’ equity	$56,813	$56,078

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue, net	$18,692	$10,780
Cost of revenue (1)	10,036	6,624

Gross profit	8,656	4,156

Operating expenses:
Research and development (2)	5,340	4,776
Selling, general and administrative (3)	3,793	3,873
Restructuring	94	37

Total operating expenses	9,227	8,686

Loss from operations	(571)	(4,530)

Interest expense	(123)	(251)
Interest income	13	98
Amortization of debt issuance costs	(18)	(61)
Gain on repurchase of long-term debt, net	—	9,024

Interest and other income (expense), net	(128)	8,810

Income (loss) before income taxes	(699)	4,280

Benefit for income taxes	(5,301)	(1,617)

Net income	$4,602	$5,897

Net income per share:
Basic	$0.34	$0.44

Diluted	$0.32	$0.44

Weighted average shares outstanding:
Basic	13,363	13,352

Diluted	14,220	14,023

(1) Includes:
Amortization of acquired developed technology	$573	$617
Stock-based compensation	10	7
Additional amortization of non-cancelable prepaid royalty	2	68
Restructuring	—	47
(2) Includes stock-based compensation	96	118
(3) Includes stock-based compensation	117	252

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,602	$5,897
Adjustments to reconcile net income to net cash used in operating activities:
Reversal of uncertain tax positions	(5,284)	(1,815)
Depreciation and amortization	1,114	1,294
Amortization of acquired intangible assets	573	617
Stock-based compensation	223	377
Other non-cash tax benefits	(221)	—
Gain on repurchase of long-term debt, net	—	(9,024)
Other	43	84
Changes in operating assets and liabilities:
Accounts receivable, net	(311)	1,692
Inventories, net	22	816
Prepaid expenses and other current and long-term assets, net	89	(30)
Accounts payable	(1,410)	(1,541)
Accrued current and long-term liabilities	(122)	(2,785)
Income taxes payable	141	122

Net cash used in operating activities	(541)	(4,296)

Cash flows from investing activities:
Purchases of marketable securities	(6,683)	(1,197)
Proceeds from maturities of marketable securities	1,200	3,500
Purchases of property and equipment	(242)	(127)
Purchases of other assets	—	(27)

Net cash provided by (used in) investing activities	(5,725)	2,149

Cash flows from financing activities:
Payments on asset financings	(600)	(523)
Proceeds from issuances of common stock	91	5
Repurchase of long-term debt	—	(17,778)
Repurchase of common stock	—	(167)

Net cash used in financing activities	(509)	(18,463)

Net change in cash and cash equivalents	(6,775)	(20,610)
Cash and cash equivalents, beginning of period	17,797	53,149

Cash and cash equivalents, end of period	$11,022	$32,539

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 124 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

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

The financial information included herein for the three month periods ended March 31, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2009 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 10, 2010, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2010.

Reclassifications

Certain reclassifications have been made to the 2009 condensed consolidated financial statements to conform with the 2010 presentation.

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

NOTE 2: BALANCE SHEET COMPONENTS

Marketable Securities – See Note 3

Accounts Receivable, Net

Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	March 31, 2010	December 31, 2009
Accounts receivable, gross	$6,357	$6,047
Less: allowance for doubtful accounts	(427)	(428)

Accounts receivable, net	$5,930	$5,619

The following is the change in our allowance for doubtful accounts:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$428	$542
Additions charged (reductions credited)	(1)	—
Accounts written-off, net of recoveries	—	—

Balance at end of period	$427	$542

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Finished goods	$3,456	$2,888
Work-in-process	5,043	5,410

	8,499	8,298
Less: reserve for slow-moving and obsolete items	(2,363)	(2,140)

Inventories, net	$6,136	$6,158

The following is the change in our reserve for slow-moving and obsolete items:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$2,140	$4,994
New provision	402	136
Sales of previously reserved inventory	(32)	(296)

Net provision (benefit) for obsolete inventory	370	(160)
Final scrap of previously reserved inventory	(147)	(1,131)

Balance at end of period	$2,363	$3,703

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at March 31, 2010. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. It is not possible for us to predict if or when this may happen, or how much we may sell. If such sales occur, we do not expect that they will have a material effect on gross profit margin.

Property and Equipment, Net

Property and equipment consists of the following:

	March 31, 2010	December 31, 2009
Gross carrying amount	$18,874	$18,472
Less: accumulated depreciation and amortization	(14,264)	(13,351)

Property and equipment, net	$4,610	$5,121

Acquired Intangible Assets, Net

Acquired intangible assets consist of the following developed technology:

	March 31, 2010	December 31, 2009
Gross carrying amount	$19,170	$19,170
Less: accumulated amortization	(18,693)	(18,120)

Acquired intangible assets, net	$477	$1,050

Estimated future amortization of acquired intangible assets is $477 for the year ending December 31, 2010.

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2010	December 31, 2009
Accrued payroll and related liabilities	$2,239	$2,279
Current portion of accrued liabilities for asset financings	1,773	2,068
Accrued commissions and royalties	949	853
Reserve for warranty returns	478	304
Accrued interest payable	363	257
Accrued costs related to restructuring	174	190
Reserve for sales returns and allowances	55	55
Other	1,961	2,507

	$7,992	$8,513

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Three Months Ended March 31,
	2010	2009
Reserve for warranty returns:
Balance at beginning of period	$304	$593
Provision (benefit)	486	(98)
Charge-offs	(312)	(19)

Balance at end of period	$478	$476

Reserve for sales returns and allowances:
Balance at beginning of period	$55	$100
Provision	—	14
Charge-offs	—	(14)

Balance at end of period	$55	$100

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	March 31, 2010	December 31, 2009
Deferred rent	$447	$494
Accrued liabilities for asset financings	379	553
Accrued costs related to restructuring	242	218
Payroll and related liabilities	136	136
Other	200	61

	$1,404	$1,462

Long-Term Debt

In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10,000 principal amount of the debentures and in 2008, we repurchased and retired $79,366 principal amount of the debentures. In February 2009, we repurchased and retired $27,090 of the debentures for $17,778 in cash. We recognized a net gain on the repurchase of $9,024, which included a $9,346 discount, offset by a write-off of debt issuance costs of $288 and other fees of $34. In May 2009, we repurchased and retired $17,765 of the debentures for $13,754 in cash. We recognized a net gain of $3,836 on the repurchase, which included a $4,011 discount, offset by a write-off of debt issuance costs of $175.

As of March 31, 2010, $15,779 of the debentures are outstanding. The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they can not be settled in cash or other assets.

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

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

As of March 31, 2010 and December 31, 2009, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of March 31, 2010:
US government agencies debt securities	$10,017	$—	$10,017
Commercial paper	3,597	—	3,597
Corporate debt securities	1,683	(2)	1,681

	$15,297	$(2)	$15,295

As of December 31, 2009:
US government agencies debt securities	$6,286	$(3)	$6,283
Commercial paper	2,996	—	2,996
Corporate debt security	542	1	543

	$9,824	$(2)	$9,822

	Cost	Unrealized Gain	Fair Value
Long-term marketable security:
As of March 31, 2010:
Equity security	$2,110	$4,270	$6,380
As of December 31, 2009:
Equity security	$2,110	$1,130	$3,240

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

The following tables present information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
As of March 31, 2010:
Money market funds	$9,984	$—	$—	$9,984
Certificates of deposit	200	—	—	200
US government agencies debt securities	—	10,017	—	10,017
Commercial paper	—	3,597	—	3,597
Corporate debt securities	—	1,681	—	1,681
Long-term marketable security	6,380	—	—	6,380

Total	$16,564	$15,295	$—	$31,859

As of December 31, 2009:
Money market funds	$16,873	$—	$—	$16,873
Certificates of deposit	200	—	—	200
US government agencies debt securities	—	6,283	—	6,283
Commercial paper	—	2,996	—	2,996
Corporate debt security	—	543	—	543
Long-term marketable security	3,240	—	—	3,240

Total	$20,313	$9,822	$—	$30,135

We primarily use the market approach to determine the fair value of our financial assets.

The fair value of our current assets and liabilities, including accounts receivable and accounts payable, approximates the carrying value due to the short-term nature of these balances. As of March 31, 2010, the fair value of our long-term debt is $14,899 based on the most recent sales of our debt. The carrying value of our long-term debt at March 31, 2010 is $15,779. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

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

In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. Although this plan was completed during the fourth quarter of 2008, lease termination costs were recorded in the first quarters of 2010 and 2009 due to decreases in estimated future sublease income.

Total restructuring expenses related to these plans is as follows:

	Three Months Ended March 31, 2010	Cumulative Amount Incurred To March 31, 2010
Cost of revenue - restructuring:
Termination and retention benefits	$—	$353
Net write-off of assets and reversal of related liabilities	—	2,072

	—	2,425
Operating expenses - restructuring:
Consolidation of leased space	94	2,286
Termination and retention benefits	—	7,780
Net write-off of assets and reversal of related liabilities	—	13,224
Contract termination fee	—	1,693
Payments, non-cancelable contracts	—	827
Other	—	88

	94	25,898

Total restructuring expense	$94	$28,323

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a summary of the change in accrued liabilities related to our restructuring plans:

	December 31, 2009	Expensed	Payments	March 31, 2010
Lease termination costs	$408	$94	$(86)	$416

The remaining liability for lease termination costs was accrued under the November 2006 plan and will be paid in cash over the remaining lease terms.

NOTE 5: INCOME TAXES

The benefit for income taxes recorded for the first quarter of 2010 was primarily due to a benefit of $5,284 for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. In the first quarter of 2010 we also recorded a non-cash income tax benefit of $221 related to gains recorded within other comprehensive income during the quarter. In accordance with GAAP, this benefit was exactly offset by income tax expense included in other comprehensive income.

The benefit for income taxes recorded for the first quarter of 2009 was primarily due to a benefit of $1,815 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitation, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

As of March 31, 2010, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of March 31, 2010 and December 31, 2009, the amount of our uncertain tax positions was a liability of $4,319 and $9,462, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or expiration of the statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate in that period. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $1,012 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$4,602	$5,897
Unrealized gain (loss) on available-for-sale investments	3,140	(238)
Tax effect of unrealized gain (loss) on available-for-sale investments	(221)	—

Total comprehensive income	$7,521	$5,659

NOTE 7: EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding. Diluted weighted average shares outstanding includes the increased number of common shares that would be outstanding assuming the exercise of certain outstanding stock options, when such exercise would have the effect of reducing earnings per share, and the conversion of our debentures, using the if-converted method, when such conversion is dilutive. If our convertible debentures are dilutive, interest expense and amortization of debt issuance costs, net of tax, are added to net income used in calculating basic net income per share to arrive at net income used in calculating diluted net income per share.

The following schedule reconciles the computation of basic net income per share and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income used in basic net income per share	$4,602	$5,897
Interest expense on long-term debt and amortization of debt issuance costs, each net of tax	—	275

Net income used in diluted net income per share	$4,602	$6,172

Basic weighted average shares outstanding	13,363	13,352
Common share equivalents:
Dilutive effect of stock options	857	1
Dilutive effect of conversion of long-term debt	—	670

Diluted weighted average shares outstanding	14,220	14,023

Net income per common share:
Basic	$0.34	$0.44

Diluted	$0.32	$0.44

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	1,404	2,031
Conversion of debentures	216	—

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2010	2009
Cash paid during the period for:
Interest	$17	$140
Income taxes	66	68
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$131	$390

NOTE 9: SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended March 31,
	2010	2009
Japan	$11,105	$4,547
Taiwan	4,232	2,046
Europe	845	1,100
Korea	641	1,089
U.S.	532	645
China	489	304
Other	848	1,049

	$18,692	$10,780

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended March 31,
	2010	2009
Distributors:
All distributors	55%	48%
Distributor A	37%	28%
Distributor B	0%	10%
End Customers: (1)
Top five end customers	62%	49%
End customer A	22%	14%
End customer B	13%	10%
End customer C	10%	3%
End customer D	1%	11%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2010	December 31, 2009
Account A	37%	34%
Account B	23%	22%
Account C	12%	11%

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2010, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

Legal Proceedings

On February 26, 2010, we filed an action against Intersil Corporation (“Intersil”) in the Superior Court of the State of California for the County of Santa Clara, Case No. 1-10-CV-164894. The Complaint filed by the Company alleges breach by Intersil of a license agreement between Intersil and the Company, as well as causes of action for breach of the implied covenant of good faith and fair dealing and declaratory relief. The Complaint alleges that the technology provided by Intersil under the license agreement is defective, and as a result the Company was entitled to stop making payments under the agreement. Payments not made under the agreement will total $1.25 million as of the end of the second quarter of 2010. Intersil contends that the technology provided is not defective, that it is entitled to the additional payments of $1.25 million, and that it had the right to terminate the license agreement for the Company's failure to make the additional payments. The Company believes that it is not obligated to make the payments due to breach of the license agreement by Intersil, and seeks declaratory relief from the Court that the payments are not due. The first Case Management Conference in the case is scheduled for July 20, 2010.

On April 1, 2010, Intersil filed an Answer to the Complaint and a Cross-Complaint against the Company. The Answer denies the material allegations of the Company's Complaint and asserts various affirmative defenses. The Cross-Complaint alleges that the Company breached the license agreement when it stopped making the royalty payments provided for in the license agreement and violated the Uniform Trade Secrets Act by continuing to use the technology provided by Intersil after Intersil terminated the license agreement. The Cross-Complaint also seeks a judicial declaration that the technology provided by Intersil is not defective, that Intersil did not breach the license agreement and that Intersil had a right to terminate the license agreement. As the Complaint and the Cross-Complaint were just recently filed, discovery has only just begun. The Company filed its Answer to the Cross-Complaint on May 3, 2010 denying the claims made by Intersil and asserting a number of affirmative defenses. The Company intends to vigorously prosecute the action and defend the Cross-Complaint to enforce its rights under the license agreement.

Although the Company believes that our potential liability related to this issue will not exceed the scheduled payments of $1.25 million, it is reasonably possible that a change could occur in the near term related to this matter.

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

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 124 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Factors Affecting Results of Operations and Financial Condition

General Market Conditions

Financial, commercial and consumer markets experienced significant disruption during the last quarter of 2008 and throughout 2009 which adversely affected our results of operations during 2009. We experienced a significant decrease in revenue during the first and second quarters of 2009 as consumer demand decreased and our customers reduced their inventory levels in response to economic uncertainty and lack of visibility regarding expected future sales. Although the macroeconomic environment and our business appear to have stabilized during the second half of 2009 and into 2010, consumer confidence and spending are still down significantly and we are unable to predict how the challenging global economic environment may impact our future results of operations and financial position.

Results of Operations

Revenue, net

Revenue, net was as follows (dollars in thousands):

	Three months ended March 31,		2010 v 2009
	2010	2009	$ change	% change
Revenue, net	$18,692	$10,780	$7,912	73%

Net revenue increased $7.9 million, or 73%, from the first quarter of 2009 to the first quarter of 2010. The increase was attributable to a 76% increase in units sold, partially offset by a 1% decrease in average selling price. The increase in revenue resulted primarily from increased sales into the digital projector market as customer demand strengthened due to improvements in the world wide economy. The increase in revenue in the digital projector market was partially off-set by lower sales of legacy products that we acquired in conjunction with our acquisition of Equator Technologies, Inc. and other markets which we no longer pursue as well as decreased sales into the advanced television market due to the timing of customer orders and new product transitions.

Cost of revenue and gross profit

Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended March 31,
	2010	% of revenue	2009	% of revenue
Direct product costs and related overhead [1]	$9,081	49%	$6,045	56%
Amortization of acquired intangible assets	573	3	617	6
Provision (benefit) for obsolete inventory, net of usage	370	2	(160)	(1)
Other [2]	12	0	122	1

Total cost of revenue	$10,036	54%	$6,624	61%

Gross profit	$8,656	46%	$4,156	39%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes stock based compensation, additional amortization of non-cancelable prepaid royalty and restructuring.

Cost of revenue decreased to 54% of total revenue in the first quarter of 2010, down from 61% of total revenue in the first quarter of 2009. The decrease resulted primarily from improved overhead cost absorption due to increased revenue in the first quarter of 2010. The decrease was also attributable to improvements in our manufacturing processes and reductions in our material costs. These decreases were partially off-set by an increase in our provision for obsolete inventory during the first quarter of 2010 as we transitioned customers to our next generation products.

Research and development

Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses. Research and development expense was as follows (dollars in thousands):

	Three months ended March 31,		2010 v 2009
	2010	2009	$ change	% change
Research and development	$5,340	$4,776	$564	12%

Research and development expense increased $0.6 million, or 12%, from the first quarter of 2009 to the first quarter of 2010. The increase is primarily due to a $0.3 million increase in development related expenses, including non-recurring engineering and outside services and smaller increases in compensation expense, software maintenance expense and expensed equipment.

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

	March 31,		2010 v 2009
	2010	2009	$ change	% change
Selling, general and administrative	$3,793	$3,873	$(80)	(2)%

Selling, general and administrative expense decreased $0.1 million, or 2%, from the first quarter of 2009 to the first quarter of 2010. The small decrease reflects the stable nature of our selling, general and administrative activities over this time period and consists of small decreases in several expense categories which were partially off-set by an increase of $0.2 million in compensation expense.

Restructuring

We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended March 31,
	2010	2009
Consolidation of leased space [1]	$94	$7
Termination benefits [2]	—	77

Total restructuring expenses	$94	$84

Included in cost of sales	$—	$47
Included in operating expenses	94	37

[1]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and related professional fees.

[2]	Includes severance payments for terminated employees.

In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted from global economic uncertainty. The plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and was completed during the second quarter of 2009. All termination benefits recorded during the first quarter of 2009 were attributable to the plan initiated in December 2008.

In November 2006, we initiated a restructuring plan that included consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency. Although this plan was completed in the fourth quarter of 2008, lease termination costs were recorded in the first quarters of 2010 and 2009 due to decreases in estimated future sublease income related to accruals made under the plan initiated in November 2006.

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Three months ended March 31,
	2010	2009
Interest expense [1]	$(123)	$(251)
Interest income [2]	13	98
Amortization of debt issuance costs [3]	(18)	(61)
Gain on repurchase of long-term debt, net [4]	—	9,024

Total interest and other income (expense), net	$(128)	$8,810

[1]

Interest expense primarily relates to interest payable on our long-term debt. The decrease in the first quarter of 2010 is primarily due to the reduced outstanding principal balance which resulted from our February 2009 and May 2009 debt repurchases.

[2]

Interest income is earned on cash equivalents and short-term marketable securities. The decrease in the first quarter of 2010 is primarily due to lower balances of marketable securities which resulted from our repurchases of long-term debt as well as decreased yields.

[3]

The fees associated with the 2004 issuance of our long-term debt have been capitalized and are being amortized over a period of seven years. The decrease in the first quarter of 2010 is due to the write-off of fees associated with the portions of our long-term debt repurchased in February 2009 and May 2009. The remaining amortization period is approximately one year as of March 31, 2010.

[4]

In February 2009, we repurchased and retired $27.1 million of our outstanding long-term debt for $17.8 million in cash. We recognized a net gain on the repurchase of $9.0 million, which includes a $9.3 million discount, offset by a write-off of debt issuance costs of $0.3 million.

Benefit for income taxes

The benefit for income taxes recorded for the first quarter of 2010 was primarily due to a benefit of $5.3 million for the reversal of previously recorded tax contingencies, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. In the first quarter of 2010 we also recorded a non-cash income tax benefit of approximately $0.2 million related to gains recorded within other comprehensive income during the quarter. In accordance with U.S. generally accepted accounting principles (“GAAP”), this benefit was exactly offset by income tax expense included in other comprehensive income.

The benefit for income taxes recorded for the first quarter of 2009 was primarily due to a benefit of $1.8 million for the reversal of a previously recorded tax contingency, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

Business Outlook

On April 22, 2010, we provided an outlook for the second quarter of 2010 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with GAAP:

We expect to record net loss per share in the second quarter of 2010 of $(0.04) to $(0.24), based on the following estimates:

•	Second quarter revenue of $17.5 million to $19.5 million.

•	Gross profit margin of approximately 45% to 47%.

•	Operating expenses of $9.5 million to $10.5 million.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	March 31, 2010	December 31, 2009	$ change	% change
Cash and cash equivalents	$11,022	$17,797	$(6,775)	(38)%
Short-term marketable securities	15,295	9,822	5,473	56
Long-term marketable security	6,380	3,240	3,140	97

Total cash and marketable securities	$32,697	$30,859	$1,838	6%

Total cash and marketable securities increased 6% from December 31, 2009 to March 31, 2010. The net increase in the first quarter of 2010 resulted primarily from a $3.1 million increase in the valuation of our long-term marketable security, partially offset by $0.6 million in payments on property and equipment and other asset financing, $0.5 million used by operating activities and $0.2 million for purchases of property and equipment.

At March 31, 2010, cash equivalents and short-term marketable securities included $10.2 million in money market funds and certificates of deposit, $3.6 million in commercial paper, $10.0 million in U.S. government agencies debt securities, and $1.7 million in corporate debt securities. At March 31, 2010, we also held a $6.4 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.

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

The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of March 31, 2010, we had a nominal unrealized loss on these investments.

The valuation of our long-term equity investment has fluctuated significantly, and could continue to fluctuate significantly, due to a variety of factors including changes in the global economy and changes in the actual or expected performance of the issuing company. We have recorded other-than-temporary impairments related to this investment of $7.9 million. Although the valuation of our investment has increased $4.3 million since we recorded our last other-than-temporary impairment in December 2008, we may record additional impairment charges in the future if we determine that any future declines in value are other-than-temporary. Such an impairment would negatively impact our results of operations, but would not materially impact our financial condition.

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

Accounts receivable, net

Accounts receivable, net increased to $5.9 million at March 31, 2010 from $5.6 million at December 31, 2009. The average number of days sales outstanding increased to 29 days at March 31, 2010 from 26 days at December 31, 2009. This change was due to normal fluctuation in the timing of cash receipts.

Inventories, net

Inventories, net decreased to $6.1 million at March 31, 2010 from $6.2 million at December 31, 2009. Inventory turnover on an annualized basis decreased to 6.1 at March 31, 2010 from 7.0 at December 31, 2009. The decrease in inventory turnover was due to an increase in our average inventory balance during the first quarter of 2010.

Capital resources

In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10.0 million principal amount of the debentures and in 2008 we repurchased and retired $79.4 million principal amount of the debentures. In 2009, we repurchased and retired $44.9 million principal amount of the debentures for $31.5 million in cash, reducing the balance of our outstanding debentures to $15.8 million.

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

In September 2007, the Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock under a share repurchase program that expired in September 2009. We repurchased 228,600 shares for approximately $0.2 million in the first quarter of 2009 and no shares were repurchased during the remainder of 2009. Total cumulative repurchases under the plan were $7.1 million.

Contractual Payment Obligations

Our contractual obligations for 2010 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010. Our obligations for 2010 and beyond have not changed materially as of March 31, 2010.

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

During the first quarter of 2010 and as of March 31, 2010, a significant majority of our financial assets were held as cash equivalents or high quality short-term marketable securities with yields approaching zero. Accordingly, a hypothetical decrease in interest rates would not have a significant impact on our results of operations or financial position.

As of March 31, 2010, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see “Note 11: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A.	Risk Factors.

Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

Company Specific Risks

Our product strategy, which is targeted at markets demanding superior video and image quality, may not lead to new design wins or significantly increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.

We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we have shifted away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated circuits (“ICs”), to an approach designed to improve video performance of our customers’ image processors through the use of our line of Motion Estimation Motion Compensation (“MEMC”) co-processor ICs. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the television market. Although our new product strategy is developed to take advantage of market trends, such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.

Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to a significant increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source.

Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to shortages based on capacity allocation or low manufacturing yield, errors in manufacturing, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenue.

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on three third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. The wafers used in any one of our products are fabricated by only one foundry. Sole sourcing each product increases our dependence on our suppliers.

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

We may fail to retain or attract the specialized technical and management personnel required to successfully operate our business.

Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified personnel. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. In the past three years we have experienced turn-over in several of our executive management positions and we have also experienced, and may continue to experience difficulty in hiring and retaining qualified engineering personnel in our Shanghai office.

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

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory were $1.2 million and $1.5 million in 2009 and 2008, respectively. Additionally, in 2007, we wrote off assets with a net book value of $6.9 million due to reductions in research and development personnel and changes in product development strategy.

We may be unable to successfully manage any future growth, including the integration of any future acquisition or equity investment, which could disrupt our business and severely harm our financial condition.

We may determine that it is beneficial to increase our capacity to develop new and enhanced products in the future. If we fail to effectively manage internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities.

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

As of March 31, 2010, $15.8 million of our 1.75% convertible subordinated debentures (the “debentures”) were outstanding. Although the debentures are not due until 2024, the holders have the right to require us to purchase all or a portion of the debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, we expect the holders to exercise their put option on May 15, 2011. We may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to maintain sufficient cash and marketable security balances to refinance or pay off the debentures when and if the put option is exercised, or that such a repurchase would not result in cash reserves too low for us to continue our business as a going concern. We may need, or could elect to seek, additional funding through public or private equity or debt financing, which we may not be able to obtain. If we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 37%, 35% and 32% of revenue for the three month period ended March 31, 2010 and years ended December 31, 2009 and 2008, respectively. Revenue attributable to our top five end customers represented 62%, 56% and 55% of revenue for the three month period ended March 31, 2010 and the years ended December 31, 2009 and 2008, respectively. As of March 31, 2010 and 2009, we had three accounts that each represented 10% or more of accounts receivable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

The estimates we use for our advance orders from contract manufacturers are based, in part, on reports of inventory levels and production forecasts from our distributors and integrators, which act as intermediaries between us and the companies using our products. This process requires us to make numerous assumptions concerning demand and to rely on the accuracy of the reports and forecasts of our distributors and integrators, each of which may introduce error into our estimates of inventory requirements. Our failure to manage this challenge could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2009, 2008 and 2007. On the other hand, if we underestimate demand, we would forego revenue opportunities, lose market share and damage our customer relationships.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales, our revenue could decrease.

Sales outside the U.S. accounted for approximately 97%, 97% and 95% of revenue for the three month period ended March 31, 2010 and the years ended December 31, 2009 and 2008, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

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

The concentration of our manufacturers and customers in the PRC, Japan, Korea and Taiwan increases our risk that a natural disaster, work stoppage or economic or political instability in the region could disrupt our operations.

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

We may be unable to successfully implement new products or enhancements to our current products due to our prior or any potential future restructuring actions, which could adversely affect our future sales and financial condition.

We initiated restructuring plans in November 2006 and December 2008 which were completed in December 2008 and June 2009, respectively. These restructuring plans included consolidation and closure of certain offices, reductions in headcount and significant write-offs of assets. Although our restructuring plans were intended to improve efficiency and return the Company to profitability, these restructuring plans and any future restructuring actions may slow our development of new or enhanced products by limiting our research and development and engineering activities. If we are unable to successfully introduce new or enhanced products, our sales and financial condition will be adversely affected.

Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.

We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. If we are unable to maintain an effective system of internal controls, our shareholders could lose confidence in the accuracy and completeness of our financial reports which in turn could cause our stock price to decline.

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

The computation of income tax expense is complex as it is based on the laws of numerous tax jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense for interim quarters is based on a forecast of our global tax rate for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. For these reasons, our global tax rate may be materially different than our forecast.

Company Risks Related to the Semiconductor Industry and Our Markets

If we are not able to respond to the rapid technological changes and evolving industry standards in the markets in which we compete, or seek to compete, our products may become less desirable or obsolete.

The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples of changing industry standards include the growing use of broadband to deliver video content, increased display resolution and size, faster screen refresh rates, video capability such as high definition and 3D, the proliferation of new display devices and the drive to network display devices together. Our products are incorporated into our customers’ products, which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific computers, video standards and other devices. If our customers’ products are not compatible with these protocols and standards, consumers will return, or not purchase, these products and the markets for our customers’ products could be significantly reduced. As a result, a portion of our market would be eliminated, and our business would be harmed.

Intense competition in our markets may reduce sales of our products, reduce our market share, decrease our gross profit and result in large losses.

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Electronics America., Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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

We build most of our products on a customer owned tooling basis, also known in the semiconductor industry as COT, whereby we directly contract the manufacture of our products, including wafer production, assembly and test. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products less competitive if we increase our prices to compensate for our higher costs, or could result in lower gross profit margins if we do not increase our prices.

The development of new products is extremely complex and we may be unable to develop our new products in a timely manner and without defects, errors or bugs, or at all, which would result in a failure to obtain new design wins and/or maintain our current revenue levels.

The development of semiconductors is a complex and time-consuming process and many of our products are highly integrated and incorporate mixed analog and digital signal processing, multichip modules and embedded memory technology, further complicating the development process. In addition to the inherent difficulty of designing complex ICs, product development delays may result from:

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties with contract manufacturers;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	changes to product specifications and customer requirements;

•	changes to market or competitive product requirements; and

•	unanticipated engineering complexities.

Even if we are able to meet our customers’ design windows, the highly complex products we provide to our customers may contain defects, errors and bugs when they are first introduced. We have in the past and may in the future experience these defects, errors and bugs. In addition, if any of our products do contain defects, errors or bugs when first introduced, we may be unable to correct the problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could harm our ability to retain existing customers and to attract new customers. In addition, any defects, errors or bugs could interrupt or delay sales of our new products to our customers. If we are not successful in development of new products, our financial results will be adversely affected.

Our developed software may be incompatible with industry standards and challenging and costly to implement, which could slow product development or cause us to lose customers and design wins.

We provide our customers with software development tools and with software that provides basic functionality for our ICs and enables enhanced connectivity of our customers’ products. Software development is a complex process and we are dependent on software development languages and operating systems from vendors that may limit our ability to design software in a timely manner. Also, as software tools and interfaces change rapidly, new software languages introduced to the market may be incompatible with our existing systems and tools, requiring significant engineering efforts to migrate our existing systems in order to be compatible with those new languages. Software development disruptions could slow our product development or cause us to lose customers and design wins. The integration of software with our products adds complexity, may extend our internal development programs and could impact our customers’ development schedules. This complexity requires increased coordination between hardware and software development schedules and increases our operating expenses without a corresponding increase in product revenue. This additional level of complexity lengthens the sales cycle and may result in customers selecting competitive products requiring less software integration.

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

See “Note 11: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on current litigation related to licensed technology.

Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2010 we held 124 patents and had 35 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

From time to time, shortages of components and materials that are critical to the design and manufacture of our products and our customers’ products may occur. Such critical components and materials include semiconductor wafers and packages, display components, analog-to-digital converters, digital receivers and video decoders. If material shortages occur, we may incur additional costs or be unable to ship our products to our customers in a timely fashion, both of which could harm our business and adversely affect our results of operations.

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

Environmental laws and regulations have caused us to incur, and may again cause us to incur, significant expenditures to comply with applicable laws and regulations, and we may be assessed considerable penalties for noncompliance.

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

Slow economic activity, increased unemployment, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a challenging economic environment. This environment has led to reduced spending in the markets in which we compete and made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities. Furthermore, the constraints in the capital and credit markets may limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and to reduce their demand for our products, adversely impacting our results of operations and cash flows.

The price of our common stock has and may continue to fluctuate substantially.

Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. The price of our common stock may decline and the value of your investment may be reduced regardless of our performance. Market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Additional factors that could negatively impact our stock price include:

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

On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock was $4.80 on April 30, 2010, the price has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. A second reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.

If our common stock is delisted, trading of the stock will most likely take place on an over-the-counter market established for unlisted securities. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors may not buy or sell our common stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations by limiting our ability to attract and retain qualified executives and employees and limiting our ability to raise capital.

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

Item 6.	Exhibits.

10.1	Summary of Pixelworks Non-Employee Director Compensation.+

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: May 6, 2010	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer