Form 10-Q
period 2010-06-30
PIXELWORKS, INC
filed 2010-08-05
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-30269

PIXELWORKS, INC.

(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

224 Airport Parkway, Suite 400

San Jose, CA 95110

(408) 200-9200

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

Number of shares of Common Stock outstanding as of July 30, 2010: 13,499,609

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,643	$17,797
Short-term marketable securities	14,706	9,822
Accounts receivable, net	4,739	5,619
Inventories, net	5,655	6,158
Prepaid expenses and other current assets	2,295	2,265

Total current assets	42,038	41,661

Long-term marketable securities	3,510	3,240
Property and equipment, net	4,536	5,121
Other assets, net	5,059	5,006
Acquired intangible assets, net	—	1,050

Total assets	$55,143	$56,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,354	$7,680
Accrued liabilities and current portion of long-term liabilities	9,533	8,513
Current portion of income taxes payable	158	109
Debt currently payable	15,779	—

Total current liabilities	31,824	16,302

Long-term liabilities, net of current portion	1,237	1,462
Income taxes payable, net of current portion	4,452	9,462
Long-term debt	—	15,779

Total liabilities	37,513	43,005

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock	—	—
Common stock	335,465	334,849
Accumulated other comprehensive income	1,441	1,087
Accumulated deficit	(319,276)	(322,863)

Total shareholders’ equity	17,630	13,073

Total liabilities and shareholders’ equity	$55,143	$56,078

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue, net	$18,665	$14,213	$37,357	$24,993
Cost of revenue (1)	10,018	7,440	20,054	14,064

Gross profit	8,647	6,773	17,303	10,929

Operating expenses:
Research and development (2)	5,553	4,532	10,893	9,308
Selling, general and administrative (3)	3,957	3,340	7,750	7,213
Restructuring	—	64	94	101

Total operating expenses	9,510	7,936	18,737	16,622

Loss from operations	(863)	(1,163)	(1,434)	(5,693)

Gain on sale of marketable securities	344	—	344	—
Interest expense	(124)	(145)	(247)	(396)
Interest income	19	75	32	173
Amortization of debt issuance costs	(18)	(26)	(36)	(87)
Gain on repurchase of long-term debt, net	—	3,836	—	12,860

Interest and other income, net	221	3,740	93	12,550

Income (loss) before income taxes	(642)	2,577	(1,341)	6,857

Provision (benefit) for income taxes	373	358	(4,928)	(1,259)

Net income (loss)	$(1,015)	$2,219	$3,587	$8,116

Net income (loss) per share:
Basic	$(0.08)	$0.17	$0.27	$0.61

Diluted	$(0.08)	$0.16	$0.25	$0.61

Weighted average shares outstanding:
Basic	13,420	13,291	13,392	13,321

Diluted	13,420	13,475	14,273	13,344

(1) Includes:
Amortization of acquired developed technology	$477	$573	$1,050	$1,190
Stock-based compensation	14	3	24	10
Additional amortization of non-cancelable prepaid royalty	3	50	5	118
Restructuring	—	(4)	—	43
(2) Includes stock-based compensation	93	108	189	226
(3) Includes stock-based compensation	158	105	275	357

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,587	$8,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	—	(12,860)
Reversal of uncertain tax positions	(5,284)	(1,815)
Depreciation and amortization	2,194	2,299
Amortization of acquired intangible assets	1,050	1,190
Stock-based compensation	488	593
Gain on sale of marketable securities	(344)	—
Other non-cash tax benefits	(129)	—
Amortization of debt issuance costs	36	87
Accretion on short-term marketable securities	33	16
(Gain) loss on asset disposals	(4)	6
Deferred income tax benefit	—	(207)
Other	28	24
Changes in operating assets and liabilities:
Accounts receivable, net	880	1,003
Inventories, net	503	1,261
Prepaid expenses and other current and long-term assets, net	639	207
Accounts payable	(1,593)	274
Accrued current and long-term liabilities	414	(3,147)
Income taxes payable	323	353

Net cash provided by (used in) operating activities	2,821	(2,600)

Cash flows from investing activities:
Purchases of marketable securities	(10,314)	(2,993)
Proceeds from sales and maturities of marketable securities	5,954	4,100
Purchases of property and equipment	(657)	(412)
Proceeds from sales of property and equipment	5	—
Purchases of other assets	—	(27)

Net cash provided by (used in) investing activities	(5,012)	668

Cash flows from financing activities:
Payments on asset financings	(1,091)	(727)
Proceeds from issuances of common stock	128	4
Repurchase of long-term debt	—	(31,532)
Repurchase of common stock	—	(167)

Net cash used in financing activities	(963)	(32,422)

Net change in cash and cash equivalents	(3,154)	(34,354)
Cash and cash equivalents, beginning of period	17,797	53,149

Cash and cash equivalents, end of period	$14,643	$18,795

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 125 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

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

The financial information included herein for the three and six month periods ended June 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2009 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 10, 2010, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2010.

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

NOTE 2: BALANCE SHEET COMPONENTS

Marketable Securities – See Note 3

Accounts Receivable, Net

Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	June 30, 2010	December 31, 2009
Accounts receivable, gross	$5,157	$6,047
Less: allowance for doubtful accounts	(418)	(428)

Accounts receivable, net	$4,739	$5,619

The following is the change in our allowance for doubtful accounts:

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$428	$542
Additions charged (reductions credited)	(10)	—
Accounts written-off, net of recoveries	—	—

Balance at end of period	$418	$542

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at standard cost (which approximates actual cost on a first-in, first-out basis), net of reserves for slow-moving and obsolete items, including adjustments to reduce the cost of inventory to its estimated market value (net realizable value).

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Finished goods	$2,720	$2,888
Work-in-process	5,391	5,410

Inventory, gross	8,111	8,298
Inventory reserves	(2,456)	(2,140)

Inventory, net	$5,655	$6,158

The following is the change in our inventory reserves:

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$2,140	$4,994
New provision	925	223
Sales of previously reserved inventory	(75)	(510)

Net provision (benefit)	850	(287)
Final scrap of previously reserved inventory	(534)	(1,257)

Balance at end of period	$2,456	$3,450

The provision for the six months ended June 30, 2010 and 2009 consists of reserves for slow moving and obsolete items which we do not currently expect to be able to sell or otherwise use. The provision for the first half of 2010 also includes adjustments to reduce the cost of certain inventory items to their estimated market value. While it is possible that a customer will decide in the future to purchase inventory items for which a full or partial reserve has been made, it is not possible for us to predict if or when this may happen, or the amount of gain we may recognize. If such sales occur, we do not expect that they will have a material effect on gross profit margin.

Property and Equipment, Net

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Gross carrying amount	$19,686	$18,472
Less: accumulated depreciation and amortization	(15,150)	(13,351)

Property and equipment, net	$4,536	$5,121

Acquired Intangible Assets, Net

Acquired intangible assets consist of the following developed technology:

	June 30, 2010	December 31, 2009
Gross carrying amount	$19,170	$19,170
Less: accumulated amortization	(19,170)	(18,120)

Acquired intangible assets, net	$—	$1,050

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued payroll and related liabilities	$3,020	$2,279
Current portion of accrued liabilities for asset financings	2,304	2,068
Accrued commissions and royalties	1,065	853
Reserve for warranty returns	489	304
Accrued interest payable	330	257
Accrued costs related to restructuring	193	190
Reserve for sales returns and allowances	55	55
Other	2,077	2,507

	$9,533	$8,513

The following is the change in our reserves for warranty returns and sales returns and allowances:

	Six Months Ended June 30,
	2010	2009
Reserve for warranty returns:
Balance at beginning of period	$304	$593
Provision	535	271
Charge-offs	(350)	(396)

Balance at end of period	$489	$468

Reserve for sales returns and allowances:
Balance at beginning of period	$55	$100
Provision	—	44
Charge-offs	—	(44)

Balance at end of period	$55	$100

Debt currently payable

In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10,000 principal amount of the debentures and in 2008, we repurchased and retired $79,366 principal amount of the debentures. In February 2009, we repurchased and retired $27,090 principal amount of the debentures for $17,778 in cash. We recognized a net gain on the repurchase of $9,024, which included a $9,346 discount, offset by a write-off of debt issuance costs of $288 and other fees of $34. In May 2009, we repurchased and retired $17,765 principal amount of the debentures for $13,754 in cash. We recognized a net gain of $3,836 on the repurchase, which included a $4,011 discount, offset by a write-off of debt issuance costs of $175.

As of June 30, 2010, $15,779 of the debentures are outstanding. The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they can not be settled in cash or other assets.

We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $15,779 debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. As of June 30, 2010 we have classified the debentures as current liabilities as we expect the holders to require us to purchase all of the debentures on May 15, 2011. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	June 30, 2010	December 31, 2009
Deferred rent	$400	$494
Accrued liabilities for asset financings	313	553
Accrued costs related to restructuring	192	218
Payroll and related liabilities	130	136
Other	202	61

	$1,237	$1,462

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

As of June 30, 2010 and December 31, 2009, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of June 30, 2010:
U.S. government agencies debt securities	$10,044	$5	$10,049
Commercial paper	2,998	—	2,998
Corporate debt securities	1,664	(5)	1,659

	$14,706	$—	$14,706

As of December 31, 2009:
U.S. government agencies debt securities	$6,286	$(3)	$6,283
Commercial paper	2,996	—	2,996
Corporate debt security	542	1	543

	$9,824	$(2)	$9,822

	Cost	Unrealized Gain	Fair Value
Long-term marketable securities:
As of June 30, 2010:
Equity securities	$1,899	$1,611	$3,510
As of December 31, 2009:
Equity securities	$2,110	$1,130	$3,240

Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the condensed consolidated balance sheets. During the quarter ending June 30, 2010, we sold an available-for-sale short-term marketable security and a portion of our long-term marketable securities for gross proceeds of $1,799 and $555 respectively, and gross realized gains of $0 and $344 respectively. We determined the cost of securities sold using specific identification. Net unrealized holding gains of $427 and $113 on available-for-sale marketable securities were reclassified out of accumulated other comprehensive income for the three and six month periods ended June 30, 2010, respectively.

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

The following tables present information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
As of June 30, 2010:
Money market funds	$13,245	$—	$—	$13,245
Certificates of deposit	200	—	—	200
U.S. government agencies debt securities	—	10,049	—	10,049
Commercial paper	—	3,598	—	3,598
Corporate debt securities	—	1,659	—	1,659
Long-term marketable securities	3,510	—	—	3,510

Total	$16,955	$15,306	$—	$32,261

As of December 31, 2009:
Money market funds	$16,873	$—	$—	$16,873
Certificates of deposit	200	—	—	200
U.S. government agencies debt securities	—	6,283	—	6,283
Commercial paper	—	2,996	—	2,996
Corporate debt security	—	543	—	543
Long-term marketable securities	3,240	—	—	3,240

Total	$20,313	$9,822	$—	$30,135

We primarily use the market approach to determine the fair value of our financial assets.

The fair value of our current assets and liabilities, excluding debt currently payable, approximates the carrying value due to the short-term nature of these balances. As of June 30, 2010, the fair value of our debt currently payable is $15,227 based on the most recent quoted price of our debt. The carrying value of our debt currently payable at June 30, 2010 is $15,779. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

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

In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. Although this plan was completed in the fourth quarter of 2008, lease termination costs were recorded in the first half of 2010 and 2009 due to decreases in estimated future sublease income and related professional fees.

Total cumulative restructuring expense recorded in our statements of operations related to the restructuring plans initiated in November 2006 and December 2008 is comprised of net write-off of assets and reversal of related liabilities of $15,296, termination and retention benefits of $8,133, consolidation of leased space of $2,192, a contract termination fee of $1,693, payments on non-cancelable contracts of $827 and other expenses of $88.

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the condensed consolidated balance sheets. The following is a summary of the change in accrued liabilities related to our restructuring plans during the six months ended June 30, 2010:

	December 31, 2009	Expensed	Payments	June 30, 2010
Lease termination costs	$408	$94	$(117)	$385

The remaining liability for lease termination costs was accrued under the November 2006 plan and will be paid in cash over the remaining lease terms.

NOTE 5: INCOME TAXES

The provision for income taxes recorded for the second quarter of 2010 and 2009 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

The benefit for income taxes recorded for the first half of 2010 was primarily due to a benefit of $5,284 for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

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

As of June 30, 2010, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of June 30, 2010 and December 31, 2009, the amount of our uncertain tax positions was a liability of $4,452 and $9,462, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $992 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,015)	$2,219	$3,587	$8,116
Reclassification of unrealized gain upon sale of available-for-sale securities	(427)	—	(113)	—
Unrealized gain (loss) on available-for-sale securities	(2,230)	591	596	353
Tax effect of unrealized gain (loss) on available-for-sale securities	92	—	(129)	—

Total comprehensive income (loss)	$(3,580)	$2,810	$3,941	$8,469

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

The following schedule reconciles the computation of basic net income (loss) per share and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) used in basic net income (loss) per share	$(1,015)	$2,219	$3,587	$8,116

Basic weighted average shares outstanding	13,420	13,291	13,392	13,321
Dilutive effect of stock options and awards	—	184	881	23

Diluted weighted average shares outstanding	13,420	13,475	14,273	13,344

Net income (loss) per common share:
Basic	$(0.08)	$0.17	$0.27	$0.61

Diluted	$(0.08)	$0.16	$0.25	$0.61

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	1,614	1,541	1,510	2,179
Conversion of debentures	216	331	216	499

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended June 30,
	2010	2009
Cash paid during the period for:
Interest	$175	$438
Income taxes	44	191
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,232	$2,078

NOTE 9: SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Japan	$11,576	$8,107	$22,681	$12,654
Taiwan	3,065	3,517	7,297	5,563
U.S.	1,227	359	1,759	1,004
Europe	824	535	1,669	1,635
Korea	804	675	1,445	1,764
China	291	572	780	876
Other	878	448	1,726	1,497

	$18,665	$14,213	$37,357	$24,993

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributors:
All distributors	59%	51%	57%	50%
Distributor A	41%	38%	39%	34%
End Customers: (1)
Top five end customers	58%	62%	60%	53%
End customer A	21%	19%	22%	16%
End customer B	12%	12%	13%	11%
End customer C	10%	11%	10%	8%
End customer D	0%	12%	0%	12%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2010	December 31, 2009
Account A	32%	34%
Account B	24%	22%
Account C	11%	8%
Account D	9%	11%

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2010, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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

On April 1, 2010, Intersil filed an Answer to the Complaint and a Cross-Complaint against the Company. The Answer denies the material allegations of the Company’s Complaint and asserts various affirmative defenses. The Cross-Complaint alleges that the Company breached the license agreement when it stopped making the royalty payments provided for in the license agreement and violated the Uniform Trade Secrets Act by continuing to use the technology provided by Intersil after Intersil terminated the license agreement. The Cross-Complaint also seeks a judicial declaration that the technology provided by

Intersil is not defective, that Intersil did not breach the license agreement and that Intersil had a right to terminate the license agreement. As the Complaint and the Cross-Complaint were just recently filed, discovery has only just begun. The Company filed its Answer to the Cross-Complaint on May 3, 2010, denying the claims made by Intersil and asserting a number of affirmative defenses. The Company intends to vigorously prosecute the action and defend the Cross-Complaint to enforce its rights under the license agreement.

The first Case Management Conference in the case was held on July 20, 2010. At the Case Management Conference, the parties agreed to participate in a mediation to be held by October 21, 2010. The Court has set October 21, 2010 as the next Case Management Conference, at which time the parties will report on the status of the case if the mediation is unsuccessful.

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

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 125 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Factors Affecting Results of Operations and Financial Condition

General Market Conditions

Financial, commercial and consumer markets experienced significant disruption during the last quarter of 2008 and throughout 2009 which adversely affected our results of operations during 2009. We experienced a significant decrease in revenue during the first and second quarters of 2009 as consumer demand decreased and our customers reduced their inventory levels in response to economic uncertainty and lack of visibility regarding expected future sales. Although the macroeconomic environment and our business appear to have stabilized during the second half of 2009 and during 2010, consumer confidence and spending are still down significantly and we are unable to predict how the challenging global economic environment may impact our future results of operations and financial position.

Results of Operations

Revenue, net

Revenue, net was as follows (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% change	2010	2009	% change
Revenue, net	$18,665	$14,213	31%	$37,357	$24,993	49%

Net revenue increased $4.5 million, or 31%, from the second quarter of 2009 to the second quarter of 2010. The increase was attributable to a 19% increase in units sold and a 10% increase in average selling price. Net revenue increased $12.4 million, or 49%, from the first half of 2009 to the first half of 2010. The increase was attributable to a 41% increase in units sold and a 6% increase in average selling price.

The increase in revenue during the 2010 periods resulted primarily from increased sales into the digital projector market as customer demand strengthened due to improvements in the world wide economy. The increase in the digital projector market was partially offset by decreased sales into the advanced television market due to the timing of customer orders and new product transitions. Additionally, sales of legacy products that we acquired in conjunction with our acquisition of Equator Technologies, Inc. increased during the second quarter of 2010 compared to the second quarter of 2009 and decreased during the first half of 2010 compared to the first half of 2009 as a result of fluctuations in the timing of customer orders.

Cost of revenue and gross profit

Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended June 30,
	2010	% of revenue	2009	% of revenue
Direct product costs and related overhead [1]	$9,044	48%	$6,945	49%
Amortization of acquired intangible assets	477	3	573	4
Net provision (benefit) for inventory reserves	480	3	(127)	(1)
Other cost of revenue [2]	17	0	49	0

Total cost of revenue	$10,018	54%	$7,440	52%

Gross profit	$8,647	46%	$6,773	48%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes stock based compensation and additional amortization of non-cancelable prepaid royalty.

Cost of revenue increased to 54% of total revenue in the second quarter of 2010, up from 52% of total revenue in the second quarter of 2009. The increase is primarily due to an increase in our provision for obsolete inventory during the second quarter of 2010 as we transitioned customers to our next generation products. The increase in the provision for obsolete inventory was partially offset by improved overhead cost absorption due to increased revenue without corresponding increases to our fixed costs during the second quarter of 2010.

	Six months ended June 30,
	2010	% of revenue	2009	% of revenue
Direct product costs and related overhead [1]	$18,125	49%	$12,990	52%
Amortization of acquired intangible assets	1,050	3	1,190	5
Net provision (benefit) for inventory reserves	850	2	(287)	(1)
Other cost of revenue [2]	29	0	171	1

Total cost of revenue	$20,054	54%	$14,064	56%

Gross profit	$17,303	46%	$10,929	44%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes stock based compensation, additional amortization of non-cancelable prepaid royalty and restructuring.

Cost of revenue decreased to 54% of total revenue in the first half of 2010, down from 56% of total revenue in the first half of 2009. The decrease is primarily due to improved overhead cost absorption as well as changes in the mix of products sold. These decreases were partially offset by an increase in our provision for obsolete inventory as we transitioned customers to our next generation products.

As of June 30, 2010 our acquired intangible asset was fully amortized and we anticipate future improvements in gross profit related to the elimination of this amortization. During the third quarter of 2010 we expect that our gross profit could be reduced by the potential impact of one-time costs associated with ramping our current set of new products into volume production, although we expect that our manufacturing improvement plans will mitigate these particular issues in future quarters. Our gross profit is subject to variability based on changes in revenue levels, product mix, start-up costs, the timing and execution of manufacturing ramp and other factors.

Research and development

Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.

Research and development expense for the three month periods ended June 30, 2010 and 2009, was as follows (dollars in thousands):

	Three months ended June 30,		2010 v 2009
	2010	2009	$ change	% change
Research and development	$5,553	$4,532	$1,021	23%

Research and development expense increased $1.0 million, or 23%, from the second quarter of 2009 to the second quarter of 2010 primarily due to the following:

•	Compensation expense increased $0.5 million as the result of:

•	a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

•	an increase in the number of research and development employees from the second quarter of 2009 to the second quarter of 2010; and

•	a management bonus accrual made during the second quarter of 2010. A similar accrual was not made during the second quarter of 2009.

•	Depreciation and amortization expense, software and software maintenance expense and expensed equipment increased $0.2 million.

•	Non-recurring engineering and outside services increased $0.2 million.

Research and development expense for the six month periods ended June 30, 2010 and 2009, was as follows (dollars in thousands):

	Six months ended June 30,		2010 v 2009
	2010	2009	$ change	% change
Research and development	$10,893	$9,308	$1,585	17%

Research and development expense increased $1.6 million, or 17%, from the first half of 2009 to the first half of 2010 primarily due to the following:

•	Compensation expense increased $0.6 million as the result of:

•	a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

•	an increase in the number of research and development employees from the first half of 2009 to the first half of 2010; and

•	a management bonus accrual made during the first and second quarters of 2010. A similar accrual was not made during the first half of 2009.

•	Depreciation and amortization expense, software maintenance expense and expensed equipment and software increased $0.4 million.

•	Non-recurring engineering and outside services increased $0.4 million.

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

Selling, general and administrative expense for the three and six month periods ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% change	2010	2009	% change
Selling, general and administrative	$3,957	$3,340	18%	$7,750	$7,213	7%

Selling, general and administrative expense increased $0.6 million or 18%, from the second quarter of 2009 to the second quarter of 2010 and $0.5 million or 7% from the first half of 2009 to the first half of 2010. The increase during the 2010 periods is primarily due to an increase in compensation expense as the result of the same factors described above under research and development: a company-wide salary reduction during the second quarter of 2009, an increase in the number of employees during 2010 and a 2010 management bonus accrual.

Restructuring

We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense was comprised of the following amounts (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Termination benefits [1]	$—	$41	$—	$118
Consolidation of leased space [2]	—	19	94	26

Total restructuring expenses	$—	$60	$94	$144

Included in cost of revenue	$—	$(4)	$—	$43
Included in operating expenses	—	64	94	101

[1]	Includes severance payments for terminated employees.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and related professional fees.

In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted from global economic uncertainty. The plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and was completed during the second quarter of 2009. All termination benefits recorded during the first half of 2009 were attributable to the plan initiated in December 2008.

In November 2006, we initiated a restructuring plan that included consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency. Although this plan was completed in the fourth quarter of 2008, lease termination expense was recorded in the first half of 2010 and 2009 due to decreases in estimated future sublease income and related professional fees.

Interest and other income, net

Interest and other income, net consisted of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	$ change	2010	2009	$ change
Gain on sale of marketable securities [1]	$344	$—	$344	$344	$—	$344
Interest expense [2]	(124)	(145)	21	(247)	(396)	149
Interest income [3]	19	75	(56)	32	173	(141)
Amortization of debt issuance costs [4]	(18)	(26)	8	(36)	(87)	51
Gain on repurchase of long-term debt, net [5]	—	3,836	(3,836)	—	12,860	(12,860)

Total interest and other income, net	$221	$3,740	$(3,519)	$93	$12,550	$(12,457)

[1]	In the second quarter of 2010 we realized a gain of $0.3 million on the sale of available-for-sale marketable securities.

[2]

Interest expense primarily relates to interest payable on our convertible subordinated debentures (the “debentures”). The decrease in the 2010 periods is due to the reduced outstanding principal balance which resulted from our February 2009 and May 2009 repurchases of our debentures.

[3]

Interest income is earned on cash equivalents and short-term marketable securities. The decrease in the 2010 periods is primarily due to lower balances of marketable securities which resulted from our repurchases of our debentures.

[4]

The fees associated with the 2004 issuance of our debentures have been capitalized and are being amortized over a period of seven years. The decrease in the 2010 periods is due to the write-offs of fees associated with the portions of our debentures repurchased in February 2009 and May 2009. The remaining amortization period is approximately one year as of June 30, 2010.

[5]

In February 2009, we repurchased and retired $27.1 million of our outstanding debentures for $17.8 million in cash. We recognized a net gain on the repurchase of $9.0 million, which includes a $9.3 million discount, offset by a write-off of debt issuance costs of $0.3 million. In May 2009, we repurchased and retired $17.8 million of the debentures for $13.8 million in cash. We recognized a net gain on the repurchase of $3.8 million, which included a $4.0 million discount, offset by a write-off of debt issuance costs of $0.2 million.

Provision (benefit) for income taxes

The provision for income taxes recorded for the second quarters of 2010 and 2009 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first half of 2010 was due to a benefit of $5.3 million recorded in the first quarter of 2010 for the reversal of previously recorded tax contingencies, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The benefit for income taxes recorded for the first half of 2009 was due to a benefit of $1.8 million recorded in the first quarter of 2009 for the reversal of a previously recorded tax contingency. These benefits were partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

Business Outlook

On July 27, 2010, we provided an outlook for the third quarter of 2010 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

We expect to record net income (loss) per share in the third quarter of 2010 of $0.07 to $(0.15), based on the following estimates:

•	Third quarter revenue of $18 million to $20 million.

•	Gross profit margin of approximately 46% to 50%.

•	Operating expenses of $9.5 million to $10.5 million.

•	Tax benefit of $0.3 million to $0.6 million.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009	$ change	% change
Cash and cash equivalents	$14,643	$17,797	$(3,154)	(18)%
Short-term marketable securities	14,706	9,822	4,884	50
Long-term marketable securities	3,510	3,240	270	8

Total cash and marketable securities	$32,859	$30,859	$2,000	6%

Total cash and marketable securities increased 6% from December 31, 2009 to June 30, 2010. The net increase in the first half of 2010 resulted primarily from $2.8 million generated by operating activities and $0.8 million of realized and unrealized gains on marketable securities. These increases were partially offset by $1.1 million in payments on property and equipment and other asset financing and $0.7 million for purchases of property and equipment.

At June 30, 2010, cash equivalents and short-term marketable securities included $13.2 million in money market funds, $3.6 million in commercial paper, $10.0 million in U.S. government agencies debt securities, and $1.7 million in corporate debt securities. At June 30, 2010, we also held a $3.5 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.

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

The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of June 30, 2010, we had nominal unrealized gains and losses on these investments.

The valuation of our long-term equity investment has fluctuated significantly, and could continue to fluctuate significantly, due to a variety of factors including changes in the global economy and changes in the actual or expected performance of the issuing company. We have recorded other-than-temporary impairments related to this investment of $7.9 million. Although the valuation of our investment has increased since we recorded our last other-than-temporary impairment in December 2008, we may record additional impairment charges in the future if we determine that any declines in value are other-than-temporary. Such an impairment would negatively impact our results of operations, but would not materially impact our financial condition.

We anticipate that our existing cash and investment balances will be adequate to fund our operating, investing and financing needs for the next twelve months. From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. We may also repurchase additional amounts of our debentures and common stock. Any further transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

Accounts receivable, net

Accounts receivable, net decreased to $4.7 million at June 30, 2010 from $5.6 million at December 31, 2009. The average number of days sales outstanding decreased to 23 days at June 30, 2010 from 26 days at December 31, 2009. The decrease in days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2010.

Inventories, net

Inventories, net decreased to $5.7 million at June 30, 2010 from $6.2 million at December 31, 2009 as a result of tightened inventory management. Inventory turnover on an annualized basis decreased to 6.5 at June 30, 2010 from 7.0 at December 31, 2009.

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

We may redeem some or all of the outstanding debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. As of June 30, 2010 we have classified the debentures as current liabilities as we expect the holders to require us to purchase all of the debentures on May 15, 2011. We intend to refinance or repurchase the debentures over the next twelve months or when due. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.

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

Contractual Payment Obligations

Our contractual obligations for 2010 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010. Our obligations for 2010 and beyond have not changed materially as of June 30, 2010.

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

During the first half of 2010 and as of June 30, 2010, a significant majority of our financial assets were held as cash equivalents or high quality short-term marketable securities with yields approaching zero. Accordingly, a hypothetical decrease in interest rates would not have a significant impact on our results of operations or financial position.

As of June 30, 2010, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Company Specific Risks

Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to shortages based on low manufacturing yield, errors in manufacturing, uncontrollable lead-times for manufacturing, capacity allocation, price increases with little notice, volatile inventory levels and delays in product delivery, which could result in delays in satisfying customer demand, increased costs and loss of revenue.

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

We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. Our suppliers can increase the prices of the products we purchase from them with little notice, which may cause us to increase the prices to our customers and harm our competitiveness. Because our requirements represent only a small portion of the total production capacity of our contract manufacturers, they are more likely to reallocate capacity to other customers even during periods of high demand for our products, as they have done in the past. We expect this may occur again in the future.

Establishing a relationship with a new contract manufacturer in the event of delays or increased prices would be costly and burdensome. The lead time to make such a change would be at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months. If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products or if we are unable to obtain our products from our contract manufacturers on schedule, or at all, we could incur significant delays in shipping products, our ability to satisfy customer demand could be harmed, our revenue from the sale of products may be lost or delayed and our customer relationships and ability to obtain future design wins could be damaged.

Our product strategy, which is targeted at markets demanding superior video and image quality, may not lead to new design wins or significantly increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.

We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, we have shifted away from our previous approach of implementing our intellectual property (“IP”) exclusively in system-on-chip integrated circuits (“ICs”), to an approach designed to improve video performance of our customers’ image processors through the use of our Motion Estimation Motion Compensation (“MEMC”) co-processor ICs. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the television market. Although our new product strategy is developed to take advantage of market trends, such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.

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

As of June 30, 2010, $15.8 million of our 1.75% convertible subordinated debentures (the “debentures”) were outstanding. Although the debentures are not due until 2024, the holders have the right to require us to purchase all or a portion of the debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, we expect the holders to exercise their put option on May 15, 2011. We may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to maintain sufficient cash and marketable security balances to refinance or pay off the debentures when and if the put option is exercised, or that such a repurchase would not result in cash reserves too low for us to continue our business as a going concern. We may need, or could elect to seek, additional funding through public or private equity or debt financing, which we may not be able to obtain. If we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

We may fail to retain or attract the specialized technical and management personnel required to successfully operate our business.

Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. In the past three years we have experienced turn-over in several of our executive management positions and we have also experienced, and may continue to experience difficulty in hiring and retaining qualified engineering personnel in our Shanghai design center.

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

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory were $1.2 million and $1.5 million in 2009 and 2008, respectively and $0.9 million for the six months ended June 30, 2010.

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

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 39%, 35% and 32% of revenue for the six month period ended June 30, 2010 and years ended December 31, 2009 and 2008, respectively. Revenue attributable to our top five end customers represented 60%, 56% and 55% of revenue for the six month period ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. As of June 30, 2010 and 2009, we had three accounts that each represented 10% or more of accounts receivable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

The estimates we use for our advance orders from contract manufacturers are based, in part, on reports of inventory levels and production forecasts from our distributors and integrators, which act as intermediaries between us and the companies using our products. This process requires us to make numerous assumptions concerning demand and to rely on the accuracy of the reports and forecasts of our distributors and integrators, each of which may introduce error into our estimates of inventory requirements. Our failure to manage this challenge could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2009 and 2008. On the other hand, if we underestimate demand, we would forego revenue opportunities, lose market share and damage our customer relationships.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales, our revenue could decrease.

Sales outside the U.S. accounted for approximately 95%, 97% and 95% of revenue for the six month period ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	foreign currency exchange fluctuations in the currencies of Japan, the People’s Republic of China (“PRC”), Taiwan or Korea;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	potentially adverse tax consequences;

•	difficulties regarding timing and availability of export and import licenses;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers; and

•	outbreaks of health epidemics in the PRC or other parts of Asia.

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

We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires management’s annual review and evaluation of internal control over financial reporting. If we are unable to maintain an effective system of internal controls, our shareholders could lose confidence in the accuracy and completeness of our financial reports which in turn could cause our stock price to decline.

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

The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to produce semiconductors free of defects. Because many of our products are more highly integrated than other semiconductors and incorporate mixed signal analog and digital signal processing, multi-chip modules and embedded memory technology, they are even more difficult to produce without defects. Defective products can be caused by design or manufacturing difficulties. Therefore, identifying quality problems can occur only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Despite testing by both our customers and us, errors or performance problems may be found in existing or new semiconductors.

Failure to achieve defect-free products may result in increased costs and delays in the availability of our products. Additionally, customers could seek damages from us for their losses and shipments of defective products may harm our reputation with our customers. We have experienced field failures of our semiconductors in certain customer applications that required us to institute additional testing. As a result of these field failures, we have incurred warranty costs due to customers returning potentially affected products and have experienced reductions in revenues due to delays in production. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Shipments of defective products could cause us to lose customers or to incur significant replacement costs, either of which would harm our business.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2010 we held 125 patents and had 30 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

Creating the capacity for new technological changes may cause manufacturers to discontinue older manufacturing processes in favor of newer ones. We must then either retire the affected part or develop a new version of the part that can be manufactured with a newer process. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. We may not be able to place last time buy orders for the old technology or find alternate manufacturers of our products to allow us to continue to produce products with the older technology while we expend the significant costs for research and development and time to migrate to new, more advanced processes. For instance, we also utilize 0.18um and 0.15um standard logic processes, which may only be available for the next five to seven years. Additionally, a portion of our products use 0.11um technology for memory die, which is being phased out in favor of 65nm memory die to increase yields and decrease cost. Because of this transition, our customers must re-qualify the affected parts.

Shortages of materials used in the manufacturing of our products and other key components of our customers’ products may increase our costs, impair our ability to ship our products on time and delay our ability to sell our products.

From time to time, shortages of components and materials that are critical to the manufacture of our products and our customers’ products may occur. Such critical components and materials include semiconductor wafers and packages, double data rate memory die, display components, analog-to-digital converters, digital receivers, video decoders and voltage regulators. If material shortages occur, we may incur additional costs or be unable to ship our products to our customers in a timely fashion, both of which could harm our business and adversely affect our results of operations.

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

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia and North America. The cyclical nature of the semiconductor industry has also led to significant variances in product demand and production capacity. We have experienced, and may continue to experience, periodic fluctuations in our financial results because of changes in industry-wide conditions.

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

We may be unable to maintain compliance with NASDAQ Marketplace Rules which could cause our common stock to be delisted from the NASDAQ Global Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.

On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock was $3.31 on July 30, 2010, the price has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. A second reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.

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

•

members of our board of directors can be removed only for cause and at a meeting of shareholders called expressly for that purpose, by the vote of 75 percent of the votes then entitled to be cast for the election of directors; and

•

our board of directors may alter our bylaws without obtaining shareholder approval; and shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.

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

PIXELWORKS, INC.

Dated: August 5, 2010	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer