Form 10-Q
period 2010-09-30
PIXELWORKS, INC
filed 2010-11-04
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Number of shares of Common Stock outstanding as of October 29, 2010: 13,564,942

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,378	$17,797
Short-term marketable securities	12,602	9,822
Accounts receivable, net	5,319	5,619
Inventories, net	5,466	6,158
Prepaid expenses and other current assets	2,636	2,265

Total current assets	42,401	41,661

Long-term marketable securities	2,265	3,240
Property and equipment, net	5,809	5,121
Other assets, net	5,358	5,006
Acquired intangible assets, net	—	1,050

Total assets	$55,833	$56,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,547	$7,680
Accrued liabilities and current portion of long-term liabilities	9,679	8,513
Current portion of income taxes payable	—	109
Debt currently payable	15,779	—

Total current liabilities	32,005	16,302

Long-term liabilities, net of current portion	2,611	1,462
Income taxes payable, net of current portion	3,738	9,462
Long-term debt	—	15,779

Total liabilities	38,354	43,005

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock	—	—
Common stock	335,892	334,849
Accumulated other comprehensive income	856	1,087
Accumulated deficit	(319,269)	(322,863)

Total shareholders’ equity	17,479	13,073

Total liabilities and shareholders’ equity	$55,833	$56,078

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue, net	$18,027	$16,732	$55,384	$41,725
Cost of revenue (1)	9,733	9,391	29,787	23,455

Gross profit	8,294	7,341	25,597	18,270

Operating expenses:
Research and development (2)	5,612	4,870	16,505	14,178
Selling, general and administrative (3)	3,685	3,011	11,435	10,224
Restructuring	—	104	94	205

Total operating expenses	9,297	7,985	28,034	24,607

Loss from operations	(1,003)	(644)	(2,437)	(6,337)

Gain on sale of marketable securities	316	—	660	—
Interest expense	(125)	(124)	(372)	(520)
Interest income	17	53	49	226
Amortization of debt issuance costs	(19)	(19)	(55)	(106)
Gain on repurchase of long-term debt, net	—	—	—	12,860

Interest and other income (loss), net	189	(90)	282	12,460

Income (loss) before income taxes	(814)	(734)	(2,155)	6,123

Provision (benefit) for income taxes	(821)	156	(5,749)	(1,103)

Net income (loss)	$7	$(890)	$3,594	$7,226

Net income (loss) per share:
Basic	$0.00	$(0.07)	$0.27	$0.54

Diluted	$0.00	$(0.07)	$0.25	$0.53

Weighted average shares outstanding:
Basic	13,465	13,307	13,417	13,316

Diluted	14,335	13,307	14,370	13,549

(1) Includes:
Amortization of acquired developed technology	$—	$573	$1,050	$1,763
Stock-based compensation	17	4	41	14
Additional amortization of non-cancelable prepaid royalty	—	62	5	180
Restructuring	—	—	—	43
(2) Includes stock-based compensation	120	99	309	325
(3) Includes stock-based compensation	225	92	500	449

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,594	$7,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on repurchase of long-term debt, net	—	(12,860)
Reversal of uncertain tax positions	(5,957)	(1,815)
Depreciation and amortization	3,328	3,441
Amortization of acquired intangible assets	1,050	1,763
Stock-based compensation	850	788
Gain on sale of marketable securities	(660)	—
Other non-cash tax benefits	(27)	—
Amortization on short-term marketable securities	68	26
Amortization of debt issuance costs	55	106
(Gain) loss on asset disposals	(4)	6
Deferred income tax benefit	—	(207)
Other	43	38
Changes in operating assets and liabilities:
Accounts receivable, net	300	455
Inventories, net	692	134
Prepaid expenses and other current and long-term assets, net	1,024	434
Accounts payable	(1,797)	2,194
Accrued current and long-term liabilities	373	(2,851)
Income taxes payable	123	440

Net cash provided by (used in) operating activities	3,055	(682)

Cash flows from investing activities:
Purchases of marketable securities	(13,567)	(8,877)
Proceeds from sales and maturities of marketable securities	12,150	10,300
Purchases of property and equipment	(1,171)	(702)
Purchases of other assets	(290)	(27)
Proceeds from sales of property and equipment	5	—

Net cash provided by (used in) investing activities	(2,873)	694

Cash flows from financing activities:
Payments on asset financings	(1,794)	(1,532)
Proceeds from issuances of common stock	193	14
Repurchase of long-term debt	—	(31,532)
Repurchase of common stock	—	(167)

Net cash used in financing activities	(1,601)	(33,217)

Net change in cash and cash equivalents	(1,419)	(33,205)
Cash and cash equivalents, beginning of period	17,797	53,149

Cash and cash equivalents, end of period	$16,378	$19,944

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 130 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

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

The financial information included herein for the three and nine month periods ended September 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2009 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 10, 2010, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2010.

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

NOTE 2: BALANCE SHEET COMPONENTS

Marketable Securities – See Note 3

Accounts Receivable, Net

Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	September 30, 2010	December 31, 2009
Accounts receivable, gross	$5,755	$6,047
Less: allowance for doubtful accounts	(436)	(428)

Accounts receivable, net	$5,319	$5,619

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$428	$542
Additions charged (reductions credited)	8	(98)
Accounts written-off, net of recoveries	—	—

Balance at end of period	$436	$444

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Finished goods	$3,200	$2,888
Work-in-process	4,234	5,410

Inventory, gross	7,434	8,298
Inventory reserves	(1,968)	(2,140)

Inventory, net	$5,466	$6,158

Inventory, gross reflects lower of cost or market write-downs of $771 for the nine months ended September 30, 2010.

The following is the change in our inventory reserves:

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$2,140	$4,994
New provision	476	433
Sales of previously reserved inventory	(84)	(647)

Net provision (benefit)	392	(214)
Final scrap of previously reserved inventory	(564)	(1,904)

Balance at end of period	$1,968	$2,876

The provision for the nine months ended September 30, 2010 and 2009 consists of reserves for slow moving and obsolete items which we do not currently expect to be able to sell or otherwise use. While it is possible that a customer will decide in the future to purchase inventory items for which a full or partial reserve has been made, it is not possible for us to predict if or when this may happen, or the amount of gain we may recognize. If such sales occur, we do not expect that they will have a material effect on gross profit margin.

Property and Equipment, Net

Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
Gross carrying amount	$21,739	$18,472
Less: accumulated depreciation and amortization	(15,930)	(13,351)

Property and equipment, net	$5,809	$5,121

Acquired Intangible Assets, Net

Acquired intangible assets consist of the following developed technology:

	September 30, 2010	December 31, 2009
Gross carrying amount	$19,170	$19,170
Less: accumulated amortization	(19,170)	(18,120)

Acquired intangible assets, net	$—	$1,050

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2010	December 31, 2009
Current portion of accrued liabilities for asset financings	$2,701	$2,068
Accrued payroll and related liabilities	2,551	2,279
Accrued commissions and royalties	1,139	853
Reserve for warranty returns	547	304
Accrued interest payable	392	257
Accrued costs related to restructuring	198	190
Other	2,151	2,562

	$9,679	$8,513

The following is the change in our reserves for warranty returns:

	Nine Months Ended September 30,
	2010	2009
Reserve for warranty returns:
Balance at beginning of period	$304	$593
Provision	688	299
Charge-offs	(445)	(540)

Balance at end of period	$547	$352

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

As of September 30, 2010, $15,779 of the debentures are outstanding. The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they can not be settled in cash or other assets.

We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the $15,779 debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. As of September 30, 2010 we have classified the debentures as current liabilities as we expect the holders to require us to purchase all of the debentures on May 15, 2011. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	September 30, 2010	December 31, 2009
Accrued liabilities for asset financings	$1,786	$553
Deferred rent	350	494
Accrued costs related to restructuring	141	218
Payroll and related liabilities	133	136
Other	201	61

	$2,611	$1,462

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

As of September 30, 2010 and December 31, 2009, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of September 30, 2010:
U.S. government agencies debt securities	$9,133	$5	$9,138
Commercial paper	2,347	—	2,347
Corporate debt securities	1,117	—	1,117

	$12,597	$5	$12,602

As of December 31, 2009:
U.S. government agencies debt securities	$6,286	$(3)	$6,283
Commercial paper	2,996	—	2,996
Corporate debt security	542	1	543

	$9,824	$(2)	$9,822

	Cost	Unrealized Gain	Fair Value
Long-term marketable securities:
As of September 30, 2010:
Equity securities	$1,346	$919	$2,265
As of December 31, 2009:
Equity securities	$2,110	$1,130	$3,240

Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the condensed consolidated balance sheets. During the quarter ended September 30, 2010, we sold an available-for-sale short-term marketable security and a portion of our long-term marketable securities for gross proceeds of $1,799 and $869 respectively, and gross realized gains of $0 and $316 respectively. We determined the cost of securities sold using specific identification. Net unrealized holding gains of $469 and $409 on available-for-sale marketable securities were reclassified out of accumulated other comprehensive income for the three and nine month periods ended September 30, 2010, respectively.

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

The following tables present information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
As of September 30, 2010:
Money market funds	$13,919	$—	$—	$13,919
Certificates of deposit	200	—	—	200
U.S. government agencies debt securities	—	9,138	—	9,138
Commercial paper	—	2,947	—	2,947
Corporate debt securities	—	1,117	—	1,117
Long-term marketable securities	2,265	—	—	2,265

Total	$16,384	$13,202	$—	$29,586

As of December 31, 2009:
Money market funds	$16,873	$—	$—	$16,873
Certificates of deposit	200	—	—	200
U.S. government agencies debt securities	—	6,283	—	6,283
Commercial paper	—	2,996	—	2,996
Corporate debt security	—	543	—	543
Long-term marketable securities	3,240	—	—	3,240

Total	$20,313	$9,822	$—	$30,135

We primarily use the market approach to determine the fair value of our financial assets.

The fair value of our current assets and liabilities, excluding debt currently payable, approximates the carrying value due to the short-term nature of these balances. As of September 30, 2010 the fair value and carrying value of our debt currently payable is $15,463 and $15,779, respectively. The fair value estimate is based on the most recent sales of our debt. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

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

In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. Although this plan was completed in the fourth quarter of 2008, lease termination costs were recorded in 2010 and 2009 due to decreases in estimated future sublease income and related professional fees.

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

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the condensed consolidated balance sheets. The following is a summary of the change in accrued liabilities related to our restructuring plans during the nine months ended September 30, 2010:

	December 31, 2009	Expensed	Payments	September 30, 2010
Lease termination costs	$408	$94	$(163)	$339

The remaining liability for lease termination costs was accrued under the November 2006 plan and will be paid in cash over the remaining lease terms.

NOTE 5: INCOME TAXES

The benefit for income taxes recorded for the third quarter of 2010 was primarily due to a benefit of $673 for the reversal of previously recorded tax contingencies due to the expiration of applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The provision for income taxes recorded for the third quarter of 2009 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

The benefit for income taxes recorded for the first nine months of 2010 and 2009 of $5,957 and $1,815, respectively, were primarily due to the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

As of September 30, 2010, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of September 30, 2010 and December 31, 2009, the amount of our uncertain tax positions was a liability of $3,738 and $9,462, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $1,189 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$7	$(890)	$3,594	$7,226
Reclassification of unrealized gain upon sale of available-for-sale securities	(469)	—	(409)	—
Unrealized gain (loss) on available-for-sale securities	(218)	(167)	205	186
Tax effect of unrealized gain (loss) on available-for-sale securities	102	—	(27)	—

Total comprehensive income (loss)	$(578)	$(1,057)	$3,363	$7,412

NOTE 7: EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding. Diluted weighted average shares outstanding include the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards and units, and the assumed issuance of common stock under the stock purchase plan. Potentially dilutive common shares issuable upon conversion of our convertible subordinated debentures are computed using the if-converted-method.

The following schedule reconciles the computation of basic net income (loss) per share and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) used in basic net income (loss) per share	$7	$(890)	$3,594	$7,226

Basic weighted average shares outstanding	13,465	13,307	13,417	13,316
Dilutive effect of employee equity incentive plans	870	—	953	233

Diluted weighted average shares outstanding	14,335	13,307	14,370	13,549

Net income (loss) per common share:
Basic	$0.00	$(0.07)	$0.27	$0.54

Diluted	$0.00	$(0.07)	$0.25	$0.53

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee equity incentive plans	1,834	1,261	1,608	1,580
Conversion of debentures	216	216	216	404

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended September 30,
	2010	2009
Cash paid during the period for:
Interest	$237	$469
Income taxes	111	159
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$4,210	$2,576

NOTE 9: SHAREHOLDERS’ EQUITY

On May 18, 2010 our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the “ESPP”) for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to three thousand shares of stock on each purchase date, with a maximum annual purchase amount of $25,000. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP.

The fair value of purchase rights under the ESPP are estimated using the Black-Scholes option valuation model and expensed straight-line over the expected service period, which is generally the 18 month offering period. The Black-Scholes option valuation is affected by our estimates of the risk free rate, our expected dividend yield, the expected term of the purchase rights and expected volatility of our common shares over the expected term.

NOTE 10: SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the customer, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Japan	$12,014	$10,087	$34,695	$22,741
Taiwan	2,747	4,025	10,044	9,588
Europe	884	516	2,553	2,151
Korea	648	722	2,093	2,486
U.S.	635	324	2,394	1,328
China	165	584	945	1,460
Other	934	474	2,660	1,971

	$18,027	$16,732	$55,384	$41,725

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
Distributors:
All distributors	65%	54%	59%	51%
Distributor A	49%	39%	42%	36%
End Customers: (1)
Top five end customers	59%	59%	58%	55%
End customer A	18%	21%	20%	18%
End customer B	12%	9%	12%	10%
End customer C	11%	15%	11%	11%
End customer D	10%	4%	9%	6%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2010	December 31, 2009

Account A	35%	22%
Account B	19%	34%
Account C	12%	11%

NOTE 11: RISKS AND UNCERTAINTIES

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2010, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

Legal Proceedings

Effective October 1, 2010, the Company and Intersil Corporation (“Intersil”) entered into an agreement to resolve the previously disclosed dispute between the parties (Superior Court of the State of California for the County of Santa Clara, Case No. 1-10-CV-164894) (the “Action”). The agreement includes an amendment to the license agreement between Intersil and the Company reducing the total amount of remaining prepaid royalties to be paid by the Company from $1,250 to $900. Intersil and the Company each also agreed to dismiss with prejudice their respective claims against the other party in the Action and the Action was dismissed, with prejudice, on October 6, 2010.

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

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 130 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel displays and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Factors Affecting Results of Operations and Financial Condition

General Market Conditions

Financial, commercial and consumer markets experienced significant disruption during the last quarter of 2008 and throughout 2009 which adversely affected our results of operations during 2009. We experienced a significant decrease in revenue during the first and second quarters of 2009 as consumer demand decreased and our customers reduced their inventory levels in response to economic uncertainty and lack of visibility regarding expected future sales. Although the macroeconomic environment and our business appear to have stabilized during the second half of 2009 and during the first nine months of 2010, consumer confidence and spending remain cautious and we are unable to predict how the uncertainty in the global economic environment may impact our future results of operations and financial position.

Results of Operations

Revenue, net

Revenue, net for the three and nine month periods ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% change	2010	2009	% change
Revenue, net	$18,027	$16,732	8%	$55,384	$41,725	33%

Net revenue increased $1.3 million, or 8%, from the third quarter of 2009 to the third quarter of 2010. The increase was attributable to a 2% increase in units sold and a 6% increase in average selling price. The increase in revenue resulted primarily from increased sales of our new digital projector products, including increased sales in the DLP segment of the digital projector market. These increases were partially offset by a decrease in units sold into the television and panel market due to new product transactions.

Net revenue increased $13.7 million, or 33%, from the first nine months of 2009 to the first nine months of 2010. The increase was attributable to a 25% increase in units sold and a 6% increase in average selling price. The increase in units sold resulted primarily from increased sales into the digital projector market as customer demand strengthened during the first nine months of 2010 as a result of improvements in the world wide economy. The increase in the digital projector market was partially offset by decreased sales of legacy products that we acquired in conjunction with our acquisition of Equator Technologies, Inc. during the first nine months of 2010 compared to the first nine months of 2009.

Cost of revenue and gross profit

Cost of revenue and gross profit for the three month periods ended September 30, 2010 and 2009, were as follows (dollars in thousands):

	Three months ended September 30,
	2010	% of revenue	2009	% of revenue
Direct product costs and related overhead [1]	$9,403	52%	$8,679	52%
Amortization of acquired intangible assets	—	0	573	3
Inventory charges [2]	313	2	73	0
Other cost of revenue [3]	17	0	66	0

Total cost of revenue	$9,733	54%	$9,391	56%

Gross profit	$8,294	46%	$7,341	44%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes the net provision for inventory reserves and lower of cost or market write-downs.

[3]	Includes stock based compensation and additional amortization of non-cancelable prepaid royalty.

Cost of revenue decreased to 54% of total revenue in the third quarter of 2010, down from 56% of total revenue in the third quarter of 2009. The decrease is primarily due to the elimination of amortization expense for acquired intangible assets that were fully amortized as of June 30, 2010. The decrease is partially offset by an increase in inventory charges as we continue to transition customers to our next generation products. Direct product cost as a percentage of revenue remained flat in the third quarter of 2010 as the result of cost reductions on our new products, offset by a higher mix of our new products which have higher material costs than our legacy products.

Cost of revenue and gross profit for the nine month periods ended September 30, 2010 and 2009, were as follows (dollars in thousands):

	Nine months ended September 30,
	2010	% of revenue	2009	% of revenue
Direct product costs and related overhead [1]	$27,528	50%	$21,669	52%
Amortization of acquired intangible assets	1,050	2	1,763	4
Inventory charges [2]	1,163	2	(214)	(1)
Other cost of revenue [3]	46	0	237	1

Total cost of revenue	$29,787	54%	$23,455	56%

Gross profit	$25,597	46%	$18,270	44%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes the net provision (benefit) for inventory reserves and lower of cost or market write-downs.

[3]	Includes stock based compensation and additional amortization of non-cancelable prepaid royalty.

Cost of revenue decreased to 54% of total revenue in the first nine months of 2010, down from 56% of total revenue in the first nine months of 2009. The percentage decrease resulted from a decrease in direct product cost due to improved overhead cost absorption and favorable changes in the mix of products sold. The decrease is also partially due to a decrease in amortization expense for acquired intangibles assets that were fully amortized as of June 30, 2010. The decreases are partially offset by an increase in inventory charges as we transitioned customers to our next generation products.

Research and development

Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.

Research and development expense for the three month periods ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Three months ended September 30,		2010 v 2009
	2010	2009	$ change	% change
Research and development	$5,612	$4,870	$742	15%

Research and development expense increased $0.7 million, or 15%, from the third quarter of 2009 to the third quarter of 2010 primarily due to the following:

•	Compensation expense increased $0.3 million as the result of:

•	the elimination of a company-wide 10% salary reduction that was in effect during the third quarter of 2009; and

•	an increase in the number of research and development employees from the third quarter of 2009 to the third quarter of 2010.

•	Non-recurring engineering and outside services increased $0.2 million;

•	Depreciation and amortization expense, software and software maintenance expense and expensed equipment increased $0.1 million.

Research and development expense for the nine month periods ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Nine months ended September 30,		2010 v 2009
	2010	2009	$ change	% change
Research and development	$16,505	$14,178	$2,327	16%

Research and development expense increased $2.3 million, or 16%, from the first nine months of 2009 to the first nine months of 2010 primarily due to the following:

•	Compensation expense increased $0.9 million as the result of:

•	the elimination of a company-wide 10% salary reduction that was in effect during the second and third quarters of 2009; and

•	an increase in the number of research and development employees from the first nine months of 2009 to the first nine months of 2010.

•	Non-recurring engineering and outside services increased $0.6 million as a result of increased products in development during the first nine months of 2010.

•

Depreciation and amortization expense, software maintenance expense and expensed equipment and software increased $0.5 million as a result of an increase in engineering software tools, and our purchase of additional equipment during the first nine months of 2010.

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

Selling, general and administrative expense for the three and nine month periods ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% change	2010	2009	% change
Selling, general and administrative	$3,685	$3,011	22%	$11,435	$10,224	12%

Selling, general and administrative expense increased $0.7 million or 22%, from the third quarter of 2009 to the third quarter of 2010 and $1.2 million or 12%, from the first nine months of 2009 to the first nine months of 2010. The increase during the 2010 periods is primarily due to an increase in compensation expense as the result of the elimination of a company-wide salary reduction in effect during the second and third quarters of 2009 and an increase in the number of employees during 2010. The increase is partially offset by the reversal of the management bonus accrual in the third quarter 2010 as a result of changes to our estimated annual results.

Restructuring

We recorded restructuring expense in cost of revenue and operating expenses. Restructuring expense for the three and nine month periods ended September 30, 2010 and 2009, was comprised of the following amounts (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Termination benefits [1]	$—	$—	$—	$118
Consolidation of leased space [2]	—	104	94	130

Total restructuring expenses	$—	$104	$94	$248

Included in cost of revenue	$—	$—	$—	$43
Included in operating expenses	—	104	94	205

[1]	Includes severance payments for terminated employees.

[2]	Expenses related to the consolidation of leased space included future non-cancelable rent payments due for vacated space (net of estimated sublease income) and related professional fees.

In December 2008, we initiated a restructuring plan to reduce our operating expenses in response to decreases in current and forecasted revenue which resulted from global economic uncertainty. The plan reduced operations, research and development and administrative headcount in our San Jose, Taiwan and China offices, and was completed during the second quarter of 2009. All termination benefits recorded during 2009 were attributable to the plan initiated in December 2008.

In November 2006, we initiated a restructuring plan that included consolidation of our operations in order to reduce compensation and rent expense, while at the same time making critical infrastructure investments in people, processes and information systems to improve our operating efficiency. Although this plan was completed in the fourth quarter of 2008, lease termination expense was recorded in 2010 and 2009 due to decreases in estimated future sublease income and related professional fees.

Interest and other income (loss), net

Interest and other income (loss), net for the three and nine month periods ended September 30, 2010 and 2009, consisted of the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	$ change	2010	2009	$ change
Gain on sale of marketable securities	$316	$—	$316	$660	$—	$660
Interest expense [1]	(125)	(124)	(1)	(372)	(520)	148
Interest income [2]	17	53	(36)	49	226	(177)
Amortization of debt issuance costs [3]	(19)	(19)	—	(55)	(106)	51
Gain on repurchase of long-term debt, net [4]	—	—	—	—	12,860	(12,860)

Total interest and other income (loss), net	$189	$(90)	$279	$282	$12,460	$(12,178)

[1]

Interest expense primarily relates to interest payable on our convertible subordinated debentures (the “debentures”). The decrease in the first nine months of 2010 compared to the first nine months of 2009 is due to the reduced outstanding principal balance which resulted from our repurchases of our debentures during the first half of 2009.

[2]

Interest income is earned on cash equivalents and short-term marketable securities. The decrease in the third quarter of 2010 compared to the third quarter of 2009 is primarily due to decreased yields on balances of marketable securities. The decrease in the first nine months of 2010 compared to the first nine months of 2009 is primarily due to lower balances of marketable securities which resulted from our repurchases of our debentures during the first half of 2009 as well as decreased yields.

[3]

The fees associated with the 2004 issuance of our debentures have been capitalized and are being amortized over a period of seven years. The decrease in the first nine months of 2010 compared to the first nine months of 2009 is due to the write-off of fees associated with the portions of our debentures repurchased in the first half of 2009. The remaining amortization period is less than one year as of September 30, 2010.

[4]

In the first half of 2009, we repurchased and retired $44.9 million principal amount of the debentures for $31.5 million in cash. We recognized a net gain on the repurchase of $12.9 million, which includes a $13.4 million discount, offset by a write-off of debt issuance costs of $0.5 million.

Provision (benefit) for income taxes

The benefit for income taxes recorded for the third quarter of 2010 was primarily due to a benefit of $0.7 million for the reversal of previously recorded tax contingencies due to the expiration of applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. The provision for income taxes recorded for the third quarter of 2009 included current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

The benefit for income taxes recorded for the first nine months of 2010 and 2009 of $5.9 million and $1.8 million, respectively, was primarily due to the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

Business Outlook

On October 21, 2010, we provided an outlook for the fourth quarter of 2010 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

We expect to record the following in the fourth quarter of 2010:

•	Fourth quarter revenue of $15 million to $17 million.

•	Gross profit margin of approximately 46% to 50%.

•	Operating expenses of $9.5 million to $10.5 million.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalents and short- and long-term marketable securities as of September 30, 2010 and December 31, 2009, were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009	$ change	% change
Cash and cash equivalents	$16,378	$17,797	$(1,419)	(8)%
Short-term marketable securities	12,602	9,822	2,780	28
Long-term marketable securities	2,265	3,240	(975)	(30)

Total cash and marketable securities	$31,245	$30,859	$386	1%

Total cash and marketable securities increased 1% from December 31, 2009 to September 30, 2010. The net increase in the first nine months of 2010 resulted primarily from $3.1 million generated by operating activities and $0.4 million of realized and unrealized gains on marketable securities. These increases were partially offset by $1.8 million in payments on property and equipment and other asset financing and $1.2 million for purchases of property and equipment.

As of September 30, 2010, cash equivalents and short-term marketable securities included $13.9 million in money market funds, $2.9 million in commercial paper, $9.1 million in U.S. government agencies debt securities, and $1.0 million in corporate debt securities. At September 30, 2010, we also held a $2.3 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.

Despite the difficult credit environment, the quality of our short-term investment portfolio remains high. Our investment policy requires that at least 25% of our portfolio matures within 90 days. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee. As of September 30, 2010, all of the short-term investments in our portfolio have maturities on or before May 15, 2011, the date we expect the holders to require us to purchase all of our outstanding convertible subordinated debentures.

The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of September 30, 2010, we had nominal unrealized gains and losses on these investments.

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

Accounts receivable, net

Accounts receivable, net decreased to $5.3 million as of September 30, 2010 from $5.6 million as of December 31, 2009. The average number of days sales outstanding increased to 27 days as of September 30, 2010 from 26 days as of December 31, 2009. The increase in days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2010.

Inventories, net

Inventories, net decreased to $5.5 million as of September 30, 2010 from $6.2 million as of December 31, 2009 as a result of tightened inventory management. Inventory turnover on an annualized basis is 7.0 as of September 30, 2010 and December 31, 2009.

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

We may redeem some or all of the outstanding debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of the debentures outstanding at each of the following dates: May 15, 2011, May 15, 2014, and May 15, 2019, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest. As of September 30, 2010 the debentures are classified as current liabilities as we expect the holders to require us to purchase all of the debentures on May 15, 2011. We intend to refinance or repurchase the debentures over the next twelve months or when due. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.

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

Contractual Payment Obligations

Our contractual obligations for 2010 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010. Our obligations for 2010 and beyond have not changed materially as of September 30, 2010 except as disclosed under legal proceedings in “Note 12: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

During the first nine months of 2010 and as of September 30, 2010, a significant majority of our financial assets were held as cash equivalents or high quality short-term marketable securities with yields approaching zero. Accordingly, a hypothetical decrease in interest rates would not have a significant impact on our results of operations or financial position.

As of September 30, 2010, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of legal proceedings, see “Note 12: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to a significant increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be less likely or unwilling to select our products due to concerns over our perceived financial stability. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source.

We have incurred indebtedness as a result of the sale of convertible debentures. We anticipate that we must repay or refinance the debentures by May 2011. We may be unable to meet this, or other, future capital requirements.

As of September 30, 2010, $15.8 million of our 1.75% convertible subordinated debentures (the “debentures”) were outstanding. Although the debentures are not due until 2024, the holders have the right to require us to purchase all or a portion of the debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, we expect the holders to exercise their put option on May 15, 2011. We may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us at all. While we believe that our current cash and marketable securities balances will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to maintain sufficient cash and marketable security balances to refinance or pay off the debentures when and if the put option is exercised, or that such a repurchase would not result in cash reserves too low for us to continue our business as a going concern. We may need, or could elect to seek, additional funding through public or private equity or debt financing, which we may not be able to obtain. If we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, inventory charges were $1.2 million and $1.5 million in 2009 and 2008, respectively and $1.2 million for the nine months ended September 30, 2010.

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

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 42%, 35% and 32% of revenue for the nine month period ended September 30, 2010 and years ended December 31, 2009 and 2008, respectively. Revenue attributable to our top five end customers represented 58%, 56% and 55% of revenue for the nine month period ended September 30, 2010 and the years ended December 31, 2009 and 2008, respectively. As of September 30, 2010 and 2009, we had three accounts that each represented 10% or more of accounts receivable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

Sales outside the U.S. accounted for approximately 96%, 97% and 95% of revenue for the nine month period ended September 30, 2010 and the years ended December 31, 2009 and 2008, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

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

Most of our current manufacturers and customers are located in the PRC, Japan, Korea or Taiwan. In addition, a majority of our employees are located in this region. Disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. We cannot be assured that the PRC’s economic policies will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Electronics America., Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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

See “Note 12: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information on current litigation related to licensed technology.

Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2010 we held 130 patents and had 28 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia, Europe and North America. The cyclical nature of the semiconductor industry has also led to significant variances in product demand and production capacity. We have experienced, and may continue to experience, periodic fluctuations in our financial results because of changes in industry-wide conditions.

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

On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock was $3.31 on October 29, 2010, the price has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. A second reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.

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

Item 6.	Exhibits.

10.1	Summary of Pixelworks Non-Employee Director Compensation

10.2	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Director Stock Unit Award

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: November 4, 2010	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer