Form 10-K
period 2010-12-31
PIXELWORKS, INC
filed 2011-03-09
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-30269

PIXELWORKS, INC.

(Exact name of registrant as specified in its charter)

Oregon	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Airport Parkway, Suite 400, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)

408-200-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting Common Stock held by non-affiliates of the registrant at June 30, 2010: $32,875,160. For purposes of this calculation, executive officers and directors are considered affiliates.

Number of shares of Common Stock outstanding as of February 28, 2011: 13,630,558.

Documents Incorporated by Reference

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.

PIXELWORKS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. Actual results could vary materially from those contained in forward looking statements due to many factors, including, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; the success of our products in expanded markets; current global economic challenges; levels of inventory at distributors and customers; changes in the digital display and projection markets; changes in customer ordering patterns or lead times; seasonality in the consumer electronics market; our efforts to achieve profitability from operations; insufficient, excess or obsolete inventory and variations in inventory valuation; litigation related to our intellectual property rights; our lower cash position as a result of our prior and any future debt repurchases, and other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms “Pixelworks,” the “Company,” “we,” “us” and “our” mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.	Business.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 138 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

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

Our primary target markets are liquid crystal display (“LCD”) large-screen televisions and 3LCD and digital light processing (“DLP”) digital front projectors, however we also target other segments within the flat panel display market, including digital signage.

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

The number and variety of digital video applications is increasing rapidly, and video is expanding to play a pervasive role across many aspects of business and personal lifestyle. Digital video content is being delivered from an increasing array of sources that vary dramatically in quality—on Blu-ray DVDs, via cable and satellite, across the Internet and on cell phones and smart devices. The sources and quality of video content range from very high-resolution programming produced by network or movie studios to very poor quality clips created by individuals.

Regardless of the source or quality, increasingly, consumers are sharing video with others and viewing video on a growing array of form factors—from handheld devices to large screen displays. At the same time, the consumer expectation for ever higher quality video continues to rise, driven by higher display resolutions on larger TVs. These trends place new demands on video signal and pixel processing technology to enable display and projection devices to provide the best viewing experience possible across multiple display formats. For example, content created for one type of display device, such as a PC, must be scaled up or down to play back clearly on a different device, such as a television. On larger, higher-resolution TV screens, image quality deteriorates significantly, and must be compensated for with video processing technology that restores or even creates higher video quality.

The latest generations of advanced digital display devices enhance image performance in a number of ways, chief among them being increasing the size of the display, increasing the display resolution and increasing the number of times per second the image is refreshed. Premium displays currently feature “full HD” resolutions of 1920 columns by 1080 rows of pixels progressively scanned (“1080p”), display frame rates of 240Hz or more, are 3D ready and measure from 32 inches to 70 inches or more diagonally. In addition to the need for image enhancement, various applications, such as digital signage, Internet- enabled televisions and connected classroom environments, are creating a need for new networking capabilities that can enable the sharing of video across display devices and display environments.

Large-Screen Flat Panel Display Market

The market for flat panel displays has risen rapidly over the past decade and is projected to be worth more than $100 billion in sales annually by 2012, according to the industry research firm DisplaySearch. Key segments of growth within the flat panel display industry are consumer applications, such as PC monitors and digital televisions. Digital TVs in particular have transformed the flat panel market, as consumers have enthusiastically embraced advanced television displays that offer sharper and more lifelike images on larger and thinner screens. Increasingly, commercial applications such as public-space advertising, a form of digital signage, are also contributing to the growth of the flat panel market and the drive to improve the image and video quality of the panels themselves.

Flat panel display technologies include LCD, plasma display, rear-projection using LCDs, digital micro-mirror, and newer technologies, such as liquid crystal on silicon (“LCoS”) and organic light emitting diodes (“OLED”). Within flat panel displays, LCD and plasma have emerged as the preferred digital display technologies, with LCD leading the market in growth. The digital TV market and its high volume penetration with consumers has helped to secure the dominance of LCD technology. Shipments of LCD TVs are expected to account for around 77% of all TVs sold and grow from 190 million units in 2010 to 215 million units in 2011, according to DisplaySearch.

A large consumer market has pressured flat panel manufacturers to continually improve the quality of their displays, and as a result LCDs and other flat panel displays continue to increase in resolution and size. 1080p resolution is now the high-end standard, and larger flat panel displays are shifting rapidly from refresh rates of 50/60Hz to faster rates of 100/120Hz, 200/240Hz and even 400/480Hz. The shift to large, high-resolution flat panel displays combined with the transition to 1080p content and higher refresh rates is driving the need for high performance processor solutions to meet the enhanced video quality requirements of next generation display products. As flat panel display resolution and size increase, the challenge of “judder” becomes more of an issue. Judder occurs when content recorded at one rate of frames per second for film content must be converted to faster video rates, and as a result there is a jerkiness, or judder in the resulting video performance. This problem is intensified in larger displays and can be a problem regardless of the panel technology being used.

In addition to judder, LCD panels also suffer from blur in motion images as a result of the way the human brain processes the longer frame durations produced by an LCD panel. In the past, LCD panel manufacturers have tried to reduce blur by increasing the refresh rate of the panel to higher rates and inserting an extra “black” frame to reduce frame duration. But the black frame insertion method has had drawbacks—one of which was to make LCD screens seem less bright. Newer motion estimation/motion compensation (“MEMC”) technology uses the insertion of interpolated frames based on complex mathematical algorithms to shorten the duration of the video frame and create a clearer, crisper picture. MEMC also provides de-judder processing that smoothes out the jerkiness often apparent with large screen displays.

In recent years TV manufacturers have added new design elements and performance features to differentiate their products and slow price declines. Among these are the adoption of light emitting diode (“LED”) backlighting, an emphasis on lower power consumption, Internet connectivity and the development of 3D-enabled TVs. All of these trends are driving the need for high performance processor solutions to meet the enhanced video quality requirements of next generation display products.

LED backlighting enables higher contrast images in more advanced TVs. Manufacturers can use either dynamic color LEDs that are positioned behind the panel and allow for local area dimming, which provides higher contrast on selected sections of the screen; or white edge-LEDs positioned around the rim of the screen, which use a special diffusion panel to spread the light evenly behind the screen. LED backlighting also serves as a critical enabler of reduced power consumption. Because of its advantages, LED backlighting is expected to surpass traditional backlights that use fluorescent tubes by 2011 and achieve 74% penetration in 2013, according to DisplaySearch. LED backlighting requires a video processing control mechanism that determines when certain LEDs are lit, and how brightly, based on the video being displayed.

The combination of LED backlighting and 200/240 Hz technologies provides an enabling platform for new feature developments in LCD TVs, particularly 3D technology, which is an area of intense interest to television manufacturers and consumers alike. DisplaySearch forecasts that worldwide 3D TV shipments will rise from 3.2 million in 2010 to more than 91 million in 2014.

Consumers’ desire to use their televisions to view Internet content ranging from YouTube videos to downloaded high definition movies from Netflix and other vendors is driving TV manufacturers to incorporate Internet connectivity into their products. In addition to simple connectivity, these devices must also be able to scale and enhance Internet content so as to be optimally viewed on a large flat panel display. Limitations in bandwidth, latency, noise and content resolution create significant challenges, and video processors must be able to scale poorer quality video, reduce signal noise inherent to networks and enhance image quality in order to ensure optimal video performance. DisplaySearch estimates that approximately 45 million units, or 21% of all TVs shipped in 2010 were Internet enabled, and the number of connected TVs is expected to grow to more than 122 million in 2014.

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

Digital Projection Market

Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping reduce the size and weight of projection devices and increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra portable devices weighing less than two pounds for maximum portability. According to Pacific Media Associates (PMA), the worldwide front projector market grew to a total of 8.49 million units sold in 2010 from 6.33 million units in 2009.

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

Additional Markets

In addition to the large-screen flat panel display and digital projection markets, other sectors are also taking advantage of the trend towards higher performance and connectivity in digital video technology. Some of the applications expected to grow as a result of enhanced video quality include digital signage, video conferencing and specialty monitors.

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

Some of our proprietary core technologies include:

•

MEMC (motion estimation/motion compensation). Our proprietary MEMC technology significantly improves the performance and viewing experience of large advanced LCD panels by solving problems such as motion blur and judder. It also supports significant digital TV trends such as 3D, LED backlight local dimming (both edge-lit and full array) and 240Hz and higher frame rates. Additionally, our MEMC technology improves video performance in non-TV applications such as video conferencing, 3D gaming and projection.

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

Our product development strategy is to leverage our expertise in video processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We plan to continue to focus our development resources to maintain our market lead and provide leading edge solutions for the advanced LCD and DLP in the digital projection market and to enhance our video processing solutions for advanced flat panel displays and other markets. Additionally, we look for ways to leverage our research and development investment into products that address high-value markets where our innovative proprietary technology provides differentiation for us and our customers. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, and full solutions incorporating software and other tools.

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

often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 61%, 51% and 53% of revenue in 2010, 2009 and 2008, respectively.

Our largest distributor, Tokyo Electron Device Ltd. (“TED”), is located in Japan. TED represented 44%, 35% and 32% of revenue in 2010, 2009 and 2008, respectively, and accounted for 45% and 22% of accounts receivable at December 31, 2010 and 2009, respectively. No other distributor accounted for more than 10% of revenue in 2010, 2009 and 2008.

We also have distributor relationships in Taiwan, China, Korea, Europe, Southeast Asia and the U.S.

•

Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 39%, 49% and 47% of total revenue in 2010, 2009 or 2008, respectively.

We have direct relationships with companies falling into the following three classifications:

•	Integrators. Integrators are original equipment manufacturers who build display devices based on specifications provided by branded suppliers.

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

Revenue attributable to our top five end customers represented 58%, 56% and 55% of revenue in 2010, 2009 and 2008, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in 2010, 2009, and 2008. Sales to SANYO Electric Co., Ltd. represented more than 10% of revenue in 2010 and 2009. Sales to Hitachi represented more than 10% of revenue in 2010. No other end customer accounted for more than 10% of revenue in 2010, 2009 or 2008.

Seasonality

Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the multimedia projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end. Additionally, holiday demand for consumer electronics, including high-end televisions, has sometimes contributed to increased revenue in the second half of the year. Our sales in 2010, 2009 and 2008, however, did not follow our historical trends due in part to the global crisis in the credit and financial markets, continued economic uncertainty and reductions in consumer spending. As a result, it is extremely difficult for us to predict when or if historical trends are likely to resume.

Geographic Distribution of Sales

Sales outside the U.S. accounted for approximately 96%, 97% and 95% of our revenue in 2010, 2009 and 2008, respectively.

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

Competition

In general, the semiconductor industry is intensely competitive. The markets for higher performance display and projection devices, including the markets for advanced flat panel display televisions, multimedia projectors and other applications demanding high quality video, are characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal competitive factors in our markets are product performance, time to market, cost, functional versatility provided by software, customer relationships and reputation, patented innovative designs, levels of product integration, compliance with industry standards and system design cost.

Our current products face competition from specialized display controller developers and in-house display controller ICs designed by our customers and potential customers. Additionally, new alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer.

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., MediaTek Inc., MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Technology Corp., Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., National Semiconductor Corporation, NEC Corporation, NVIDIA Corporation, NXP Semiconductors, N.V., Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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

We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expense was $22.8 million, $20.1 million and $26.5 million in 2010, 2009 and 2008, respectively.

Manufacturing

Within the semiconductor industry we are known as a “fabless” company, meaning that we do not manufacture the semiconductors that we design and develop, but instead contract with four third-party foundries for wafer fabrication and other manufacturers for packaging, assembly and testing of our products. The fabless approach allows us to concentrate our resources on product design and development where we believe we have greater competitive advantages.

See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for information on risks related to our manufacturing strategy and processes.

Intellectual Property

We rely on a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Currently, we hold 138 patents and have 31 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 7 to 16 years remaining in their respective term, depending on their filing date. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.

We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products and technologies as necessary. Patents may not be issued as a result of any pending applications and any claims allowed under issued patents may be insufficiently broad to protect our technology. Existing or future patents may be invalidated, diluted, circumvented, challenged or licensed to others. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the United States and, thus, make the possibility of piracy of our technology and products more likely in these countries.

The semiconductor industry is characterized by vigorous protection of intellectual property rights, which have resulted in significant and often protracted and expensive litigation. We, our customers or our foundries from time to time may be notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. Litigation by or against us relating to patent infringement or other intellectual property matters could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation results in a determination favorable to us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. We may not be able to settle any alleged patent infringement claim through a cross-licensing arrangement. In the event any third party made a valid claim against us, our customers or our foundries, and a license was not made available to us on terms that are acceptable to us or at all, we would be adversely affected.

See “Risk Factors” in Part I, Item 1A, and “Note 7: Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for information on risks related to intellectual property.

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

See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for information on environmental risks.

Employees

As of December 31, 2010, we had a total of 243 employees compared to 222 employees as of December 31, 2009. We consider our relations with our employees to be good.

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

Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2010, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

Company Specific Risks

Our product strategy, which is targeted at markets demanding superior video and image quality, may not lead to new design wins or significantly increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.

We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, our strategy focuses on implementing our intellectual property (“IP”) to improve the video performance of our customers’ image processors through the use of our Motion Estimation Motion Compensation (“MEMC”) co-processor integrated circuits (“ICs”). This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the television market. Although our product strategy is developed to take advantage of market trends, such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.

Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to a significant increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be less likely or unwilling to select our products due to concerns over our financial strength. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products for the advanced television market.

We have incurred indebtedness as a result of the sale of convertible debentures. We anticipate that we must repay or refinance the debentures by May 2011. We may be unable to meet this, or other, future capital requirements.

As of December 31, 2010, $15.8 million of our 1.75% convertible subordinated debentures (the “debentures”) were outstanding. Although the debentures are not due until 2024, the holders have the right to require us to purchase all or a portion of the debentures at each of the following dates: May 15, 2011, May 15, 2014 and May 15, 2019. Since the market price of our common stock is significantly below the conversion price of the debentures, we expect the holders to exercise their put option on May 15, 2011. We may not be able to refinance the debentures at terms that are as favorable as those currently contained in the debentures, or at terms that are acceptable to us, or at all. While we believe that our existing working capital, as well as funds available under our short-term line of credit will be sufficient to meet our capital requirements for the next twelve months, we cannot assure you that we will be able to maintain sufficient cash and marketable security balances to refinance or pay off the debentures when and if the put option is exercised, or that such a repurchase would not result in cash reserves too low for us to continue our business as a going concern. We may need, or could elect to seek, additional funding through public or private equity or debt financing, which we may not be able to obtain. If we issue equity securities, our shareholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

We may not be able to borrow funds under our credit facility or secure future financing.

In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank to provide for a secured, working capital-based, revolving line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. For example, if we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility in order to maintain our liquidity. As of December 31, 2010, we had borrowed $3.0 million on this line of credit.

This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure you that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility. In addition, this facility expires on December 21, 2012 after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing, or financing on terms that are acceptable to us.

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

We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. Our suppliers can increase the prices of the products we purchase from them with little notice, which may cause us to increase the prices to our customers and harm our competitiveness. Because our requirements represent only a small portion of the total production capacity of our contract manufacturers, they could reallocate capacity to other customers even during periods of high demand for our products, as they have done in the past. We expect this may occur again in the future.

Establishing a relationship with a new contract manufacturer in the event of delays or increased prices would be costly and burdensome. The lead time to make such a change would be at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months. Additionally, we have, and may continue to choose new foundries to manufacture our wafers which may require us to modify our design methodology flow for the process technology and intellectual property cores of the new foundry. If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products or if we are unable to obtain our products from our contract manufacturers on schedule, at costs that are acceptable to us, or at all, we could incur significant delays in shipping products, our ability to satisfy customer demand could be harmed, our revenue from the sale of products may be lost or delayed and our customer relationships and ability to obtain future design wins could be damaged.

We may fail to retain or attract the specialized technical and management personnel required to successfully operate our business.

Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. We have experienced, and may continue to experience difficulty in hiring and retaining qualified engineering personnel in our Shanghai design center.

We may be unable to successfully manage any future growth, including the integration of any future acquisition or equity investment, which could disrupt our business and severely harm our financial condition.

We may determine that it is beneficial to increase our capacity to develop new and enhanced products in the future. If we fail to effectively manage internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We must also manage multiple relationships with customers, business partners, contract manufacturers, suppliers and other third parties. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities.

In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition. Our operation of any acquired business would involve numerous risks, including, but not limited to:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from existing operations;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees, particularly those of the acquired organizations; and

•	risks associated with implementing adequate internal control, management, financial and operating reporting systems.

Any future acquisitions and investments could also result in any of the following negative events, among others:

•	issuance of stock that dilutes current shareholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	amortization expenses related to acquired intangible assets;

•	impairment of goodwill;

•	large and immediate write-offs or other charges;

•	loss of investment; and

•	decreases in cash and marketable securities that could otherwise serve as working capital.

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

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory and lower of cost or market write–downs were $1.6 million, $1.2 million and $1.5 million in 2010, 2009 and 2008, respectively.

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

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 44%, 35% and 32% of revenue in 2010, 2009 and 2008, respectively. Revenue attributable to our top five end customers represented 58%, 56% and 55% of revenue in 2010, 2009 and 2008, respectively. As of December 31, 2010 we had two accounts that represented 10% or more of accounts receivable. As of December 31, 2009, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

The estimates we use for our advance orders from contract manufacturers are based, in part, on reports of inventory levels and production forecasts from our distributors and integrators, which act as intermediaries between us and the companies using our products. This process requires us to make numerous assumptions concerning demand and to rely on the accuracy of the reports and forecasts of our distributors and integrators, each of which may introduce error into our estimates of inventory requirements. Our failure to manage this challenge could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2010, 2009 and 2008. On the other hand, if we underestimate demand, we would forego revenue opportunities, lose market share and damage our customer relationships.

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales, our revenue could decrease.

Sales outside the U.S. accounted for approximately 96%, 97% and 95% of revenue in 2010, 2009 and 2008, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	foreign currency exchange fluctuations in the currencies of Japan, the People’s Republic of China (“PRC”), Taiwan or Korea;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers; and

•	outbreaks of health epidemics in the PRC or other parts of Asia.

In addition, jurisdictions in which we do business could impose more or new tariffs, quotas, trade barriers and similar trade restrictions on our sales. Moreover, economic changes, geopolitical conflicts, territory activity, political unrest, civil strife, acts of war, public corruption and other economic and political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues, and could materially affect our product sales, financial condition and results of operations.

The concentration of our employees, manufacturers and customers in the PRC, Japan, Korea, Taiwan and Singapore increases our risk that a natural disaster, work stoppage or economic or political instability in the region could disrupt our operations or increase .

Most of our current manufacturers and customers are located in the PRC, Japan, Korea, Taiwan or Singapore. In addition, a majority of our employees are located in this region. Disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. We cannot be assured that the PRC’s economic policies will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

Our operations in certain foreign and developing markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in developing markets, including Brazil, Russia, India, China and Southeast Asia. However, some developing markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their agents or intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely impact our financial condition and results of operations.

Additionally, we have employees located in offices in Japan, Taiwan, Korea and the PRC and as such, a portion of our operating expenses as well as foreign income taxes payable are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We analyze our exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect our financial results in the future.

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

We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. If we are unable to maintain an effective system of internal controls, our shareholders could lose confidence in the accuracy and completeness of our financial reports which in turn could cause our stock price to decline.

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

Our net operating loss carryforwards may be limited or they may expire before utilization

As of December 31, 2010, we had U.S. federal tax net operating loss carryforwards of approximately $173.1 million, which expire at various dates from 2011 through 2027. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. In the event of certain changes in our shareholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards may be limited by the annual limitations described in Section 382 of the Code. In addition, all or a portion of these net operating loss carryforwards may expire unutilized.

Our effective income tax rate is subject to unanticipated changes in, or different interpretations of tax rules and regulations and forecasting our effective income tax rate is complex and subject to uncertainty.

As a global company, we are subject to taxation by a number of taxing authorities and as such, our tax rates vary among the jurisdictions in which we operate. Unanticipated changes in our tax rates could affect our future results of operations. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws or the interpretation of tax laws either in the United States or abroad, or by changes in the valuation of our deferred tax assets and liabilities. The ultimate outcomes of any future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them would have a material effect on our operating results and financial position.

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

Failure to achieve defect-free products may result in increased costs and delays in the availability of our products. Additionally, customers could seek damages from us for their losses and shipments of defective products may harm our reputation with our customers. We have experienced field failures of our semiconductors in certain customer applications that required us to institute additional testing. As a result of these field failures, we have incurred warranty costs due to customers returning potentially affected products and have experienced reductions in revenues due to delays in production. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. In 2010, for example, we incurred higher than expected yield losses due to defective third party IP incorporated into certain of our products, which resulted in higher direct material cost and a temporary inability to meet our customer’s requested demand. Although we were able to resolve the issue without incurring material losses and have implemented additional processes to control this type of risk, similar issues may occur again in the future. Additionally, shipments of defective products could cause us to lose customers or to incur significant replacement costs, either of which would harm our business.

The development of new products is extremely complex and we may be unable to develop our new products in a timely manner and without defects, errors or bugs, or at all, which would result in a failure to obtain new design wins and/or maintain our current revenue levels.

The manufacture of semiconductors is a complex process and many of our products are highly integrated and incorporate mixed analog and digital signal processing, multichip modules and embedded memory technology, further complicating the development process. In addition to the inherent difficulty of designing complex ICs, product development delays may result from:

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties with contract manufacturers;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	changes to product specifications and customer requirements;

•	changes to market or competitive product requirements; and

•	unanticipated engineering complexities.

Even if we are able to meet our customers’ design windows, the highly complex products we provide to our customers may contain defects, errors and bugs when they are first introduced. We have in the past and may in the future experience these defects, errors and bugs. In addition, if any of our products do contain defects, errors or bugs when first introduced, we may be unable to correct the problems at an acceptable cost or at all. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could harm our ability to retain existing customers and to attract new customers. In addition, any defects, errors or bugs could interrupt or delay sales of our new products to our customers. If we are not successful in development of new products, our financial results will be adversely affected.

We use a customer-owned tooling process for manufacturing most of our products which exposes us to the possibility of poor yields and unacceptably high product costs.

We build most of our products on a customer-owned tooling basis, also known in the semiconductor industry as COT, whereby we directly contract the manufacture of our products, including wafer production, assembly and test. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products less competitive if we increase our prices to compensate for our higher costs, or could result in lower gross profit margins if we do not increase our prices.

Intense competition in our markets may reduce sales of our products, reduce our market share, decrease our gross profit and result in large losses.

We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Inc., Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc., Zoran Corporation and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. In 2010, for example, frame rate conversion technology similar to that used in our line of MEMC co-processors continued to be integrated into the SoC products of our competitors, particularly in lower refresh rate television products. We cannot assure you that we can compete successfully against current or potential competitors.

If we are not able to respond to the rapid technological changes and evolving industry standards in the markets in which we compete, or seek to compete, our products may become less desirable or obsolete.

The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples of changing industry standards include the growing use of broadband to deliver video content, increased display resolution and size, faster screen refresh rates, video capability such as high definition and 3D, the proliferation of new display devices and the drive to network display devices together. Our products are incorporated into our customers’ products, which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific computers, video standards and other devices. If our customers’ products are not compatible with these protocols and standards, consumers will return, or not purchase, these products and the markets for our customers’ products could be significantly reduced. Additionally, if the technology used by our customers becomes less competitive due to cost, customer preferences or other factors relative to alternative technologies, sales of our products could decline.

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

The competitiveness and viability of our products could be harmed if necessary licenses of third-party technology are not available to us on terms that are acceptable to us or at all.

We license technology from independent third parties that is incorporated into our products or product enhancements. Future products or product enhancements may require additional third-party licenses that may not be available to us on terms that are acceptable to us or at all. In addition, in the event of a change in control of one of our licensors, it may become difficult to maintain access to its licensed technology. If we are unable to obtain or maintain any third-party license required to develop new products and product enhancements, we may have to obtain substitute technology with lower quality or performance standards, or at greater cost, either of which could seriously harm the competitiveness of our products.

Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 138 patents and have 31 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

We cannot assure you that the degree of protection offered by patent or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications or that any claims allowed under issued patents will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be invalidated, diluted, circumvented, challenged or licensed to others.

Others may bring infringement actions against us that could be time consuming and expensive to defend.

We may become subject to claims involving patents or other IP rights. IP claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, IP claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Additionally, certain of our customer agreements include limited indemnification provisions for claims from third-parties related to our IP. Any IP litigation or claims also could force us to do one or more of the following:

•	stop selling products using technology that contains the allegedly infringing IP;

•	attempt to obtain a license to the relevant IP, which may not be available on terms that are acceptable to us or at all;

•	attempt to redesign those products that contain the allegedly infringing IP; or

•	pay damages for past infringement claims that are determined to be valid or which are arrived at in settlement of such litigation or threatened litigation.

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

Future sales or other dilution of our equity could depress the market price of our common stock.

Sales of our common stock in the public market, or the perception that such sales could occur, could negatively impact the price of our common stock. We have a number of institutional shareholders that own significant blocks of our common stock. If one or more of these shareholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected.

In addition, the issuance of additional shares of our common stock, or issuances of securities convertible into or exercisable for our common stock or other equity-linked securities, including preferred stock or warrants, will dilute the ownership interest of our common shareholders and could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We may need to seek additional capital. If this additional financing is obtained through the issuance of equity securities, debt convertible into equity or options or warrants to acquire equity securities, our existing shareholders could experience significant dilution upon the issuance, conversion or exercise of such securities.

The price of our common stock has and may continue to fluctuate substantially.

Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. The price of our common stock may decline and the value of your investment may be reduced regardless of our performance. Market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Additional factors that could negatively impact our stock price include:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards, acquisitions or divestitures;

•	the operating and stock price performance of other comparable companies;

•	inconsistent trading volume levels of our common stock; and

•	changes in market valuations of other technology companies.

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

On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. Though the per share price of our common stock was $3.43 on February 28, 2011, the price has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. A second reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. In addition to the minimum $1.00 per share requirement, NASDAQ Global Market also requires satisfaction of one of the following in addition to certain other requirements: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues (in the latest fiscal year or in two of the last three fiscal years), (ii) a minimum of $50.0 million in market value of listed securities, or (iii) or a minimum of $10.0 million in stockholders’ equity. At December 31, 2010, although not required because our shareholders’ equity was in excess of $10.0 million, we achieved a $50.0 million total asset value by making a non-formula advance on our short-term line of credit. As recently as December 31, 2008, however, our shareholders’ equity was below $10.0 million and in the future we may be unable to meet these continued listing requirements and our stock could become subject to delisting.

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

We lease facilities around the world to house our engineering, sales, sales support, administrative and operations functions. We do not own any of our facilities. As a result of our prior restructuring plans we consolidated office space and sublease portions of our facilities. At December 31, 2010, our major facilities consisted of the following:

Location	Function(s)	Total Square Feet Leased	Square Feet Utilized	Square Feet Subleased	Lease Expiration	Sublease Expiration

China	Engineering; sales; customer support	48,000	48,000	—	Various dates through May 2013	—

California	Administration; engineering; sales	37,000	23,000	14,000	June 2013	June 2013

Taiwan	Customer support; sales; operations; engineering	22,000	22,000	—	Various dates through November 2011	—

Oregon	Administration	5,000	5,000	—	November 2013	—

Japan	Sales; customer support	4,000	4,000	—	Various dates through January 2013	—

Washington	None; fully subleased	10,000	—	10,000	October 2011	October 2011

Item 3.	Legal Proceedings.

For a discussion of legal proceedings, see “Note 7: Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “PXLW”. Our stock began trading on May 19, 2000. The following table sets forth, for the periods indicated, the highest and lowest sales prices of our common stock as reported on the NASDAQ Global Market.

Fiscal 2010	High	Low
Fourth Quarter	$3.91	$3.15
Third Quarter	3.62	2.62
Second Quarter	5.78	2.98
First Quarter	5.87	2.97

Fiscal 2009	High	Low
Fourth Quarter	$4.09	$2.15
Third Quarter	4.06	1.25
Second Quarter	1.97	0.56
First Quarter	0.84	0.37

As of February 28, 2011, there were 62 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $3.43. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker “street name” for the benefit of individual investors.

Our financial covenants may limit our ability to pay dividends. There is no assurance as to the payment of future dividends as they are dependent upon future earnings, capital requirements, our operating and financial condition and approval by our board of directors. To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the expansion and development of our business.

Performance Graph

Set forth below is a graph that compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index over the five-year period ended December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index. In accordance with guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG PIXELWORKS, INC., THE NASDAQ STOCK MARKET (U.S.)

INDEX AND THE NASDAQ ELECTRONICS COMPONENTS INDEX

Item 6.	Selected Financial Data.

The following consolidated selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, and the Consolidated Financial Statements and notes thereto in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenue, net	$69,529	$61,093	$85,164	$105,980	$133,607
Cost of revenue	37,366	33,798	42,963	59,273	107,506

Gross profit	32,163	27,295	42,201	46,707	26,101

Operating expenses:
Research and development	22,810	20,075	26,512	38,792	57,019
Selling, general and administrative	15,167	13,745	17,945	25,437	35,053
Restructuring	94	235	1,589	13,285	13,316
Amortization of acquired intangible assets	—	—	164	359	602
Impairment loss on goodwill	—	—	—	—	133,739
Impairment loss on acquired intangible assets	—	—	—	—	1,753

Total operating expenses	38,071	34,055	46,210	77,873	241,482

Loss from operations	(5,908)	(6,760)	(4,009)	(31,166)	(215,381)
Interest and other income, net	886	12,338	11,979	2,483	10,254

Income (loss) before income taxes	(5,022)	5,578	7,970	(28,683)	(205,127)
Provision (benefit) for income taxes	(5,395)	(877)	(8)	2,237	(949)

Net income (loss)	$373	$6,455	$7,978	$(30,920)	$(204,178)

Net income (loss) per share:
Basic	$0.03	$0.48	$0.55	$(1.92)	$(12.69)

Diluted	$0.03	$0.47	$0.55	$(1.92)	$(12.69)

Weighted average shares outstanding:
Basic	13,442	13,318	14,399	16,069	16,096

Diluted	14,384	13,687	14,410	16,069	16,096

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$16,872	$17,797	$53,149	$74,572	$63,095
Short-and long-term marketable securities	12,969	13,062	10,168	44,385	71,489
Working capital	8,072	25,359	61,947	112,360	108,169
Total assets	52,414	56,078	91,732	161,916	207,771
Long-term liabilities, net of current portion	5,635	26,703	73,250	151,871	147,414
Total shareholders’ equity (deficit)	13,931	13,073	4,711	(8,027)	21,948

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 138 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

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

Our primary target markets are liquid crystal display (“LCD”) large-screen televisions and 3LCD and digital light processing (“DLP”) digital front projectors, however we also target other segments within the flat panel display market, including digital signage.

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

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in Japan, Taiwan, China, Korea, Europe, Southeast Asia and the U.S, and our manufacturers’ representatives support some of our Korean and European sales. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.

Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96%, 97% and 95% of revenue in 2010, 2009 and 2008, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Factors Affecting Results of Operations and Financial Condition

Financial, commercial and consumer markets experienced significant disruption during the last quarter of 2008 and throughout 2009 which adversely affected our results of operations during 2009. We responded to the economic downturn by initiating a restructuring plan in December 2008 to reduce our operating expenses by reducing operations, research and development and administrative headcount in our San Jose, Taiwan and China offices as well as implementing other cost reduction efforts, including company-wide salary reductions during the second and third quarters of 2009. During the first three quarters of 2010 we experienced an increase in revenue as customer demand strengthened as a result of improvements in the world wide economy. Although the macroeconomic environment and our business appeared to have stabilized since early 2009, in the fourth quarter of 2010 our revenue decreased due in part to inventory corrections by our customers as a result of weakening consumer demand. Additionally, consumer confidence and spending remain cautious and we are unable to predict how the challenging global economic environment may impact our future results of operations and financial position.

Results of Operations

Year ended December 31, 2010 compared with year ended December 31, 2009, and year ended December 31, 2009 compared with year ended December 31, 2008.

Revenue, net

Net revenue was as follows (in thousands):

	Year ended December 31,			2010 v. 2009		2009 v. 2008
	2010	2009	2008	$ change	%change	$ change	%change
Revenue, net	$69,529	$61,093	$85,164	$8,436	14%	$(24,071)	(28)%

2010 v. 2009

Net revenue increased $8.4 million, or 14%, from 2009 to 2010. The increase was attributable to a 10% increase in units sold and a 4% increase in average selling price (“ASP”). The increase in units sold resulted primarily from increased sales of our new digital projector products, including increased sales in the DLP division of the digital projector market, as customer demand strengthened during 2010 as a result of improvements in the world wide economy. The increase was partially offset by a decrease in sales of our Motion Estimation Motion Compensation (“MEMC”) co-processor ICs as we transitioned customers to our next generation MEMC co-processor ICs. The increase in ASP was primarily the result of an increase in the percentage of total revenue from the digital projector market, which generally has higher ASPs than our other products.

2009 v. 2008

Net revenue decreased $24.1 million, or 28%, from 2008 to 2009 as the result of a 30% decrease in units sold, partially offset by a 3% increase in ASP. The decrease in units sold during 2009 compared to 2008 resulted primarily from weakened customer demand due to the worldwide economic downturn, particularly during the first half of 2009. Decreased revenue also resulted from lower sales of our legacy products, including those we acquired in our acquisition of Equator Technologies, Inc. (“Equator”) in June 2005, and lower sales into markets which we no longer pursue. These decreases were partially offset by an increase in sales of our MEMC co-processor ICs, and our next generation projector image processors.

We did experience some recovery in revenue levels in the second half of 2009 compared to the first half of 2009 as the worldwide economy strengthened. Our most significant recovery was in digital projector market sales, which were up slightly from the second half of 2008 to the second half of 2009, compared with a decrease of 50% from the first half of 2008 to the first half of 2009. Revenue from our advanced television market, which includes the panel market and our MEMC co-processor ICs, was approximately flat from the second half of 2008 to the second half of 2009, an improvement over the 24% decrease from the first half of 2008 to the first half of 2009. Our revenue from other markets did not experience a recovery during the second half of 2009, compared to the second half of 2008, primarily due to consistent decreases in unit sales of legacy products in markets which we no longer pursue.

Cost of revenue and gross profit

Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2010	% of revenue	2009	% of revenue	2008	% of revenue
Direct product costs and related overhead [1]	$34,629	50%	$30,630	50%	$39,362	46%
Amortization of acquired intangible assets	1,050	2	2,336	4	2,820	3
Inventory charges [2]	1,543	2	518	1	488	1
Other cost of revenue [3]	144	0	314	0	293	0

Total cost of revenue	$37,366	54%	$33,798	55%	$42,963	50%

Gross profit	$32,163	46%	$27,295	45%	$42,201	50%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.
[2]	Includes the net provision for inventory reserves and lower of cost or market write-downs.
[3]	Includes restructuring, stock-based compensation and additional amortization of non-cancelable prepaid royalty.

2010 v. 2009

Total cost of revenue decreased to 54% of revenue in 2010 from 55% of revenue in 2009. The decrease was primarily attributable to the decrease in amortization expense for acquired intangible assets that were fully amortized as of the second quarter of 2010. The decrease is partially offset by an increase in inventory charges as we transitioned customers to our next generation products. Direct product costs as a percentage of revenue remained flat in 2010 primarily due to favorable overhead cost absorption as a result of increased revenue without corresponding increases in our fixed costs, offset by a higher mix of our new products which have higher material costs than our legacy products.

We expect future cost improvements on our MEMC products and next generation projector processors as we continue to ramp production and realize production efficiencies; however, we are unable to predict the timing and extent of expected cost improvements.

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

Research and development expense was as follows (in thousands):

	Year ended December 31,			2010 v. 2009		2009 v. 2008
	2010	2009	2008	$ change	%change	$ change	%change
Research and development	$22,810	$20,075	$26,512	$2,735	14%	$(6,437)	(24)%

2010 v. 2009

Research and development expense increased $2.7 million, or 14%, from 2009 to 2010. This increase is primarily attributable to the following:

•	Compensation expense increased $1.2 million as a result of:

•	the elimination of a Company-wide salary reduction that was in effect during the second and third quarters of 2009;

•	an increase in the number of research and development employees; and

•	annual merit salary increases granted during the year.

•

Depreciation and amortization expense, software maintenance expense and expensed equipment and software increased $0.7 million as a result of an increase in engineering software tools, and our purchase of additional equipment during 2010.

•	Non-recurring engineering and outside services increased $0.6 million due to an increase in new product development.

2009 v. 2008

Research and development expense decreased $6.4 million, or 24%, from 2008 to 2009. This decrease was primarily attributable to the restructuring efforts that we initiated in November 2006 and December 2008, and which were completed in the fourth quarter of 2008 and second quarter of 2009, respectively. These efforts resulted in the following reductions in research and development expenses:

•

Depreciation and amortization expense, software maintenance expense and expensed equipment and software decreased $2.7 million. This decrease resulted from fewer engineering software tools due to changes in product development strategy as well as decreased amortization from certain licensed technology which became fully amortized during the first and second quarters of 2009.

•	Compensation expense decreased $1.9 million as a result of:

•	a Company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

•	a reduced senior management bonus for 2009 compared to 2008; and

•	continuous improvement in our engineering practices to lower costs and improve efficiency.

•	Stock-based compensation expense decreased $0.8 million due to personnel reductions and reduced valuation of our stock options.

•	Facilities and information technology expense allocations decreased $0.7 million, primarily due to reductions in rent and decreased depreciation of equipment and leasehold improvements.

Selling, general and administrative

Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions. Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2010 v. 2009		2009 v. 2008
	2010	2009	2008	$ change	%change	$ change	%change
Selling, general and administrative	$15,167	$13,745	$17,945	$1,422	10%	$(4,200)	(23)%

2010 v. 2009

Selling, general and administrative expense increased $1.4 million, or 10%, from 2009 to 2010. The increase in selling, general and administrative expense is primarily attributable to the following:

•	Compensation expense increased $0.7 million as a result of:

•	elimination of a Company-wide salary reduction in effect during the second and third quarters of 2009;

•	an increase in the number of sales, general and administrative employees; and

•	annual merit salary increases granted during the year.

•	Travel related expense increased $0.3 million.

2009 v. 2008

Selling, general and administrative expense decreased $4.2 million, or 23%, from 2008 to 2009. The decrease in selling, general and administrative expense from 2008 to 2009 is primarily attributable to the restructuring efforts that we initiated in November 2006 and December 2008, and which were completed in the fourth quarter of 2008 and second quarter of 2009, respectively. These efforts resulted in the following reductions in selling, general and administrative expenses:

•	Compensation expense decreased $1.6 million as a result of:

•	a Company-wide 10% salary reduction that was in effect during the second and third quarters of 2009;

•	a reduced senior management bonus for 2009 compared to 2008; and

•	headcount reductions during 2009.

•	Stock-based compensation expense decreased $0.7 million due to personnel reductions and reduced valuation of our stock options.

•	Facilities and information technology allocations decreased $0.5 million, primarily due to reductions in headcount, outsourced IT support, lower rent and decreased equipment depreciation.

•	Sales commissions decreased $0.5 million primarily due to lower sales volume.

Restructuring

Restructuring expense was comprised of the following amounts (in thousands):

	Year ended December 31,
	2010	2009	2008
Termination and retention benefits [1]	$—	$118	$1,172
Consolidation of leased space [2]	94	160	508

Total restructuring expenses	$94	$278	$1,680

Included in cost of sales	$—	$43	$91
Included in operating expenses	94	235	1,589

[1]	Includes severance payments for terminated employees in 2009 and 2008 and retention payments for certain continuing employees in 2008.
[2]	Expenses related to the consolidation of leased space including future non-cancelable rent payments due for vacated space (net of estimated sublease income) and related professional fees.

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

Other income, net

Net other income consisted of the following (in thousands):

	Year ended December 31,			$ change
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Gain on sale of marketable securities	$1,397	$—	$—	$1,397	$—
Interest income (expense) and other, net [1]	(511)	(522)	199	11	(721)
Gain on repurchase of long-term debt, net [2]	—	12,860	19,670	(12,860)	(6,810)
Other-than-temporary impairment of
marketable securities, net [3]	—	—	(7,890)	—	7,890

Total other income, net	$886	$12,338	$11,979	$(11,452)	$359

[1]

Interest income (expense) and other, net primarily relates to interest payable on our 1.75% convertible subordinated debentures (the “debentures”). The decrease in 2009 is due to the reduced outstanding principal balance which resulted from our repurchases of our debentures during the first half of 2009. This line also includes interest income from our cash and investments and amortization of debt issuance costs.

[2]

In 2009, we repurchased and retired $44.9 million of our debentures for a net gain of $12.9 million. In 2008, we repurchased and retired $79.4 million of our debentures for a net gain of $19.7 million.

[3]

In 2008, we recognized an other-than-temporary impairment of $7.9 million on an investment in a publicly-traded equity security, due to the duration of time that the investment had been below cost, as well as decreased target price estimates, analyst downgrades and macroeconomic factors.

Benefit for income taxes

The benefit for income taxes was as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Benefit for income taxes	$(5,395)	$(877)	$(8)

The income tax benefit recorded for the years ended December 31, 2010 and 2009 of $5.4 million and $0.9 million, respectively was primarily due to the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions. The income tax benefit recorded for the year ended December 31, 2008 is comprised of current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, offset by a benefit of $0.9 million for refundable research and experimentation credits and a benefit of $0.6 million for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitations.

At December 31, 2010, we continued to provide a full valuation allowance against our U.S. and Canadian deferred tax assets as we do not believe that it is more likely than not that we will realize those assets due to the inability to generate sufficient taxable income necessary to utilize the benefit of the deferred tax assets. We did not record a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of December 31, 2010, we have federal, state and foreign net operating loss carryforwards of approximately $173.1 million, $73.5 million and $0.4 million, respectively, which will expire between 2011 and 2027. As of December 31, 2010, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $7.2 million, $2.4 million and $1.9 million, respectively, which begin expiring in 2011. We have a general foreign tax credit of $2.8 million which will begin expiring in 2018.

Business Outlook

On January 27, 2011, we provided an outlook for the first quarter of 2011 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

•	First quarter revenue of $14.5 million to $16.5 million.

•	Gross profit margin of approximately 44% to 48%.

•	Operating expenses of $9.5 million to $10.5 million.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalent and short- and long-term marketable securities were as follows (in thousands):

	December 31,			$ Change
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Cash and cash equivalents	$16,872	$17,797	$53,149	$(925)	$(35,352)
Short-term marketable securities	12,366	9,822	8,058	2,544	1,764
Long-term marketable securities	603	3,240	2,110	(2,637)	1,130

Total cash and marketable securities	$29,841	$30,859	$63,317	$(1,018)	$(32,458)

Total cash and marketable securities decreased $1.0 million from 2009 to 2010. The decrease resulted primarily from $3.0 million in payments on property and equipment and other asset financing and $2.3 million for purchases of property and equipment and other assets. These decreases were partially offset by $0.6 million generated by operating activities, $0.5 million of realized and unrealized gains on marketable securities and a $3.0 million non-formula advance on our short-term line of credit, as discussed below under Capital Resources. Excluding the non-formula advance, our cash and marketable securities would have decreased $4.0 million from 2009 to 2010.

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

At December 31, 2010, cash equivalents and short-term marketable securities included $14.1 million in money market funds and certificates of deposit, $5.5 million in U.S. government agencies debt securities, $6.9 million in commercial paper, and $1.6 million in corporate debt securities. At December 31, 2010, we also held a $0.6 million long-term strategic equity investment in a publicly traded corporation. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.

The quality of our short-term investment portfolio remains high during this difficult credit environment. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months.

Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.

The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of December 31, 2010, we had a nominal unrealized gain on these investments.

The valuation of our long-term equity investment has fluctuated significantly and during the year ended December 31, 2008, we recorded other-than-temporary impairments of $7.9 million, decreasing our cost basis from $10.0 million to $2.1 million as of December 31, 2008. During the year ended December 31, 2010, we sold $1.8 million of our long-term equity investment for gross proceeds of $3.2 million and realized gains of $1.4 million. Our remaining cost basis in the investment at December 31, 2010 was $0.3 million.

Accounts receivable, net

Net accounts receivable decreased to $4.5 million at December 31, 2010 from $5.6 million at December 31, 2009. Average number of days sales outstanding increased to 29 days at December 31, 2010 from 26 days at December 31, 2009.

Inventories, net

Net inventories decreased to $4.9 million at December 31, 2010 from $6.2 million at December 31, 2009. Inventory turnover decreased to 5.8 at December 31, 2010 from 7.0 at December 31, 2009. The Company calculates inventory turnover using annualized operating results and inventory balances for the fourth quarter.

Capital resources

On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity and are utilized by the Company in order to maintain a $50.0 million total asset value.

The Revolving Loan Agreement contains customary affirmative and negative covenants, including with respect to the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.

The Revolving Loan Agreement also contains customary events of default, including the following: defaults with respect to covenant compliance, the occurrence of a material adverse change, the occurrence of certain bankruptcy or insolvency events, cross-defaults, judgment defaults and material misrepresentations. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest.

To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, the Company granted to the Bank a security interest in substantially all of its assets, which assets do not include its intellectual property assets. The Company has agreed not to pledge or otherwise encumber its intellectual property assets without prior written permission from the Bank.

In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures due 2024. In 2006, we repurchased and retired $10.0 million principal amount of the debentures. In 2008, we repurchased and retired $79.4 million principal amount of the debentures for $58.6 million in cash. In 2009, we repurchased and retired $44.9 million principal amount of the debentures for $31.5 million in cash, reducing the balance of our outstanding debentures to $15.8 million.

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

As of December 31, 2010, the debentures are classified as current liabilities as we expect the holders to require us to purchase all of the debentures on May 15, 2011. We intend to refinance or repurchase the debentures on or before May 15, 2011, which may consume a significant portion of our working capital, require the issuance of new debt on less favorable terms than our existing obligations or require the issuance of equity securities that may result in dilution to existing shareholders.

In September 2007, the Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock under a share repurchase program that expired in September 2009. Total cumulative repurchases under the plan were $7.1 million.

Liquidity

Our cash and marketable securities totaling $29.8 million, are highly liquid with scheduled maturities prior to May 15, 2011, the date we expect to be required to repurchase our debentures. Although the repayment of our debentures would consume a significant portion of our cash and marketable securities, we anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.

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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2010, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.

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

Contractual Payment Obligations

A summary of our contractual obligations as of December 31, 2010 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases [1]	$3,117	$1,690	$1,427	$—	$—
Payments on accrued balances related to asset purchases	3,914	2,601	1,314	—	—
Estimated Q1 2011 purchase commitments to contract manufacturers	6,841	6,841	—	—	—
Other purchase obligations and commitments	300	300

Total [2]	$14,172	$11,432	$2,741	$—	$—

[1]	The operating lease payments above are net of sublease rental income of $0.4 million, $0.3 million and $0.1 million for the years ending December 31, 2011, 2012 and 2013, respectively.

[2]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $3.6 million of income taxes payable has been excluded from the table above.

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

During 2010 and as of December 31, 2010, substantially all of our cash equivalents and investments were held in high quality securities or money market funds with yields approaching zero, accordingly, a hypothetical decrease in interest rates would not have a significant impact on our results of operations or financial position.

As of December 31, 2010, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

Exchange Rate Risk

All of our sales and inventory purchases are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales or cost of goods sold. We have employees located in offices in Japan, Taiwan, Korea and the People’s Republic of China and as such, a portion of our operating expenses as well as foreign income taxes payable are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar could negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We analyze our exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect our financial results in the future.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pixelworks, Inc:

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 9, 2011

PIXELWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$16,872	$17,797
Short-term marketable securities	12,366	9,822
Accounts receivable, net	4,487	5,619
Inventories, net	4,858	6,158
Prepaid expenses and other current assets	2,337	2,265

Total current assets	40,920	41,661
Long-term marketable securities	603	3,240
Property and equipment, net	5,830	5,121
Other assets, net	5,061	5,006
Acquired intangible assets, net	—	1,050

Total assets	$52,414	$56,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,804	$7,680
Accrued liabilities and current portion of long-term liabilities	8,983	8,513
Current portion of income taxes payable	282	109
Short-term line of credit	3,000	—
Debentures currently payable	15,779	—

Total current liabilities	32,848	16,302

Long-term liabilities, net of current portion	2,061	1,462
Income taxes payable, net of current portion	3,574	9,462
Long-term debt	—	15,779

Total liabilities	38,483	43,005

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 13,566,021 and 13,403,057 shares issued and outstanding as of December 31, 2010 and 2009, respectively	336,254	334,849
Accumulated other comprehensive income	167	1,087
Accumulated deficit	(322,490)	(322,863)

Total shareholders’ equity	13,931	13,073

Total liabilities and shareholders’ equity	$52,414	$56,078

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue, net	$69,529	$61,093	$85,164
Cost of revenue (1)	37,366	33,798	42,963

Gross profit	32,163	27,295	42,201
Operating expenses:
Research and development (2)	22,810	20,075	26,512
Selling, general and administrative (3)	15,167	13,745	17,945
Restructuring	94	235	1,589
Amortization of acquired intangible assets	—	—	164

Total operating expenses	38,071	34,055	46,210

Loss from operations	(5,908)	(6,760)	(4,009)
Gain on sale of marketable securities	1,397	—	—
Interest income (expense) and other, net	(511)	(522)	199
Gain on repurchase of long-term debt, net	—	12,860	19,670
Other-than-temporary impairment of marketable securities	—	—	(7,890)

Total other income, net	886	12,338	11,979

Income (loss) before income taxes	(5,022)	5,578	7,970
Benefit for income taxes	(5,395)	(877)	(8)

Net income	$373	$6,455	$7,978

Net income per share
Basic	$0.03	$0.48	$0.55

Diluted	$0.03	$0.47	$0.55

Weighted average shares outstanding
Basic	13,442	13,318	14,399

Diluted	14,384	13,687	14,410

(1) Includes:
Amortization of acquired developed technology	$1,050	$2,336	$2,820
Additional amortization of non-cancelable prepaid royalty	84	251	144
Stock-based compensation	60	20	58
Restructuring	—	43	91
(2) Includes stock-based compensation	437	464	1,250
(3) Includes stock-based compensation	707	540	1,198

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$373	$6,455	$7,978
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of uncertain tax positions	(6,194)	(1,819)	(559)
Depreciation and amortization	4,537	4,607	6,700
Gain on sale of marketable securities	(1,397)	(3)	—
Stock-based compensation	1,204	1,024	2,506
Amortization of acquired intangible assets	1,050	2,336	2,984
Deferred income tax expense	247	68	291
Amortization (accretion) on short-and long-term marketable securities	98	24	(345)
Amortization of debt issuance costs	74	124	426
Other non-cash tax benefit	(26)	—	—
(Gain) loss on asset disposals	(4)	4	180
Gain on repurchase of long-term debt, net	—	(12,860)	(19,670)
Other-than-temporary impairment of marketable securities	—	—	7,890
Write-off of assets to restructuring	—	—	14
Other	56	58	55
Changes in operating assets and liabilities:
Accounts receivable, net	1,132	530	74
Inventories, net	1,300	(1,177)	6,284
Prepaid expenses and other current and long-term assets, net	1,117	931	974
Accounts payable	(3,106)	3,389	223
Accrued current and long-term liabilities	(303)	(2,377)	(1,454)
Income taxes payable	479	672	410

Net cash provided by operating activities	637	1,986	14,961

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	17,485	13,195	54,532
Purchases of available-for-sale marketable securities	(16,964)	(15,110)	(22,999)
Purchases of property and equipment	(1,795)	(1,481)	(2,158)
Purchases of licensed technology	(480)	(102)	—
Proceeds from sales of property and equipment	6	2	20

Net cash provided by (used in) investing activities	(1,748)	(3,496)	29,395

Cash flows from financing activities:
Payments on asset financings	(3,015)	(2,161)	(4,646)
Proceeds from line of credit	3,000	—	—
Proceeds from issuances of common stock	201	18	47
Repurchase of long-term debt	—	(31,532)	(58,554)
Repurchase of common stock	—	(167)	(2,626)

Net cash provided by (used in) financing activities	186	(33,842)	(65,779)

Net change in cash and cash equivalents	(925)	(35,352)	(21,423)
Cash and cash equivalents, beginning of period	17,797	53,149	74,572

Cash and cash equivalents, end of period	$16,872	$17,797	$53,149

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock		Exchangeable Shares		Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	15,104,926	$333,934	4,009	$113	$(4,778)		$(337,296)	$(8,027)

Stock issued under stock option and stock purchase plans	24,929	47	—	—	—		—	47
Repurchase of common stock	(1,625,737)	(2,626)	—	—	—		—	(2,626)
Conversion of exchangeable shares into common stock	4,009	113	(4,009)	(113)	—		—	—
Stock-based compensation expense	—	2,506	—	—	—		—	2,506
Net income	—	—	—	—	—	$7,978	7,978	7,978
Reclassification adjustment from accumulated other comprehensive income for other-than-temporary loss on marketable securities included in net income, net of tax of $0	—	—	—	—	4,810	4,810	—	4,810
Unrealized gain on available-for-sale securities, net of tax of $0	—	—	—	—	50	50	—	50
Pension adjustment, net of tax of $(7)	—	—	—	—	(27)	(27)	—	(27)

Comprehensive income	—	—	—	—	—	$12,811	—	—

Balance as of December 31, 2008	13,508,127	333,974	—	—	55		(329,318)	4,711

Stock issued under stock option and stock purchase plans	123,530	18	—	—	—		—	18
Repurchase of common stock	(228,600)	(167)	—	—	—		—	(167)
Stock-based compensation expense	—	1,024	—	—	—		—	1,024
Net income	—	—	—	—	—	$6,455	6,455	6,455
Unrealized gain on available-for-sale securities, net of tax of $0	—	—	—	—	1,003	1,003	—	1,003
Pension adjustment, net of tax of $11	—	—	—	—	29	29	—	29

Comprehensive income	—	—	—	—	—	$7,487	—	—

Balance as of December 31, 2009	13,403,057	$334,849	—	$—	$1,087		$(322,863)	$13,073

Stock issued under stock option and stock purchase plans	162,964	201	—	—	—		—	201
Stock-based compensation expense	—	1,204	—	—	—		—	1,204
Net income	—	—	—	—	—	$373	373	373
Reclassification of unrealized gain upon sale of available-for-sale securities	—	—	—	—	(944)	(944)	—	(944)
Unrealized gain on available-for-sale securities, net of tax of $26	—	—	—	—	47	47	—	47
Pension adjustment, net of tax of $14	—	—	—	—	(23)	(23)	—	(23)

Comprehensive loss	—	—	—	—	—	$(547)	—	—

Balance as of December 31, 2010	13,566,021	$336,254	—	$—	$167		$(322,490)	$13,931

See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 138 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Consolidated Financial Statements

Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $6, $(69) and $(121) for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to conform with the 2010 presentation, including the reclassification of the reversal of uncertain tax positions within operating activities in the consolidated statements of cash flow.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents totaled $15,835 and $17,073 at December 31, 2010 and 2009, respectively.

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

Short-term marketable debt securities have remaining maturities of less than twelve months.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets which are generally as follows:

Software	Lesser of 3 years or contractual license term
Equipment, furniture and fixtures	2 years
Tooling	2 - 4 years
Leasehold improvements	Lesser of lease term or estimated useful life

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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets

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

There are no customer acceptance provisions associated with our products, and except for replacement of defective products under our warranty program discussed below, we have no obligation to accept product returns from end customers; however, we have accepted returns on a case-by-case basis as customer accommodations in the past. As a result, we provide for estimated reductions to gross profit for these sales returns in our reserve for sales returns and allowances. At the end of each reporting period, we estimate the reserve based on historical experience and knowledge of any applicable events or transactions. The reserve is included in accrued liabilities in our consolidated balance sheet.

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

Under price protection provisions, we grant distributors credit if they purchased product for a specific end customer and we subsequently lower the price to the end customer such that the distributor can no longer earn its negotiated margin on in-stock inventory. At the end of each reporting period, we estimate a reserve for price protection credits based on historical experience and knowledge of any applicable events or transactions. The reserve for price protection, if required, is included in our reserve for sales returns and allowances, which is included in accrued liabilities in our consolidated balance sheet.

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

Stock-Based Compensation

We currently sponsor a stock incentive plan that allows for issuance of employee stock options and restricted stock awards, including restricted stock units. We also have an employee stock purchase plan for all eligible employees. The fair value of share-based payment awards is expensed straight-line over the requisite service period, which is generally the vesting period, for the entire award. If we were to modify any awards, additional charges would be taken.

The fair values of our stock option grants and purchase rights under our employee stock purchase plan are estimated as of the grant date using the Black-Scholes option valuation model which is affected by our estimates of the risk free interest rate, our expected dividend yield, expected term and the expected share price volatility of our common shares over the expected term. The fair values of our restricted stock awards are based on the market value of our stock on the date of grant, adjusted for the effect of estimated forfeitures.

Research and Development

Costs associated with research and development activities are expensed as incurred, except for materials with alternate future uses which are capitalized and depreciated over their estimated useful life.

Interest Income (Expense) and Other, net

Interest income (expense) and other, consists of the following:

	Year Ended December 31,
	2010	2009	2008
Interest income	$63	$242	$2,102
Interest expense	(500)	(640)	(1,695)
Amortization of debt issuance costs	(74)	(124)	(426)
Other income	—	—	218

	$(511)	$(522)	$199

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce deferred tax assets if it is “more likely than not” that a portion or all of the asset will not be realized in future tax returns.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, consists of the following:

	December 31,
	2010	2009
Accumulated net unrealized holding gain on available-for-sale and long-term marketable securities	$231	$1,128
Accumulated transition pension obligation	(48)	(48)
Actuarial gain (loss) on pension obligation	(16)	7

Accumulated other comprehensive income	$167	$1,087

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

Risks and Uncertainties

Concentration of Suppliers

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a material impact on our financial condition, results of operations and cash flows.

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

NOTE 3.    BALANCE SHEET COMPONENTS

Marketable Securities—See Note 4

Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,
	2010	2009
Accounts receivable, gross	$4,886	$6,047
Allowance for doubtful accounts	(399)	(428)

Accounts receivable, net	$4,487	$5,619

The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$428	$542	$542
Additions charged (reductions credited)	(29)	(75)	—
Accounts written-off, net of recoveries	—	(39)	—

Balance at end of year	$399	$428	$542

Inventories, Net

Inventories consist of the following:

	December 31,
	2010	2009
Finished goods	$2,961	$2,888
Work-in-process	3,232	5,410

	6,193	8,298
Reserve for slow-moving and obsolete items	(1,335)	(2,140)

Inventories, net	$4,858	$6,158

The Company recorded lower of cost or market write-downs of $771 and zero for the periods ended December 31, 2010 and 2009, respectively.

The following is a summary of the change in our reserve for slow-moving and obsolete items:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$2,140	$4,994	$5,950
New provision	860	1,225	1,496
Sales of previously reserved inventory	(88)	(707)	(1,008)

Net provision for obsolete inventory	772	518	488
Final scrap of previously reserved inventory	(1,577)	(3,372)	(1,444)

Balance at end of period	$1,335	$2,140	$4,994

Based upon our forecast and backlog we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at December 31, 2010. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory. During the years ended December 31, 2010, 2009, and 2008, sales of previously reserved inventory were primarily due to unanticipated demand for products nearing end-of-life.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable, other receivables and deferred tax assets.

Property and Equipment, Net

Property and equipment consists of the following:

	December 31,
	2010	2009
Software	$8,273	$6,712
Equipment, furniture and fixtures	7,420	7,289
Tooling	2,085	1,837
Leasehold improvements	2,628	2,634

	20,406	18,472
Accumulated depreciation and amortization	(14,576)	(13,351)

Property and equipment, net	$5,830	$5,121

Software amortization was $1,803, $1,973 and $2,634 for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,563, $1,723 and $2,392 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Assets, Net

Other assets consist primarily of licensed technology as of December 31, 2010 and 2009. Amortization of licensed technology was $1,171, $911 and $1,674 for the years ended December 31, 2010, 2009 and 2008, respectively.

Acquired Intangible Assets, Net

Acquired intangible assets consist of the following developed technology:

	December 31,
	2010	2009
Gross carrying amount	$19,170	$19,170
Accumulated amortization	(19,170)	(18,120)

Acquired intangible assets, net	$—	$1,050

Amortization expense was $1,050, $2,336 and $2,984 for the years ended December 31, 2010, 2009 and 2008, respectively.

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2010	2009
Current portion of accrued liabilities for asset financings	$2,601	$2,068
Accrued payroll and related liabilities	2,365	2,279
Accrued commissions and royalties	1,139	853
Reserve for warranty returns	723	304
Accrued interest payable	358	257
Accrued costs related to restructuring	172	190
Other	1,625	2,562

Accrued liabilities and current portion of long-term liabilities	$8,983	$8,513

The following is a summary of the changes in our reserves for warranty returns:

	Year Ended December 31,
	2010	2009	2008
Reserve for warranty returns:
Balance at beginning of year	$304	$593	$932
Provision (benefit)	1,132	269	(203)
Charge-offs	(713)	(558)	(136)

Balance at end of year	$723	$304	$593

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion consist of the following:

	December 31,
	2010	2009
Accrued liabilities for asset financings	$1,314	$553
Deferred rent	302	494
Payroll and related liabilities	165	136
Accrued costs related to restructuring	119	218
Other	161	61

Long-term liabilities, net of current portion	$2,061	$1,462

Short-Term Line of Credit

On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement also provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.

Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender’s prime rate plus 0.25%. Interest on the Revolving Line is due monthly, with the balance due on December 21, 2012, which is the scheduled maturity date for the Revolving Line.

The Revolving Loan Agreement contains customary affirmative and negative covenants, including with respect to the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank’s access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.

The Revolving Loan Agreement also contains customary events of default, including the following: defaults with respect to covenant compliance, the occurrence of a material adverse change, the occurrence of certain bankruptcy or insolvency events, cross-defaults, judgment defaults and material misrepresentations. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest.

To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, the Company granted to the Bank a security interest in substantially all of its assets, which assets do not include its intellectual property assets. The Company has agreed not to pledge or otherwise encumber its intellectual property assets without prior written permission from the Bank.

Short-term borrowings outstanding under the Revolving Line as of December 31, 2010 consisted of a non-formula advance of $3,000 which was repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2010 was 3.5%.

Debentures Currently Payable

In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. In 2006, we repurchased and retired $10,000 principal amount of the debentures. In 2008, we repurchased and retired $79,366 principal amount of the debentures for $58,554 in cash. We recognized a net gain of $19,670 on the repurchase, which included a $21,567 discount, offset by legal and professional fees of $755 and a write-off of debt issuance costs of $1,142. In 2009, we repurchased and retired $44,855 principal amount of the debentures for $31,532 in cash. We recognized a net gain on the repurchase of $12,860, which included a $13,357 discount, offset by a write-off of debt issuance costs of $463 and other fees of $34. Gains on the repurchase of our debentures are included in other income in our statement of operations.

As of December 31, 2010, $15,779 of the debentures are outstanding. The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than or equal to 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they cannot be settled in cash or other assets.

We may redeem some or all of the debentures for cash on or after May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest. The holders of the debentures have the right to require us to purchase all or a portion of their debentures on May 15, 2011, May 15, 2014 and May 15, 2019 at a price equal to 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2010 we have classified the debentures as current liabilities as we expect the holders to require us to purchase all of the debentures on May 15, 2011.

The debentures are unsecured obligations and are subordinated in right of payment to all our existing and future senior debt, and are effectively subordinated to all existing and future debt of our subsidiaries. At December 31, 2010, we had $3,000 in senior debt outstanding and our subsidiaries had approximately $2,616 of liabilities to which the debentures were effectively subordinated. Although repayment of our debentures would consume a significant portion of our cash and marketable securities, we anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months.

We have evaluated each of the put, call and conversion features of the debentures and concluded that none of these features constitute embedded derivatives that must be bifurcated from the host contract and accounted for as derivatives.

The fees associated with the issuance of the convertible debentures included $4,500 withheld from the proceeds and $462 paid in cash. These debt issuance costs have been capitalized and are included in other assets, net in the consolidated balance sheets. The debt issuance costs are being amortized over seven years on a straight-line basis, which approximates the effective interest rate method. Debt issuance costs at December 31, 2010 and 2009 were $31 and $105, respectively.

NOTE 4.     MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

At December 31, 2010 and 2009, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of December 31, 2010:
US government agencies debt securities	$5,513	$3	$5,516
Commercial paper	5,747	—	5,747
Corporate debt securities	1,104	(1)	1,103

	$12,364	$2	$12,366

As of December 31, 2009:
US government agencies debt securities	$6,286	$(3)	$6,283
Commercial paper	2,996	—	2,996
Corporate debt security	542	1	543

	$9,824	$(2)	$9,822

	Cost	Unrealized Gain	Fair Value
Long-term marketable securities:
As of December 31, 2010:
Equity securities	$348	$255	$603
As of December 31, 2009:
Equity securities	$2,110	$1,130	$3,240

Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the consolidated balance sheets. During the years ended December 31, 2010 and 2009, we sold available-for-sale marketable securities for gross proceeds of $6,759 and $1,798, respectively, and gross realized gains of $1,397 and $3, respectively. Net unrealized holding gains of $944 on available-for sale marketable securities were reclassified out of accumulated other comprehensive income during the year ended December 31, 2010.

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

The following tables present information about our assets measured at fair value on a recurring basis in the consolidated balance sheets at December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Total
As of December 31, 2010:
Money market funds	$13,933	$—	$—	$13,933
Certificates of deposit	200	—	—	200
U.S. government agencies debt securities	—	5,516	—	5,516
Commercial paper	—	6,947	—	6,947
Corporate debt securities	—	1,605	—	1,605
Long-term marketable securities	603	—	—	603

Total	$14,736	$14,068	$—	$28,804

As of December 31, 2009:
Money market funds	$16,873	$—	$—	$16,873
Certificates of deposit	200	—	—	200
U.S. government agencies debt securities	—	6,283	—	6,283
Commercial paper	—	2,996	—	2,996
Corporate debt security	—	543	—	543
Long-term marketable securities	3,240	—	—	3,240

Total	$20,313	$9,822	$—	$30,135

The fair value of our current assets and liabilities, including accounts receivable, accounts payable, and our debentures currently payable approximates the carrying value due to the short-term nature of these balances. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

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

In November 2006, we initiated a restructuring plan to reduce operating expenses. This plan included consolidation of our operations in order to reduce compensation and rent expense. As part of this plan, we also narrowed and redefined our product development strategy which resulted in the write-off of intellectual property assets, tooling, software development tools and charges for related non-cancelable contracts. Although this plan was completed in the fourth quarter of 2008, lease termination costs were recorded in 2010 and 2009 due to decreases in estimated future sublease income and related professional fees.

Total restructuring expense included in our consolidated statements of operations is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Cost of revenue—restructuring:
Termination and retention benefits	$—	$43	$91
Operating expenses—restructuring:
Consolidation of leased space	94	160	508
Termination and retention benefits	—	75	1,081

	94	235	1,589

Total restructuring expense	$94	$278	$1,680

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

Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a roll-forward of the accrued liabilities related to the restructuring plans for the years ended December 31, 2010 and 2009:

	Balance as of December 31, 2009	Expensed	Payments	Balance as of December 31, 2010
Lease termination costs	$408	$94	$(211)	$291

	Balance as of December 31, 2008	Expensed	Payments	Balance as of December 31, 2009
Termination and retention benefits	$737	$118	$(855)	$—
Lease termination costs	465	160	(217)	408

Total	$1,202	$278	$(1,072)	$408

NOTE 6.    INCOME TAXES

Current and Deferred Income Tax Benefit

Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$(6,725)	$4,376	$6,141
Foreign	1,703	1,202	1,829

	$(5,022)	$5,578	$7,970

Income tax benefit attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(178)	$55	$55
State	(150)	20	142
Foreign	(5,314)	(1,020)	(496)

Total current	(5,642)	(945)	(299)
Deferred:
Federal	92	—	—
State	155	—	—
Foreign	—	68	291

Total deferred	247	68	291

Income tax benefit	$(5,395)	$(877)	$(8)

The significant differences between the U.S. federal statutory tax rate and our effective tax rate for financial statement purposes are as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate:	34%	34%	35%
Decrease resulting from:
Change in valuation allowance	(37)	(30)	(67)
Tax contingencies, net of reversals	117	(20)	—
Impact of foreign earnings	(9)	(4)	26
State income taxes, net of federal tax benefit	1	4	2
Stock compensation	(2)	1	3
Other	4	(1)	1

Effective income tax rate	108%	(16)%	—%

Deferred Tax Assets, Liabilities and Valuation Allowance

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$65,111	$65,666
Research and experimentation credit carryforwards	11,444	12,471
Foreign tax credit carryforwards	5,260	8,717
Depreciation	2,373	2,304
Deferred stock compensation	2,360	2,705
Capital loss carryforwards	1,849	—
Reserves and accrued expenses	1,495	1,316
Other-than-temporary impairment of marketable securities	373	2,873
Other	1,854	2,208

Total gross deferred tax assets	92,119	98,260
Deferred tax liabilities:
Amortization	—	(382)
Foreign earnings	(553)	(129)
Other	(240)	(275)

Total gross deferred tax liabilities	(793)	(786)
Less valuation allowance	(90,866)	(96,767)

Net deferred tax assets	$460	$707

The current portion of the net deferred tax asset balance is $151 and $155 as of December 31, 2010 and 2009, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets. The non-current portion of the net deferred tax asset balance is $356 and $608 as of December 31, 2010 and 2009, respectively, and is included in other assets, net in the consolidated balance sheets. Long-term deferred tax liabilities were $47 and $56 as of December 31, 2010 and 2009, respectively, and are included in long-term liabilities, net of current portion in the consolidated balance sheets.

We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets at December 31, 2010 and 2009 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $5,901, $7,323 and $8,246 for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, we have federal, state and foreign net operating loss carryforwards of approximately $173,063, $73,525 and $424, respectively, which will expire between 2011 and 2027. As of December 31, 2010, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $7,246, $2,431 and $1,884, respectively, which begin expiring in 2011. We have a general foreign tax credit of $2,786 which will begin expiring in 2018.

We had undistributed earnings of foreign subsidiaries of approximately $607 as of December 31, 2010, for which deferred taxes have not been provided because they are considered indefinitely invested outside of the United States. If repatriated, some of these earnings could generate foreign tax credits that may reduce the federal tax liability associated with any future foreign dividend. We have recorded a deferred tax liability for the undistributed earnings and profits of subsidiaries in which we are no longer considered indefinitely reinvested.

During the year ended December 31, 2007, our Chinese subsidiary achieved designation as an integrated circuit design company, allowing us to benefit from a tax holiday resulting in reductions to our tax rates of 10%, 11% and 12% in 2009, 2010 and 2011, respectively. Our corporate tax rate will return to 25% in 2012 upon the expiration of the tax holiday.

Uncertain Tax Positions

We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2010 and 2009, the amount of our uncertain tax positions was a liability of $3,574 and $9,462, respectively.

The following is a summary of the change in our liability for uncertain tax positions and interest and penalties for the years ended December 31, 2010 and 2009:

	2010	2009
Uncertain tax positions:
Balance at beginning of year	$7,186	$8,257
Accrual for positions taken in a prior year	95	150
Accrual for positions taken in current year	1	159
Reversals due to lapse of statute of limitations	(4,657)	(1,380)

Balance at end of year	$2,625	$7,186

Interest and penalties:
Balance at beginning of year	$2,276	$2,324
Accrual for positions taken in prior year	210	391
Reversals due to lapse of statute of limitations	(1,537)	(439)

Balance at end of year	$949	$2,276

We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $961 within the next twelve months due to the expiration of statutes of limitations in foreign jurisdictions.

We are no longer subject to U.S. federal examinations for years before 2007. We are subject to potential tax examinations in foreign locations for years 2004 through 2010. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We were not subject to, nor had we received any notice of, income tax examinations as of December 31, 2010.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Royalties

We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $1,489, $1,119 and $1,378 for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in cost of revenue in the consolidated statements of operations.

401(k) Plan

We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during the years ended December 31, 2010, 2009 or 2008.

Leases

At December 31, 2010, future minimum payments under operating leases are as follows:

Year Ending December 31:
2011	$1,690
2012	1,043
2013	384

$3,117

Minimum lease payments above are net of expected sublease rental income of $414, $266 and $135 for the years ending December 31, 2011, 2012 and 2013, respectively. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $2,004, $2,014 and $2,421, respectively.

Contract Manufacturers

In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications

Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2010, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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

NOTE 8.    EARNINGS PER SHARE

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

The following schedule reconciles the computation of basic net income per share and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net income used in basic net income per share	$373	$6,455	$7,978

Basic weighted average shares outstanding	13,442	13,318	14,399
Dilutive effect of employee equity incentive plans	942	369	11

Diluted weighted average shares outstanding	14,384	13,687	14,410

Net income per common share
Basic	$0.03	$0.48	$0.55

Diluted	$0.03	$0.47	$0.55

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive:

	Year Ended December 31,
	2010	2009	2008
Employee equity incentive plans	1,650,320	1,500,767	1,793,187
Conversion of debentures	215,976	356,309	1,191,026

NOTE 9.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2010	2009	2008
Cash paid (received) during the year for:
Interest	$401	$620	$1,882
Income taxes, net of refunds received	(48)	196	218

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$4,400	$2,966	$1,815
Unrealized gain on available-for-sale securities	47	1,003	50
Increase in leasehold improvements and deferred rent related to tenant improvement allowances received	—	—	140

NOTE 10.    SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There are no shares of preferred stock issued as of December 31, 2010 and 2009.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.

Reverse Stock Split

On June 4, 2008, we effected a one-for-three reverse split of our common stock. The exercise price and number of shares of common stock issuable under our stock incentive plans, as well as the conversion price and number of shares issuable upon conversion of our debentures, were proportionately adjusted to reflect the reverse stock split. Basic and diluted weighted average shares outstanding and earnings per share have been calculated to reflect the reverse stock split in all periods presented, as have all disclosures that include a reference to the number of shares of our common stock or a related calculation.

Employee Equity Incentive Plans

On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Our shareholders approved increases to the total authorized shares of 1,000,000, 1,150,000, and 1,000,000 on May 18, 2010, May 19, 2009, and May 20, 2008, respectively, increasing the total authorized shares available for issuance as equity awards to employees and non-employee directors to 4,483,333 shares. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, “Old Stock Incentive Plans”). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2010, 1,551,929 shares were available for grant under the 2006 Plan.

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

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2009:	2,487,836	$6.79
Granted	806,800	3.28
Exercised	(142,582)	1.29
Forfeited	(97,406)	2.12
Expired	(159,530)	24.33

Options outstanding as of December 31, 2010:	2,895,118	$5.27

The following table summarizes information about options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding as of December 31, 2010	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2010	Weighted average exercise price
$0.21 - $0.80	687,974	8.14	$0.62	370,139	$0.61
0.81 - 3.00	498,915	6.90	2.09	348,672	2.09
3.01 - 4.00	1,006,767	5.08	3.23	255,546	3.23
4.01 - 10.00	379,815	5.47	6.13	327,516	6.31
10.01 - 26.00	174,688	3.49	19.60	174,688	19.60
26.01 - 57.00	146,959	3.05	32.61	146,959	32.61

$0.21 - $57.00	2,895,118	5.97	$5.27	1,623,520	$7.43

During the years ended December 31, 2010, 2009 and 2008 the total intrinsic value of options exercised was $340, $10 and $2, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2010, options outstanding had a total intrinsic value of $2,919.

Options outstanding that have vested and are expected to vest as of December 31, 2010 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	1,623,520	$7.43	5.89	$1,610,775
Expected to vest	1,062,037	2.47	6.12	1,135,039

Total	2,685,557	$5.47	5.98	$2,745,814

The fair value of options vested in each of the years ended December 31, 2010, 2009 and 2008 approximates total stock-based compensation expense recorded in our statement of operations during each of the respective years.

Restricted Stock Awards

The 2006 Plan provides for the issuance of restricted stock, including restricted stock units, to employees and non-employee directors. During the years ended December 31, 2010 and 2009, we granted 48,000 and 100,000 shares, respectively, of restricted stock with a fair value of $4.26 and $0.60 per share, respectively. No restricted stock was granted during the year ended December 31, 2008. As of December 31, 2010 there were 81,666 unvested shares of restricted stock outstanding.

Employee Stock Purchase Plans

On January 31, 2010, the 2000 Employee Stock Purchase Plan (“2000 ESPP”) expired. During the years ended December 31, 2010, 2009 and 2008, we issued 12,382, 18,326, and 23,553 shares, respectively, for proceeds of $18, $11 and $45, respectively, under the 2000 ESPP.

On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the “ESPP”) for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2010, there were no shares issued under the ESPP.

Stock-Based Compensation Expense

The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Stock Option Plans:
Risk free interest rate	2.11%	2.24%	2.71%
Expected dividend yield	0%	0%	0%
Expected term (in years)	4.6	5.0	4.8
Volatility	92%	84%	68%
Employee Stock Purchase Plan:
Risk free interest rate	0.33%	0.33%	2.05%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.1	0.5	0.5
Volatility	94%	137%	85%

The weighted average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.27, $0.95 and $1.13, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. For the year ended December 31, 2008 and from January 2009 to April 2009, the expected term of options was estimated using historical exercise behavior. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.

As of December 31, 2010, unrecognized stock-based compensation cost is $2,190, which is expected to be recognized as compensation expense over a weighted average period of 2.1 years.

NOTE 11.    SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2010	2009	2008
Japan	$44,982	$34,030	$50,408
Taiwan	11,577	13,399	10,582
Europe	2,930	3,012	6,639
U.S.	2,774	2,047	3,872
Korea	2,674	3,182	5,583
China	1,351	2,809	1,734
Other	3,241	2,614	6,346

	$69,529	$61,093	$85,164

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2010	2009	2008
Distributors:
All distributors	61%	51%	53%
Distributor A	44%	35%	32%

End Customers: (1)
Top five end customers	58%	56%	55%
End customer A	20%	21%	24%
End customer B	13%	10%	9%
End customer C	10%	11%	9%

(1) End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable:

		December 31,
		2010	2009
Account A		45%	22%
Account B		25%	34%
Account C		7%	11%

NOTE 12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2010
Revenue, net	$18,692	$18,665	$18,027	$14,145
Gross profit	8,656	8,647	8,294	6,566
Loss from operations	(571)	(863)	(1,003)	(3,471)
Loss before income taxes	(699)	(642)	(814)	(2,867)
Net income (loss)	4,602	(1,015)	7	(3,221)
Net income (loss) per share:
Basic	0.34	(0.08)	0.00	(0.24)
Diluted	0.32	(0.08)	0.00	(0.24)

2009
Revenue, net	$10,780	$14,213	$16,732	$19,368
Gross profit	4,156	6,773	7,341	9,025
Loss from operations	(4,530)	(1,163)	(644)	(423)
Income (loss) before income taxes	4,280	2,577	(734)	(545)
Net income (loss)	5,897	2,219	(890)	(771)
Net income (loss) per share:
Basic	0.44	0.17	(0.07)	(0.06)
Diluted	0.44	0.16	(0.07)	(0.06)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2010, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pixelworks, Inc.:

We have audited Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pixelworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pixelworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 9, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 9, 2011

Item 9B. Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors, executive officers and corporate governance of the Company is set forth in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation is included in our 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is included in our 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions and director independence is included in our 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is set forth in our 2011 Proxy Statement and is incorporated herein by reference.

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

(a)	3. Exhibits.

The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

3.2	Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2008).

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 10, 2010).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.2	Third Amended Registration Rights Agreement dated February 22, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

4.3	Indenture dated May 18, 2004 between Pixelworks, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

4.4	Form of 1.75% Convertible Subordinated Debentures due 2024 dated May 18, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

4.5	Registration Rights Agreement, dated May 18, 2004 among Pixelworks, Inc., Citigroup Global Markets Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

4.6	Purchase Agreement, dated May 12, 2004 among Pixelworks, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and certain of its Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000). +

10.2	Form of Indemnity Agreement between Pixelworks, Inc. and each of the members of the Board and Steven Moore, the Company’s Chief Financial Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2010). +

10.3	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005). +

10.4	Pixelworks, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on July 16, 2010). +

10.5	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001). +

10.6	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 17, 2005). +

10.7	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 16, 2010). +

10.8	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009). +

10.9	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Option Grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009). +

10.10	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Director Stock Unit Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.11	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Unit Award. +

10.12	Summary of Pixelworks Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.13	2009 Executive Employment Agreement dated May 11, 2009 and effective April 1, 2009, by and between Bruce Walicek and Pixelworks, Inc (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 10, 2010). +

10.14	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009). +

10.15	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007). +

10.16	Change of Control Severance Agreement dated November 20, 2008, by and between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 20, 2008). +

10.17	Change of Control Severance Agreement dated May 11, 2009 and effective April 1, 2009, by and between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 10, 2010). +

10.18	Change of Control Severance Agreement dated November 20, 2008, by and between Pixelworks, Inc. and Hongmin (Bob) Zhang (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 20, 2008). +

10.19	Change of Control Severance Agreement dated November 22, 2008, by and between Pixelworks, Inc. and Tzoyao (T) Chan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 10, 2010). +

10.20	Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.21	License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.22	Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

10.23	Office Lease dated April 12, 2001, by and between Equator Technologies, Inc. and Pike Street Delaware, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.24	Amendment No. 1 to Office Lease dated July 7, 2005, by and between Equator Technologies, Inc. and 520 Pike Street, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2005).

10.25	Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.26	Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc.

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated: March 9, 2011	By:	/s/ Bruce A. Walicek
Bruce A. Walicek
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Walicek Bruce A. Walicek	President and Chief Executive Officer	March 9, 2011

/s/ Steven L. Moore Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer	March 9, 2011

/s/ Richard L. Sanquini Richard L. Sanquini	Chairman of the Board	March 9, 2011

/s/ Mark A. Christensen Mark A. Christensen	Director	March 9, 2011

/s/ James R. Fiebiger James R. Fiebiger	Director	March 9, 2011

/s/ C. Scott Gibson C. Scott Gibson	Director	March 9, 2011

/s/ Daniel J. Heneghan Daniel J. Heneghan	Director	March 9, 2011

/s/ Stephen L. Domenik Stephen L. Domenik	Director	March 9, 2011

/s/ Bruce A. Walicek Bruce A. Walicek	Director	March 9, 2011