Form 10-Q
period 2011-03-31
PIXELWORKS, INC
filed 2011-05-12
CIK 1040161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-30269

PIXELWORKS, INC.

(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Airport Parkway, Suite 400 San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

(408) 200-9200

(Registrant’s telephone number, including area code)

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

Number of shares of Common Stock outstanding as of April 30, 2011: 13,637,225

PIXELWORKS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,704	$16,872
Short-term marketable securities	2,901	12,366
Accounts receivable, net	4,324	4,487
Inventories, net	4,662	4,858
Prepaid expenses and other current assets	2,346	2,337

Total current assets	40,937	40,920

Long-term marketable securities	—	603
Property and equipment, net	8,212	5,830
Other assets, net	4,379	5,061

Total assets	$53,528	$52,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,059	$4,804
Accrued liabilities and current portion of long-term liabilities	9,352	8,983
Current portion of income taxes payable	201	282
Short-term line of credit	4,000	3,000
Debentures currently payable	15,779	15,779

Total current liabilities	34,391	32,848

Long-term liabilities, net of current portion	3,018	2,061
Income taxes payable, net of current portion	3,256	3,574

Total liabilities	40,665	38,483

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock	—	—
Common stock	336,887	336,254
Accumulated other comprehensive income (loss)	(64)	167
Accumulated deficit	(323,960)	(322,490)

Total shareholders’ equity	12,863	13,931

Total liabilities and shareholders’ equity	$53,528	$52,414

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue, net	$14,700	$18,692
Cost of revenue (1)	8,128	10,036

Gross profit	6,572	8,656

Operating expenses:
Research and development (2)	5,995	5,340
Selling, general and administrative (3)	3,834	3,793
Restructuring	—	94

Total operating expenses	9,829	9,227

Loss from operations	(3,257)	(571)

Gain on sale of patents	1,600	—
Gain on sale of marketable securities	264	—
Interest expense and other, net	(166)	(128)

Total other income (loss), net	1,698	(128)

Loss before income taxes	(1,559)	(699)

Benefit for income taxes	(91)	(5,301)

Net income (loss)	$(1,468)	$4,602

Net income (loss) per share:
Basic	$(0.11)	$0.34

Diluted	$(0.11)	$0.32

Weighted average shares outstanding:
Basic	13,569	13,363

Diluted	13,569	14,220

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$86	$2
Stock-based compensation	27	10
Amortization of acquired developed technology	—	573
(2) Includes stock-based compensation	201	96
(3) Includes stock-based compensation	247	117

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,468)	$4,602
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of patents	(1,600)	—
Depreciation and amortization	1,254	1,114
Stock-based compensation	475	223
Reversal of uncertain tax positions	(331)	(5,284)
Gain on sale of marketable securities	(264)	—
Deferred income tax expense	69	—
Other non-cash tax expense (benefit)	26	(221)
Amortization of acquired intangible assets	—	573
Other	47	43
Changes in operating assets and liabilities:
Accounts receivable, net	163	(311)
Inventories, net	196	22
Prepaid expenses and other current and long-term assets, net	268	89
Accounts payable	(469)	(1,410)
Accrued current and long-term liabilities	(201)	(122)
Income taxes payable	(68)	141

Net cash used in operating activities	(1,903)	(541)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	10,061	1,200
Proceeds from sale of patents	1,600	—
Purchases of property and equipment	(159)	(242)
Purchases of marketable securities	—	(6,683)

Net cash provided by (used in) investing activities	11,502	(5,725)

Cash flows from financing activities:
Net proceeds from line of credit	1,000	—
Payments on asset financings	(922)	(600)
Proceeds from issuances of common stock	155	91

Net cash provided by (used in) financing activities	233	(509)

Net change in cash and cash equivalents	9,832	(6,775)
Cash and cash equivalents, beginning of period	16,872	17,797

Cash and cash equivalents, end of period	$26,704	$11,022

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

Nature of Business

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 109 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

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

The financial information included herein for the three month periods ended March 31, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2010 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 9, 2011, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2011.

Reclassifications

Certain reclassifications have been made to the 2010 condensed consolidated financial statements and notes to conform with the 2011 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, valuation of investments, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

NOTE 2: BALANCE SHEET COMPONENTS

Marketable Securities – See Note 3

Accounts Receivable, Net

Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	March 31, 2011	December 31, 2010
Accounts receivable, gross	$4,715	$4,886
Less: allowance for doubtful accounts	(391)	(399)

Accounts receivable, net	$4,324	$4,487

The following is the change in our allowance for doubtful accounts:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$399	$428
Reductions credited	(8)	(1)

Balance at end of period	$391	$427

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Finished goods	$2,086	$2,961
Work-in-process	3,507	3,232

	5,593	6,193
Less: reserve for slow-moving and obsolete items	(931)	(1,335)

Inventories, net	$4,662	$4,858

The following is the change in our reserve for slow-moving and obsolete items:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$1,335	$2,140
New provision	201	195
Sales of previously reserved inventory	(3)	(32)

Net provision for obsolete inventory	198	163
Final scrap of previously reserved inventory	(602)	(147)

Balance at end of period	$931	$2,156

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at March 31, 2011. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.

The company recorded lower of cost or market write-downs of $0 and $207 for the three months ended March 31, 2011 and 2010, respectively.

Property and Equipment, Net

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Gross carrying amount	$23,437	$20,406
Less: accumulated depreciation and amortization	(15,225)	(14,576)

Property and equipment, net	$8,212	$5,830

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2011	December 31, 2010
Current portion of accrued liabilities for asset financings	$2,556	$2,601
Accrued payroll and related liabilities	2,250	2,365
Accrued commissions and royalties	1,185	1,139
Reserve for warranty returns	640	723
Accrued interest payable	479	358
Accrued costs related to restructuring	142	172
Other	2,100	1,625

	$9,352	$8,983

The following is the change in our reserves for warranty returns:

	Three Months Ended March 31,
	2011	2010
Reserve for warranty returns:
Balance at beginning of period	$723	$304
Provision	79	486
Charge-offs	(162)	(312)

Balance at end of period	$640	$478

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	March 31, 2011	December 31, 2010
Accrued liabilities for asset financings	$2,432	$1,314
Deferred rent	257	302
Payroll and related liabilities	161	165
Accrued costs related to restructuring	101	119
Other	67	161

	$3,018	$2,061

Short-Term Line of Credit

On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity and have been utilized by the Company in order to maintain a $50.0 million total asset value.

The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2011, we were in compliance with all of the terms of the Revolving Loan Agreement.

Short-term borrowings outstanding under the Revolving Line were non-formula advances of $4,000 and $3,000 as of March 31, 2011 and December 31, 2010, respectively and were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2011 was 3.5%.

Debentures Currently Payable

In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. Between 2006 and 2009, we repurchased and retired $134,221 principal amount of the debentures and as of March 31, 2011, $15,779 of the debentures are outstanding.

The remaining debentures are convertible, under certain circumstances, into our common stock at a conversion rate of 13.6876 shares of common stock per $1 principal amount of debentures for a total of 215,977 shares. This is equivalent to a conversion price of approximately $73.06 per share. The debentures are convertible if (a) our stock trades above 130% of the conversion price for 20 out of 30 consecutive trading days during any calendar quarter, (b) the debentures trade at an amount less than 98% of the if-converted value of the debentures for five consecutive trading days, (c) a call for redemption occurs, or (d) in the event of certain other specified corporate transactions. If our debentures are converted into common stock, they can not be settled in cash or other assets. The debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt.

On April 13, 2011, we announced an offer to repurchase all of the outstanding debentures, as required under the terms of the indenture governing the debentures. In connection with the offer, we filed a Tender Offer Statement on Schedule TO on that day, including as an exhibit, a notice to holders of the debentures specifying the terms, conditions and procedures of our offer to repurchase. The holders of the debentures’ opportunity to tender their debentures terminated on May 11, 2011 and all of the debentures were properly tendered to us at that time. We will redeem all of the debentures for cash on or about May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest.

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

As of March 31, 2011 and December 31, 2010, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of March 31, 2011:
US government agencies debt securities	$1,802	$(1)	$1,801
Commercial paper	1,100	—	1,100

	$2,902	$(1)	$2,901

As of December 31, 2010:
US government agencies debt securities	$5,513	$3	$5,516
Commercial paper	5,747	—	5,747
Corporate debt security	1,104	(1)	1,103

	$12,364	$2	$12,366

	Cost	Unrealized Gain	Fair Value
Long-term marketable securities:
As of March 31, 2011:
Equity securities	$—	$—	$—
As of December 31, 2010:
Equity securities	$348	$255	$603

Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the condensed consolidated balance sheets. During the quarter ended March 31, 2011, we sold the remaining portion of our long-term equity investment for gross proceeds of $612 and realized gains of $264. We determined the cost of the securities sold using specific identification. Net unrealized holding gains of $255 on available-for-sale securities were reclassified out of accumulated other comprehensive income for the three month period ended March 31, 2011.

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

The following tables present information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
As of March 31, 2011:
Money market funds	$14,537	$—	$—	$14,537
Certificates of deposit	200	—	—	200
US government agencies debt securities	—	1,801	—	1,801
Commercial paper	—	1,700	—	1,700

Total	$14,737	$3,501	$—	$18,238

As of December 31, 2010:
Money market funds	$10,933	$—	$—	$10,933
Certificates of deposit	200	—	—	200
US government agencies debt securities	—	5,516	—	5,516
Commercial paper	—	6,947	—	6,947
Corporate debt security	—	1,605	—	1,605
Long-term marketable securities	603	—	—	603

Total	$11,736	$14,068	$—	$25,804

We have excluded $3,000 previously included in money market funds as of December 31, 2010, as the amount represents cash not subject to fair value reporting requirements.

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

NOTE 4: RESTRUCTURINGS

All actions under our prior restructuring plans were completed in the second quarter of 2009; however, due to decreases in estimated future sublease income and related professional fees, lease termination costs of $94 were recorded in the first quarter of 2010.

As of March 31, 2011, accrued lease termination costs of $243 are included in current and non-current accrued liabilities in the condensed consolidated balance sheets and will be paid in cash over the remaining lease terms of approximately two and a half years.

NOTE 5: INCOME TAXES

The benefit for income taxes recorded for the first quarter of 2011 was primarily due to a benefit of $331 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

The benefit for income taxes recorded for the first quarter of 2010 was primarily due to a benefit of $5,284 for the reversal of previously recorded tax contingencies, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

As of March 31, 2011, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of March 31, 2011 and December 31, 2010, the amount of our uncertain tax positions was a liability of $3,256 and $3,574, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $1,636 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: INTEREST EXPENSE AND OTHER, NET

Interest expense and other, consists of the following:

	Three Months Ended March 31,
	2011	2010
Interest income	$10	$13
Interest expense	(157)	(123)
Amortization of debt issuance costs	(19)	(18)

Total interest expense and other, net	$(166)	$(128)

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(1,468)	$4,602
Reclassification of unrealized gain upon sale of available-for-sale securities	(255)	—
Unrealized gain (loss) on available-for-sale investments	(1)	3,140
Tax effect of unrealized gain (loss) on available-for-sale investments	26	(221)

Total comprehensive income (loss)	$(1,698)	$7,521

NOTE 8: EARNINGS PER SHARE

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

The following schedule reconciles the computation of basic net income (loss) per share and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income (loss) used in basic net income (loss) per share	$(1,468)	$4,602
Basic weighted average shares outstanding	13,569	13,363
Dilutive effect of employee equity incentive plans	—	857

Diluted weighted average shares outstanding	13,569	14,220

Net income (loss) per common share:
Basic	$(0.11)	$0.34

Diluted	$(0.11)	$0.32

The following weighted average shares were excluded from the calculation of diluted weighted average shares outstanding as their effect on net income would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Employee equity incentive plans	3,434	1,404
Conversion of debentures	216	216

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2011	2010
Cash paid during the period for:
Interest	$36	$17
Income taxes	194	66

Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,226	$131

NOTE 10: SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the U.S.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended March 31,
	2011	2010
Japan	$9,741	$11,105
Taiwan	2,113	4,232
Europe	682	845
Korea	559	641
U.S.	524	532
China	461	489
Other	620	848

	$14,700	$18,692

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended March 31,
	2011	2010
Distributors:
All distributors	64%	55%
Distributor A	46%	37%
End Customers: (1)
Top five end customers	57%	62%
End customer A	20%	22%
End customer B	11%	0%
End customer C	9%	13%
End customer D	8%	10%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2011	December 31, 2010
Account A	27%	25%
Account B	24%	45%

NOTE 11: RISKS AND UNCERTAINTIES

Concentration of Suppliers

We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within the People’s Republic of China and Taiwan increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances. The recent earthquake and tsunami in Japan has resulted in limited availability of certain component parts that are used in the production of our products. Our contract manufacturers may be required to source these components from alternate vendors, which would require us to re-qualify our parts with customers, which could cause delays in shipments. Although these risks have not materially adversely affected our business, financial condition, results of operations or cash flows to date we cannot assure you that such risks will not do so in the future.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents, short-term marketable securities and accounts receivable. We limit our exposure to credit risk associated with cash equivalent and marketable security balances by placing our funds in various high-quality securities and limiting concentrations of issuers and maturity dates. We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Indemnifications

Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2011, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could impact our results of operations.

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

NOTE 13: SUBSEQUENT EVENTS

On May 11, 2011, we sold 3,650,000 shares of common stock at a price of $2.24 per share in an underwritten registered offering. Net proceeds to the Company, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $7,288. We intend to use our net proceeds from the offering for general corporate purposes, which may include, among other things, increasing our working capital, the funding of ongoing operating expenses and overhead, repayment of debt and funding capital expenditures. The offering was made pursuant to a shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on November 22, 2010, which became effective on December 2, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include the disclosure contained under the caption “Results of Operations—Business Outlook” below. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

Overview

We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 109 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net

Net revenue was as follows (dollars in thousands):

	Three months ended March 31,
			2011 v 2010
	2011	2010	$ change	% change
Revenue, net	$14,700	$18,692	$(3,992)	(21)%

Net revenue decreased $3.9 million, or 21%, from the first quarter of 2010 to the first quarter of 2011. The decrease was attributable to a 21% decrease in average selling price (“ASP”) and a 1% decrease in units sold. The decrease in ASP was primarily due to a greater proportion of unit sales of our Motion

Estimation Motion Compensation (“MEMC”) co-processor ICs, which have a lower price point than our other product lines. The decrease in units sold resulted primarily from decreased sales of our digital projector products due to continuing inventory correction, partially offset by an increase in MEMC co-processor IC sales due to our first volume shipments for a top-tier advanced television market customer during the first quarter of 2011.

Cost of revenue and gross profit

Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended March 31,
	2011	% of revenue	2010	% of revenue
Direct product costs and related overhead [1]	$7,817	53%	$9,081	49%
Amortization of acquired intangible assets	—	0	573	3
Inventory charges [2]	198	1	370	2
Other cost of revenue [3]	113	1	12	0

Total cost of revenue	$8,128	55%	$10,036	54%

Gross profit	$6,572	45%	$8,656	46%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes the net provision for inventory reserves and lower of cost or market write-downs.

[3]	Includes stock based compensation and additional amortization of non-cancelable prepaid royalty.

Cost of revenue increased to 55% of total revenue in the first quarter of 2011, up from 54% of total revenue in the first quarter of 2010. The increase resulted primarily from an increase in direct product costs as a percentage of revenue, partially offset by a decrease in amortization expense for acquired intangible assets that were fully amortized as of the second quarter of 2010. The increase in direct product costs as a percentage of revenue in the first quarter of 2011, compared to the first quarter of 2010, is primarily due to customer transition to our next generation digital projector products and increased sales of our MEMC products both of which have higher material costs than our historical product offerings.

Research and development

Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses. Research and development expense was as follows (dollars in thousands):

	Three months ended March 31,
			2011 v 2010
	2011	2010	$ change	% change
Research and development	$5,995	$5,340	$655	12%

Research and development expense increased $0.7 million, or 12%, from the first quarter of 2010 to the first quarter of 2011. The increase is primarily attributable to the following:

•	Compensation expense increased $0.3 million as a result of increased headcount and annual merit and cost of living salary increases; and

•

Depreciation and amortization expense increased $0.3 million primarily due to intellectual property additions during the second and third quarters of 2010 and engineering software tool additions during the first quarter of 2011.

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

	Three months ended March 31,
			2011 v 2010
	2011	2010	$ change	% change
Selling, general and administrative	$3,834	$3,793	$41	1%

Selling, general and administrative expense were relatively unchanged from the first quarter of 2010 to the first quarter of 2011, reflecting the stable nature of our selling, general and administrative activities over this time period.

Restructuring

All actions under our prior restructuring plans were completed in the second quarter of 2009; however, due to decreases in estimated future sublease income and related professional fees, lease termination costs of $0.1 million were recorded in the first quarter of 2010. As of March 31, 2011, accrued lease termination costs of $0.2 million are included in current and non-current accrued liabilities in the condensed consolidated balance sheets and will be paid in cash over the remaining lease terms of approximately two and a half years.

Other income, net

Net other income consisted of the following (in thousands):

	Three months ended March 31,
	2011	2010
Gain on sale of patents [1]	$1,600	$—
Gain on sale of marketable securities [2]	264	—
Interest expense and other, net [3]	(166)	(128)

Total other income (expense), net	$1,698	$(128)

[1]

In the first quarter of 2011, we sold certain patents and related rights and materials for proceeds and a net gain of $1.6 million. All of the patents were originally obtained by us during our June 2005 acquisition of Equator Technologies, Inc., and the underlying technologies pertain to markets that we no longer pursue.

[2]	In the first quarter of 2011, we realized a gain of $0.3 million on the sale of available-for-sale marketable securities.

[3]

Interest expense and other, net consists of interest expense related to interest payable on our convertible subordinated debentures (the “debentures”); imputed interest expense on asset financings and accrued interest under other contractual agreements; interest income earned on cash equivalents and short-term marketable securities; and amortization of debt issuance costs.

Benefit for income taxes

The benefit for income taxes recorded for the first quarter of 2011 was primarily due to a benefit of $0.3 million for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

The benefit for income taxes recorded for the first quarter of 2010 was primarily due to a benefit of $5.3 million for the reversal of previously recorded tax contingencies, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

Business Outlook

On April 20, 2011, we provided an outlook for the second quarter of 2011 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

•	Second quarter revenue of $14.5 million to $16.5 million.

•	Gross profit margin of approximately 44% to 48%.

•	Operating expenses of $10 million to $11 million.

The recent earthquake and tsunami in Japan has created uncertainty regarding our supply chain and general economic and market conditions. Please also refer to the discussion of risks related to the Japan earthquake and tsunami in Part II, Item 1A, “Risk Factors,” which is incorporated herein by reference. Although this recent natural disaster has not materially adversely affected our business, financial condition, results of operations or cash flows to date we cannot assure you that it will not do so in the future.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities

Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	March 31, 2011	December 31, 2010	$ change	% change
Cash and cash equivalents	$26,704	$16,872	$9,832	58%
Short-term marketable securities	2,901	12,366	(9,465)	(77)
Long-term marketable securities	—	603	(603)	(100)

Total cash and marketable securities	$29,605	$29,841	$(236)	(1)%

Total cash and marketable securities decreased $0.2 million from December 31, 2010 to March 31, 2011. The net decrease in the first quarter of 2011 resulted primarily from $1.9 million used in operating activities and $0.9 million in payments on property and equipment and other asset financing, partially offset by $1.6 million in proceeds from the sale of patents and $1.0 million in net proceeds from our short-term line of credit, as discussed below under Capital Resources. Excluding non-formula advances, our cash and marketable securities would have decreased $1.2 million from December 31, 2010 to March 31, 2011.

As of March 31, 2011, cash equivalents and short-term marketable securities included $14.7 million in money market funds and certificates of deposit, $1.7 million in commercial paper, and $1.8 million in U.S. government agencies debt securities. All of our investments were denominated in U.S. dollars, and our portfolio did not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.

The quality of our investment portfolio remains high during this difficult credit environment. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.

The valuations of our short-term marketable securities are affected by a variety of factors, including changes in interest rates and the actual or perceived financial stability of the issuer. However, due to the high quality of our investments and their short-term nature, there has not been, and we do not expect there to be, a significant fluctuation in the valuation of these investments. Accordingly, we do not expect a materially negative impact on our financial condition from fluctuations in the value of our short-term investments. As of March 31, 2011, we had a nominal unrealized loss on these investments.

Accounts receivable, net

Accounts receivable, net decreased to $4.3 million as of March 31, 2011 from $4.5 million as of December 31, 2010. The average number of days sales outstanding decreased to 26 days as of March 31, 2011 from 29 days as of December 31, 2010. These changes were primarily due to normal fluctuations in the timing of cash receipts.

Inventories, net

Inventories, net decreased to $4.7 million as of March 31, 2011 from $4.9 million as of December 31, 2010. Inventory turnover increased to 6.7 as of March 31, 2011 from 5.8 as of December 31, 2010 and is calculated based on annualized operating results and average inventory balances for the respective quarters. Inventory turnover increased primarily due to lower average inventory balances and increased direct material cost from the fourth quarter of 2010 to the first quarter of 2011.

Capital resources

Equity offering

On May 11, 2011, we sold 3,650,000 shares of common stock at a price of $2.24 per share in an underwritten registered offering. Net proceeds to the Company, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $7.3 million. We intend to use our net proceeds from the offering for general corporate purposes, which may include, among other things, increasing our working capital, the funding of ongoing operating expenses and overhead, repayment of debt and funding capital expenditures.

Short-term line of credit

On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity and have been utilized by the Company in order to maintain a $50.0 million total asset value.

The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2011, we were in compliance with all of the terms of the Revolving Loan Agreement.

Short-term borrowings outstanding under the Revolving Line were non-formula advances of $4.0 million and $3.0 million as of March 31, 2011 and December 31, 2010, respectively and were repaid within required terms.

Debentures currently payable

In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures (the “debentures”) due 2024. Between 2006 and 2009, we repurchased and retired $134.2 million principal amount of the debentures and as of March 31, 2011, $15.8 million of the debentures are outstanding.

On April 13, 2011, we announced an offer to repurchase all of the outstanding debentures, as required under the terms of the indenture governing the debentures. In connection with the offer, we filed a Tender Offer Statement on Schedule TO on that day, including as an exhibit, a notice to holders of the debentures specifying the terms, conditions and procedures of our offer to repurchase. The holders of the debentures’ opportunity to tender their debentures terminated on May 11, 2011 and all of the debentures were properly tendered to us at that time. We will redeem all of the debentures for cash on or about May 15, 2011 at a price equal to 100% of the principal amount of the debentures plus accrued and unpaid interest.

Liquidity

Our cash and marketable securities totaling $29.6 million, are highly liquid with scheduled maturities prior to May 15, 2011, which is on or about the date we will repurchase our debentures. Additionally, on May 11, 2011, we received net proceeds of approximately $7.3 million in an underwritten registered offering of our common stock. Although the repayment of our debentures will consume a significant portion of our cash and marketable securities, we anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.

From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.

Contractual Payment Obligations

Our contractual obligations for 2011 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 9, 2011. Our obligations for 2011 and beyond have not changed materially as of March 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the first three months of 2011 and as of March 31, 2011, substantially all of our cash equivalents and investments were held in high quality securities or money market funds with yields approaching zero, accordingly, a hypothetical decrease in interest rates would not have a significant impact on our results of operations or financial position.

As of March 31, 2011, we had convertible subordinated debentures of $15.8 million outstanding with a fixed interest rate of 1.75%. Interest rate changes affect the fair value of the debentures, but do not affect our earnings or cash flow.

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

For a discussion of legal proceedings, see “Note 12: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.

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

We have incurred indebtedness as a result of the sale of convertible debentures. We will be required to repay the debentures in full on or about May 15, 2011 which will consume a significant portion of our available cash and could reduce our ability to execute our product strategy.

As of March 31, 2011, $15.8 million of our 1.75% convertible subordinated debentures (the “debentures”) were outstanding. Although the debentures are not due until 2024, pursuant to the tender offer we filed on April 13, 2011, the holders have exercised their option to require us to purchase all of the debentures on or about May 15, 2011. While we believe that our existing working capital, as well as funds available under our short-term line of credit will be sufficient to meet our capital requirements for the next twelve months, the repurchase of the debentures will require a significant portion of our available cash. The reduction of our financial resources could limit our ability to execute our product strategy, particularly if we are unable to generate cash from operations or obtain additional sources of financing.

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

This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure you that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility. In addition, this facility expires on December 21, 2012, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing, or financing on terms that are acceptable to us.

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

The concentration of our employees, manufacturers and customers in Japan, the People’s Republic of China (“PRC”), Korea, Taiwan and Singapore increases our risk that a natural disaster, including the recent earthquake and tsunami in Japan, or a work stoppage or economic or political instability in the region could have a material adverse effect on our business, financial condition or results of operations.

Most of our current manufacturers, customers and employees are located in Japan, the PRC, Korea, Taiwan or Singapore. Disruptions from natural disasters, health epidemics, work stoppages, labor strikes and political, social and economic instability may and have affected this region and could have a negative impact on our business, financial condition or results of operations, including disrupting our supply chain and operations, as well as those of our manufacturers and customers. In particular, the recent earthquake and tsunami in Japan has disrupted our supply chain, particularly in the availability of certain component parts that are used in the production of our products. Our contract manufacturers may be required to source these components from alternate vendors, which would require us to re-qualify our parts with customers, which could cause delays in shipments. Our customers are also currently evaluating whether material shortages will decrease their ability to produce and ship their products and also whether overall consumer demand will be reduced as a result of the earthquake and tsunami. As a result, we currently have less visibility regarding the demand for our products, which makes it more difficult for us to manage our supply chain to ensure that we have sufficient, but not excess, on-hand inventory. Although these risks have not materially adversely affected our business, financial condition, results of operations or cash flows to date we cannot assure you that such risks will not do so in the future. We also cannot assure you that another earthquake, tsunami or other natural disaster will not occur in the Pacific Rim region, where the risk of such an event is significant due to, among other things, the proximity of major earthquake fault lines in the area. Any such future event could include power outages, fires, flooding or other adverse conditions, as well as disruption or impairment of production capacity and the operations of our manufacturers and customers, which could have a material adverse effect on us.

In addition to the risk of natural disaster in the Pacific Rim region, the economy of the PRC, in which certain of our manufacturers, customers and employees are based, differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. We cannot be assured that the PRC’s economic policies will be consistent or effective. Our business, financial condition and results of operations may be harmed by changes in the PRC’s political, economic or social conditions.

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

Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory and lower of cost or market write-downs were $1.6 million and $1.2 million in 2010 and 2009, respectively and $0.2 million for the three months ended March 31, 2011.

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

The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 46%, 44% and 35% of revenue for the three month period ended March 31, 2011 and the years ended December 31, 2010 and 2009, respectively. Revenue attributable to our top five end customers represented 57%, 58% and 56% of revenue for the three month period ended March 31, 2011 and the years ended December 31, 2010 and 2009, respectively. As of March 31, 2011 and 2010, we had two and three accounts, respectively, that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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

International sales account for almost all of our revenue, and if we do not successfully address the risks associated with international sales and operations, our revenue and expenses could be adversely affected.

Sales outside the U.S. accounted for approximately 96%, 96% and 97% of revenue for the three month period ended March 31, 2011 and the years ended December 31, 2010 and 2009, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	increased difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	foreign currency exchange fluctuations in the currencies of Japan, the PRC, Taiwan or Korea;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;

•	outbreaks of health epidemics in the PRC or other parts of Asia;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales; and

•	greater vulnerability to infrastructure and labor disruptions than established markets.

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

We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. If we are unable to maintain an effective system of internal controls, our shareholders could lose confidence in the accuracy and completeness of our financial reports which in turn could cause our stock price to decline.

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

Our net operating loss carryforwards may be limited or they may expire before utilization.

As of December 31, 2010, we had federal, state and foreign net operating loss carryforwards of approximately $173.1 million, $73.5 million and $0.4 million, respectively, which expire between 2011 and 2027. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. In the event of certain changes in our shareholder base, we may at some point in the future experience an “ownership change” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards may be limited by the annual limitations described in Section 382 of the Code. In addition, all or a portion of these net operating loss carryforwards may expire unutilized.

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

The computation of income tax expense is complex as it is based on the laws of numerous tax jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense for interim quarters is based on our forecasted tax rate for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. For these reasons, our tax rate may be materially different than our forecast.

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

The development of semiconductors is a complex process and many of our products are highly integrated and incorporate mixed analog and digital signal processing, multichip modules and embedded memory technology, further complicating the development process. In addition to the inherent difficulty of designing complex ICs, product development delays may result from:

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

Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. In 2010 and 2011, for example, frame rate conversion technology similar to that used in our line of MEMC co-processors continued to be integrated into the SoC products of our competitors, particularly in lower refresh rate television products. We cannot assure you that we can compete successfully against current or potential competitors.

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

For example, the recent earthquake and tsunami in Japan has limited the availability of certain component parts that are used in the production of our products. Our contract manufacturers may be required to source these components from alternate vendors, which would require us to re-qualify our parts with customers, which could cause delays in shipments. Our customers are also currently evaluating whether material shortages will decrease their ability to produce and ship their products. Although these risks have not materially adversely affected our business, financial condition or results of operations to date we cannot assure you that such risks will not do so in the future.

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

Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 109 patents and have 28 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

We may become subject to claims involving patents or other IP rights. IP claims could subject us to significant liability for damages and invalidate our proprietary rights. In addition, IP claims may be brought against customers that incorporate our products in the design of their own products. These claims, regardless of their success or merit and regardless of whether we are named as defendants in a lawsuit, would likely be time consuming and expensive to resolve and would divert the time and attention of management and technical personnel. Additionally, certain of our customer agreements include indemnification provisions for claims from third-parties related to our IP. Any IP litigation or claims also could force us to do one or more of the following:

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

Creating the capacity for new technological changes may cause manufacturers to discontinue older manufacturing processes in favor of newer ones. We must then either retire the affected part or (develop) port a new version of the part that can be manufactured with a newer process technology. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. We may not be able to place last time buy orders for the old technology or find alternate manufacturers of our products to allow us to continue to produce products with the older technology while we expend the significant costs for research and development and time to migrate to new, more advanced processes. For instance, we also utilize 0.18um and 0.15um standard logic processes, which may only be available for the next five to seven years. Additionally, a portion of our products use 0.11um technology for memory die, which is being phased out in favor of 65nm technology node (memory die) to increase yields and decrease cost. Because of this transition, our customers must re-qualify the affected parts.

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

Future sales of our equity could result in significant dilution to our existing shareholders and depress the market price of our common stock.

We may need to seek additional capital from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, on May 11, 2011, we issued 3.65 million shares of our common stock in an underwritten registered offering. Further, new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock.

In addition, any such issuance by us or sales of our securities by our security holders, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities. For example, we have a number of institutional shareholders that own significant blocks of our common stock. If one or more of these shareholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected. This could result in further potential dilution to our existing shareholders and the impairment of our ability to raise capital through the sale of equity, debt or other securities.

The price of our common stock has and may continue to fluctuate substantially.

Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. The price of our common stock may decline and the value of your investment may be reduced regardless of our performance. Market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Additional factors that could negatively impact our stock price include:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance;

•	changes in financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards, acquisitions or divestitures;

•	the operating and stock price performance of other comparable companies;

•	issuances or proposed issuances of equity, debt or other securities by us, or sales of securities by our security holders;

•	inconsistent trading volume levels of our common stock; and

•	changes in market valuations of other technology companies.

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

On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. The per share price of our common stock has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. A second reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. In addition to the minimum $1.00 per share requirement, NASDAQ Global Market also requires satisfaction of one of the following in addition to certain other requirements: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues (in the latest fiscal year or in two of the last three fiscal years), (ii) a minimum of $50.0 million in market value of listed securities, or (iii) a minimum of $10.0 million in stockholders’ equity. As of March 31, 2011, we achieved a $50.0 million total asset value by making a non-formula advance on our short-term line of credit and as recently as December 31, 2008, our shareholders’ equity was below $10.0 million. In the future, we may be unable to meet these continued listing requirements and our stock could become subject to delisting.

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

The anti-takeover provisions of Oregon law and in our articles of incorporation could adversely affect the rights of the holders of our common stock, including by preventing a sale or takeover of us at a price or prices favorable to the holders of our common stock.

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

Item 6.	Exhibits.

10.1	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan. +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated: May 12, 2011	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer