Form 10-Q
period 2011-06-30
PIXELWORKS, INC
filed 2011-08-05
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30269
 ____________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________

OREGON	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Airport Parkway, Suite 400 San Jose, California	95110
(Address of principal executive offices)	(Zip Code)
(408) 200-9200
(Registrant’s telephone number, including area code)
  ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock outstanding as of July 29, 2011: 17,944,455

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,818	$16,872
Short-term marketable securities	—	12,366
Accounts receivable, net	4,653	4,487
Inventories, net	4,745	4,858
Prepaid expenses and other current assets	2,359	2,337
Total current assets	28,575	40,920
Long-term marketable securities	—	603
Property and equipment, net	7,887	5,830
Other assets, net	3,725	5,061
Total assets	$40,187	$52,414
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,288	$4,804
Accrued liabilities and current portion of long-term liabilities	8,983	8,983
Current portion of income taxes payable	168	282
Short-term line of credit	—	3,000
Debentures currently payable	—	15,779
Total current liabilities	14,439	32,848
Long-term liabilities, net of current portion	2,788	2,061
Income taxes payable, net of current portion	3,297	3,574
Total liabilities	20,524	38,483
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock	—	—
Common stock	345,743	336,254
Accumulated other comprehensive income (loss)	(64)	167
Accumulated deficit	(326,016)	(322,490)
Total shareholders’ equity	19,663	13,931
Total liabilities and shareholders’ equity	$40,187	$52,414
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue, net	$15,690	$18,665	$30,390	$37,357
Cost of revenue (1)	8,271	10,018	16,399	20,054
Gross profit	7,419	8,647	13,991	17,303
Operating expenses:
Research and development (2)	5,554	5,553	11,549	10,893
Selling, general and administrative (3)	3,657	3,957	7,491	7,750
Restructuring	—	—	—	94
Total operating expenses	9,211	9,510	19,040	18,737
Loss from operations	(1,792)	(863)	(5,049)	(1,434)
Interest expense and other, net	(140)	(123)	(306)	(251)
Gain on sale of marketable securities	—	344	264	344
Gain on sale of patents	—	—	1,600	—
Total other income (expense), net	(140)	221	1,558	93
Loss before income taxes	(1,932)	(642)	(3,491)	(1,341)
Provision (benefit) for income taxes	126	373	35	(4,928)
Net income (loss)	$(2,058)	$(1,015)	$(3,526)	$3,587
Net income (loss) per share:
Basic	$(0.13)	$(0.08)	$(0.24)	$0.27
Diluted	$(0.13)	$(0.08)	$(0.24)	$0.25
Weighted average shares outstanding:
Basic	15,839	13,420	14,710	13,392
Diluted	15,839	13,420	14,710	14,273

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	132	3	218	5
Stock-based compensation	32	14	59	24
Amortization of acquired developed technology	—	477	—	1,050
(2) Includes stock-based compensation	209	93	410	189
(3) Includes stock-based compensation	264	158	511	275
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,526)	$3,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of patents	(1,600)	—
Depreciation and amortization	2,510	2,194
Stock-based compensation	980	488
Reversal of uncertain tax positions	(331)	(5,284)
Gain on sale of marketable securities	(264)	(344)
Deferred income tax expense	69	—
Other non-cash tax expense (benefit)	26	(129)
Amortization of acquired developed technology	—	1,050
Other	60	93
Changes in operating assets and liabilities:
Accounts receivable, net	(166)	880
Inventories, net	113	503
Prepaid expenses and other current and long-term assets, net	519	639
Accounts payable	78	(1,593)
Accrued current and long-term liabilities	186	414
Income taxes payable	(60)	323
Net cash provided by (used in) operating activities	(1,406)	2,821
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	12,961	5,954
Proceeds from sale of patents	1,600	—
Purchases of property and equipment	(1,488)	(657)
Purchases of marketable securities	—	(10,314)
Proceeds from sales of property and equipment	—	5
Net cash provided by (used in) investing activities	13,073	(5,012)
Cash flows from financing activities:
Repurchase of debentures currently payable	(15,779)	—
Net proceeds from equity offering	8,327	—
Payments on line of credit	(3,000)	—
Payments on asset financings	(1,451)	(1,091)
Proceeds from issuances of common stock	182	128
Net cash used in financing activities	(11,721)	(963)
Net change in cash and cash equivalents	(54)	(3,154)
Cash and cash equivalents, beginning of period	16,872	17,797
Cash and cash equivalents, end of period	$16,818	$14,643
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 113 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
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
The financial information included herein for the three and six month periods ended June 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2010 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 9, 2011, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2011.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement ("ASU 2011-04"), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income ("ASU 2011-05"), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance will change the presentation of our consolidated financial statements but will not impact our financial position or results of operations.
Reclassifications
Certain reclassifications have been made to the 2010 condensed consolidated financial statements and notes to conform with the 2011 presentation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

NOTE 2: BALANCE SHEET COMPONENTS

Marketable Securities – See Note 3

Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	June 30, 2011	December 31, 2010
Accounts receivable, gross	$5,047	$4,886
Less: allowance for doubtful accounts	(394)	(399)
Accounts receivable, net	$4,653	$4,487

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$399	$428
Reductions credited	(5)	(10)
Balance at end of period	$394	$418

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished goods	$2,467	$2,961
Work-in-process	3,162	3,232
Total	5,629	6,193
Less: reserve for slow-moving and obsolete items	(884)	(1,335)
Inventories, net	$4,745	$4,858

The following is the change in our reserve for slow-moving and obsolete items:

	Six Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$1,335	$2,140
New provision	342	359
Sales of previously reserved inventory	(40)	(75)
Net provision for obsolete inventory	302	284
Final scrap of previously reserved inventory	(753)	(534)
Balance at end of period	$884	$1,890

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at June 30, 2011. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.

The company recorded lower of cost or market write-downs of $0 and $566 for the six months ended June 30, 2011 and 2010, respectively.

Property and Equipment, Net

Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Gross carrying amount	$22,497	$20,406
Less: accumulated depreciation and amortization	(14,610)	(14,576)
Property and equipment, net	$7,887	$5,830

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2011	December 31, 2010
Accrued payroll and related liabilities	$2,867	$2,365
Current portion of accrued liabilities for asset financings	2,108	2,601
Accrued commissions and royalties	1,288	1,139
Reserve for warranty returns	438	723
Accrued interest payable	436	358
Accrued costs related to restructuring	111	172
Other	1,735	1,625
	$8,983	$8,983

The following is the change in our reserves for warranty returns:

	Six Months Ended
	June 30,
	2011	2010
Reserve for warranty returns:
Balance at beginning of period	$723	$304
Provision (benefit)	(109)	535
Charge-offs	(176)	(350)
Balance at end of period	$438	$489

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	June 30, 2011	December 31, 2010
Accrued liabilities for asset financings	$2,264	$1,314
Deferred rent	211	302
Payroll and related liabilities	162	165
Accrued costs related to restructuring	81	119
Other	70	161
	$2,788	$2,061

Short-Term Line of Credit

On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.

The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2011, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of June 30, 2011, we had no outstanding borrowings under the Revolving Line. As of December 31, 2010, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3,000, which were repaid within required terms.

Debentures

In 2004, we issued $150,000 of 1.75% convertible subordinated debentures (the “debentures”) due 2024. Between 2006 and 2009, we repurchased and retired $134,221 principal amount of the debentures. On April 13, 2011, we announced an offer to repurchase all of the remaining outstanding debentures, as required under the terms of the indenture governing the debentures. In connection with the offer, we filed a Tender Offer Statement on Schedule TO on that day, including as an exhibit, a notice to holders of the debentures specifying the terms, conditions and procedures of our offer to repurchase. The remaining $15,779 principal amount of the debentures were properly tendered to us and were redeemed for cash at par value on May 16, 2011.

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

As of June 30, 2011 we had no short- or long-term marketable securities. As of December 31, 2010, short- and long-term marketable securities, classified as available-for-sale, consisted of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
US government agencies debt securities	$5,513	$3	$5,516
Commercial paper	5,747	—	5,747
Corporate debt security	1,104	(1)	1,103
Total	$12,364	$2	$12,366

Long-term marketable securities:
Equity securities	$348	$255	$603

Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders' equity, in the condensed consolidated balance sheets. During the six months ended June 30, 2011, we sold the remaining portion of our long-term equity investment. We determined the cost of the securities sold using specific identification. Net unrealized holding gains of $255 on available-for-sale securities were reclassified out of accumulated other comprehensive income for the six month period ended June 30, 2011.

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

The following tables present information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
As of June 30, 2011:
Money market funds	$9,174	$—	$—	$9,174
As of December 31, 2010:
Money market funds	$10,933	$—	$—	$10,933
Certificates of deposit	200	—	—	200
US government agencies debt securities	—	5,516	—	5,516
Commercial paper	—	6,947	—	6,947
Corporate debt security	—	1,605	—	1,605
Long-term marketable securities	603	—	—	603
Total	$11,736	$14,068	$—	$25,804

We have excluded $3,000 previously included in money market funds as of December 31, 2010, as the amount represents cash not subject to fair value reporting requirements.

We primarily use the market approach to determine the fair value of our financial assets. The fair value of our current assets and liabilities, including accounts receivable and accounts payable approximates the carrying value due to the short-term nature of these balances. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP.

NOTE 4: RESTRUCTURINGS

All actions under our prior restructuring plans were completed in the second quarter of 2009; however, due to decreases in estimated future sublease income and related professional fees, lease termination costs of $94 were recorded in the first quarter of 2010.

As of June 30, 2011, accrued lease termination costs of $192 are included in current and non-current accrued liabilities in the condensed consolidated balance sheets and will be paid in cash over the remaining lease terms of approximately two years.

NOTE 5: INCOME TAXES

The provision for income taxes recorded for the first half of 2011 was primarily due to current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions partially offset by a benefit of $331 for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitation.

The benefit for income taxes recorded for the first half of 2010 was primarily due to a benefit of $5,284 for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

As of June 30, 2011, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of June 30, 2011 and December 31, 2010, the amount of our uncertain tax positions was a liability of $3,297 and $3,574, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $1,661 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: INTEREST EXPENSE AND OTHER, NET

Interest expense and other, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense	$(131)	$(124)	$(288)	$(247)
Amortization of debt issuance costs	(12)	(18)	(31)	(36)
Interest income	3	19	13	32
Total interest expense and other, net	$(140)	$(123)	$(306)	$(251)

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(2,058)	$(1,015)	$(3,526)	$3,587
Reclassification of unrealized gain upon sale of available- for-sale securities	—	(427)	(255)	(113)
Unrealized gain (loss) on available-for-sale investments	(1)	(2,230)	(2)	596
Tax effect of unrealized gain (loss) on available-for-sale investments	—	92	26	(129)
Total comprehensive income (loss)	$(2,059)	$(3,580)	$(3,757)	$3,941

NOTE 8: EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding. Diluted weighted average shares outstanding include the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards and units, and the assumed issuance of common stock under the employee stock purchase plan. Potentially dilutive common shares issuable upon conversion of our convertible subordinated debentures were computed using the if-converted-method.

The following schedule reconciles the computation of basic net income (loss) per share and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) used in basic net income (loss) per share	$(2,058)	$(1,015)	$(3,526)	$3,587
Basic weighted average shares outstanding	15,839	13,420	14,710	13,392
Dilutive effect of employee equity incentive plans	—	—	—	881
Diluted weighted average shares outstanding	15,839	13,420	14,710	14,273
Net income (loss) per common share:
Basic	$(0.13)	$(0.08)	$(0.24)	$0.27
Diluted	$(0.13)	$(0.08)	$(0.24)	$0.25

The following weighted average shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Employee equity incentive plans	3,764	2,992	3,653	1,510
Conversion of debentures	—	216	—	216

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2011	2010
Cash paid during the period for:
Interest	$210	$175
Income taxes	311	44
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,226	$1,232

NOTE 10: SHAREHOLDERS' EQUITY

On May 11, 2011, we completed the sale of 3,650,000 shares of common stock in an underwritten registered offering. On May 27, 2011, an additional 547,500 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 4,197,500 shares of common stock were sold in the offering at a price to the public of $2.24 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $8,327.

NOTE 11: SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Japan	$10,325	$11,576	$20,066	$22,681
Taiwan	2,831	3,065	4,944	7,297
Europe	656	824	1,338	1,669
China	639	291	1,100	780
Korea	454	804	1,013	1,445
United States	243	1,227	767	1,759
Other	542	878	1,162	1,726
	$15,690	$18,665	$30,390	$37,357

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Distributors:
All distributors	66%	59%	65%	57%
Distributor A	49%	41%	48%	39%
End customers: (1)
Top five end customers	58%	58%	54%	60%
End customer A	16%	21%	18%	22%
End customer B	15%	12%	12%	13%
End customer C	10%	10%	9%	10%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2011	December 31, 2010
Account A	37%	45%
Account B	19%	25%
Account C	11%	7%

NOTE 12: RISKS AND UNCERTAINTIES

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

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash equivalent balances by holding our funds in highly liquid money market accounts. We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2011, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could impact our results of operations.

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

Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 113 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net
Net revenue was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% change	2011	2010	% change
Revenue, net	$15,690	$18,665	(16)%	$30,390	$37,357	(19)%

Net revenue decreased $3.0 million, or 16%, from the second quarter of 2010 to the second quarter of 2011. The decrease was attributable to a 1% decrease in units sold and a 15% decrease in average selling price ("ASP"). Net revenue decreased $7.0 million, or 19%, from the first half of 2010 to the first half of 2011. The decrease was attributable to a 1% decrease in units sold and an 18% decrease in ASP.
The decrease in ASP for the 2011 periods compared to the 2010 periods was primarily due to a greater proportion of unit sales of our MotionEngine® advanced video co-processor ICs, which have a lower price point than our other product lines. The decrease in units sold for the 2011 periods compared to the 2010 periods resulted primarily from decreased sales of our digital projector products and products we acquired in conjunction with our acquisition of Equator Technologies, Inc., partially offset by an increase in MotionEngine® co-processor IC sales. The decrease in digital projector product sales was primarily due to continuing inventory correction and the increase in MotionEngine® co-processor IC sales was due to our first volume shipments for a top-tier advanced television market customer during the first half of 2011.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	% of revenue	2010	% of revenue	2011	% of revenue	2010	% of revenue
Direct product costs and related overhead [1]	$8,003	51%	$9,044	48%	$15,820	52%	$18,125	49%
Inventory charges [2]	104	1	480	3	302	1	850	2
Amortization of acquired developed technology	—	—	477	3	—	—	1,050	3
Other cost of revenue [3]	164	1	17	0	277	1	29	0
Total cost of revenue	$8,271	53%	$10,018	54%	$16,399	54%	$20,054	54%
Gross profit	$7,419	47%	$8,647	46%	$13,991	46%	$17,303	46%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes the net provision for inventory reserves and lower of cost or market write-downs.

[3]	Includes stock based compensation and additional amortization of a non-cancelable prepaid royalty.
Cost of revenue decreased to 53% of total revenue in the second quarter of 2011, down from 54% of total revenue in the second quarter of 2010 and was 54% of total revenue in the first half of 2010 and 2011. The change in the components of cost of revenue during the 2011 periods compared to the 2010 periods is primarily attributable to the following factors:

•
Direct product costs as a percentage of revenue increased primarily due to customer transition to our next generation digital projector and our MotionEngine® co-processor IC products which have higher material costs than our historical product offerings. Direct product costs as a percentage of revenue also increased due to decreased sales of products we acquired in conjunction with our acquisition of Equator Technologies, Inc., which have lower material costs;

•	Inventory charges decreased due to reduced lower of cost or market write-downs as we transitioned our customers to our next generation of MotionEngine® co-processor IC products; and

•	Amortization of acquired developed technology decreased as the assets were fully amortized as of the second quarter of 2010.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses. Research and development expense was as follows (dollars in thousands):

	Three Months Ended
	June 30,		2011 v. 2010
	2011	2010	$ Change	% change
Research and development	$5,554	$5,553	$1	0%

Research and development expense remained consistent from the second quarter of 2010 to the second quarter of 2011, which is primarily attributable to the following offsetting factors:

•	Depreciation and amortization expense increased $0.3 million primarily due to intellectual property and engineering software tool additions; and

•	Non-recurring engineering and outside services expense decreased $0.3 million due to the timing of development activities.

	Six Months Ended
	June 30,		2011 v. 2010
	2011	2010	$ Change	% change
Research and development	$11,549	$10,893	$656	6%

Research and development expense increased $0.7 million, or 6%, from the first half of 2010 to the first half of 2011. The increase is primarily attributable to the following:

•	Depreciation and amortization expense increased $0.6 million primarily due to intellectual property and engineering software tool additions;

•	Compensation expense increased $0.4 million as a result of increased headcount and annual merit and cost of living salary increases; and

•	Non-recurring engineering and outside services expense decreased $0.2 million due to the timing of development activities.
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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	% change	2011	2010	% change
Selling, general and administrative	$3,657	$3,957	(8)%	$7,491	$7,750	(3)%
Selling, general and administrative expense decreased $0.3 million or 8%, from the second quarter of 2010 to the second quarter of 2011 and $0.3 million or 3% from the first half of 2010 to the first half of 2011.The decrease during the 2011 periods compared to the 2010 periods is primarily attributable to a decrease in legal expense due to non-recurring legal expenses in the first half of 2010 and a general decrease in several expense categories. These decreases were partially offset by an increase in stock compensation expense due to increased valuation of stock options and awards during the 2011 periods compared to the 2010 periods.
Restructuring
All actions under our prior restructuring plans were completed in the second quarter of 2009; however, due to decreases in estimated future sublease income and related professional fees, lease termination costs of $0.1 million were recorded in the first quarter of 2010. As of June 30, 2011, accrued lease termination costs of $0.2 million are included in current and non-current accrued liabilities in the condensed consolidated balance sheets and will be paid in cash over the remaining lease terms of approximately two years.
Other income (expense), net
Net other income (expense) consisted of the following (in thousands):

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010	$ Change	2011	2010	$ Change
Interest expense and other, net [1]	$(140)	$(123)	$(17)	$(306)	$(251)	$(55)
Gain on sale of marketable securities [2]	—	344	(344)	264	344	(80)
Gain on sale of patents [3]	—	—	—	1,600	—	1,600
Total other income (expense), net	$(140)	$221	$(361)	$1,558	$93	$1,465

[1]
Interest expense and other, net consists of interest expense related to interest due on our convertible subordinated debentures (the “debentures”); imputed interest expense on asset financings and accrued interest under other contractual agreements; interest income earned on cash equivalents and short-term marketable securities; and amortization of debt issuance costs.

[2]	Realized gains on the sale of available-for-sale marketable securities.

[3]
In the first quarter of 2011, we sold certain patents and related rights and materials for proceeds and a net gain of $1.6 million. All of the patents were originally obtained by us during our June 2005 acquisition of Equator Technologies, Inc., and the underlying technologies pertain to markets that we no longer pursue.

Provision (benefit) for income taxes
The provision for income taxes recorded for the first half of 2011 was primarily due to current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions partially offset by a benefit of $0.3 million for the reversal of a previously recorded tax contingency due to the expiration of the applicable statute of limitation.
The benefit for income taxes recorded for the first half of 2010 was primarily due to a benefit of $5.3 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.
Business Outlook
On July 21, 2011, we provided an outlook for the third quarter of 2011 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

•	Third quarter revenue of $17 million to $18 million;

•	Gross profit margin of approximately 46% to 48%; and

•	Operating expenses of $9.5 million to $10.5 million.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities
Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010	$ change	% change
Cash and cash equivalents	$16,818	$16,872	$(54)	0%
Short-term marketable securities	—	12,366	(12,366)	(100)
Long-term marketable securities	—	603	(603)	(100)
Total cash and marketable securities	$16,818	$29,841	$(13,023)	(44)%
Total cash and marketable securities decreased $13.0 million from December 31, 2010 to June 30, 2011. The net decrease in the first half of 2011 resulted primarily from $15.8 million used to repurchase our outstanding debentures, $3.0 million used to repay the outstanding balance on our line of credit and $2.9 million in payments on property and equipment and other asset financing. These decreases were partially offset by $8.3 million net proceeds from our equity offering.

As of June 30, 2011, cash equivalents consisted of $9.2 million in U.S. denominated money market funds. Although we do not hold short- or long-term investments as of June 30, 2011, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to eliminate the liability associated with any such repatriation.
Accounts receivable, net
Accounts receivable, net increased to $4.7 million as of June 30, 2011 from $4.5 million as of December 31, 2010. The average number of days sales outstanding decreased to 27 days as of June 30, 2011 from 29 days as of December 31, 2010. These changes were due to normal fluctuations in the timing of cash receipts.
Inventories, net
Inventories, net decreased to $4.7 million as of June 30, 2011 from $4.9 million as of December 31, 2010. Inventory turnover increased to 6.9 as of June 30, 2011 from 5.8 as of December 31, 2010, primarily due to lower average inventory balances and increased direct material cost due to an increase in cost of goods sold, associated with increased revenue from the fourth quarter of 2010 to the second quarter of 2011. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
Capital resources
Equity offering
On May 11, 2011, we completed the sale of 3,650,000 shares of common stock in an underwritten registered offering. On May 27, 2011, an additional 547,500 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 4,197,500 shares of common stock were sold in the offering at a price to the public of $2.24 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $8.3 million.
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2011, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of June 30, 2011, we had no outstanding borrowings under the Revolving Line. As of December 31, 2010, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3.0 million which were repaid within required terms.

Debentures
In 2004, we issued $150.0 million of 1.75% convertible subordinated debentures due 2024. Between 2006 and 2009, we repurchased and retired $134.2 million principal amount of the debentures. On April 13, 2011, we announced an offer to repurchase all of the remaining outstanding debentures, as required under the terms of the indenture governing the debentures. In connection with the offer, we filed a Tender Offer Statement on Schedule TO on that day, including as an exhibit, a notice to holders of the debentures specifying the terms, conditions and procedures of our offer to repurchase. The remaining $15.8 million principal amount of the debentures were properly tendered to us and were redeemed for cash at par value on May 16, 2011.

Liquidity

While total cash and marketable securities decreased $13.0 million during the first half of 2011, primarily due to the payment of $18.8 million to repurchase our outstanding debentures and repay our line of credit, our working capital increased by $6.0 million over the same period. As of June 30, 2011, we have no short- or long-term debt and our cash and cash equivalents balance of $16.8 million is highly liquid. We anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.
Contractual Payment Obligations
A summary of our contractual obligations as of June 30, 2011 is as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases [1]	$3,101	$1,709	$1,392	$—	$—
Payments on accrued balances related to asset purchases	4,674	2,181	2,179	314	—
Estimated Q3 2011 purchase commitments to contract manufacturers	7,616	7,616	—	—	—
Other purchase obligations and commitments	300	300	—	—	—
Total [2]	$15,691	$11,806	$3,571	$314	$—

[1]	The operating lease payments above are net of sublease rental income of $0.3 million for the 12 month periods ending June 30, 2012 and June 30, 2013.

[2]	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $3.3 million of income taxes payable has been excluded from the table above.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of June 30, 2011, all of our invested funds were held in highly liquid money market accounts with yields approaching zero, accordingly, we do not have significant exposure to changes in interest rates.
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
For a discussion of legal proceedings, see “Note 13: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, our strategy focuses on implementing our intellectual property (“IP”) to improve the video performance of our customers’ image processors through the use of our MotionEngine® advanced video co-processor integrated circuits (“ICs”). This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the television market. Although our product strategy is developed to take advantage of market trends, such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
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
The May 16, 2011, repurchase of our convertible debentures consumed a significant portion of our cash balances and we may be unable to successfully implement new products or enhancements to our current products, or we may need to implement future restructuring plans, which could adversely affect our future sales and financial condition.
The repurchase of the debentures required a significant portion of our available cash. The reduction of our financial resources could limit our ability to execute our product strategy or may require the need to implement future restructuring plans, particularly if we are unable to generate cash from operations or obtain additional sources of financing. Any future restructuring actions may slow our development of new or enhanced products by limiting our research and development and engineering activities. If we are unable to successfully introduce new or enhanced products, our sales and financial condition will be adversely affected.
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
The concentration of our employees, manufacturers and customers in Japan, the People’s Republic of China (“PRC”), Korea, Taiwan and Singapore increases our risk that a natural disaster, or a work stoppage, or economic or political instability in the region could have a material adverse effect on our business, financial condition or results of operations.
Most of our current manufacturers and customers are located in the PRC, Japan, Korea, Taiwan or Singapore. In addition, a majority of our employees are located in this region. Disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region and would have a negative impact on our results of operations. In addition, the economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. We cannot be assured that the PRC's economic policies will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC's political, economic or social conditions.
In addition, the risk of natural disasters in the Pacific Rim region, such as the March 2011 earthquake and tsunami in Japan, is significant due to the proximity of major earthquake fault lines in the area. Although we are not currently experiencing adverse effects to our business from the March 2011 earthquake and tsunami in Japan, common consequences of earthquakes include power outages and disruption or impairment of production capacity. Other natural disasters or events such as political unrest, labor strikes or work stoppages in countries where our manufacturers and customers are located, would likely result in the disruption of our manufacturers' and customers' operations. Any disruption resulting from these types of events could cause significant delays in shipments of our products until we are able to shift our manufacturing from the affected contractor to another third-party vendor. There can be no assurance that alternative capacity could be obtained on favorable terms, or in a timely manner, if at all.
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
Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory and lower of cost or market write-downs were $1.6 million and $1.2 million in 2010 and 2009, respectively and $0.3 million for the six months ended June 30, 2011.
A significant amount of our revenue comes from a limited number of customers and distributors, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 48%, 44% and 35% of revenue for the six month period ended June 30, 2011 and the years ended December 31, 2010 and 2009, respectively. Revenue attributable to our top five end customers represented 54%, 58% and 56% of revenue for the six month period ended June 30, 2011 and the years ended December 31, 2010 and 2009, respectively. As of June 30, 2011 and 2010, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Sales outside the U.S. accounted for approximately 98%, 96% and 97% of revenue for the six month period ended June 30, 2011 and the years ended December 31, 2010 and 2009, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Broadcom Corporation, i-Chips Technologies Inc., Integrated Device Technology, Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd.Inc., Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc., Zoran Corporation, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including Intel

Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. In 2010 and 2011, for example, frame rate conversion technology similar to that used in our line of MotionEngine® advanced video co-processors continued to be integrated into the system-on-chip ("SoC") products of our competitors, particularly in lower refresh rate television products. We cannot assure you that we can compete successfully against current or potential competitors.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 113 patents and have 25 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Creating the capacity for new technological changes may cause manufacturers to discontinue older manufacturing processes in favor of newer ones. We must then either retire the affected part or port (develop) a new version of the part that can be manufactured with a newer process technology. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. We may not be able to place last time buy orders for the old technology or find alternate manufacturers of our products to allow us to continue to produce products with the older technology while we expend the significant costs for research and development and time to migrate to new, more advanced processes. For example, we utilize 0.18um and 0.15um standard logic processes, which may only be available for the next five to seven years. Additionally, a portion of our products use 0.11um technology for memory die, which is being phased out in favor of 65nm technology node (memory die) to increase yields and decrease cost. Because of this transition, our customers must re-qualify the affected parts.
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
We may need to seek additional capital from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in May 2011, we issued 4.2 million shares of our common stock in an underwritten registered offering. Further, new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock.
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
On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. The per share price of our common stock has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. A second reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. In addition to the minimum $1.00 per share requirement, NASDAQ Global Market also requires satisfaction of one of the following in addition to certain other requirements: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues (in the latest fiscal year or in two of the last three fiscal years), (ii) a minimum of $50.0 million in market value of listed securities, or (iii) a minimum of $10.0 million in stockholders’ equity. As of June 30, 2011, we had a total asset value of less than $50.0 million and as recently as December 31, 2008, our shareholders’ equity was below $10.0 million. In the future, we may be unable to meet these continued listing requirements and our stock could become subject to delisting.

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
 __________________

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

PIXELWORKS, INC.

Dated:	August 5, 2011	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer