Form 10-Q
period 2011-09-30
PIXELWORKS, INC
filed 2011-11-04
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock outstanding as of October 31: 17,950,420

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,017	$16,872
Short-term marketable securities	—	12,366
Accounts receivable, net	4,357	4,487
Inventories, net	4,683	4,858
Prepaid expenses and other current assets	2,149	2,337
Total current assets	28,206	40,920
Long-term marketable securities	—	603
Property and equipment, net	7,585	5,830
Other assets, net	3,265	5,061
Total assets	$39,056	$52,414
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,629	$4,804
Accrued liabilities and current portion of long-term liabilities	8,545	8,983
Current portion of income taxes payable	97	282
Short-term line of credit	—	3,000
Debentures currently payable	—	15,779
Total current liabilities	14,271	32,848
Long-term liabilities, net of current portion	2,580	2,061
Income taxes payable, net of current portion	2,987	3,574
Total liabilities	19,838	38,483
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock	—	—
Common stock	346,381	336,254
Accumulated other comprehensive income (loss)	(64)	167
Accumulated deficit	(327,099)	(322,490)
Total shareholders’ equity	19,218	13,931
Total liabilities and shareholders’ equity	$39,056	$52,414
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue, net	$17,391	$18,027	$47,781	$55,384
Cost of revenue (1)	8,935	9,733	25,334	29,787
Gross profit	8,456	8,294	22,447	25,597
Operating expenses:
Research and development (2)	5,982	5,612	17,531	16,505
Selling, general and administrative (3)	3,641	3,685	11,132	11,435
Restructuring	—	—	—	94
Total operating expenses	9,623	9,297	28,663	28,034
Loss from operations	(1,167)	(1,003)	(6,216)	(2,437)
Interest expense and other, net	(89)	(127)	(395)	(378)
Gain on sale of marketable securities	—	316	264	660
Gain on sale of patents	—	—	1,600	—
Total other income (expense), net	(89)	189	1,469	282
Loss before income taxes	(1,256)	(814)	(4,747)	(2,155)
Benefit for income taxes	(173)	(821)	(138)	(5,749)
Net income (loss)	$(1,083)	$7	$(4,609)	$3,594
Net income (loss) per share:
Basic	$(0.06)	$0.00	$(0.29)	$0.27
Diluted	$(0.06)	$0.00	$(0.29)	$0.25
Weighted average shares outstanding:
Basic	17,905	13,465	15,787	13,417
Diluted	17,905	14,335	15,787	14,370

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$103	$—	$321	$5
Stock-based compensation	34	17	93	41
Amortization of acquired developed technology	—	—	—	1,050
(2) Includes stock-based compensation	214	120	624	309
(3) Includes stock-based compensation	260	225	771	500
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,609)	$3,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,800	3,328
Gain on sale of patents	(1,600)	—
Stock-based compensation	1,488	850
Reversal of uncertain tax positions	(967)	(5,957)
Gain on sale of marketable securities	(264)	(660)
Deferred income tax expense	69	—
Other non-cash tax expense (benefit)	26	(27)
Amortization of acquired developed technology	—	1,050
Other	89	162
Changes in operating assets and liabilities:
Accounts receivable, net	130	300
Inventories, net	175	692
Prepaid expenses and other current and long-term assets, net	808	1,024
Accounts payable	787	(1,797)
Accrued current and long-term liabilities	(167)	373
Income taxes payable	195	123
Net cash provided by (used in) operating activities	(40)	3,055
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	12,961	12,150
Purchases of property and equipment	(2,017)	(1,171)
Proceeds from sale of patents	1,600	—
Purchases of marketable securities	—	(13,567)
Purchases of other assets	—	(290)
Proceeds from sales of property and equipment	—	5
Net cash provided by (used in) investing activities	12,544	(2,873)
Cash flows from financing activities:
Repurchase of debentures currently payable	(15,779)	—
Net proceeds from equity offering	8,327	—
Payments on line of credit	(3,000)	—
Payments on asset financings	(2,219)	(1,794)
Proceeds from issuances of common stock	312	193
Net cash used in financing activities	(12,359)	(1,601)
Net change in cash and cash equivalents	145	(1,419)
Cash and cash equivalents, beginning of period	16,872	17,797
Cash and cash equivalents, end of period	$17,017	$16,378
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 114 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
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
The financial information included herein for the three and nine month periods ended September 30, 2011 and 2010 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for these interim periods. The financial information as of December 31, 2010 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 9, 2011, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2011.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The provisions of this new guidance require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance will change the presentation of our consolidated financial statements but will not impact our financial position or results of operations.
Reclassifications
Certain reclassifications have been made to the 2010 condensed consolidated financial statements and notes to conform to the 2011 presentation.

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

NOTE 2: BALANCE SHEET COMPONENTS

Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	September 30, 2011	December 31, 2010
Accounts receivable, gross	$4,750	$4,886
Less: allowance for doubtful accounts	(393)	(399)
Accounts receivable, net	$4,357	$4,487

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2011	2010
Balance at beginning of period	$399	$428
Additions charged (reductions credited)	(6)	8
Balance at end of period	$393	$436

Inventories, Net

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value), net of a reserve for slow-moving and obsolete items.

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$2,475	$2,961
Work-in-process	3,078	3,232
Total	5,553	6,193
Less: reserve for slow-moving and obsolete items	(870)	(1,335)
Inventories, net	$4,683	$4,858

The following is the change in our reserve for slow-moving and obsolete items:

	Nine Months Ended
	September 30,
	2011	2010
Balance at beginning of period	$1,335	$2,140
New provision	356	476
Sales of previously reserved inventory	(56)	(84)
Net provision for obsolete inventory	300	392
Final scrap of previously reserved inventory	(765)	(564)
Balance at end of period	$870	$1,968

Based upon our forecast and backlog, we do not currently expect to be able to sell or otherwise use the reserved inventory we have on hand at September 30, 2011. However, it is possible that a customer will decide in the future to purchase a portion of the reserved inventory.

We recorded lower of cost or market write-downs of $0 and $771 for the nine months ended September 30, 2011 and 2010, respectively.

Property and Equipment, Net

Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Gross carrying amount	$23,107	$20,406
Less: accumulated depreciation and amortization	(15,522)	(14,576)
Property and equipment, net	$7,585	$5,830

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued payroll and related liabilities	$2,759	$2,365
Current portion of accrued liabilities for asset financings	2,053	2,601
Accrued commissions and royalties	1,383	1,139
Accrued interest payable	469	358
Reserve for warranty returns	390	723
Accrued costs related to restructuring	80	172
Other	1,411	1,625
	$8,545	$8,983

The following is the change in our reserves for warranty returns:

	Nine Months Ended
	September 30,
	2011	2010
Reserve for warranty returns:
Balance at beginning of period	$723	$304
Provision (benefit)	(139)	688
Charge-offs	(194)	(445)
Balance at end of period	$390	$547

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	September 30, 2011	December 31, 2010
Accrued liabilities for asset financings	$2,099	$1,314
Deferred rent	163	302
Payroll and related liabilities	150	165
Accrued costs related to restructuring	61	119
Other	107	161
	$2,580	$2,061

Short-Term Line of Credit

On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides for a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.

The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2011, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of September 30, 2011, we had no outstanding borrowings under the Revolving Line. As of December 31, 2010, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3,000, which were repaid within required terms.

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

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

As of September 30, 2011 we had no short- or long-term marketable securities. As of December 31, 2010, short- and long-term marketable securities, classified as available-for-sale, consisted of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
US government agencies debt securities	$5,513	$3	$5,516
Commercial paper	5,747	—	5,747
Corporate debt security	1,104	(1)	1,103
Total	$12,364	$2	$12,366

Long-term marketable securities:
Equity securities	$348	$255	$603

Unrealized holding gains and losses are recorded in accumulated other comprehensive income, a component of shareholders' equity, in the condensed consolidated balance sheets. During the nine months ended September 30, 2011, we sold the remaining portion of our long-term equity investment. We determined the cost of the securities sold using specific identification. Net unrealized holding gains of $255 on available-for-sale securities were reclassified out of accumulated other comprehensive income for the nine month period ended September 30, 2011.

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

The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total
As of September 30, 2011:
Money market funds	$9,191	$—	$—	$9,191
As of December 31, 2010:
Money market funds	$10,933	$—	$—	$10,933
Certificates of deposit	200	—	—	200
US government agencies debt securities	—	5,516	—	5,516
Commercial paper	—	6,947	—	6,947
Corporate debt security	—	1,605	—	1,605
Long-term marketable securities	603	—	—	603
Total	$11,736	$14,068	$—	$25,804

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

As of September 30, 2011, accrued lease termination costs of $141 are included in current and non-current accrued liabilities in the condensed consolidated balance sheets and will be paid in cash over the remaining lease terms of approximately two years.

NOTE 5: INCOME TAXES

The benefit for income taxes recorded for the third quarter of 2011 and 2010 was primarily due to a benefit of $636 and $673, respectively, for the reversal of previously recorded tax contingencies due to the expiration of applicable statutes of limitation, partially offset by current and deferred tax expense for our profitable cost-plus foreign entities and accruals for tax contingencies in foreign jurisdictions.

The benefit for income taxes recorded for the first nine months of 2011 and 2010 was primarily due to a benefit of $967 and $5,957, respectively, for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense for our profitable cost-plus foreign entities and accruals for tax contingencies in foreign jurisdictions.

As of September 30, 2011, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of September 30, 2011 and December 31, 2010, the amount of our uncertain tax positions was a liability of $2,870 and $3,574, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $1,416 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: INTEREST EXPENSE AND OTHER, NET

Interest expense and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense	$(90)	$(125)	$(378)	$(372)
Amortization of debt issuance costs	—	(19)	(31)	(55)
Interest income	1	17	14	49
Total interest expense and other, net	$(89)	$(127)	$(395)	$(378)

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(1,083)	$7	$(4,609)	$3,594
Reclassification of unrealized gain upon sale of available-for-sale securities	—	(469)	(255)	(409)
Unrealized gain (loss) on available-for-sale investments	—	(218)	(2)	205
Tax effect of unrealized gain (loss) on available-for-sale investments	—	102	26	(27)
Total comprehensive income (loss)	$(1,083)	$(578)	$(4,840)	$3,363

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

The following schedule reconciles the computation of basic net income (loss) per share and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) used in basic net income (loss) per share	$(1,083)	$7	$(4,609)	$3,594
Basic weighted average shares outstanding	17,905	13,465	15,787	13,417
Dilutive effect of employee equity incentive plans	—	870	—	953
Diluted weighted average shares outstanding	17,905	14,335	15,787	14,370
Net income (loss) per common share:
Basic	$(0.06)	$0.00	$(0.29)	$0.27
Diluted	$(0.06)	$0.00	$(0.29)	$0.25

The following weighted average shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Employee equity incentive plans	3,798	1,834	3,715	1,608
Conversion of debentures	—	216	—	216

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2011	2010
Cash paid during the period for:
Interest	$234	$237
Income taxes	472	111
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,457	$4,210

NOTE 10: SHAREHOLDERS' EQUITY

In May 2011, we sold 4,197,500 shares of common stock in an underwritten registered offering at a price to the public of $2.24 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $8,327.

NOTE 11: SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Japan	$12,024	$12,014	$32,090	$34,695
Taiwan	2,939	2,747	7,883	10,044
China	687	165	1,787	945
Europe	541	884	1,879	2,553
Korea	306	648	1,319	2,093
United States	410	635	1,177	2,394
Other	484	934	1,646	2,660
	$17,391	$18,027	$47,781	$55,384

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Distributors:
All distributors	75%	65%	69%	59%
Distributor A	58%	49%	52%	42%
End customers: (1)
Top five end customers	55%	59%	55%	58%
End customer A	16%	12%	13%	12%
End customer B	12%	11%	10%	11%
End customer C	11%	18%	15%	20%
End customer D	7%	10%	7%	6%

(1)	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2011	December 31, 2010
Account A	38%	45%
Account B	14%	25%
Account C	11%	6%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2011, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could impact our results of operations.

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

Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 114 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net
Net revenue for the three month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Three Months Ended
	September 30,		2011 v. 2010
	2011	2010	$ Change	% Change
Revenue, net	$17,391	$18,027	$(636)	(4)%
Net revenue decreased $0.6 million, or 4%, from the third quarter of 2010 to the third quarter of 2011. The decrease was primarily attributable to a 22% decrease in average selling price (“ASP”), partially offset by a 23% increase in units sold.

The increase in units sold was attributable to increased sales into the advanced television market of our MotionEngine® co-processor integrated circuits (“ICs”) as sales associated with recent design wins ramped in volume at top-tier advanced television market customers. This increase was partially offset by a decrease in sales of end-of-life products we acquired in conjunction with our June 2005 acquisition of Equator Technologies, Inc. The decrease in ASP was primarily due to a greater proportion of unit sales of our MotionEngine® advanced video co-processor ICs, which have a lower price point than our other product lines. The decrease in ASP was also attributable to reduced pricing on our earlier generation digital projector products and changes in the mix of digital projector product sales.
Net revenue for the nine month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Nine Months Ended
	September 30,		2011 v. 2010
	2011	2010	$ Change	% Change
Revenue, net	$47,781	$55,384	$(7,603)	(14)%
Net revenue decreased $7.6 million, or 14% from the first nine months of 2010 to the first nine months of 2011. The decrease was primarily attributable to a 19% decrease in ASP, partially offset by a 7% increase in units sold.
The increase in units sold was attributable to increased sales into the advanced television market of our MotionEngine® co-processor ICs as sales associated with recent design wins ramped in volume at top-tier advanced television market customers. This increase was partially offset by a decrease in digital projector product sales which was primarily due to an inventory correction during the first half of 2011. The decrease in ASP was primarily due to a greater proportion of unit sales of our MotionEngine® advanced video co-processor ICs, which have a lower price point than our other product lines. The decrease in ASP was also attributable to reduced pricing on our earlier generation digital projector products and changes in the mix of digital projector product sales.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Three months ended September 30,
	2011	% of revenue	2010	% of revenue
Direct product costs and related overhead [1]	$8,800	51%	$9,403	52%
Inventory charges [2]	(2)	0	313	2
Amortization of acquired developed technology	—	0	—	0
Other cost of revenue [3]	137	1	17	0
Total cost of revenue	$8,935	51%	$9,733	54%
Gross profit	$8,456	49%	$8,294	46%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes the net provision for inventory reserves and lower of cost or market write-downs.

[3]	Includes stock based compensation and additional amortization of a non-cancelable prepaid royalty.
Cost of revenue decreased to 51% of total revenue in the third quarter of 2011, down from 54% of total revenue in the third quarter of 2010. The percentage decrease resulted primarily from a decrease in inventory charges as we transitioned our customers to our next generation of MotionEngine® co-processor IC products. The decrease is also partially due to a reduction in direct product costs as a percentage of revenue due to improvements in our manufacturing processes and an increased benefit from scrap disposal, partially offset by customer transition to our new digital projector products and MotionEngine® co-processor IC products, which have higher material costs than earlier generation products.

Cost of revenue and gross profit for the nine month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Nine months ended September 30,
	2011	% of revenue	2010	% of revenue
Direct product costs and related overhead [1]	$24,620	52%	$27,528	50%
Inventory charges [2]	300	1	1,163	2
Amortization of acquired developed technology	—	0	1,050	2
Other cost of revenue [3]	414	1	46	0
Total cost of revenue	$25,334	53%	$29,787	54%
Gross profit	$22,447	47%	$25,597	46%

1	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes the net provision for inventory reserves and lower of cost or market write-downs.

[3]	Includes stock based compensation and additional amortization of a non-cancelable prepaid royalty.
Cost of revenue decreased to 53% of total revenue in the first nine months of 2011, down from 54% of total revenue in the first nine months of 2010. The percentage decrease resulted primarily from reduced inventory charges as we transitioned our customers to our next generation of MotionEngine® co-processor IC products as well as the elimination of amortization expense for acquired developed technology assets that were fully amortized as of the second quarter of 2010. These decreases were partially offset by an increase in direct product costs as a percentage of revenue due to customer transition to our new digital projector products and MotionEngine® co-processor IC products, which have higher material costs than earlier generation products, partially offset by improvements in our manufacturing processes and an increased benefit from scrap disposal.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Three Months Ended
	September 30,		2011 v. 2010
	2011	2010	$ Change	% Change
Research and development	$5,982	$5,612	$370	7%

Research and development expense increased $0.4 million, or 7%, from the third quarter of 2010 to the third quarter of 2011. The increase is primarily attributable to an increase of $0.4 million in compensation expense due to annual merit salary increases at the beginning of the third quarter of 2011.
Research and development expense for the nine month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Nine Months Ended
	September 30,		2011 v. 2010
	2011	2010	$ Change	% Change
Research and development	$17,531	$16,505	$1,026	6%

Research and development expense increased $1.0 million, or 6%, from the first nine months of 2010 to the first nine months of 2011. The increase is primarily attributable to the following:

•	Compensation expense increased $0.8 million as a result of annual merit salary increases at the beginning of the third quarter of 2011 and increased headcount during the 2011 period compared to the 2010 period;

•	Depreciation and amortization expense increased $0.7 million due to intellectual property and engineering software tool additions; and

•	Non-recurring engineering and outside services expense decreased $0.4 million due to the timing of development activities.
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
Selling, general and administrative expense for the three and nine month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
Selling, general and administrative	$3,641	$3,685	(1)%	$11,132	$11,435	(3)%

Selling, general and administrative expense decreased slightly from the third quarter of 2010 to the third quarter of 2011, and decreased $0.3 million or 3%, from the first nine months of 2010 to the first nine months of 2011. The decrease in the 2011 periods compared to the 2010 periods is due primarily to non-recurring legal expenses incurred during 2010 and a general decrease in several expense categories. These decreases were partially offset by an increase in compensation expense due to annual merit salary increases at the beginning of the third quarter of 2011.
Restructuring
All actions under our prior restructuring plans were completed in the second quarter of 2009; however, due to decreases in estimated future sublease income and related professional fees, lease termination costs of $0.1 million were recorded in the first quarter of 2010. As of September 30, 2011, accrued lease termination costs of $0.1 million are included in current and non-current accrued liabilities in the condensed consolidated balance sheets and will be paid in cash over the remaining lease terms of approximately two years.
Other income (expense), net
Net other income (expense) for the three and nine month periods ended September 30, 2011 and 2010, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	$ Change	2011	2010	$ Change
Interest expense and other, net [1]	$(89)	$(127)	$38	$(395)	$(378)	$(17)
Gain on sale of marketable securities [2]	—	316	(316)	264	660	(396)
Gain on sale of patents [3]	—	—	—	1,600	—	1,600
Total other income (expense), net	$(89)	$189	$(278)	$1,469	$282	$1,187

[1]
Interest expense and other, net consists of interest expense, interest income and amortization of debt issuance costs. The decrease from the third quarter of 2010 to the third quarter of 2011 is due primarily to a decrease in interest expense and amortization of debt issuance costs attributable to the repayment of our convertible subordinated debentures (the “debentures”) in the second quarter of 2011. The increase from the first nine months of 2010 to the first nine months of 2011 is due to an increase in interest under other contractual agreements offset by a decrease in interest expense and debt amortization costs due to the repayment of our debentures.

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

Provision (benefit) for income taxes

The benefit for income taxes recorded for the third quarter of 2011 and 2010 was primarily due to a benefit of $0.6 million and $0.7 million, respectively, for the reversal of previously recorded tax contingencies due to the expiration of applicable statutes of limitation, partially offset by current and deferred tax expense for our profitable cost-plus foreign entities and accruals for tax contingencies in foreign jurisdictions.

The benefit for income taxes recorded for the first nine months of 2011 and 2010 was primarily due to a benefit of $1.0 million and $5.9 million, respectively, for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense for our profitable cost-plus foreign entities and accruals for tax contingencies in foreign jurisdictions.
Business Outlook
On October 20, 2011, we provided an outlook for the fourth quarter of 2011 in our earnings release, which was furnished on a current report on Form 8-K. The outlook provided the following anticipated financial results prepared in accordance with U.S. generally accepted accounting principles:

•	Fourth quarter revenue of $17 million to $18 million;

•	Gross profit margin of approximately 46% to 48%; and

•	Operating expenses of $9.5 million to $10.5 million.

Liquidity and Capital Resources

Cash and short- and long-term marketable securities
Our cash and cash equivalents and short- and long-term marketable securities were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$17,017	$16,872	$145	1%
Short-term marketable securities	—	12,366	(12,366)	(100)
Long-term marketable securities	—	603	(603)	(100)
Total cash and marketable securities	$17,017	$29,841	$(12,824)	(43)%
Total cash and marketable securities decreased $12.8 million from December 31, 2010 to September 30, 2011. The net decrease in the first nine months of 2011 resulted primarily from $15.8 million used to repurchase our outstanding debentures, $4.2 million in payments on property and equipment and other asset financing and $3.0 million used to repay the outstanding balance on our line of credit. These decreases were partially offset by $8.3 million in net proceeds from our equity offering and $1.6 million proceeds from the sale of patents.
As of September 30, 2011, cash equivalents consisted of $9.2 million in U.S. denominated money market funds. Although we do not hold short- or long-term investments as of September 30, 2011, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 by Standard & Poor’s / Moody’s, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to eliminate the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net decreased to $4.4 million as of September 30, 2011 from $4.5 million as of December 31, 2010. The average number of days sales outstanding decreased to 23 days as of September 30, 2011 from 29 days as of December 31, 2010. The decrease in days sales outstanding was primarily due to an increase in customer payments received in advance of payment terms.

Inventories, net
Inventories, net decreased to $4.7 million as of September 30, 2011 from $4.9 million as of December 31, 2010. Inventory turnover increased to 7.5 as of September 30, 2011 from 5.8 as of December 31, 2010, primarily due to lower average inventory balances and increased cost of goods sold, associated with increased revenue for the third quarter of 2011 compared to the fourth quarter of 2010. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
Capital resources
Equity offering
In May 2011, we sold 4,197,500 shares of common stock in an underwritten registered offering at a price to the public of $2.24 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $8.3 million.
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
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2011, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of September 30, 2011, we had no outstanding borrowings under the Revolving Line. As of December 31, 2010, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3.0 million which were repaid within required terms.

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

Liquidity

While total cash and marketable securities decreased $12.8 million during the first nine months of 2011, primarily due to the payment of $18.8 million to repurchase our outstanding debentures and repay our line of credit, our working capital increased by $5.9 million over the same period. As of September 30, 2011, we have no short- or long-term debt and our cash and cash equivalents balance of $17.0 million is highly liquid. We anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.

Contractual Payment Obligations
Our contractual obligations for 2011 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011. Our obligations for 2011 and beyond have not changed materially as of September 30, 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of September 30, 2011, all of our invested funds were held in highly liquid money market accounts with yields approaching zero, accordingly, we do not have significant exposure to changes in interest rates.
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
Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. We have experienced, and may continue to experience difficulty and increased compensation expense, in order to hire and retain qualified engineering personnel in our Shanghai design center.

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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank to provide for a secured, working capital-based, revolving line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. For example, if we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
We have incurred operating losses since 2004. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure you that we will ever achieve profitability. If we are not profitable in the future, we may be unable to continue our operations.

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
Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures. Additionally, if actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, our provisions for obsolete inventory and lower of cost or market write-downs were $1.6 million and $1.2 million in 2010 and 2009, respectively and $0.3 million for the nine months ended September 30, 2011.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 52%, 44% and 35% of revenue for the nine month period ended September 30, 2011 and the years ended December 31, 2010 and 2009, respectively. Revenue attributable to our top five end customers represented 55%, 58% and 56% of revenue for the nine month period ended September 30, 2011 and the years ended December 31, 2010 and 2009, respectively. As of September 30, 2011 and 2010, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Sales outside the U.S. accounted for approximately 98%, 96% and 97% of revenue for the nine month period ended September 30, 2011 and the years ended December 31, 2010 and 2009, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S., and all of our products are manufactured outside of the U.S. We are, therefore, subject to many international risks, including, but not limited to:

•	difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	foreign currency exchange fluctuations in the currencies of Japan, the PRC, Taiwan or Korea;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	political and economic instability, particularly in the PRC, Japan, Taiwan, or Korea;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers;

•	outbreaks of health epidemics in the PRC or other parts of Asia;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales; and

•	greater vulnerability to infrastructure and labor disruptions than established markets.
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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission rules and regulations, NASDAQ Global Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from the NASDAQ Global Market, or penalties imposed on us. If we are unable to maintain an effective system of internal controls, our shareholders could lose confidence in the accuracy and completeness of our financial reports which in turn could cause our stock price to decline.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include CSR plc, i-Chips Technologies Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd.Inc., Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc. and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 114 patents and have 25 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Other Risks
The continued adverse global economic environment and volatility in global credit and financial markets could materially and adversely affect our business and results of operations.
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
The trading volume of our common stock each day is relatively low. As a result, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

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
On June 4, 2008, we effected a one-for-three reverse split of our common stock. We effected the reverse split to regain compliance with NASDAQ Marketplace Rules, particularly the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market. The per share price of our common stock has fluctuated significantly and was below $1.00 as recently as May 6, 2009. We cannot guarantee that it will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting again, and we may seek shareholder approval for an additional reverse split. A second reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. In addition to the minimum $1.00 per share requirement, NASDAQ Global Market also requires satisfaction of one of the following in addition to certain other requirements: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues (in the latest fiscal year or in two of the last three fiscal years), (ii) a minimum of $50.0 million in market value of listed securities, or (iii) a minimum of $10.0 million in stockholders’ equity. As of September 30, 2011, we had a total asset value of less than $50.0 million and as recently as December 31, 2008, our shareholders’ equity was below $10.0 million. In the future, we may be unable to meet these continued listing requirements and our stock could become subject to delisting.
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

PIXELWORKS, INC.

Dated:	November 4, 2011	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer