Form 10-K
period 2011-12-31
PIXELWORKS, INC
filed 2012-03-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30269
________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)
________________________________

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
________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
Aggregate market value of voting Common Stock held by non-affiliates of the registrant at June 30, 2011: $38,555,706. For purposes of this calculation, executive officers and directors are considered affiliates.
Number of shares of Common Stock outstanding as of February 29, 2012: 18,017,665
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Forward-looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. Actual results could vary materially from those contained in forward looking statements due to many factors, including, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; the success of our products in expanded markets; current global economic challenges; levels of inventory at distributors and customers; changes in the digital display and projection markets; changes in customer ordering patterns or lead times; seasonality in the consumer electronics market; insufficient, excess or obsolete inventory and variations in inventory valuation; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; failure to retain or attract qualified employees; fluctuations in foreign currencies; natural disasters, and other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms “Pixelworks,” the “Company,” “we,” “us” and “our” mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.	Business.
Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 115 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
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
Regardless of the source or quality, increasingly, consumers are sharing video with others and viewing video on a growing array of form factors—from handheld devices to large screen displays. At the same time, the consumer expectation for ever higher quality video continues to rise, driven by higher display resolutions on larger TVs. These trends place new demands on video signal and pixel processing technology to enable display and projection devices to provide the best viewing experience possible across multiple display formats. For example, content created for one type of display device, such as a PC, must be scaled up or down to play back clearly on a different device, such as a television. On larger, higher-resolution TV screens, image quality deteriorates significantly, and must be compensated for with video processing technology that restores or even creates higher video quality. This is exemplified further by the increasing desire to display low resolution and low bit rate user content from social media sites. In addition new over the top video services designed to replace existing TV programming services rely heavily on the display being able to reconstruct a better image in order to improve the quality of service over bandwidth varying communications links, such as the Internet.

With continuous improvements in manufacturing technology, the latest generations of advanced digital display are fulfilling the consumer’s desire for a more immersive experience. The latest generations of advanced digital display devices enhance image performance in a number of ways, chief among them being increasing the size of the display, increasing the display resolution and increasing the number of times per second the image is refreshed. Premium displays currently feature “full HD” resolutions of 1920 columns by 1080 rows of pixels progressively scanned (“1080p”), display frame rates of 240Hz or more, are 3D ready and measure from 32 inches to 70 inches or more diagonally. The size and resolution of the display is expected to continually increase. Display manufacturers and content providers are already discussing the evolution from “full HD” to Ultra Definition, or “UD.” UD display will offer resolutions in excess of 4,000 pixels horizontally and 2000 lines vertically. Such a change in resolution offers the display an increased ability to display fine detail previously absent in “full HD” content and displays, creating a demand for more advanced image processing. In addition to the need for image enhancement, various applications, such as digital signage, Internet- enabled televisions and connected classroom environments, are creating a need for new networking capabilities that can enable the sharing of video across display devices and display environments. This desire drives the need for innovative solutions to an increasingly more complex usage model where content can seamlessly be transferred from device to device and all displays interoperate with one another to create an enhanced usage model for the consumer.
Large-Screen Flat Panel Display Market
The market for flat panel TVs has risen rapidly over the past decade and is projected to be worth more than $110 billion in sales annually by 2012, according to the industry research firm NDP DisplaySearch. Key segments of growth within the flat panel display industry are consumer applications, such as PC monitors and digital televisions. Digital TVs in particular have transformed the flat panel market, as consumers have enthusiastically embraced advanced television displays that offer sharper and more lifelike images on larger and thinner screens. Increasingly, commercial applications such as public-space advertising, a form of digital signage, are also contributing to the growth of the flat panel market and the drive to improve the image and video quality of the panels themselves.
Flat panel display technologies include LCD, plasma display, rear-projection using LCDs, digital micro-mirror, and newer technologies, such as liquid crystal on silicon (“LCoS”) and organic light emitting diodes (“OLED”). Within flat panel displays, LCD and plasma have emerged as the preferred digital display technologies, with LCD leading the market in growth. The digital TV market and its high volume penetration with consumers has helped to secure the dominance of LCD technology. Shipments of LCD TVs are expected to account for around 83% of all TVs sold and grow from 206 million units in 2011 to 225 million units in 2012, according to NDP DisplaySearch.
A large consumer market has pressured flat panel manufacturers to continually improve the quality of their displays, and as a result LCDs and other flat panel displays continue to increase in resolution and size. 1080p resolution is now the high-end standard but is expected to be replaced by 4kx2k or larger. Larger flat panel displays are shifting rapidly from refresh rates of 50/60Hz to faster rates of 100/120Hz, 200/240Hz and even 400/480Hz. The shift to large, high-resolution flat panel displays combined with the transition to 1080p content and higher refresh rates is driving the need for high performance processor solutions to meet the enhanced video quality requirements of next generation display products. As flat panel display resolution and size increase, the challenge of “judder” becomes more of an issue. Judder occurs when content recorded at one rate of frames per second for film content must be converted to faster video rates, and as a result there is a jerkiness, or judder in the resulting video performance. This problem is intensified in larger displays and can be a problem regardless of the panel technology being used.
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

LED backlighting enables higher contrast images in more advanced TVs. Manufacturers can use either dynamic color LEDs that are positioned behind the panel and allow for local area dimming, which provides higher contrast on selected sections of the screen; or white edge-LEDs positioned around the rim of the screen, which use a special diffusion panel to spread the light evenly behind the screen. LED backlighting also serves as a critical enabler of reduced power consumption. Because of its advantages, LED backlighting is expected to achieve an 85% share of LCD TV shipments in 2013, according to NDP DisplaySearch. LED backlighting requires a video processing control mechanism that determines when certain LEDs are lit, and how brightly, based on the video being displayed.
The combination of LED backlighting and 200/240 Hz technologies provides an enabling platform for new feature developments in LCD TVs, particularly 3D technology, which is an area of intense interest to television manufacturers and consumers alike. NDP DisplaySearch forecasts that worldwide 3D TV shipments will rise from 24 million in 2011 to 106 million in 2015.
Consumers’ desire to use their televisions to view Internet content ranging from YouTube videos to downloaded high definition movies from Netflix and other vendors is driving TV manufacturers to incorporate Internet connectivity into their products, including those marketed as “smart” TVs. In addition to simple connectivity, these devices must also be able to scale and enhance Internet content so as to be optimally viewed on a large flat panel display. Limitations in bandwidth, latency, noise and content resolution create significant challenges, and video processors must be able to scale poorer quality video, reduce signal noise inherent to networks and enhance image quality in order to ensure optimal video performance. NDP DisplaySearch estimates that approximately 26% of all TVs shipped in 2011 were Internet enabled, and the number of connected TVs is expected to grow to 138 million in 2015.
Increasing screen sizes, higher pixel resolutions, higher frame rates, the desire to view Internet content on high-resolution displays, LED backlighting, 3D and other trends all present video performance challenges that must be addressed and are exacerbated with each new cycle of additional features. To differentiate their products, advanced flat panel manufacturers must implement video processing technologies that address these video performance issues as rapidly, as fully and as cost effectively as possible. Additionally, the interplay of performance, features, cost and power consumption is a key area of differentiation for digital television manufacturers. Most features and performance improvements carry cost premiums and increased power consumption, but intelligent design and utilization of appropriate video processing technologies can enable simultaneous improvements.
Digital Projection Market
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping reduce the size and weight of projection devices and increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra portable devices weighing less than two pounds for maximum portability. According to Pacific Media Associates (PMA), the worldwide front projector market grew to a total of 9.5 million units sold in 2011 from 8.5 million units in 2010.
Currently, the largest segment of the installed front projector market consists of business users who employ multimedia projectors to display both still and video presentation materials from PCs or other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications and features that ensure simple operation. In educational environments from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Growth in overall projector sales is expected to come both from the business sector and the education market. Tiny, battery powered “pico” projectors embedded in a cell phone or PC, or available as independent devices weighing less than a pound, also are beginning to take hold in the consumer and business markets, fueled by their capability to display video content on a larger surface area.
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

•
2D to 3D conversion. Our proprietary 2D to 3D conversion technology offers 3D display systems the ability to provide a sense of depth to existing 2D content and displays it in 3D. Given the limited availability of native 3D content and virtually unlimited 2D content, this technology is a cornerstone for any 3D display system.

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

Our product development strategy is to leverage our expertise in video processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We plan to continue to focus our development resources to maintain our market lead and provide leading edge solutions for the advanced LCD and DLP digital projection markets and to enhance our video processing solutions for advanced flat panel displays and other markets. Additionally, we look for ways to leverage our research and development investment into products that address high-value markets where our innovative proprietary technology provides differentiation for us and our customers. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, and full solutions incorporating software and other tools.
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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 69%, 61% and 51% of revenue in 2011, 2010 and 2009, respectively.

Our largest distributor, Tokyo Electron Device Ltd. (“TED”), is located in Japan. TED represented 53%, 44% and 35% of revenue in 2011, 2010 and 2009, respectively, and accounted for 54% and 45% of accounts receivable at December 31, 2011 and 2010, respectively. No other distributor accounted for more than 10% of revenue in 2011, 2010 and 2009.
We also have distributor relationships in Taiwan, China, Korea, Europe, Southeast Asia and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 31%, 39% and 49% of total revenue in 2011, 2010 or 2009, respectively.

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

Revenue attributable to our top five end customers represented 51%, 58% and 56% of revenue in 2011, 2010 and 2009, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in 2011, 2010, and 2009. Sales to SANYO Electric Co., Ltd. represented more than 10% of revenue in 2010 and 2009. Sales to Hitachi represented more than 10% of revenue in 2011 and 2010. No other end customer accounted for more than 10% of revenue in 2011, 2010 or 2009.

Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the multimedia projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end. Additionally, holiday demand for consumer electronics, including high-end televisions, has sometimes contributed to increased revenue in the second half of the year. Our sales in 2010 and 2009, however, did not follow our historical trends due in part to the adverse global crisis in the credit and financial markets, continued economic uncertainty and reductions in consumer spending during those years.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 96% of revenue in 2011 and 2010 and 97% of revenue in 2009.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include CSR plc, i-Chips Technologies Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd.Inc., Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc. and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, QUALCOMM Incorporated, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expense was $22.9 million, $22.8 million and $20.1 million in 2011, 2010 and 2009, respectively.

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
Intellectual Property
We rely on a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Currently, we hold 115 patents and have 30 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 6 to 16 years remaining in their respective term, depending on their filing date. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for information on environmental risks.
Employees
As of December 31, 2011, we had a total of 242 employees compared to 243 employees as of December 31, 2010. We consider our relations with our employees to be good.

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
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2011, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
Company Specific Risks
Our product strategy, which is targeted at markets demanding superior video and image quality, may not lead to new design wins or increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
We have adopted a product strategy that focuses on our core competencies in pixel processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our ImageProcessor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television market, our strategy focuses on implementing our intellectual property (“IP”) to improve the video performance of our customers’ image processors through the use of our MotionEngine® advanced video co-processor integrated circuits. This strategy is designed to address the needs of the large-screen, high-resolution, high-quality segment of the television market. Such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to an increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be unwilling to select our products due to concerns over our financial strength. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products for the advanced television and digital projection markets.
We may fail to retain or attract the specialized technical and management personnel required to successfully operate our business.
Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. For example, we have experienced, and may continue to experience, difficulty and increased compensation expense in order to hire and retain qualified engineering personnel in our Shanghai design center. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources.

We have significantly less financial resources than most of our competitors which limits our ability to implement new products or enhancements to our current products and may require us to implement future restructuring plans, which could adversely affect our future sales and financial condition.
Financial resource constraints could limit our ability to execute our product strategy or require us to implement restructuring plans, particularly if we are unable to generate cash from operations or obtain additional sources of financing. Any future restructuring actions may slow our development of new or enhanced products by limiting our research and development and engineering activities. Our cash balances are also lower than those of our competitors, which may limit our ability to develop competitive new products on a timely basis. If we are unable to successfully introduce new or enhanced products, our sales and financial condition will be adversely affected.
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
As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $181.6 million and $38.8 million, respectively, which expire between 2012 and 2031. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an “ownership change” and the use of our federal net operating loss carryforwards may be limited.
A significant amount of our revenue comes from a limited number of customers and distributors, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 53%, 44% and 35% of revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue attributable to our top five end customers represented 51%, 58% and 56% of revenue for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
We may not be able to borrow funds under our credit facility or secure future financing.
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank to provide a secured, working capital-based, revolving line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. For example, if we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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

Part of our business involves licensing our intellectual property, a strategy that increases business risk and volatility.
We have licensed certain of our intellectual properties to a third party and may seek to enter into additional license arrangements in the future. We cannot assure you, however, that others will be interested in licensing our intellectual property on commercially favorable terms or at all. We also cannot ensure that licensees will honor agreed-upon market restrictions, not infringe upon or misappropriate our intellectual property or maintain the confidentiality of our proprietary information.
IP license agreements are complex and earning revenue under these agreements depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Because of its high margin, our licensing revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and, once an agreement is in place, the timing of revenue recognition may depend on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Almost all of our customers are located in Japan, the People’s Republic of China (“PRC”), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 96% of revenue for the years ended December 31, 2011 and 2010 and 97% of revenue for the year ended December 31, 2009. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S.; most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

•	difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax rates, tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	ensuring that we obtain complete and accurate information from our Asian operations to make proper disclosures in the United States;

•	political and economic instability, particularly in the PRC;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;

•	outbreaks of health epidemics in the PRC or other parts of Asia;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales;

•	varying employment and labor laws; and

•	greater vulnerability to infrastructure and labor disruptions than in established markets.
Any of these factors could require a disproportionate share of management’s attention, result in increased costs or decreased revenues, and could materially affect our product sales, financial condition and results of operations.

Our operations in Asia expose us to heightened risks due to natural disasters.
The risk of natural disasters in the Pacific Rim region, such as the March 2011 earthquake and tsunami in Japan, is significant due to the proximity of major earthquake fault lines in the area. Natural disasters in countries where our manufacturers or customers are located could result in disruption of our manufacturers’ and customers’ operations, resulting in significant delays in shipment of, or significant reductions in orders for, our products. There can be no assurance that we can locate additional manufacturing capacity or markets on favorable terms, or find new customers, in a timely manner, if at all. Natural disasters in this region could also result in:

•	reduced end user demand due to the economic impact of any natural disaster;

•	a disruption to the global supply chain for products manufactured in areas affected by natural disasters that are included in products purchased either by us or by our customers;

•	an increase in the cost of products that we purchase due to reduced supply; and

•	other unforeseen impacts as a result of the uncertainty resulting from a natural disaster.
The 2011 flooding in Thailand, for example, has limited the availability of certain component parts that are used in the production of our customers’ products which has reduced their production capacity and the demand for our products, particularly during the first quarter of 2012. Although our customers have begun efforts to restore their production capacity, we are unable to predict when demand for our products will return to prior levels.
We face additional risks associated with our operations in the PRC.
We have, and expect to continue to have significant operations in the PRC. The economy of the PRC differs from the economies of many countries in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. We cannot be assured that the PRC’s economic policies will be consistent or effective and our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
Additionally, our Chinese subsidiary is considered a foreign-invested enterprise and is subject to laws and regulations applicable to foreign investment in the PRC and, in particular, laws applicable to foreign-invested enterprises. While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in the PRC, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. Because these laws and regulations are relatively new, and published court decisions are limited and nonbinding in nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by our PRC subsidiary and could materially and adversely affect our business and results of operations.
 Our international operations expose us to risks resulting from the fluctuations of foreign currencies.
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, Korea and the PRC. We sell our products to OEMs that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This in turn could lead to a reduction in revenue.
In addition, a portion of our operating expenses, such as employee salaries and foreign income taxes, are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar will negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.

We may engage in financial hedging techniques in the future as part of a strategy to address potential foreign currency exchange rate fluctuations. These hedging techniques, however, may not be successful at reducing our exposure to foreign currency exchange rate fluctuations and may increase costs and administrative complexity.
As we have limited insurance coverage, any incurred liability resulting from uncovered claims could adversely affect our financial condition and results of operations.
Our insurance policies may not be adequate to fully offset losses from covered incidents, and we do not have coverage for certain losses. For example, we do not have earthquake insurance related to our Asian operations because adequate coverage is not offered at economically justifiable rates. If our insurance coverage is inadequate to protect us against catastrophic losses, any uncovered losses could adversely affect our financial condition and results of operations.
Our dependence on selling to distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.
Selling to distributors and OEMs that build display devices based on specifications provided by branded suppliers, also referred to as integrators, reduces our ability to forecast sales accurately and increases the complexity of our business. Our sales are made on the basis of customer purchase orders rather than long-term purchase commitments. Our distributors, integrators and customers may cancel or defer purchase orders at any time but we must order wafer inventory from our contract manufacturers three to four months in advance.
The estimates we use for our advance orders from contract manufacturers are based, in part, on reports of inventory levels and production forecasts from our distributors and integrators, which act as intermediaries between us and the companies using our products. This process requires us to make numerous assumptions concerning demand and to rely on the accuracy of the reports and forecasts of our distributors and integrators, each of which may introduce error into our estimates of inventory requirements. Our failure to manage this challenge could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2010 and 2009. On the other hand, if we underestimate demand, we would forego revenue opportunities, lose market share and damage our customer relationships.
We may be unable to successfully manage any future growth, including the integration of any future acquisition or equity investment, which could disrupt our business and severely harm our financial condition.
If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition.
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
We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system, may result in serious harm to our business.
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems are subject to attacks, failures and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. Security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical times could compromise the timely and efficient operation of our business. Additionally, any compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, or expose us to a risk of litigation or damage our reputation, any or all of which could harm our business and operating results.
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
The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to produce semiconductors free of defects. Because many of our products are more highly integrated than other semiconductors and incorporate mixed signal analog and digital signal processing, multi-chip modules and embedded memory technology, they are even more difficult to produce without defects. Defective products can be caused by design or manufacturing difficulties. Identifying quality problems can be performed only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Despite testing by both our customers and us, errors or performance problems may be found in existing or new semiconductors. Failure to achieve defect-free products may result in increased costs and delays in the availability of our products.

Additionally, customers could seek damages from us for their losses and shipments of defective products may harm our reputation with our customers. We have experienced field failures of our semiconductors in certain customer applications that required us to institute additional testing. As a result of these field failures, we have incurred warranty costs due to customers returning potentially affected products and have experienced reductions in revenues due to delays in production. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. In 2010, for example, we incurred higher than expected yield losses due to defective third party IP incorporated into certain of our products, which resulted in higher direct material cost and a temporary inability to meet our customers’ requested demand. Although we were able to resolve the issue without incurring material losses and have implemented additional processes to control this type of risk, similar issues may occur again in the future. Additionally, shipments of defective products could cause us to lose customers or to incur significant replacement costs, either of which would harm our business. Any defects, errors or bugs could also interrupt or delay sales of our new products to our customers, which would adversely affect our financial results.
The development of new products is extremely complex and we may be unable to develop our new products in a timely manner which could result in a failure to obtain new design wins and/or maintain our current revenue levels.
In addition to the inherent difficulty of designing complex integrated circuits, product development delays may result from:

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers;

•	changes to product specifications and customer requirements;

•	changes to market or competitive product requirements; and

•	unanticipated engineering complexities.
If we are not successful in the timely development of new products, our financial results will be adversely affected.
Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to possible shortages based on low manufacturing yield, errors in manufacturing, uncontrollable lead-times for manufacturing, capacity allocation, price increases with little notice, volatile inventory levels and delays in product delivery, any of which could result in delays in satisfying customer demand, increased costs and loss of revenue.
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. Our wafers are not fabricated at more than one foundry at any given time and our wafers typically are designed to be fabricated in a specific process at only one foundry. Sole sourcing each product increases our dependence on our suppliers. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. Our suppliers can increase the prices of the products we purchase from them with little notice, which may cause us to increase the prices to our customers and harm our competitiveness. Because our requirements represent only a small portion of the total production capacity of our contract manufacturers, they could reallocate capacity to other customers during periods of high demand for our products, as they have done in the past. We expect this may occur again in the future.
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

We use a customer-owned tooling process for manufacturing most of our products, which exposes us to the possibility of poor yields and unacceptably high product costs.
We build most of our products on a customer-owned tooling basis (“COT”), whereby we directly contract the manufacture of our products, including wafer production, assembly and test. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products less competitive if we increase our prices to compensate for our higher costs, or could result in lower gross profit margins if we do not increase our prices.
We depend on manufacturers of our semiconductor products not only to respond to changes in technology and industry standards but also to continue the manufacturing processes on which we rely.
To respond effectively to changes in technology and industry standards, we depend on our foundries to implement advanced semiconductor technologies and our operations could be adversely affected if those technologies are unavailable, delayed or inefficiently implemented. In order to increase performance and functionality and reduce the size of our products, we are continuously developing new products using advanced technologies that further miniaturize semiconductors and we are dependent on our foundries to develop and provide access to the advanced processes that enable such miniaturization. We cannot be certain that future advanced manufacturing processes will be implemented without difficulties, delays or increased expenses. Our business, financial condition and results of operations could be materially adversely affected if advanced manufacturing processes are unavailable to us, substantially delayed or inefficiently implemented.
Creating the capacity for new technological changes may cause manufacturers to discontinue older manufacturing processes in favor of newer ones. We must then either retire the affected part or port (develop) a new version of the part that can be manufactured with a newer process technology. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. We may not be able to place last time buy orders for the old technology or find alternate manufacturers of our products to allow us to continue to produce products with the older technology while we expend the significant costs for research and development and time to migrate to new, more advanced processes. For example, we utilize 0.18um and 0.15um standard logic processes, which may only be available for the next five to seven years. Additionally, a portion of our products use 0.11um technology for memory die, which is being phased out in favor of 65nm technology to increase yields and decrease cost. Because of this transition, our customers must re-qualify the affected parts.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include CSR plc, i-Chips Technologies Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd.Inc., Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc. and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, QUALCOMM Incorporated, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. In 2011 and 2010, for example, frame rate conversion technology similar to that used in our line of MotionEngine® advanced video co-processors continued to be integrated into the system-on-chip (“SoC”) products of our competitors, including in television products with refresh rates as high as 120hz. We cannot assure you that we can compete successfully against current or potential competitors.
If we are not able to respond to the rapid technological changes and evolving industry standards in the markets in which we compete, or seek to compete, our products may become less desirable or obsolete.
The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples of changing industry standards include the growing use of broadband to deliver video content, increased display resolution and size, faster screen refresh rates, video capability such as high definition and 3D, the proliferation of new display devices and the drive to network display devices together. Our failure to predict market needs accurately or to timely develop new competitively priced products or product enhancements that incorporate new industry standards and technologies, including integrated circuits with increasing levels of integration and new features, using smaller geometry process technologies, may harm market acceptance and sales of our products.
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
We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenue. Our work under these projects is technically challenging and places considerable demands on our limited resources, particularly on our most senior engineering talent. Additionally, the transition to smaller geometry process technologies continues to significantly increase the cost and complexity of new product development, particularly with regards to tooling, software tools, third party IP and engineering resources. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s system can take up to nine months or more. It can take an additional nine months or longer before a customer commences volume shipments of systems that incorporate our products, if at all. Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures.
If actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, or increased amortization of non-cancelable prepaid royalties, any of which would negatively affect our operating results. For example, we overestimated demand for certain of our products which led to significant charges for obsolete inventory in 2010 and 2009.

Our developed software may be incompatible with industry standards and challenging and costly to implement, which could slow product development or cause us to lose customers and design wins.
We provide our customers with software development tools and with software that provides basic functionality for our integrated circuits and enables enhanced connectivity of our customers’ products. Software development is a complex process and we are dependent on software development languages and operating systems from vendors that may limit our ability to design software in a timely manner. Also, as software tools and interfaces change rapidly, new software languages introduced to the market may be incompatible with our existing systems and tools, requiring significant engineering efforts to migrate our existing systems in order to be compatible with those new languages. Software development disruptions could slow our product development or cause us to lose customers and design wins. The integration of software with our products adds complexity, may extend our internal development programs and could impact our customers’ development schedules. This complexity requires increased coordination between hardware and software development schedules and increases our operating expenses without a corresponding increase in product revenue. This additional level of complexity lengthens the sales cycle and may result in customers selecting competitive products requiring less software integration.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 115 patents and have 30 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
We cannot assure you that the degree of protection offered by patent or trade secret laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications or that any claims allowed under issued patents will be sufficiently broad to protect our technology. We may incur significant costs to stop others from infringing our patents. In addition, it is possible that existing or future patents may be invalidated, diluted, circumvented, challenged or licensed to others.
Others may bring infringement actions against us that could be time-consuming and expensive to defend.
We may become subject to claims involving patents or other intellectual property rights. In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In recent years, there has been an increase in the filing of so-called “nuisance suits,” alleging infringement of intellectual property rights. These claims may be asserted initially or as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. We may also face claims brought by companies that are organized solely to hold and enforce patents. In addition, we may be required to indemnify our customers against IP claims related to their usage of our products.

IP claims could subject us to significant liability for damages and invalidate our proprietary rights. Responding to such claims, regardless of their merit, can be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay damages or royalties to a third-party and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. Any IP litigation or claims also could force us to do one or more of the following:

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
Slow economic activity, increased unemployment, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a challenging economic environment. As a result of these conditions and uncertainties, our manufacturers, vendors and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, including as a result of the recent crisis involving the Euro and European sovereign debt, may limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and to reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.

The interest of our current or potential significant shareholders may conflict with other shareholders and they may attempt to effect changes at the Company or acquire control over the Company, which could adversely affect the Company’s results of operations and financial condition.
Shareholders of the Company may from time to time engage in proxy solicitations, advance shareholder proposals, acquire control over the Company or otherwise attempt to effect changes, including by directly voting their shares on shareholder proposals. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting the Company’s operations and diverting the attention of the Company’s Board of Directors and senior management from the pursuit of business strategies. Additionally, uncertainty over the Company’s direction and leadership may negatively impact the Company’s relationship with its customers and make it more difficult to attract and retain qualified personnel and business partners. As a result, shareholder campaigns could adversely affect the Company’s results of operations and financial condition.
We have entered into a standstill agreement with Becker Drapkin Management L.P. and related entities (“Becker Drapkin”) included in a 13(d) 10% group.
We have entered into a standstill agreement with Becker Drapkin that required us to nominate two directors to our board of directors that have been selected by Becker Drapkin. The standstill agreement also requires Becker Drapkin to vote with the board on certain matters and prevents Becker Drapkin from taking certain actions, including participating in any sale transaction or tender offer that is not approved by our board of directors. There is no restriction, however, on Becker Drapkin’s ability to vote against a sale transaction that is approved by our board of directors. All of these provisions could make it more difficult, and deter a third party from making an offer to purchase the Company.
Upon expiration of the term of the standstill agreement, there will no longer be restrictions on Becker Drapkin’s ability to buy additional shares, vote or participate in sale transactions or tender offers. As a result, Becker Drapkin will have the ability to exert significant influence on our management and operations, and matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets.
In addition, the acquisition of additional shares or sale of shares by Becker Drapkin could trigger an “ownership change” under Section 382 of the Code and result in a limitation in our ability to use our net operating loss carryfowards, pursuant to Section 382 of the Code.
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
In addition, any such issuance by us or sales of our securities by our security holders, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities. For example, a number of shareholders own significant blocks of our common stock. If one or more of these shareholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected. This could result in further potential dilution to our existing shareholders and the impairment of our ability to raise capital through the sale of equity, debt or other securities.

The price of our common stock has and may continue to fluctuate substantially.
Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. The price of our common stock may decline and the value of your investment may be reduced regardless of our performance.
The daily trading volume of our common stock has historically been relatively low. As a result, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

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
Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Global Market. The per share price of our common stock has fluctuated significantly. In 2008, we effected a one-for-three reverse split of our common stock in order to regain compliance with the NASDAQ Marketplace Rules and our stock price was below $1.00 as recently as May 6, 2009. We cannot guarantee that our stock price will remain at or above $1.00 per share and if the price again drops below $1.00 per share, the stock could become subject to delisting, and we may seek shareholder approval for an additional reverse split. A reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.
In addition to the minimum $1.00 per share requirement, NASDAQ Global Market also requires satisfaction of one of the following in addition to certain other requirements: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues (in the latest fiscal year or in two of the last three fiscal years), (ii) a minimum of $50.0 million in market value of listed securities, or (iii) a minimum of $10.0 million in stockholders’ equity. As of December 31, 2011, we had a total asset value of less than $50.0 million and as recently as December 31, 2008, our shareholders’ equity was below $10.0 million. In the future, we may be unable to meet these continued listing requirements and our stock could become subject to delisting.
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if our shareholders consider the merger, acquisition or change in management favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions:

•
our board of directors is divided into three classes that will begin serving staggered terms at the 2012 annual meeting of shareholders, which will make it more difficult for a group of shareholders to quickly replace a majority of directors;

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

•
our board of directors may alter our bylaws without obtaining shareholder approval; and shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting;

•	Oregon law permits our board to consider other factors beyond stockholder value in evaluating any acquisition offer (so-called “expanded constituency” provisions); and

•	a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
We lease facilities around the world to house our engineering, sales, sales support, administrative and operations functions. We do not own any of our facilities. At December 31, 2011, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	48,000	Various dates through May 2013
California	Administration; engineering; sales	23,000	June 2013	(a)
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2014
Oregon	Administration	5,000	November 2013
Japan	Sales; customer support	4,000	Various dates through January 2013

(a) Excludes 14,000 square feet that we sublease to a single tenant. The sublease terminates in June 2013.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is listed for trading on the NASDAQ Global Market under the symbol “PXLW”. Our stock began trading on May 19, 2000. The following table sets forth, for the periods indicated, the highest and lowest sales prices of our common stock as reported on the NASDAQ Global Market.

Fiscal 2011	High	Low
Fourth Quarter	$2.42	$1.80
Third Quarter	2.55	2.03
Second Quarter	3.51	2.24
First Quarter	3.72	3.30

Fiscal 2010	High	Low
Fourth Quarter	$3.91	$3.15
Third Quarter	3.62	2.62
Second Quarter	5.78	2.98
First Quarter	5.87	2.97
As of February 29, 2012, there were 63 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $2.38. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker “street name” for the benefit of individual investors.
To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the expansion and development of our business. In addition, our financial covenants may limit our ability to pay dividends. Accordingly, there is no assurance that we will declare or pay future dividends as they are dependent upon future earnings, capital requirements, our operating and financial condition and approval by our board of directors.

Performance Graph
Set forth below is a graph that compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index over the five-year period ended December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index. In accordance with guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG PIXELWORKS, INC., THE NASDAQ STOCK MARKET (U.S.)
INDEX AND THE NASDAQ ELECTRONICS COMPONENTS INDEX

Item 6.	Selected Financial Data.
In thousands, except per share data.

	Year ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data
Revenue, net	$64,609	$69,529	$61,093	$85,164	$105,980
Cost of revenue	34,242	37,366	33,798	42,963	59,273
Gross profit	30,367	32,163	27,295	42,201	46,707
Operating expenses:
Research and development	22,906	22,810	20,075	26,512	38,792
Selling, general and administrative	15,266	15,167	13,745	17,945	25,437
Restructuring	—	94	235	1,589	13,285
Amortization of acquired intangible assets	—	—	—	164	359
Total operating expenses	38,172	38,071	34,055	46,210	77,873
Loss from operations	(7,805)	(5,908)	(6,760)	(4,009)	(31,166)
Interest and other income, net	1,380	886	12,338	11,979	2,483
Income (loss) before income taxes	(6,425)	(5,022)	5,578	7,970	(28,683)
Provision (benefit) for income taxes	141	(5,395)	(877)	(8)	2,237
Net income (loss)	$(6,566)	$373	$6,455	$7,978	$(30,920)
Net income (loss) per share:
Basic	$(0.40)	$0.03	$0.48	$0.55	$(1.92)
Diluted	$(0.40)	$0.03	$0.47	$0.55	$(1.92)
Weighted average shares outstanding:
Basic	16,330	13,442	13,318	14,399	16,069
Diluted	16,330	14,384	13,687	14,410	16,069

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data
Cash and cash equivalents	$15,092	$16,872	$17,797	$53,149	$74,572
Short-and long-term marketable securities	—	12,969	13,062	10,168	44,385
Working capital	13,210	8,072	25,359	61,947	112,360
Total assets	36,377	52,414	56,078	91,732	161,916
Long-term liabilities, net of current portion	5,690	5,635	26,703	73,250	151,871
Total shareholders’ equity (deficit)	17,800	13,931	13,073	4,711	(8,027)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 115 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
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
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 96% of revenue in 2011 and 2010 and 97% of revenue in 2009. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
Results of Operations
Year ended December 31, 2011 compared with year ended December 31, 2010, and year ended December 31, 2010 compared with year ended December 31, 2009.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2011 v. 2010		2010 v. 2009
	2011	2010	2009	$ change	% change	$ change	% change
Revenue, net	$64,609	$69,529	$61,093	$(4,920)	(7)%	$8,436	14%

2011 v. 2010
Net revenue decreased $4.9 million, or 7%, from 2010 to 2011. The decrease was attributable to a 24% decrease in average selling price (“ASP”), partially offset by a 20% increase in units sold and $1.0 million in revenue recorded in 2011 from the license of intellectual property (“IP”) related to our digital projector products. The increase in units sold was primarily attributable to increased sales into the advanced television market of our MotionEngine® co-processor ICs as sales associated with recent design wins ramped in volume at top-tier advanced television market customers. This increase was partially offset by a decrease in digital projector unit sales which was primarily due to an inventory correction during the first half of 2011. The decrease in ASP was primarily due to a greater proportion of unit sales of our MotionEngine® co-processor ICs, which have a lower price point than our other product lines. The decrease was also attributable to reduced pricing on our earlier generation digital projector products and changes in the mix of digital projector product sales.
On January 30, 2012, we provided an outlook for the first quarter of 2012 in our earnings release conference call including anticipated revenue of between $12.0 million and $14.0 million. The earnings release and conference call script were furnished on a current report on Form 8-K. The Company’s revenue forecast reflects our expectations regarding the impact of an industry wide inventory correction, typical seasonality and the recent flooding in Thailand, which has limited the availability of certain component parts that are used in the production of our customers’ products, reducing their production capacity and the demand for our products.
2010 v. 2009
Net revenue increased $8.4 million, or 14%, from 2009 to 2010. The increase was attributable to a 10% increase in units sold and a 4% increase in ASP. The increase in units sold resulted primarily from increased sales of our new digital projector products, including increased sales in the DLP division of the digital projector market, as customer demand strengthened during 2010 as a result of improvements in the world wide economy. The increase was partially offset by a decrease in sales of our MotionEngine® co-processor IC products as we transitioned customers to our next generation MotionEngine® co-processor IC products. The increase in ASP was primarily the result of an increase in the percentage of total revenue from the digital projector market, which generally has higher ASPs than our other products.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2011	% of revenue	2010	% of revenue	2009	% of revenue
Direct product costs and related overhead [1]	$33,383	52%	$34,629	50%	$30,630	50%
Amortization of acquired developed technology	—	—	1,050	2	2,336	4
Inventory charges [2]	289	0	1,543	2	518	1
Other cost of revenue [3]	570	1	144	0	314	0
Total cost of revenue	$34,242	53%	$37,366	54%	$33,798	55%
Gross profit	$30,367	47%	$32,163	46%	$27,295	45%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market.

[3]	Includes restructuring, stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
2011 v. 2010
Total cost of revenue decreased to 53% of revenue in 2011 from 54% of revenue in 2010. The decrease resulted primarily from reduced inventory charges as we transitioned our customers to our next generation of MotionEngine® co-processor IC products in 2010 as well as the elimination of amortization expense for acquired developed technology assets that were fully amortized as of the second quarter of 2010. The increase in direct product costs as a percentage of revenue from 2010 to 2011 was primarily due to customer transition to our new digital projector products and MotionEngine® co-processor IC products, which have higher material costs than earlier generation products; this increase was partially offset by $1.0 million of IP license revenue recorded in 2011 for which there were no associated period costs.

We expect future cost improvements on our MotionEngine® co-processor IC products and next generation digital projector products as we continue to ramp production and realize production efficiencies; however, we are unable to predict the timing and extent of expected cost improvements.
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
Research and development expense was as follows (in thousands):

	Year ended December 31,			2011 v. 2010		2010 v. 2009
	2011	2010	2009	$ change	% change	$ change	% change
Research and development	$22,906	$22,810	$20,075	$96	0%	$2,735	14%
2011 v. 2010
Research and development expense increased $0.1 million from 2010 to 2011. The increase is primarily attributable to the following:

•	Compensation expense increased $1.1 million primarily due to annual merit salary increases;

•	Depreciation and amortization expense increased $0.8 million due to intellectual property and engineering software tool additions; and

•	Non-recurring engineering and outside services expense decreased $1.3 million due to the timing of development activities.
2010 v. 2009
Research and development expense increased $2.7 million, or 14%, from 2009 to 2010. This increase is primarily attributable to the following:

•	Compensation expense increased $1.2 million as a result of:

•	the elimination of a Company-wide salary reduction that was in effect during the second and third quarters of 2009;

•	an increase in the number of research and development employees; and

•	annual merit salary increases granted during the year.

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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2011 v. 2010		2010 v. 2009
	2011	2010	2009	$ change	% change	$ change	% change
Selling, general and administrative	$15,266	$15,167	$13,745	$99	1%	$1,422	10%
2011 v. 2010
Selling, general and administrative expense increased $0.1 million, or 1%, from 2010 to 2011. The increase in selling, general and administrative expense is primarily attributable to the following:

•	Compensation expense increased $0.7 million primarily due to annual merit salary increases;

•	Stock compensation expense increased $0.3 million; and

•	A general decrease in most other expense categories as the Company focused on cost management.
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
Restructuring
The Company recorded restructuring expense of $0.0 million, $0.1 million and $0.3 million for 2011, 2010 and 2009, respectively. The Company’s prior restructuring plans to reduce our operating expenses were completed during 2009, however, due to decreases in estimated future sublease income and related professional fees, lease termination costs of $0.1 million were recorded in 2010.

Other income, net
Net other income consisted of the following (in thousands):

	Year ended December 31,			$ change
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Gain on sale of patents [1]	$1,600	$—	$—	$1,600	$—
Gain on sale of marketable securities [2]	264	1,397	—	(1,133)	1,397
Interest expense and other, net [3]	(484)	(511)	(522)	27	11
Gain on repurchase of long-term debt, net [4]	—	—	12,860	—	(12,860)
Total other income, net	$1,380	$886	$12,338	$494	$(11,452)

[1]
In the first quarter of 2011, we sold certain patents and related rights and materials for proceeds and a net gain of $1.6 million. All of the patents were originally obtained by us during our June 2005 acquisition of Equator Technologies, Inc., and the underlying technologies pertain to markets that we no longer pursue.

[2]	Realized gains on the sale of available-for-sale marketable securities.

[3]
Consists of interest expense, interest income and amortization of debt issuance costs. The decrease in 2011 is primarily due to a decrease in interest expense and amortization of debt issuance costs attributable to the repayment of our convertible subordinated debentures (the “debentures”) in the second quarter of 2011.

[4]	In 2009, we repurchased and retired $44.9 million of our debentures for a net gain of $12.9 million.
Provision (benefit) for income taxes
The provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes	$141	$(5,395)	$(877)
The income tax expense recorded for the year ended December 31, 2011 is comprised of $1.1 million in current and deferred tax expense for our profitable cost-plus foreign entities and accruals for tax contingencies in foreign jurisdictions, partially offset by a benefit of $1.0 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation. The income tax benefit recorded for the years ended December 31, 2010 and 2009 of $5.4 million and $0.9 million, respectively was primarily due to the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions.
At December 31, 2011, we continued to provide a full valuation allowance against our U.S. and Canadian deferred tax assets as we do not believe that it is more likely than not that we will realize those assets due to the inability to generate sufficient taxable income necessary to utilize the benefit of the deferred tax assets. We did not record a valuation allowance against our other foreign deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.
As of December 31, 2011, we had federal, state and foreign net operating loss carryforwards of approximately $181.6 million, $38.8 million and $0.4 million, respectively, which will expire between 2012 and 2031. As of December 31, 2011, we had available federal, state and foreign research and experimentation tax credit carryforwards of approximately $7.7 million, $2.8 million and $1.9 million, respectively, which begin expiring in 2019 and a general foreign tax credit of $2.9 million which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and short- and long-term marketable securities
Our cash and cash equivalent and short- and long-term marketable securities were as follows (in thousands):

	December 31,			$ Change
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Cash and cash equivalents	$15,092	$16,872	$17,797	$(1,780)	$(925)
Short-term marketable securities	—	12,366	9,822	(12,366)	2,544
Long-term marketable securities	—	603	3,240	(603)	(2,637)
Total cash and marketable securities	$15,092	$29,841	$30,859	$(14,749)	$(1,018)
Total cash and marketable securities decreased $14.7 million from 2010 to 2011. The decrease resulted primarily from $15.8 million used to repurchase our outstanding debentures, $3.0 million used to repay the outstanding balance on our line of credit, $2.8 million in payments on other asset financing, $2.7 million for purchases of property and equipment and other assets and $0.7 million used in operations. These decreases were partially offset by $8.3 million in net proceeds from our equity offering and $1.6 million in proceeds from the sale of patents.
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
As of December 31, 2011, cash equivalents consisted of $9.1 million in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of December 31, 2011, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to eliminate the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net increased to $4.6 million at December 31, 2011 from $4.5 million at December 31, 2010. Average number of days sales outstanding decreased to 24 days at December 31, 2011 from 29 days at December 31, 2010. The decrease in days sales outstanding was primarily due to an increase in customer payments received in advance of payment terms.
Inventories
Inventories decreased to $4.1 million at December 31, 2011 from $4.9 million at December 31, 2010. Inventory turnover increased to 8.0 at December 31, 2011 from 5.8 at December 31, 2010, primarily due to lower average inventory balances and increased cost of goods sold during the fourth quarter of 2011 compared to the fourth quarter of 2010. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Equity offering
In May 2011, we sold 4,197,500 shares of common stock in an underwritten registered offering at a price to the public of $2.24 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $8.3 million.

Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2011, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of December 31, 2011, we had no outstanding borrowings under the Revolving Line. As of December 31, 2010, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3.0 million which were repaid within required terms.
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
Liquidity
While total cash and marketable securities decreased $14.7 million from December 31, 2010 to December 31, 2011, primarily due to the payment of $18.8 million to repurchase our outstanding debentures and repay our line of credit, our working capital increased by $5.1 million over this same period. As of December 31, 2011, we have no short- or long-term debt and our cash and cash equivalents balance of $15.1 million is highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. For product sales, we require customers to provide purchase orders prior to shipment and we consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. These conditions are generally satisfied upon shipment of the underlying product.

On occasion, we derive revenue from the license of our internally developed IP. IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price (“ESP”), if third party evidence (“TPE”) or vendor specific objective evidence (“VSOE”) does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by the Company in developing the ESPs include the nature and complexity of different technologies being licensed, our cost to provide the deliverables, the availability of substitute technologies in the marketplace and the Company’s historical pricing practices. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above.
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
Inventory Valuation. We value inventory at the lower of cost or market. In addition, we write down any obsolete, unmarketable or otherwise impaired inventory to net realizable value. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to inventory levels to determine the amount, if any, of obsolete or excess inventory. If actual market conditions are less favorable than those we projected at the time the inventory was written down, additional inventory write-downs may be required. Inventory valuation is re-evaluated on a quarterly basis.
Amortization of Non-Cancelable Prepaid Royalty. As of December 31, 2011, we had a prepaid non-cancelable royalty of $1.6 million for the license of IP from a third party. We amortize the prepaid based on our estimated average unit cost, which is dependent upon forecasted shipments of our products that contain the licensed IP.  If our actual shipments are less than forecasted, the estimated amortization rate will increase in the future.

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2011, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.
Stock-Based Compensation. We estimate the fair value of stock options using the Black-Scholes option pricing model, which requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the compensation cost recognized. Additionally, any modification of an award that increases its fair value will require us to recognize additional expense.
Income Taxes. We record deferred income taxes for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes and we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We also regularly conduct a comprehensive review of our uncertain tax positions. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects for uncertain tax positions in our consolidated balance sheet.
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2011 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases [1]	$2,450	$1,747	$703	$—	$—
Payments on accrued balances related to asset purchases	4,037	1,828	2,125	84	—
Estimated purchase commitments to contract manufacturers	6,189	6,189	—	—	—
Total [2]	$12,676	$9,764	$2,828	$84	$—

1.	The operating lease payments above are net of sublease rental income of $0.3 million and $0.1 million for the years ending December 31, 2012 and December 31, 2013, respectively.

2.
We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $3.2 million of income taxes payable has been excluded from the table above.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See “Note 2: Summary of Significant Accounting Policies” in Part II, Item 8 of this Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of December 31, 2011, all of our invested funds were held in highly liquid money market accounts with yields approaching zero, accordingly, we do not have significant exposure to changes in interest rates.
Exchange Rate Risk
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, Korea and the PRC. We sell our products to OEMs that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace.
In addition, a portion of our operating expenses, such as employee salaries and foreign income taxes, are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar will negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars. We analyze our exposure to foreign currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, foreign currency exchange rate fluctuations may adversely affect our financial results in the future.

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pixelworks, Inc:

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 7, 2012

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,092	$16,872
Short-term marketable securities	—	12,366
Accounts receivable, net	4,557	4,487
Inventories	4,107	4,858
Prepaid expenses and other current assets	2,341	2,337
Total current assets	26,097	40,920
Long-term marketable securities	—	603
Property and equipment, net	7,366	5,830
Other assets, net	2,914	5,061
Total assets	$36,377	$52,414
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,428	$4,804
Accrued liabilities and current portion of long-term liabilities	8,247	8,983
Current portion of income taxes payable	212	282
Short-term line of credit	—	3,000
Debentures currently payable	—	15,779
Total current liabilities	12,887	32,848
Long-term liabilities, net of current portion	2,467	2,061
Income taxes payable, net of current portion	3,223	3,574
Total liabilities	18,577	38,483
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 17,966,170 and 13,566,021 shares issued and outstanding as of December 31, 2011 and 2010, respectively	346,923	336,254
Accumulated other comprehensive income (loss)	(67)	167
Accumulated deficit	(329,056)	(322,490)
Total shareholders’ equity	17,800	13,931
Total liabilities and shareholders’ equity	$36,377	$52,414
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue, net	$64,609	$69,529	$61,093
Cost of revenue (1)	34,242	37,366	33,798
Gross profit	30,367	32,163	27,295
Operating expenses:
Research and development (2)	22,906	22,810	20,075
Selling, general and administrative (3)	15,266	15,167	13,745
Restructuring	—	94	235
Total operating expenses	38,172	38,071	34,055
Loss from operations	(7,805)	(5,908)	(6,760)
Gain on sale of patents	1,600	—	—
Interest expense and other, net	(484)	(511)	(522)
Gain on sale of marketable securities	264	1,397	—
Gain on repurchase of long-term debt, net	—	—	12,860
Total other income, net	1,380	886	12,338
Income (loss) before income taxes	(6,425)	(5,022)	5,578
Provision (benefit) for income taxes	141	(5,395)	(877)
Net income (loss)	$(6,566)	$373	$6,455
Net income (loss) per share
Basic	$(0.40)	$0.03	$0.48
Diluted	$(0.40)	$0.03	$0.47
Weighted average shares outstanding
Basic	16,330	13,442	13,318
Diluted	16,330	14,384	13,687

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$441	$84	$251
Stock-based compensation	129	60	20
Amortization of acquired developed technology	—	1,050	2,336
Restructuring	—	—	43
(2) Includes stock-based compensation	845	437	464
(3) Includes stock-based compensation	1,037	707	540
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(6,566)	$373	$6,455
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,114	4,537	4,607
Stock-based compensation	2,011	1,204	1,024
Gain on sale of patents	(1,600)	—	—
Reversal of uncertain tax positions	(967)	(6,194)	(1,819)
Gain on sale of marketable securities	(264)	(1,397)	—
Amortization of debt issuance costs	31	74	124
Other non-cash tax expense (benefit)	26	(26)	—
Deferred income tax expense	23	247	68
Amortization of acquired developed technology	—	1,050	2,336
Amortization on marketable securities	17	98	24
Gain on repurchase of long-term debt, net	—	—	(12,860)
Other	11	52	59
Changes in operating assets and liabilities:
Accounts receivable, net	(70)	1,132	530
Inventories	751	1,300	(1,177)
Prepaid expenses and other current and long-term assets, net	875	1,117	931
Accounts payable	(399)	(3,106)	3,389
Accrued current and long-term liabilities	(274)	(303)	(2,377)
Income taxes payable	546	479	672
Net cash provided by (used in) operating activities	(735)	637	1,986
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale marketable securities	12,961	17,485	13,195
Purchases of property and equipment	(2,636)	(1,795)	(1,481)
Proceeds from sale of patents	1,600	—	—
Purchases of licensed technology	(100)	(480)	(102)
Proceeds from sales of property and equipment	11	6	2
Purchases of available-for-sale marketable securities	—	(16,964)	(15,110)
Net cash provided by (used in) investing activities	11,836	(1,748)	(3,496)
Cash flows from financing activities:
Repurchase of debentures	(15,779)	—	(31,532)
Net proceeds from equity offering	8,327	—	—
Net proceeds (payments) from line of credit	(3,000)	3,000	—
Payments on asset financings	(2,760)	(3,015)	(2,161)
Proceeds from issuances of common stock	331	201	18
Repurchase of common stock	—	—	(167)
Net cash provided by (used in) financing activities	(12,881)	186	(33,842)
Net change in cash and cash equivalents	(1,780)	(925)	(35,352)
Cash and cash equivalents, beginning of period	16,872	17,797	53,149
Cash and cash equivalents, end of period	$15,092	$16,872	$17,797
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2008	13,508,127	$333,974	$55		$(329,318)	$4,711
Stock issued under stock option and stock purchase plans	123,530	18	—		—	18
Repurchase of common stock	(228,600)	(167)	—		—	(167)
Stock-based compensation expense	—	1,024	—		—	1,024
Net income	—	—	—	$6,455	6,455	6,455
Unrealized gain on available-for-sale securities, net of tax of $0	—	—	1,003	1,003	—	1,003
Pension adjustment, net of tax of $11	—	—	29	29	—	29
Comprehensive income	—	—	—	$7,487	—	—
Balance as of December 31, 2009	13,403,057	334,849	1,087		(322,863)	13,073
Stock issued under stock option and stock purchase plans	162,964	201	—		—	201
Stock-based compensation expense	—	1,204	—		—	1,204
Net income	—	—	—	$373	373	373
Reclassification of unrealized gain upon sale of available-for-sale securities	—	—	(944)	(944)	—	(944)
Unrealized gain on available-for-sale securities, net of tax of $26	—	—	47	47	—	47
Pension adjustment, net of tax of $(14)	—	—	(23)	(23)	—	(23)
Comprehensive loss	—	—	—	$(547)	—	—
Balance as of December 31, 2010	13,566,021	$336,254	$167		$(322,490)	$13,931
Stock issued under stock option and stock purchase plans	202,649	331	—		—	331
Equity offering	4,197,500	8,327	—		—	8,327
Stock-based compensation expense	—	2,011	—		—	2,011
Net loss	—	—	—	$(6,566)	(6,566)	(6,566)
Reclassification of unrealized gain upon sale of available-for-sale securities, net of tax of $(26)	—	—	(229)	(229)	—	(229)
Unrealized gain on available-for-sale securities, net of tax of $0	—	—	(2)	(2)	—	(2)
Pension adjustment, net of tax of $(1)	—	—	(3)	(3)	—	(3)
Comprehensive loss	—	—	—	$(6,800)	—	—
Balance as of December 31, 2011	17,966,170	$346,923	$(67)		$(329,056)	$17,800
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 115 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to differentiate their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Consolidated Financial Statements
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the statement of operations. Transaction gains (losses) were $(9), $6 and $(69) for the years ended December 31, 2011, 2010 and 2009, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, amortization of prepaid royalties, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.
Reclassifications
Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform with the 2011 presentation.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents totaled $9,111 and $12,835 at December 31, 2011 and 2010, respectively.
Marketable Securities
Our investments in marketable securities are classified as available-for-sale. Available-for-sale securities are stated at fair value based on quoted market prices with unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income (loss), a component of shareholders’ equity. The cost of securities sold is based on the specific identification method.
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

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Property and Equipment
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets which are generally as follows:

Software	Lesser of 3 years or contractual license term
Equipment, furniture and fixtures	2 years
Tooling	2 to 4 years
Leasehold improvements	Lesser of lease term or estimated useful life
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
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection is reasonably assured. For product sales, we require customers to provide purchase orders prior to shipment and we consider delivery to occur upon shipment provided title and risk of loss have passed to the customer based on the shipping terms. These conditions are generally satisfied upon shipment of the underlying product.
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

On occasion, we derive revenue from the license of our internally developed intellectual property (“IP”). IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price (“ESP”), if third party evidence (“TPE”) or vendor specific objective evidence (“VSOE”) does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by the Company in developing the ESPs include the nature and complexity of the licensed technologies, our cost to provide the deliverables, the availability of substitute technologies in the marketplace and the Company’s historical pricing practices. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above.

Fees under these agreements generally include (a) license fees relating to our IP, (b) engineering services, and (c) support services. Historically, each of these elements have standalone value and therefore each are treated as separate units of accounting. Any future licensing arrangements will be analyzed based on the specific facts and circumstances which may be different than our historical licensing arrangements.

For deliverables related to licenses of our technology that involve significant engineering services, we recognize revenue in accordance with the provisions of the proportional performance method. We determine costs associated with engineering services using actual labor dollars incurred and estimated other direct or incremental costs allocated based on the percentage of time the engineer(s) spent on the project. These costs are deferred until revenue recognition criteria have been met, at which time they are reclassified as cost of revenue.
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
Stock-Based Compensation
We currently sponsor a stock incentive plan that allows for issuance of employee stock options and restricted stock awards, including restricted stock units. We also have an employee stock purchase plan for all eligible employees. The fair value of share-based payment awards is expensed straight-line over the requisite service period, which is generally the vesting period, for the entire award. Additionally, any modification of an award that increases its fair value will require us to recognize additional expense.
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
Research and Development
Costs associated with research and development activities are expensed as incurred, except for items with alternate future uses which are capitalized and depreciated over their estimated useful life.

Interest Expense and Other, net
Interest expense and other, consists of the following:

	Year Ended December 31,
	2011	2010	2009
Interest expense	$(468)	$(500)	$(640)
Amortization of debt issuance costs	(31)	(74)	(124)
Interest income	15	63	242
	$(484)	$(511)	$(522)
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
An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects for uncertain tax positions in our consolidated balance sheet.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), net of tax, consists of the following:

	December 31,
	2011	2010
Accumulated net unrealized holding gain on available-for-sale securities	$—	$231
Accumulated transition pension obligation	(37)	(48)
Actuarial loss on pension obligation	(30)	(16)
Accumulated other comprehensive income (loss)	$(67)	$167
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

Risks and Uncertainties
Concentration of Suppliers and Changes in Customer Demand
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within the People’s Republic of China and Taiwan increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances. The recent flooding in Thailand has limited the availability of certain component parts that are used in the production of our customers’ products which has reduced their production capacity and the demand for our products, particularly during the first quarter of 2012. Although our customers have begun efforts to restore their production capacity, we are unable to predict when demand for our products will return to prior levels.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash equivalent balances by holding our funds in high quality, highly liquid money market accounts. We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.
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

NOTE 3.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2011	2010
Accounts receivable, gross	$4,918	$4,886
Allowance for doubtful accounts	(361)	(399)
Accounts receivable, net	$4,557	$4,487

The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$399	$428	$542
Reductions credited	(10)	(29)	(75)
Accounts written-off, net of recoveries	(28)	—	(39)
Balance at end of year	$361	$399	$428
Inventories
Inventories consist of the following:

	December 31,
	2011	2010
Finished goods	$1,203	$2,232
Work-in-process	2,904	2,626
Inventories	$4,107	$4,858
We recorded inventory write-downs of $289, $1,543 and $518 for the years ended December 31, 2011, 2010 and 2009, respectively. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure, net of a benefit for sales of previously reserved inventory of $74, $88 and $707 for the years ended December 31, 2011, 2010 and 2009, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable, other receivables, deferred costs and deferred tax assets.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2011	2010
Software	$8,411	$8,273
Equipment, furniture and fixtures	7,776	7,420
Tooling	2,786	2,085
Leasehold improvements	2,688	2,628
	21,661	20,406
Accumulated depreciation and amortization	(14,295)	(14,576)
Property and equipment, net	$7,366	$5,830

Software amortization was $1,882, $1,803 and $1,973 for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,707, $1,563 and $1,723 for the years ended December 31, 2011, 2010 and 2009, respectively.
Other Assets, Net
Other assets consist primarily of licensed technology, prepaid royalties and deposits. Amortization of licensed technology was $1,525, $1,171 and $911 for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2011	2010
Accrued payroll and related liabilities	$2,638	$2,365
Current portion of accrued liabilities for asset financings	1,753	2,601
Accrued commissions and royalties	1,407	1,139
Accrued interest payable	520	358
Reserve for warranty returns	439	723
Other	1,490	1,797
Accrued liabilities and current portion of long-term liabilities	$8,247	$8,983
The following is a summary of the change in our reserve for warranty returns:

	Year Ended December 31,
	2011	2010	2009
Reserve for warranty returns:
Balance at beginning of year	$723	$304	$593
Provision (benefit)	(8)	1,132	269
Charge-offs	(276)	(713)	(558)
Balance at end of year	$439	$723	$304

Long-Term Liabilities, Net of Current Portion
Long-term liabilities, net of current portion consist of the following:

	December 31,
	2011	2010
Accrued liabilities for asset financings	$2,000	$1,314
Payroll and related liabilities	154	165
Deferred rent	114	302
Other	199	280
Long-term liabilities, net of current portion	$2,467	$2,061
Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Silicon Valley Bank (the “Bank”). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the “Revolving Line”) in an aggregate amount of up to the lesser of (i) $10,000, or (ii) 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement also provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
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
To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, the Company granted to the Bank a security interest in substantially all of its assets, excluding its intellectual property assets. The Company has agreed not to pledge or otherwise encumber its intellectual property assets without prior written permission from the Bank.
As of December 31, 2011, we had no outstanding borrowings under the Revolving Line. As of December 31, 2010, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3,000, which were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2010 was 3.5%.
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

NOTE 4.     MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
As of December 31, 2011, we had no short-or long-term marketable securities. As of December 31, 2010, short- and long-term marketable securities, classified as available-for-sale, consisted of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
US government agencies debt securities	$5,513	$3	$5,516
Commercial paper	5,747	—	5,747
Corporate debt securities	1,104	(1)	1,103
	$12,364	$2	$12,366
Long-term marketable securities:
Equity Securities	$348	$255	$603
Unrealized holding gains and losses are recorded in accumulated other comprehensive income (loss), a component of shareholders’ equity, in the consolidated balance sheets. During the years ended December 31, 2011 and 2010, we sold available-for-sale marketable securities for gross proceeds of $612 and $6,759, respectively, and gross realized gains of $264 and $1,397, respectively. Net unrealized holding gains of $255 on available-for sale marketable securities were reclassified out of accumulated other comprehensive income during the year ended December 31, 2011.
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

The following tables present information about our assets measured at fair value on a recurring basis in the consolidated balance sheets at December 31, 2011 and 2010:

	Level 1	Level 2	Level 3	Total
As of December 31, 2011:
Money market funds	$9,111	$—	$—	$9,111
As of December 31, 2010:
Money market funds	$10,933	$—	$—	$10,933
Certificates of deposit	200	—	—	200
U.S. government agencies debt securities	—	5,516	—	5,516
Commercial paper	—	6,947	—	6,947
Corporate debt securities	—	1,605	—	1,605
Long-term marketable securities	603	—	—	603
Total	$11,736	$14,068	$—	$25,804
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

NOTE 5.    RESTRUCTURINGS
The Company’s prior restructuring plans to reduce our operating expenses were completed during 2009, however, due to decreases in estimated future sublease income and related professional fees, lease termination costs of $94 were recorded in 2010. There were no restructuring costs recorded in 2011.
Accrued expenses related to the restructuring plans are included in current and non-current accrued liabilities in the consolidated balance sheets. The following is a summary of the change in our accrued liabilities related to the restructuring plans:

	Year Ended December 31,
	2011	2010
Lease termination costs:
Balance at beginning of year	$291	$408
Expensed	—	94
Payments	(172)	(211)
Balance at end of year	$119	$291

NOTE 6.    INCOME TAXES
Current and Deferred Income Tax Expense (Benefit)
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$(8,175)	$(6,725)	$4,376
Foreign	1,750	1,703	1,202
Domestic and foreign pre-tax income (loss)	$(6,425)	$(5,022)	$5,578

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$55	$(178)	$55
State	3	(150)	20
Foreign	60	(5,314)	(1,020)
Total current	118	(5,642)	(945)
Deferred:
Federal	(3)	92	—
State	1	155	—
Foreign	25	—	68
Total deferred	23	247	68
Income tax expense (benefit)	$141	$(5,395)	$(877)
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	34%	34%	34%
Expiration of tax attributes	(63)	(12)	—
Change in valuation allowance	29	(25)	(30)
Stock compensation	(4)	(2)	1
Impact of foreign earnings	3	(9)	(4)
State income taxes, net of federal tax benefit	2	1	4
Tax contingencies, net of reversals	—	117	(20)
Other	(3)	4	(1)
Effective income tax rate	(2)%	108%	(16)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$64,930	$65,111
Research and experimentation credit carryforwards	12,384	11,444
Foreign tax credit carryforwards	4,931	5,260
Deferred stock compensation	2,728	2,360
Depreciation and amortization	2,385	2,373
Capital loss carryforwards	1,648	1,849
Reserves and accrued expenses	992	1,495
Other-than-temporary impairment of marketable securities	—	373
Other	475	1,854
Total gross deferred tax assets	90,473	92,119
Deferred tax liabilities:
Foreign earnings	(679)	(553)
Other	(320)	(240)
Total gross deferred tax liabilities	(999)	(793)
Less valuation allowance	(89,009)	(90,866)
Net deferred tax assets	$465	$460
The current portion of the net deferred tax asset balance was $166 and $151 as of December 31, 2011 and 2010, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets. The non-current portion of the net deferred tax asset balance was $300 and $356 as of December 31, 2011 and 2010, respectively, and is included in other assets, net in the consolidated balance sheets. Long-term deferred tax liabilities were $1 and $47 as of December 31, 2011 and 2010, respectively, and are included in long-term liabilities, net of current portion in the consolidated balance sheets.
We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets at December 31, 2011 and 2010 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $1,857, $5,901 and $7,323 for the years ended December 31, 2011, 2010, and 2009, respectively.
As of December 31, 2011, we have federal, state and foreign net operating loss carryforwards of approximately $181,607, $38,805 and $416, respectively, which will expire between 2012 and 2031. As of December 31, 2011, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $7,689, $2,756 and $1,938, respectively, which begin expiring in 2019. We have a general foreign tax credit of $2,857 which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.
We had undistributed earnings of foreign subsidiaries of approximately $3,149 as of December 31, 2011, for which we have recorded a deferred tax liability.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction to its tax rates of 15% for 2012 and 2013. The tax rate will return to 25% in 2014 upon expiration of the tax holiday.

Uncertain Tax Positions
We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2011 and 2010, the amount of our uncertain tax positions was a liability of $3,105 and $3,574, respectively.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2011	2010
Uncertain tax positions:
Balance at beginning of year	$2,625	$7,186
Accrual for positions taken in a prior year	265	95
Accrual for positions taken in current year	28	1
Reversals due to lapse of statute of limitations	(663)	(4,657)
Balance at end of year	$2,255	$2,625
Interest and penalties:
Balance at beginning of year	$949	$2,276
Accrual for positions taken in prior year	188	210
Accrual for positions taken in current year	17	—
Reversals due to lapse of statute of limitations	(304)	(1,537)
Balance at end of year	$850	$949
During the years ended December 31, 2011, 2010 and 2009, we recognized $205, $210 and $391, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $1,425 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2008, 2007 and 2005, respectively. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor had we received any notice of, income tax examinations as of December 31, 2011.

NOTE 7.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $1,746, $1,489 and $1,119 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in cost of revenue in the consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. The Company made no contributions to the 401(k) plan during the years ended December 31, 2011, 2010 or 2009.

Leases
As of December 31, 2011, future minimum payments under operating leases are as follows:

Year Ending December 31:
2012	$1,747
2013	590
2014	113
$2,450
Minimum lease payments above are net of expected sublease rental income of $266 and $135 for the years ending December 31, 2012 and 2013, respectively. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $2,155, $2,004 and $2,014, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2011, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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

The following schedule reconciles the computation of basic net income (loss) per share and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$(6,566)	$373	$6,455
Basic weighted average shares outstanding	16,330	13,442	13,318
Dilutive effect of employee equity incentive plans	—	942	369
Diluted weighted average shares outstanding	16,330	14,384	13,687
Net income (loss) per common share
Basic	$(0.40)	$0.03	$0.48
Diluted	$(0.40)	$0.03	$0.47
The following weighted average shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Employee equity incentive plans	3,728,302	1,650,320	1,500,767
Conversion of debentures	—	215,976	356,309

NOTE 9.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2011	2010	2009
Cash paid (received) during the year for:
Interest	$265	$401	$620
Income taxes, net of refunds received	484	(48)	196
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,598	$4,400	$2,966
Unrealized gain on available-for-sale securities	—	47	1,003

NOTE 10.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There are no shares of preferred stock issued as of December 31, 2011 and 2010.
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

Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Our shareholders approved increases to the total authorized shares of 1,000,000, 1,150,000, and 1,000,000 on May 18, 2010, May 19, 2009, and May 20, 2008, respectively, increasing the total authorized shares available for issuance as equity awards to employees and non-employee directors to 4,483,333 shares. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, “Old Stock Incentive Plans”). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2011, 694,395 shares were available for grant under the 2006 Plan.
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
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2010:	2,895,118	$5.27
Granted	713,000	3.20
Exercised	(60,611)	1.09
Cancellations and forfeitures	(70,329)	3.05
Expired	(62,906)	11.43
Options outstanding as of December 31, 2011:	3,414,272	$4.85

The following table summarizes information about options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2011	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2011	Weighted average exercise price
$0.21 - $0.75	663,544	6.19	$0.62	570,047	$0.62
0.76 - 2.50	565,849	5.28	2.11	418,347	2.13
2.51 - 3.25	475,999	3.70	3.12	283,768	3.12
3.26 - 4.00	1,054,460	4.42	3.40	404,092	3.37
4.01 - 49.50	654,420	3.51	15.08	633,540	15.41
$0.21 - $49.50	3,414,272	4.63	$4.85	2,309,794	$5.74
During the years ended December 31, 2011, 2010 and 2009 the total intrinsic value of options exercised was $85, $340 and $10, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2011, options outstanding had a total intrinsic value of $1,370.

Options outstanding that have vested and are expected to vest as of December 31, 2011 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	2,309,794	$5.74	4.65	$1,148,144
Expected to vest	934,772	2.97	4.55	197,122
Total	3,244,566	$4.94	4.62	$1,345,266
The fair value of options vested in each of the years ended December 31, 2011, 2010 and 2009 approximates total stock-based compensation expense recorded in our statement of operations during each of the respective years.
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units, to employees and non-employee directors. During the years ended December 31, 2011, 2010 and 2009 we granted 218,000, 48,000 and 100,000 shares, respectively, of restricted stock with a fair value of $3.19, $4.26 and $0.60 per share, respectively.
The following table summarizes the activities for our unvested restricted stock units for the year ended December 31, 2011:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2010:	40,000	$4.26
Granted	218,000	3.19
Vested	(40,000)	4.26
Cancellations	(23,800)	3.06
Unvested at December 31, 2011:	194,200	$3.20
Expected to vest after December 31, 2011	190,466	$3.20
Employee Stock Purchase Plans
On January 31, 2010, the 2000 Employee Stock Purchase Plan (“2000 ESPP”) expired. During the years ended December 31, 2010 and 2009, we issued 12,382, and 18,326 shares, respectively, for proceeds of $18 and $11, respectively, under the 2000 ESPP. During the year ended December 31, 2011, there were no shares issued under the 2000 ESPP.
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the “ESPP”) for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the year ended December 31, 2011, we issued 110,038 shares for proceeds of $265 under the ESPP.

Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Stock Option Plans:
Risk free interest rate	1.97%	2.11%	2.24%
Expected dividend yield	0%	0%	0%
Expected term (in years)	4.66	4.60	5.00
Volatility	92%	92%	84%
Employee Stock Purchase Plan:
Risk free interest rate	0.15%	0.33%	0.33%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.06	1.10	0.50
Volatility	52%	94%	137%

The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.20, $2.27 and $0.95, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. From January 2009 to April 2009, the expected term of options was estimated using historical exercise behavior. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the “simplified method” to estimate expected term. Under the simplified method, an option’s expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2011, unrecognized stock-based compensation cost is $2,511, which is expected to be recognized as compensation expense over a weighted average period of 1.94 years.

NOTE 11.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2011	2010	2009
Japan	$43,207	$44,982	$34,030
Taiwan	10,742	11,577	13,399
U.S.	2,477	2,774	2,047
Europe	2,355	2,930	3,012
China	2,294	1,351	2,809
Korea	1,597	2,674	3,182
Other	1,937	3,241	2,614
	$64,609	$69,529	$61,093

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2011	2010	2009
Distributors:
All distributors	69%	61%	51%
Distributor A	53%	44%	35%
End Customers:(1)
Top five end customers	51%	58%	56%
End customer A	14%	20%	21%
End customer B	13%	13%	10%
End customer C	9%	10%	11%
 ________________
(1) End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable:

		December 31,
		2011	2010
Account A		54%	45%
Account B		10%	7%
Account C		4%	25%

NOTE 12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2011
Revenue, net	$14,700	$15,690	$17,391	$16,828
Gross profit	6,572	7,419	8,456	7,920
Loss from operations	(3,257)	(1,792)	(1,167)	(1,589)
Loss before income taxes	(1,559)	(1,932)	(1,256)	(1,678)
Net loss	(1,468)	(2,058)	(1,083)	(1,957)
Net loss per share - basic and diluted:	(0.11)	(0.13)	(0.06)	(0.11)
2010
Revenue, net	$18,692	$18,665	$18,027	$14,145
Gross profit	8,656	8,647	8,294	6,566
Loss from operations	(571)	(863)	(1,003)	(3,471)
Loss before income taxes	(699)	(642)	(814)	(2,867)
Net income (loss)	4,602	(1,015)	7	(3,221)
Net income (loss) per share:
Basic	0.34	(0.08)	0.00	(0.24)
Diluted	0.32	(0.08)	0.00	(0.24)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2011, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
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

We have audited Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pixelworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pixelworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
March 7, 2012

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information concerning the directors, executive officers and corporate governance of the Company is set forth in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation.
Information concerning executive compensation is included in our 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management and related stockholder matters is included in our 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions and director independence is included in our 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information concerning principal accounting fees and services is set forth in our 2012 Proxy Statement and is incorporated herein by reference.

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

10.3	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005). +

10.4	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2011). +

10.5	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001). +

10.6	Equator Technologies, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 17, 2005). +

10.7	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 16, 2010). +

10.8
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009). +

10.9	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Option Grants. +

10.10
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Director Stock Unit Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.11
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed March 9, 2011). +

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

10.18
Change of Control Severance Agreement dated November 22, 2008, by and between Pixelworks, Inc. and Tzoyao (T) Chan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 10, 2010). +

10.19	Change of Control Severance Agreement dated December 27, 2011, by and between Pixelworks, Inc. and John Lau. +

10.20	Repatriation Agreement dated December 27, 2011, by and between Pixelworks, Inc. and John Lau. +

10.21
Amendment to the amended and restated Employment Agreement by and between Pixelworks, Inc. and Bruce Walicek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012). +

10.22
Amendment to the Amended and restated Change of Control Severance Agreement by and between Pixelworks, Inc. and Steven Moore (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2012). +

10.23
Form of the Amendment to each Change of Control Severance Agreement by and between Pixelworks, Inc. and Tzoyao “T” Chan, John Lau, and Hongmin (Bob) Zhang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2012). +

10.24
Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.25
License Agreement dated February 22, 2000 between Pixelworks, Inc. and InFocus Systems, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.26
Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

10.27
Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.28
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 7, 2011).

10.29
Agreement dated as of February 8, 2012, by and among Pixelworks, Inc., Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, a Texas limited liability company, Becker Drapkin Management, L.P., a Texas limited partnership, Becker Drapkin Partners (QP), L.P., a Texas limited partnership; Becker Drapkin Partners, L.P., a Texas limited partnership; BD Partners IV, L.P., a Texas limited partnership, and Bradley Shisler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 10, 2012).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed March 7, 2011).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.

+	Indicates a management contract or compensation arrangement.

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

PIXELWORKS, INC.

Dated:	March 7, 2012	By:	/s/ Bruce A. Walicek
Bruce A. Walicek
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Walicek	President and
Bruce A. Walicek	Chief Executive Officer	March 7, 2012

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer
Steven L. Moore		March 7, 2012

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 7, 2012

/s/ Steven R. Becker	Director
Steven R. Becker		March 7, 2012

/s/ Mark A. Christensen	Director
Mark A. Christensen		March 7, 2012

/s/ Stephen L. Domenik	Director
Stephen L. Domenik		March 7, 2012

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 7, 2012

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 7, 2012

/s/ Bradley J. Shisler	Director
Bradley J. Shisler		March 7, 2012

/s/ Bruce A. Walicek	Director
Bruce A. Walicek		March 7, 2012