Form 10-Q
period 2012-03-31
PIXELWORKS, INC
filed 2012-05-04
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock outstanding as of April 30, 2012: 18,216,306

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,647	$15,092
Accounts receivable, net	6,654	4,557
Inventories	3,139	4,107
Prepaid expenses and other current assets	2,466	2,341
Total current assets	23,906	26,097
Property and equipment, net	6,606	7,366
Other assets, net	2,570	2,914
Total assets	$33,082	$36,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,580	$4,428
Accrued liabilities and current portion of long-term liabilities	8,197	8,247
Current portion of income taxes payable	165	212
Total current liabilities	10,942	12,887
Long-term liabilities, net of current portion	1,974	2,467
Income taxes payable, net of current portion	2,358	3,223
Total liabilities	15,274	18,577
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	347,569	346,923
Accumulated other comprehensive loss	(67)	(67)
Accumulated deficit	(329,694)	(329,056)
Total shareholders’ equity	17,808	17,800
Total liabilities and shareholders’ equity	$33,082	$36,377
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue, net	$14,330	$14,700
Cost of revenue (1)	6,521	8,128
Gross profit	7,809	6,572
Operating expenses:
Research and development (2)	5,093	5,995
Selling, general and administrative (3)	4,019	3,834
Total operating expenses	9,112	9,829
Loss from operations	(1,303)	(3,257)
Gain on sale of marketable securities	—	264
Interest expense and other, net	(98)	(166)
Gain on sale of patents	—	1,600
Total other income (expense), net	(98)	1,698
Loss before income taxes	(1,401)	(1,559)
Benefit for income taxes	(763)	(91)
Net loss	$(638)	$(1,468)
Net loss per share - basic and diluted	$(0.04)	$(0.11)
Weighted average shares outstanding - basic and diluted	18,029	13,569

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$132	$86
Stock-based compensation	39	27
(2) Includes stock-based compensation	222	201
(3) Includes stock-based compensation	241	247
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(638)	$(1,468)
Other comprehensive income (loss):
Reclassification of unrealized gain upon sale of available-for-sale securities	—	(255)
Unrealized loss on available-for-sale investments	—	(1)
Tax effect of unrealized gain on available-for-sale investments	—	26
Total comprehensive loss	$(638)	$(1,698)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(638)	$(1,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,172	1,254
Reversal of uncertain tax positions	(1,044)	(331)
Stock-based compensation	502	475
Gain on sale of marketable securities	—	(264)
Gain on sale of patents	—	(1,600)
Deferred income tax expense	—	69
Other non-cash tax benefit	—	26
Other	34	47
Changes in operating assets and liabilities:
Accounts receivable, net	(2,097)	163
Inventories	968	196
Prepaid expenses and other current and long-term assets, net	(396)	268
Accounts payable	(1,813)	(469)
Accrued current and long-term liabilities	479	(201)
Income taxes payable	132	(68)
Net cash used in operating activities	(2,701)	(1,903)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(159)
Proceeds from sales and maturities of marketable securities	—	10,061
Proceeds from sale of patents	—	1,600
Net cash provided by (used in) investing activities	(21)	11,502
Cash flows from financing activities:
Payments on asset financings	(867)	(922)
Proceeds from issuances of common stock	144	155
Net proceeds from line of credit	—	1,000
Net cash provided by (used in) financing activities	(723)	233
Net change in cash and cash equivalents	(3,445)	9,832
Cash and cash equivalents, beginning of period	15,092	16,872
Cash and cash equivalents, end of period	$11,647	$26,704
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 115 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. We have also begun to market and license technologies developed for our integrated circuit (“IC”) semiconductor products to various non-competitive customers and partners. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
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
The financial information included herein for the three month periods ended March 31, 2012 and 2011 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2011 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 8, 2012, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2012.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012 and the adoption did not have a material impact on our consolidated financial position or results of operations during the current quarter.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The provisions of this new guidance require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and elected to present comprehensive income and its components in two separate, consecutive statements.

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

NOTE 2: BALANCE SHEET COMPONENTS

Marketable Securities
As of March 31, 2012 and December 31, 2011, our short- and long-term marketable securities balances were zero.
During the quarter ended March 31, 2011, we sold the remaining portion of our long-term equity investment. We determined the cost of the securities sold using specific identification. Net unrealized holding gains of $255 on available-for-sale securities were reclassified out of accumulated other comprehensive income (loss) for the quarter ended March 31, 2011. Unrealized holding gains and losses are recorded in accumulated other comprehensive income (loss), a component of shareholders' equity, in the condensed consolidated balance sheets.

Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	March 31, 2012	December 31, 2011
Accounts receivable, gross	$7,037	$4,918
Less: allowance for doubtful accounts	(383)	(361)
Accounts receivable, net	$6,654	$4,557

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$361	$399
Additions charged (reductions credited)	22	(8)
Balance at end of period	$383	$391

Inventories

Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished goods	$807	$1,203
Work-in-process	2,332	2,904
Total	$3,139	$4,107

Property and Equipment, Net

Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Gross carrying amount	$21,887	$21,661
Less: accumulated depreciation and amortization	(15,281)	(14,295)
Property and equipment, net	$6,606	$7,366

Accrued Liabilities and Current Portion of Long-Term Liabilities

Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2012	December 31, 2011
Accrued payroll and related liabilities	$2,553	$2,638
Current portion of accrued liabilities for asset financings	1,512	1,753
Accrued commissions and royalties	1,468	1,407
Accrued interest payable	573	520
Reserve for warranty returns	430	439
Other	1,661	1,490
	$8,197	$8,247

The following is the change in our reserve for warranty returns:

	Three Months Ended
	March 31,
	2012	2011
Reserve for warranty returns:
Balance at beginning of period	$439	$723
Provision	269	79
Charge-offs	(278)	(162)
Balance at end of period	$430	$640

Long-Term Liabilities, Net of Current Portion

Long-term liabilities, net of current portion, consist of the following:

	March 31, 2012	December 31, 2011
Accrued liabilities for asset financings	$1,571	$2,000
Payroll and related liabilities	154	154
Other	249	313
	$1,974	$2,467

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

The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2012, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of March 31, 2012 and December 31, 2011, we had no outstanding borrowings under the Revolving Line.

NOTE 3: FAIR VALUE MEASUREMENTS

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

The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
As of March 31, 2012:
Money market funds	$11,033	$—	$—	$11,033

As of December 31, 2011:
Money market funds	$9,111	$—	$—	$9,111

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

NOTE 4: INCOME TAXES

The benefit for income taxes recorded for the first quarter of 2012 and 2011 was primarily due to a benefit of $1,044 and $331, respectively, for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

As of March 31, 2012, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of March 31, 2012 and December 31, 2011, the amount of our uncertain tax positions was a liability of $2,203 and $3,105, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $762 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 5: INTEREST EXPENSE AND OTHER, NET

Interest expense and other, consists of the following:

	Three Months Ended
	March 31,
	2012	2011
Interest expense	$(100)	$(157)
Amortization of debt issuance costs	—	(19)
Interest income	2	10
Total interest expense and other, net	$(98)	$(166)

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(638)	$(1,468)
Shares used in computing net loss per share - basic and diluted [1]	18,029	13,569
Net loss per common share - basic and diluted	$(0.04)	$(0.11)

[1]
The increase in shares from the first quarter of 2011 to the first quarter of 2012 is primarily due to the sale of approximately 4,198 shares of common stock in an underwritten registered offering during May 2011.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Employee equity incentive plans	3,839	3,434
Conversion of debentures	—	216
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

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2012	2011
Cash paid during the period for:
Interest	$42	$36
Income taxes	128	194
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$197	$2,226

NOTE 8: SEGMENT INFORMATION

We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the United States.

Geographic Information

Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended
	March 31,
	2012	2011
Japan	$7,432	$9,741
U.S.	2,307	524
Taiwan	2,056	2,113
China	1,077	461
Europe	499	682
Korea	297	559
Other	662	620
	$14,330	$14,700

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2012	2011
Distributors:
All distributors	67%	64%
Distributor A	45%	46%
End customers: [1]
Top five end customers	47%	57%
End customer A	14%	—%
End customer B	7%	20%
End customer C	3%	11%

[1]	End customers included customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2012	December 31, 2011
Account A	34%	54%
Account B	28%	—%
Account C	5%	10%

NOTE 9: RISKS AND UNCERTAINTIES

Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on four third-party foundries to produce all of our wafers and three assembly and test vendors for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within Taiwan, the People’s Republic of China and Singapore increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2012, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could impact our results of operations.

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

Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 115 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation. We have also begun to market and license technologies developed for our integrated circuit (“IC”) semiconductor products to various non-competitive customers and partners. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net
Net revenue for the three month periods ended March 31, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2012 v. 2011
	2012	2011	$ Change	% Change
Revenue, net	$14,330	$14,700	$(370)	(3)%

Net revenue decreased $0.4 million, or 3%, from the first quarter of 2011 to the first quarter of 2012. The decrease was primarily attributable to an 11% decrease in units sold and a 7% decrease in average selling price (“ASP”) of our IC semiconductor products. These decreases were partially offset by $2.1 million of revenue recorded in the first quarter of 2012 from licensing agreements associated with technologies developed for our IC semiconductor products. Our revenue in the first quarter of 2011 did not include revenue associated with licensing agreements.
The decrease in units sold was due to decreased sales into both the advanced television and digital projector markets. The decrease in unit sales attributable to the advanced television market was due primarily to the timing of customer transition to our next generation MotionEngine® co-processor IC products. The decrease in unit sales attributable to the digital projector market was primarily due to the impact of an industry wide inventory correction, the recent flooding in Thailand which reduced production capacity and demand for our products and also due to competitive factors affecting customer transition to next generation digital projector solutions.
The decrease in ASP was primarily attributable to an increase in the proportion of unit sales of our earlier generation digital projector products which have a lower price point than our newer generation digital projector products.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	% of revenue	2011	% of revenue
Direct product costs and related overhead [1]	$6,256	44%	$7,817	53%
Licensing costs	102	1	—	0
Inventory charges [2]	(8)	0	198	1
Other cost of revenue [3]	171	1	113	1
Total cost of revenue	$6,521	46%	$8,128	55%
Gross profit	$7,809	54%	$6,572	45%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market less a benefit for sales of previously written down inventory.

[3]	Includes stock based compensation and additional amortization of a non-cancelable prepaid royalty.
Cost of revenue decreased to 46% of total revenue in the first quarter of 2012, down from 55% of total revenue in the first quarter of 2011. The decrease resulted primarily from the recognition of $2.1 million of revenue related to licensing agreements during the first quarter of 2012 for which there were only $0.1 million in associated costs.
Direct product costs and related overhead, as a percentage of non-license revenue, decreased by 2% from the first quarter of 2011 to the first quarter of 2012. This decrease was primarily due to reduced material costs and improvements in our manufacturing process as well as a decrease in the proportion of unit sales of our MotionEngine® co-processor IC products which have lower margins than our other product lines.
Pixelworks' gross margin is subject to variability based on changes in revenue levels, recognition of license revenue, product mix, startup costs, and the timing and execution of manufacturing ramps as well as other factors.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three month periods ended March 31, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2012 v. 2011
	2012	2011	$ Change	% Change
Research and development	$5,093	$5,995	$(902)	(15)%

Research and development expense decreased $0.9 million, or 15%, from the first quarter of 2011 to the first quarter of 2012. The decrease is primarily due to a decrease of $0.6 million in non-recurring engineering and outside services expense due to the timing of development activities and a decrease in most other expense categories as the Company focused on core development activities.
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
Selling, general and administrative expense for the three month periods ended March 31, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2012 v. 2011
	2012	2011	$ Change	% Change
Selling, general and administrative	$4,019	$3,834	$185	5%

Selling, general and administrative expense increased $0.2 million or 5% from the first quarter of 2011 to the first quarter of 2012. The increase is primarily due to an increase of $0.2 million in compensation expense due to annual merit salary increases which occurred in the third quarter of 2011 and an increased management bonus accrual.
Other income (expense), net
Net other income (expense) for the three month periods ended March 31, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011	$ Change
Interest expense and other, net [1]	$(98)	$(166)	$68
Gain on sale of patents [2]	—	1,600	(1,600)
Gain on sale of marketable securities [3]	—	264	(264)
Total other income (expense), net	$(98)	$1,698	$(1,796)

[1]
Interest expense and other, net consists of interest expense, interest income and amortization of debt issuance costs. The decrease from the first quarter of 2011 to the first quarter of 2012 is primarily due to a decrease in interest expense and amortization of debt issuance costs attributable to the repayment of our convertible subordinated debentures (the “debentures”) in the second quarter of 2011.

[2]
In the first quarter of 2011, we sold certain patents and related rights and materials for proceeds and a net gain of $1.6 million. All of the patents were originally obtained by us during our June 2005 acquisition of Equator Technologies, Inc., and the underlying technologies pertain to markets that we no longer pursue.

[3]	Realized gains on the sale of available-for-sale marketable securities.

Benefit for income taxes

The benefit for income taxes recorded for the first quarter of 2012 and 2011 was primarily due to a benefit of $1.0 million and $0.3 million, respectively, for the reversal of previously recorded tax contingencies due to the expiration of applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.

Liquidity and Capital Resources

Cash and cash equivalents

Total cash and cash equivalents decreased $3.5 million from $15.1 million at December 31, 2011 to $11.6 million at March 31, 2012. The net decrease in the first quarter of 2012 resulted from $2.7 million used in operating activities due primarily to changes in working capital and $0.9 million in payments on property and equipment and other asset financing.
As of March 31, 2012, cash equivalents consisted of $11.0 million in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2012, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net increased to $6.7 million as of March 31, 2012 from $4.6 million as of December 31, 2011. The average number of days sales outstanding increased to 42 days as of March 31, 2012 from 24 days as of December 31, 2011. The increase in accounts receivable and days sales outstanding was primarily due to $2.0 million of license revenue recorded at the end of the first quarter of 2012 for which we anticipate receiving payment in the second quarter of 2012.
Inventories
Inventories decreased to $3.1 million as of March 31, 2012 from $4.1 million as of December 31, 2011. Inventory turnover decreased to 7.0 as of March 31, 2012 from 8.0 as of December 31, 2011, primarily due to improved material margins, resulting in reduced cost of sales relative to average inventory balances. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
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
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2012, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of March 31, 2012 and December 31, 2011, we had no outstanding borrowings under the Revolving Line.

Liquidity

While total cash and marketable securities decreased $3.5 million during the first quarter of 2012, our working capital remained consistent over the same period. As of March 31, 2012, we have no short- or long-term debt and our cash and cash equivalents balance of $11.6 million is highly liquid. We anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.
Contractual Payment Obligations
Our contractual obligations for 2012 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 8, 2012. Our obligations for 2012 and beyond have not changed materially as of March 31, 2012.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of March 31, 2012, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
Exchange Rate Risk
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, Korea and the People's Republic of China. We sell our products to Original Equipment Manufacturers ("OEMs") that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace.
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
For a discussion of legal proceedings, see “Note 10: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 45%, 53% and 44% of revenue for the three month period ended March 31, 2012 and the years ended December 31, 2011 and 2010, respectively. Revenue attributable to our top five end customers represented 47%, 51% and 58% of revenue for the three month period ended March 31, 2012 and the years ended December 31, 2011 and 2010, respectively. As of March 31, 2012 and 2011, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
We have licensed certain of our intellectual properties to third parties and may seek to enter into additional license arrangements in the future. We cannot assure you, however, that others will be interested in licensing our intellectual property on commercially favorable terms or at all. We also cannot ensure that licensees will honor agreed-upon market restrictions, not infringe upon or misappropriate our intellectual property or maintain the confidentiality of our proprietary information.

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
Almost all of our customers are located in Japan, the People’s Republic of China (“PRC”), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 84% of revenue for the three month period ended March 31, 2012 and 96% of revenue for the years ended December 31, 2011 and 2010, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S.; most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
For example, the 2011 flooding in Thailand limited the availability of certain component parts that are used in the production of our customers’ products which reduced their production capacity and the demand for our products during the first quarter of 2012.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., CSR plc, i-Chips Technologies Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd. Inc., Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Trident Microsystems, Inc. and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, QUALCOMM Incorporated, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. For example, frame rate conversion technology similar to that used in our line of MotionEngine® advanced video co-processors continues to be integrated into the system-on-chip (“SoC”) products of our competitors, including in television products with refresh rates as high as 120hz. We cannot assure you that we can compete successfully against current or potential competitors.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 115 patents and have 27 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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

•	Oregon law permits our board to consider other factors beyond stockholder value in evaluating any acquisition offer (so-called “expanded constituency” provisions); and

•	a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

Item 6.	Exhibits.

10.1
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

10.2
Amendment to the amended and restated Employment Agreement by and between Pixelworks, Inc. and Bruce Walicek (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2012). +

10.3
Amendment to the Amended and restated Change of Control Severance Agreement by and between Pixelworks, Inc. and Steven Moore (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2012). +

10.4
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

PIXELWORKS, INC.

Dated:	May 4, 2012	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer