Form 10-Q
period 2012-06-30
PIXELWORKS, INC
filed 2012-08-03
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock outstanding as of July 31, 2012: 18,320,816

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,097	$15,092
Accounts receivable, net	5,271	4,557
Inventories	4,163	4,107
Prepaid expenses and other current assets	5,745	2,341
Total current assets	30,276	26,097
Property and equipment, net	5,987	7,366
Other assets, net	2,228	2,914
Total assets	$38,491	$36,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,655	$4,428
Accrued liabilities and current portion of long-term liabilities	12,404	8,247
Current portion of income taxes payable	176	212
Total current liabilities	17,235	12,887
Long-term liabilities, net of current portion	1,639	2,467
Income taxes payable, net of current portion	2,421	3,223
Total liabilities	21,295	18,577
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock	—	—
Common stock	348,056	346,923
Accumulated other comprehensive loss	(67)	(67)
Accumulated deficit	(330,793)	(329,056)
Total shareholders’ equity	17,196	17,800
Total liabilities and shareholders’ equity	$38,491	$36,377
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue, net	$15,524	$15,690	$29,854	$30,390
Cost of revenue (1)	7,865	8,271	14,386	16,399
Gross profit	7,659	7,419	15,468	13,991
Operating expenses:
Research and development (2)	4,715	5,554	9,808	11,549
Selling, general and administrative (3)	3,792	3,657	7,811	7,491
Total operating expenses	8,507	9,211	17,619	19,040
Loss from operations	(848)	(1,792)	(2,151)	(5,049)
Interest expense and other, net	(101)	(140)	(199)	(306)
Gain on sale of patents	—	—	—	1,600
Gain on sale of marketable securities	—	—	—	264
Total other income (expense), net	(101)	(140)	(199)	1,558
Loss before income taxes	(949)	(1,932)	(2,350)	(3,491)
Provision (benefit) for income taxes	150	126	(613)	35
Net loss	$(1,099)	$(2,058)	$(1,737)	$(3,526)
Net loss per share - basic and diluted	$(0.06)	$(0.13)	$(0.10)	$(0.24)
Weighted average shares outstanding - basic and diluted	18,238	15,839	18,133	14,710

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$156	$132	$288	$218
Stock-based compensation	37	32	76	59
(2) Includes stock-based compensation	183	209	405	410
(3) Includes stock-based compensation	256	264	497	511
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,099)	$(2,058)	$(1,737)	$(3,526)
Other comprehensive income (loss):
Reclassification of unrealized gain upon sale of available-for-sale securities	—	—	—	(255)
Unrealized loss on available-for-sale securities	—	(1)	—	(2)
Tax effect of unrealized gain on available-for-sale securities	—	—	—	26
Total comprehensive loss	$(1,099)	$(2,059)	$(1,737)	$(3,757)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,737)	$(3,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,348	2,510
Reversal of uncertain tax positions	(1,044)	(331)
Stock-based compensation	978	980
Loss on asset disposal	187	—
Gain on sale of patents	—	(1,600)
Gain on sale of marketable securities	—	(264)
Deferred income tax expense	—	69
Other non-cash tax expense	—	26
Other	45	60
Changes in operating assets and liabilities:
Accounts receivable, net	(714)	(166)
Inventories	(56)	113
Prepaid expenses and other current and long-term assets, net	(3,071)	519
Accounts payable	74	78
Accrued current and long-term liabilities	4,160	186
Income taxes payable	206	(60)
Net cash provided by (used in) operating activities	1,376	(1,406)
Cash flows from investing activities:
Purchases of property and equipment	(457)	(1,488)
Proceeds from sales and maturities of marketable securities	—	12,961
Proceeds from sale of patents	—	1,600
Net cash provided by (used in) investing activities	(457)	13,073
Cash flows from financing activities:
Payments on asset financings	(1,069)	(1,451)
Proceeds from issuances of common stock	155	182
Repurchase of debentures	—	(15,779)
Net proceeds from equity offering	—	8,327
Payments on line of credit	—	(3,000)
Net cash used in financing activities	(914)	(11,721)
Net change in cash and cash equivalents	5	(54)
Cash and cash equivalents, beginning of period	15,092	16,872
Cash and cash equivalents, end of period	$15,097	$16,818
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 116 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit ("IC") semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2012 and 2011 is prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2011 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in Item 8 of our Annual Report on Form 10-K, filed with the SEC on March 8, 2012, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2012.
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

NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of June 30, 2012 and December 31, 2011, our short- and long-term marketable securities balances were zero.
During the six months ended June 30, 2011, we sold the remaining portion of our long-term equity investment. We determined the cost of the securities sold using specific identification. Net unrealized holding gains of $255 on available-for-sale securities were reclassified out of accumulated other comprehensive income (loss) for the six months ended June 30, 2011. Unrealized holding gains and losses are recorded in accumulated other comprehensive income (loss), a component of shareholders' equity, in the condensed consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments. Accounts receivable consists of the following:

	June 30, 2012	December 31, 2011
Accounts receivable, gross	$5,651	$4,918
Less: allowance for doubtful accounts	(380)	(361)
Accounts receivable, net	$5,271	$4,557

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$361	$399
Additions charged (reductions credited)	19	(5)
Balance at end of period	$380	$394

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished goods	$1,091	$1,203
Work-in-process	3,072	2,904
Total	$4,163	$4,107

Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Gross carrying amount	$21,353	$21,661
Less: accumulated depreciation and amortization	(15,366)	(14,295)
Property and equipment, net	$5,987	$7,366

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2012	December 31, 2011
Deferred research and development reimbursement	$3,063	$—
Accrued payroll and related liabilities	3,033	2,638
Current portion of accrued liabilities for asset financings	1,549	1,753
Accrued commissions and royalties	1,544	1,407
Accrued interest payable	647	520
Reserve for warranty returns	441	439
Other	2,127	1,490
Total	$12,404	$8,247

Note 4: "Research and Development" provides additional information regarding the deferred research and development reimbursement balance.

The following is the change in our reserve for warranty returns:

	Six Months Ended
	June 30,
	2012	2011
Reserve for warranty returns:
Balance at beginning of period	$439	$723
Provision (benefit)	301	(109)
Charge-offs	(299)	(176)
Balance at end of period	$441	$438

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

The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2012, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of June 30, 2012 and December 31, 2011, we had no outstanding borrowings under the Revolving Line.

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

The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
As of June 30, 2012:
Money market funds	$13,437	$—	$—	$13,437

As of December 31, 2011:
Money market funds	$9,111	$—	$—	$9,111

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

NOTE 4: RESEARCH AND DEVELOPMENT
During the second quarter of 2012, we entered into a best efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

Under the co-development agreement, $3,500 was payable by the customer as of the date of the agreement and two additional payments of $1,750 are each payable upon completion of certain development milestones. As amounts become due and payable without recourse, they are offset against research and development expense up to the amount of related costs incurred. During the second quarter of 2012, we incurred development costs and recognized an offset to research and development expense of $437.

As of June 30, 2012, the initial $3,500 due from the customer is included in other current assets and the deferred research and development reimbursement balance of $3,063 is included in accrued liabilities and current portion of long-term liabilities in the condensed consolidated balance sheets.

NOTE 5: INCOME TAXES
The provision (benefit) for income taxes during the 2011 and 2012 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation.  Due to the full valuation allowance on our U.S. net operating losses, we do not incur significant U.S. income tax expense or benefit.  We recorded a benefit for the reversal of previously recorded tax contingencies of $1,044 and $331 during the first half of 2012 and the first half of 2011, respectively.
As of June 30, 2012, we continued to provide a full valuation allowance against essentially all of our U.S. and Canadian net deferred tax assets as we do not believe that it is more likely than not that we will realize a benefit from those assets. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of June 30, 2012 and December 31, 2011, the amount of our uncertain tax positions was a liability of $2,254 and $3,105, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $760 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: INTEREST EXPENSE AND OTHER, NET
Interest expense and other, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest expense	$(102)	$(131)	$(202)	$(288)
Amortization of debt issuance costs	—	(12)	—	(31)
Interest income	1	3	3	13
Total interest expense and other, net	$(101)	$(140)	$(199)	$(306)

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(1,099)	$(2,058)	$(1,737)	$(3,526)
Shares used in computing net loss per share - basic and diluted	18,238	15,839	18,133	14,710
Net loss per common share - basic and diluted	$(0.06)	$(0.13)	$(0.10)	$(0.24)

The increase in shares from the 2011 periods compared to the 2012 periods is primarily due to the sale of approximately 4,198 shares of common stock in an underwritten registered offering during May 2011.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Employee equity incentive plans	4,072	3,764	4,023	3,653
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards and units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2012	2011
Cash paid during the period for:
Interest	$62	$210
Income taxes	195	311
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$251	$2,226

NOTE 9: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. A majority of our assets are located in the United States.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Japan	$8,928	$10,325	$16,360	$20,066
Taiwan	2,542	2,831	4,598	4,944
United States	2,473	243	4,780	767
China	766	639	1,843	1,100
Europe	320	656	819	1,338
Korea	284	454	581	1,013
Other	211	542	873	1,162
	$15,524	$15,690	$29,854	$30,390

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Distributors:
All distributors	68%	66%	67%	65%
Distributor A	52%	49%	49%	48%
End customers: [1]
Top five end customers	59%	58%	56%	54%
End customer A	17%	13%	16%	12%
End customer B	15%	15%	12%	12%
End customer C	13%	—%	13%	—%
End customer D	4%	16%	5%	18%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2012	December 31, 2011
Account A	34%	—%
Account B	23%	54%
Account C	8%	10%

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2012, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.

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

Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 116 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit ("IC") semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net
Net revenue for the three and six month periods ended June 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Revenue, net	$15,524	$15,690	(1)%	$29,854	$30,390	(2)%

Net revenue decreased $0.2 million, or 1%, from the second quarter of 2011 to the second quarter of 2012, and decreased $0.5 million, or 2%, from the first half of 2011 to the first half of 2012. Revenue related to IC product sales was $13.2 million and $15.7 million for the second quarter of 2012 and 2011, respectively and was $25.5 million and $30.4 million for the first half of 2012 and 2011, respectively. Revenue related to licensing agreements was $2.3 million and $4.4 million for the second quarter and first half of 2012, respectively. Our revenue in the 2011 periods did not include revenue associated with licensing agreements.
The decrease in revenue related to IC product sales was primarily attributable to a 20% decrease in average selling price (“ASP”), from the second quarter of 2011 to the second quarter of 2012 and a 14% decrease in ASP from the first half of 2011 to the first half of 2012. The decreases in ASP were primarily due to a greater proportion of unit sales of our MotionEngine® co-processor ICs, which have a lower price point than our other product lines. The decrease was also attributable to reduced pricing on our earlier generation digital projector products. Volume of units sold did not have a significant impact on changes in revenue from the 2012 periods compared to the 2011 periods. The decrease in revenue related to IC product sales was partially offset by the revenue recorded in 2012 related to licensing agreements.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of revenue	2011	% of revenue	2012	% of revenue	2011	% of revenue
Direct product costs and related overhead [1]	$7,272	47%	$8,003	51%	$13,528	45%	$15,820	52%
Licensing costs [2]	403	3	—	0	505	2	—	—
Inventory charges [3]	(3)	0	104	1	(11)	—	302	1
Other cost of revenue [4]	193	1	164	1	364	1	277	1
Total cost of revenue	$7,865	51%	$8,271	53%	$14,386	48%	$16,399	54%
Gross profit	$7,659	49%	$7,419	47%	$15,468	52%	$13,991	46%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties all of which are related to sales of IC products.

[2]	Includes direct labor costs and allocated overhead associated with license revenue arrangements.

[3]	Includes charges to reduce inventory to lower of cost or market less a benefit for sales of previously written down inventory.

[4]	Includes stock based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin increased to 49% in the second quarter of 2012, up from 47% in the second quarter of 2011, and increased to 52% in the first half of 2012, up from 46% in the first half of 2011. The increase during the 2012 periods compared to the 2011 periods was primarily due to the recognition of higher margin license revenue during the 2012 periods.
The favorable impact of licensing revenue on gross margin was partially offset by $0.3 million of non-recurring charges related to a discontinued product during the second quarter of 2012 as well as an increased proportion of unit sales from our MotionEngine® co-processor IC products which have lower margins than our other product offerings.
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
Co-development agreement
During the second quarter of 2012, we entered into a best efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

Under the co-development agreement, $3.5 million was payable by the customer as of the date of the agreement and two additional payments of $1.75 million are each payable upon completion of certain development milestones. As amounts become due and payable without recourse, they are offset against research and development expense up to the amount of related costs incurred. During the second quarter of 2012, we incurred development costs and recognized an offset to research and development expense of $0.4 million.

During the second half of 2012, we expect to record an offset to research and development expense of $3.1 million for the remaining deferred research and development reimbursement.

2012 v. 2011
Research and development expense for the three month periods ended June 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended
	June 30,		2012 v. 2011
	2012	2011	$ Change	% Change
Research and development	$4,715	$5,554	$(839)	(15)%

Research and development expense decreased $0.8 million, or 15%, from the second quarter of 2011 to the second quarter of 2012. The decrease is primarily attributable to the following:

•	A benefit of $0.4 million recognized in the second quarter of 2012 for the co-development agreement described above; and

•
A decrease of $0.3 million due to direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements. These costs were recorded in cost of revenue and the reclassification of future expenditures from research and development to cost of revenue is dependent on the timing of any future license revenue agreements.

Research and development expense for the six month periods ended June 30, 2012 and 2011, was as follows (dollars in thousands):

	Six Months Ended
	June 30,		2012 v. 2011
	2012	2011	$ Change	% Change
Research and development	$9,808	$11,549	$(1,741)	(15)%

Research and development expense decreased $1.7 million, or 15%, from the first half of 2011 to the first half of 2012. The decrease is primarily attributable to the following:

•	Non-recurring engineering and outside services expense decreased $0.7 million due to the timing of development activities;

•
A decrease of $0.5 million due to direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements. These costs were recorded in cost of revenue and the reclassification of future expenditures from research and development to cost of revenue is dependent on the timing of any future license revenue agreements; and

•	A benefit of $0.4 million recognized in the second quarter of 2012 for the co-development agreement described above.

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
Selling, general and administrative expense for the three and six month periods ended June 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative	$3,792	$3,657	4%	$7,811	$7,491	4%

Selling, general and administrative expense increased $0.1 million or 4% from the first quarter of 2011 to the first quarter of 2012 and $0.3 million or 4% from the first half of 2011 to the first half of 2012. The increase during the 2012 periods compared to the 2011 periods is primarily due to an increase in compensation expense due to annual merit salary increases which occurred in the third quarter of 2011 and an increased management bonus accrual.
Other income (expense), net
Net other income (expense) for the three and six month periods ended June 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	$ Change	2012	2011	$ Change
Interest expense and other, net [1]	$(101)	$(140)	$39	$(199)	$(306)	$107
Gain on sale of patents [2]	—	—	—	—	1,600	(1,600)
Gain on sale of marketable securities [3]	—	—	—	—	264	(264)
Total other income (expense), net	$(101)	$(140)	$39	$(199)	$1,558	$(1,757)

[1]
Interest expense and other, net consists of interest expense, interest income and amortization of debt issuance costs. The decrease from the first half of 2011 to the first half of 2012 is primarily due to a decrease in interest expense and amortization of debt issuance costs attributable to the repayment of our convertible subordinated debentures in the second quarter of 2011.

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
Provision (benefit) for income taxes
The provision (benefit) for income taxes during the 2011 and 2012 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation.  Due to the full valuation allowance on our U.S. net operating losses, we do not incur significant U.S. income tax expense or benefit.  We recorded a benefit for the reversal of previously recorded tax contingencies of $1.0 million and $0.3 million during the first half of 2012 and the first half of 2011, respectively.

Liquidity and Capital Resources

Cash and cash equivalents
Total cash and cash equivalents were $15.1 million at December 31, 2011 and June 30, 2012. Cash flows during the first half of 2012 included $1.4 million provided by operating activities due primarily to changes in working capital and $0.2 million in proceeds from the issuance of common stock, offset by $1.5 million used for payments on property and equipment and other asset financing.

As of June 30, 2012, our cash and cash equivalents balance of $15.1 million consisted of $1.7 million in cash and $13.4 million in cash equivalents held in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2012, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net increased to $5.3 million as of June 30, 2012 from $4.6 million as of December 31, 2011. The average number of days sales outstanding increased to 31 days as of June 30, 2012 from 24 days as of December 31, 2011. The increase in accounts receivable and days sales outstanding was primarily due to $1.9 million of license revenue recorded during the second quarter of 2012 for which we anticipate receiving payment in the third quarter of 2012.
Inventories
Inventories increased to $4.2 million as of June 30, 2012 from $4.1 million as of December 31, 2011. Inventory turnover increased to 8.5 as of June 30, 2012 from 8.0 as of December 31, 2011, primarily due to increased material costs and increased costs associated with IP license revenue during the second quarter of 2012 which resulted in increased cost of sales relative to average inventory balances. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
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
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2012, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of June 30, 2012 and December 31, 2011, we had no outstanding borrowings under the Revolving Line.

Liquidity
As of June 30, 2012, we have no short- or long-term debt and our cash and cash equivalents balance of $15.1 million is highly liquid. We anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.
Contractual Payment Obligations
Our contractual obligations for 2012 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 8, 2012. Our obligations for 2012 and beyond have not changed materially as of June 30, 2012.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of June 30, 2012, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 49%, 53% and 44% of revenue for the six month period ended June 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Revenue attributable to our top five end customers represented 56%, 51% and 58% of revenue for the six month period ended June 30, 2012 and the years ended December 31, 2011 and 2010, respectively. As of June 30, 2012, we had two accounts that each represented 10% or more of accounts receivable. As of June 30, 2011, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
IP license agreements are complex and earning revenue under these agreements depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Because of its high margin, our licensing revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and, once an agreement is in place, the timing of revenue recognition may depend on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. The accounting rules associated with recognizing revenue from these transactions are complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.
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
Almost all of our customers are located in Japan, the People’s Republic of China (“PRC”), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 84% of revenue for the six month period ended June 30, 2012 and 96% of revenue for the years ended December 31, 2011 and 2010, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S.; most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

•	difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax rates, tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	ensuring that we obtain complete and accurate information from our Asian operations to make proper disclosures in the United States;

•	political and economic instability;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;

•	outbreaks of health epidemics in the PRC or other parts of Asia;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales;

•	varying employment and labor laws; and

•	greater vulnerability to infrastructure and labor disruptions than in established markets.
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

Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. For example, frame rate conversion technology similar to that used in our line of MotionEngine® advanced video co-processors continues to be integrated into the system-on-chip (“SoC”) products of our competitors, including in television products with refresh rates as high as 240hz. We cannot assure you that we can compete successfully against current or potential competitors.
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
Furthermore, we have entered into and may in the future enter into, co-development agreements that do not guarantee future sales volumes and limit our ability to sell the developed products to other customers. The exclusive nature of these development agreements increases our dependence on individual customers, particularly since we are limited in the number of products we are able to develop at any one time.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 116 patents and have 29 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Slow economic activity, increased unemployment, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns have contributed to and continue to contribute to a challenging economic environment. As a result of these conditions and uncertainties, our manufacturers, vendors and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, including as a result of the recent crisis involving the Euro and European sovereign debt, may limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if our shareholders consider the merger, acquisition or change in management favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions:

•	our board of directors is divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly replace a majority of directors;

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

•	Oregon law permits our board to consider other factors beyond stockholder value in evaluating any acquisition offer (so-called “expanded constituency” provisions); and

•	a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

Item 6.	Exhibits.

4.1	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed July 16, 2012). +

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer.

32.2*	Certification of Chief Financial Officer.
 __________________

+	Indicates a management contract or compensation arrangement.
*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	August 3, 2012	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer