Form 10-Q
period 2012-09-30
PIXELWORKS, INC
filed 2012-11-02
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock outstanding as of October 31, 2012: 18,400,783

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,566	$15,092
Accounts receivable, net	3,756	4,557
Inventories	4,729	4,107
Prepaid expenses and other current assets	2,176	2,341
Total current assets	26,227	26,097
Property and equipment, net	7,019	7,366
Other assets, net	1,918	2,914
Total assets	$35,164	$36,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,347	$4,428
Accrued liabilities and current portion of long-term liabilities	9,183	8,247
Current portion of income taxes payable	129	212
Total current liabilities	13,659	12,887
Long-term liabilities, net of current portion	1,729	2,467
Income taxes payable, net of current portion	2,139	3,223
Total liabilities	17,527	18,577
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock	—	—
Common stock	348,897	346,923
Accumulated other comprehensive loss	(67)	(67)
Accumulated deficit	(331,193)	(329,056)
Total shareholders’ equity	17,637	17,800
Total liabilities and shareholders’ equity	$35,164	$36,377
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue, net	$16,285	$17,391	$46,139	$47,781
Cost of revenue (1)	8,497	8,935	22,883	25,334
Gross profit	7,788	8,456	23,256	22,447
Operating expenses:
Research and development (2)	4,702	5,982	14,510	17,531
Selling, general and administrative (3)	3,557	3,641	11,368	11,132
Total operating expenses	8,259	9,623	25,878	28,663
Loss from operations	(471)	(1,167)	(2,622)	(6,216)
Interest expense and other, net	(105)	(89)	(304)	(395)
Gain on sale of patents	—	—	—	1,600
Gain on sale of marketable securities	—	—	—	264
Total other income (expense), net	(105)	(89)	(304)	1,469
Loss before income taxes	(576)	(1,256)	(2,926)	(4,747)
Benefit for income taxes	(176)	(173)	(789)	(138)
Net loss	$(400)	$(1,083)	$(2,137)	$(4,609)
Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.12)	$(0.29)
Weighted average shares outstanding - basic and diluted	18,338	17,905	18,202	15,787

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$142	$103	$430	$321
Stock-based compensation	42	34	118	93
(2) Includes stock-based compensation	214	214	619	624
(3) Includes stock-based compensation	296	260	793	771
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(400)	$(1,083)	$(2,137)	$(4,609)
Other comprehensive income (loss):
Reclassification of unrealized gain upon sale of available-for-sale securities	—	—	—	(255)
Unrealized loss on available-for-sale securities	—	—	—	(2)
Tax effect of unrealized gain on available-for-sale securities	—	—	—	26
Total comprehensive loss	$(400)	$(1,083)	$(2,137)	$(4,840)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,137)	$(4,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,541	3,800
Stock-based compensation	1,530	1,488
Reversal of uncertain tax positions	(1,421)	(967)
Loss on asset disposal	187	—
Gain on sale of patents	—	(1,600)
Gain on sale of marketable securities	—	(264)
Deferred income tax expense	—	69
Other non-cash tax expense	—	26
Other	42	89
Changes in operating assets and liabilities:
Accounts receivable, net	801	130
Inventories	(622)	175
Prepaid expenses and other current and long-term assets, net	583	808
Accounts payable	(611)	787
Accrued current and long-term liabilities	610	(167)
Income taxes payable	256	195
Net cash provided by (used in) operating activities	2,759	(40)
Cash flows from investing activities:
Purchases of property and equipment	(1,275)	(2,017)
Proceeds from sales and maturities of marketable securities	—	12,961
Proceeds from sale of patents	—	1,600
Net cash provided by (used in) investing activities	(1,275)	12,544
Cash flows from financing activities:
Payments on asset financings	(1,454)	(2,219)
Proceeds from issuances of common stock	444	312
Repurchase of debentures	—	(15,779)
Net proceeds from equity offering	—	8,327
Payments on line of credit	—	(3,000)
Net cash used in financing activities	(1,010)	(12,359)
Net change in cash and cash equivalents	474	145
Cash and cash equivalents, beginning of period	15,092	16,872
Cash and cash equivalents, end of period	$15,566	$17,017
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 117 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit (“IC”) semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2012 and 2011 is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2011 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2012, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2012.
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
Reclassifications
Certain reclassifications have been made to the 2011 notes to the condensed consolidated financial statements to conform to the 2012 presentation.

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

NOTE 2: BALANCE SHEET COMPONENTS
Marketable Securities
As of September 30, 2012 and December 31, 2011, our short- and long-term marketable securities balances were zero.
During the nine months ended September 30, 2011, we sold the remaining portion of our long-term equity investment. We determined the cost of the securities sold using specific identification. Net unrealized holding gains of $255 on available-for-sale securities were reclassified out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2011. Unrealized holding gains and losses are recorded in accumulated other comprehensive income (loss), a component of shareholders' equity, in the condensed consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments.
Accounts receivable consists of the following:

	September 30, 2012	December 31, 2011
Accounts receivable, gross	$4,124	$4,918
Less: allowance for doubtful accounts	(368)	(361)
Accounts receivable, net	$3,756	$4,557

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2012	2011
Balance at beginning of period	$361	$399
Additions charged (reductions credited)	7	(6)
Balance at end of period	$368	$393

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished goods	$1,702	$1,203
Work-in-process	3,027	2,904
Total	$4,729	$4,107

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2012	December 31, 2011
Gross carrying amount	$23,008	$21,661
Less: accumulated depreciation and amortization	(15,989)	(14,295)
Property and equipment, net	$7,019	$7,366

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2012	December 31, 2011
Accrued payroll and related liabilities	$2,777	$2,638
Current portion of accrued liabilities for asset financings	1,898	1,753
Accrued commissions and royalties	1,630	1,407
Accrued interest payable	725	520
Reserve for warranty returns	505	439
Other	1,648	1,490
Total	$9,183	$8,247

The following is the change in our reserve for warranty returns:

	Nine Months Ended
	September 30,
	2012	2011
Reserve for warranty returns:
Balance at beginning of period	$439	$723
Provision (benefit)	485	(139)
Charge-offs	(419)	(194)
Balance at end of period	$505	$390

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

The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2012 we were in compliance with all of the terms of the Revolving Loan Agreement.
As of September 30, 2012 and December 31, 2011, we had no outstanding borrowings under the Revolving Line.

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

The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
As of September 30, 2012:
Money market funds	$14,954	$—	$—	$14,954

As of December 31, 2011:
Money market funds	$9,111	$—	$—	$9,111

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

NOTE 4: RESEARCH AND DEVELOPMENT
During the second quarter of 2012, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an IC product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer under the Co-development Agreement, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

The initial $3,500 due under the Co-development Agreement was received within sixty days of contract signing and two additional payments of $1,750 are each payable upon completion of certain development milestones. As amounts become due and payable without recourse, they are offset against research and development expense up to the amount of related costs incurred. We recognized an offset to research and development expense of $3,063 and $437 during the third and second quarters of 2012, respectively.

NOTE 5: INCOME TAXES
The benefit for income taxes during the 2012 and 2011 periods is primarily due to the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. We recorded a benefit for the reversal of previously recorded tax contingencies of $1,421 and $967 during the first nine months of 2012 and the first nine months of 2011, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including our U.S. net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant U.S. income tax expense or benefit. We have not recorded a valuation allowance against our other foreign net deferred tax assets as we believe that it is more likely than not that we will realize a benefit from those assets.

As of September 30, 2012 and December 31, 2011, the amount of our uncertain tax positions was a liability of $1,955 and $3,105, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $390 within the next twelve months due to the expiration of a statute of limitation in a foreign jurisdiction. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: INTEREST EXPENSE AND OTHER, NET
Interest expense and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense	$(106)	$(90)	$(308)	$(378)
Amortization of debt issuance costs	—	—	—	(31)
Interest income	1	1	4	14
Total interest expense and other, net	$(105)	$(89)	$(304)	$(395)

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(400)	$(1,083)	$(2,137)	$(4,609)
Shares used in computing net loss per share - basic and diluted	18,338	17,905	18,202	15,787
Net loss per common share - basic and diluted	$(0.02)	$(0.06)	$(0.12)	$(0.29)

The increase in shares from the first nine months of 2011 compared to the first nine months of 2012 is primarily due to the sale of approximately 4,198 shares of common stock in an underwritten registered offering during May 2011.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Employee equity incentive plans	4,178	3,798	4,038	3,715
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards and units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2012	2011
Cash paid during the period for:
Interest	$92	$234
Income taxes	352	472
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,231	$2,457

NOTE 9: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. A majority of our assets are located in the United States.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Japan	$10,321	$12,024	$26,681	$32,090
Taiwan	3,034	2,939	7,632	7,883
United States	1,056	410	5,836	1,177
China	741	687	2,584	1,787
Europe	445	541	1,264	1,879
Korea	206	306	787	1,319
Other	482	484	1,355	1,646
	$16,285	$17,391	$46,139	$47,781

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Distributors:
All distributors	78%	75%	71%	69%
Distributor A	52%	58%	50%	52%
End customers: [1]
Top five end customers	56%	55%	54%	55%
End customer A	19%	15%	17%	13%
End customer B	17%	16%	14%	13%
End customer C	5%	11%	5%	15%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2012	December 31, 2011
Account A	19%	54%
Account B	13%	—%
Account C	12%	—%
Account D	11%	6%
Account E	6%	10%

NOTE 10: RISKS AND UNCERTAINTIES

Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on a limited number of foundries and assembly and test vendors to produce all of our wafers and for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within Taiwan, the People’s Republic of China and Singapore increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2012, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.

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

Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 117 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit ("IC") semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net
Net revenue for the three and nine month periods ended September 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue, net	$16,285	$17,391	(6)%	$46,139	$47,781	(3)%

Net revenue decreased $1.1 million, or 6%, from the third quarter of 2011 to the third quarter of 2012, and decreased $1.6 million, or 3%, from the first nine months of 2011 to the first nine months of 2012. Revenue related to IC product sales was $15.7 million and $17.3 million for the third quarter of 2012 and 2011, respectively and was $41.1 million and $47.8 million for the first nine months of 2012 and 2011, respectively. Revenue related to licensing agreements was $0.6 million and $5.0 million for the third quarter and first nine months of 2012, respectively. The 2011 periods did not include any revenue associated with licensing agreements.
The decrease in revenue related to IC product sales was primarily attributable to a 15% decrease in average selling price (“ASP”), during the 2012 periods compared to the 2011 periods. This decrease in ASP was partially offset by a 7% increase in units sold during the third quarter of 2012 compared to the third quarter of 2011. Total units sold during the first nine months of 2011 compared to the first nine months of 2012 were relatively unchanged.
The decreases in ASP were primarily due to a greater proportion of unit sales of our latest generation MotionEngine® co-processor ICs, which have lower price points than our other product lines. The decrease was also attributable to reduced pricing on our earlier generation digital projector products.

The increase in units sold during the third quarter of 2012 compared to the third quarter of 2011 was primarily due to increased sales of our MotionEngine® co-processor IC products into the advanced television market, partially offset by a decrease in sales of our earlier generation digital projector products due to competitive factors affecting customer transition to next generation digital projector solutions.
We anticipate that macro-economic weaknesses and seasonality will contribute to reduced revenue for the fourth quarter of 2012, compared to the third quarter of 2012. We have historically experienced higher revenue from the digital projector market during the third quarter of the year and lower revenue during the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended September 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	% of revenue	2011	% of revenue
Direct product costs and related overhead [1]	$8,016	49%	$8,800	51%
Licensing costs [2]	297	2	—	0
Inventory charges [3]	—	0	(2)	0
Other cost of revenue [4]	184	1	137	1
Total cost of revenue	$8,497	52%	$8,935	51%
Gross profit	$7,788	48%	$8,456	49%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties, all of which are related to sales of IC products.

[2]	Includes direct labor costs and allocated overhead associated with license revenue arrangements.

[3]	Includes a benefit for sales of previously written down inventory.

[4]	Includes stock based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin decreased to 48% of revenue during the third quarter of 2012, down from 49% of revenue in the third quarter of 2011. Excluding the impact of license revenue, direct product costs and related overhead as a percentage of revenue were approximately 51% during the third quarter of 2011 and the third quarter of 2012, reflecting reduced ASPs and product costs as well as offsetting fluctuations in product mix. Gross profit margin on our license revenue during the third quarter of 2012 was consistent with our overall gross profit margin during the third quarter of 2012 and 2011.

Cost of revenue and gross profit for the nine month periods ended September 30, 2012 and 2011, was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	% of revenue	2011	% of revenue
Direct product costs and related overhead [1]	$21,544	47%	$24,620	52%
Licensing costs [2]	802	2	—	0
Inventory charges [3]	(11)	0	300	1
Other cost of revenue [4]	548	1	414	1
Total cost of revenue	$22,883	50%	$25,334	53%
Gross profit	$23,256	50%	$22,447	47%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties, all of which are related to sales of IC products.

[2]	Includes direct labor costs and allocated overhead associated with license revenue arrangements.

[3]	Includes charges to reduce inventory to lower of cost or market less a benefit for sales of previously written down inventory.

[4]	Includes stock based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin increased to 50% of revenue in the first nine months of 2012, up from 47% of revenue in the first nine months of 2011. This increase was due primarily to the recognition of higher margin license revenue during the first nine months of 2012. The favorable impact of licensing revenue on gross margin was partially offset by non-recurring charges related to a discontinued product and increased warranty returns during the first nine months of 2012. Additionally, direct product costs and related overhead as a percentage of revenue during the first nine months of 2012 compared to the first nine months of 2011 reflected reduced ASPs and product costs as well as offsetting fluctuations in product mix.
Pixelworks' gross margin is subject to variability based on changes in revenue levels, recognition of license revenue, product mix, ASPs, startup costs, and the timing and execution of manufacturing ramps as well as other factors.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Co-development agreement
During the second quarter of 2012, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an IC product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer under the Co-development Agreement, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

The initial $3.5 million due under the Co-development Agreement was received within sixty days of contract signing and two additional payments of $1.75 million are each payable upon completion of certain development milestones. As amounts become due and payable without recourse, they are offset against research and development expense up to the amount of related costs incurred. We recognized an offset to research and development expense of $3.1 million and $0.4 million during the third and second quarters of 2012, respectively.

2012 v. 2011
Research and development expense for the three month periods ended September 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended
	September 30,		2012 v. 2011
	2012	2011	$ Change	% Change
Research and development	$4,702	$5,982	$(1,280)	(21)%

Research and development expense decreased $1.3 million, or 21%, from the third quarter of 2011 to the third quarter of 2012. The decrease was primarily attributable to a benefit of $3.1 million recognized in the third quarter of 2012 offset by an increase in non-recurring engineering expense of $1.6 million. The benefit recognized and the increase in non-recurring engineering expense are both related to the Co-development Agreement. The decrease was also partially offset by an increase to compensation expense due to an increase in headcount and variable compensation expense.
Research and development expense for the nine month periods ended September 30, 2012 and 2011, was as follows (dollars in thousands):

	Nine Months Ended
	September 30,		2012 v. 2011
	2012	2011	$ Change	% Change
Research and development	$14,510	$17,531	$(3,021)	(17)%

Research and development expense decreased $3.0 million, or 17%, from the first nine months of 2011 to the first nine months of 2012. The decrease was primarily attributable to a benefit of $3.5 million recognized in the first nine months of 2012 offset by an increase in non-recurring engineering expense of $1.0 million. The benefit recognized and the increase in non-recurring engineering expense are both related to the Co-development Agreement. The decrease was also attributable to a $0.5 million reduction in direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements; these costs were recorded in cost of revenue. These decreases were partially offset by an increase to compensation expense due to an increase in headcount and variable compensation expense.

We anticipate an increase in research and development expense for the fourth quarter of 2012 compared to the third quarter of 2012 as we continue to incur expenses related to the Co-development Agreement and do not expect to recognize additional offsets to research and development expense until the completion of certain development milestones in 2013.
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
Selling, general and administrative expense for the three and nine month periods ended September 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		2012 v. 2011	September 30,		2012 v. 2011
	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative	$3,557	$3,641	(2)%	$11,368	$11,132	2%

Selling, general and administrative expense decreased $0.1 million, or 2%, from the third quarter of 2011 to the third quarter of 2012, and increased $0.2 million, or 2%, from the first nine months of 2011 to the first nine months of 2012. The decrease from the third quarter of 2011 to the third quarter of 2012 was primarily due to a decrease in compensation expense resulting from reduced headcount. The increase from the first nine months of 2011 to the first nine months of 2012 was primarily due to increased non-recurring legal expenses and variable compensation expense, partially offset by reduced headcount.

Other income (expense), net
Net other income (expense) for the three and nine month periods ended September 30, 2012 and 2011, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	$ Change	2012	2011	$ Change
Interest expense and other, net [1]	$(105)	$(89)	$(16)	$(304)	$(395)	$91
Gain on sale of patents [2]	—	—	—	—	1,600	(1,600)
Gain on sale of marketable securities	—	—	—	—	264	(264)
Total other income (expense), net	$(105)	$(89)	$(16)	$(304)	$1,469	$(1,773)

[1]
Interest expense and other, net consists of interest expense, interest income and amortization of debt issuance costs. The decrease from the first nine months of 2011 to the first nine months of 2012 was primarily due to a decrease in interest expense and amortization of debt issuance costs attributable to the repayment of our convertible subordinated debentures in the second quarter of 2011.

[2]
In the first quarter of 2011, we sold certain patents and related rights and materials for proceeds and a net gain of $1.6 million. All of the patents were originally obtained by us during our June 2005 acquisition of Equator Technologies, Inc., and the underlying technologies pertain to markets that we no longer pursue.

Benefit for income taxes
The benefit for income taxes during the 2012 and 2011 periods is primarily due to the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Due to the full valuation allowance on our U.S. net deferred tax assets, including our U.S. net operating losses, we do not incur significant U.S. income tax expense or benefit. We recorded a benefit for the reversal of previously recorded tax contingencies of $1.4 million and $1.0 million during the first nine months of 2012 and the first nine months of 2011, respectively.
Liquidity and Capital Resources

Cash and cash equivalents
Total cash and cash equivalents increased from $15.1 million at December 31, 2011 to $15.6 million at September 30, 2012. The net increase during the first nine months of 2012 resulted from $2.8 million provided by operating activities and $0.4 million in proceeds from the issuance of common stock, partially offset by $2.7 million used for payments on property and equipment and other asset financing.

As of September 30, 2012, our cash and cash equivalents balance of $15.6 million consisted of $0.6 million in cash and $15.0 million in cash equivalents held in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2012, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net decreased to $3.8 million as of September 30, 2012 from $4.6 million as of December 31, 2011. The average number of days sales outstanding decreased to 21 days as of September 30, 2012 from 24 days as of December 31, 2011. The decrease in days sales outstanding was primarily due to an increase in customer payments received in advance of payment terms.

Inventories
Inventories increased to $4.7 million as of September 30, 2012 from $4.1 million as of December 31, 2011. Inventory turnover decreased to 7.6 as of September 30, 2012 from 8.0 as of December 31, 2011, primarily due to decreased material costs. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
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
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company’s obligations under the Revolving Loan Agreement and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2012, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of September 30, 2012 and December 31, 2011, we had no outstanding borrowings under the Revolving Line.

Liquidity
As of September 30, 2012, we have no short- or long-term debt and our cash and cash equivalents balance of $15.6 million is highly liquid. We anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.
Contractual Payment Obligations
Our contractual obligations for 2012 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 8, 2012. Our obligations for 2012 and beyond have not changed materially as of September 30, 2012.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of September 30, 2012, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 50%, 53% and 44% of revenue for the nine month period ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Revenue attributable to our top five end customers represented 54%, 51% and 58% of revenue for the nine month period ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively. As of September 30, 2012, we had four accounts that each represented 10% or more of accounts receivable. As of September 30, 2011, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Almost all of our customers are located in Japan, the People’s Republic of China (“PRC”), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 87% of revenue for the nine month period ended September 30, 2012 and 96% of revenue for the years ended December 31, 2011 and 2010, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S.; most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., CSR plc, i-Chips Technologies Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd. Inc., Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, NVIDIA Corporation, QUALCOMM Incorporated, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, Texas Instruments Incorporated and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on a limited number of foundries and assembly and test vendors to produce all of our wafers and for completion of finished products. Our wafers are not fabricated at more than one foundry at any given time and our wafers typically are designed to be fabricated in a specific process at only one foundry. Sole sourcing each product increases our dependence on our suppliers. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. Our suppliers can increase the prices of the products we purchase from them with little notice, which may cause us to increase the prices to our customers and harm our competitiveness. Because our requirements represent only a small portion of the total production capacity of our contract manufacturers, they could reallocate capacity to other customers during periods of high demand for our products, as they have done in the past. We expect this may occur again in the future.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 117 patents and have 29 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Upon expiration of the term of the standstill agreement, there will no longer be restrictions on Becker Drapkin’s ability to buy additional shares, vote or participate in sale transactions or tender offers. As a result, Becker Drapkin will have the ability to exert significant influence on our management and operations, and matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of the Company or its assets. In August 2012, we entered into an amendment to the standstill agreement with Becker Drapkin that grants Becker Drapkin the right to acquire additional shares of our common stock on or before November 30, 2012.
In addition, the acquisition of additional shares or sale of shares by Becker Drapkin could trigger an “ownership change” under Section 382 of the Code and result in a limitation in our ability to use our net operating loss carryforwards, pursuant to Section 382 of the Code.

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

In addition to the minimum $1.00 per share requirement, NASDAQ Global Market also requires satisfaction of one of the following in addition to certain other requirements: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues (in the latest fiscal year or in two of the last three fiscal years), (ii) a minimum of $50.0 million in market value of listed securities, or (iii) a minimum of $10.0 million in stockholders’ equity. We have, and expect to continue to have, a total asset value of less than $50.0 million and as recently as December 31, 2008, our shareholders’ equity was below $10.0 million. In the future, we may be unable to meet these continued listing requirements and our stock could become subject to delisting.
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

10.1
Amendment No. 1 dated August 9, 2012 to the Agreement dated February 8. 2012 by and among Pixelworks, Inc., Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners IV, L.P., and Bradley Shisler (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2012).

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

PIXELWORKS, INC.

Dated:	November 2, 2012	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer