Form 10-Q
period 2013-03-31
PIXELWORKS, INC
filed 2013-05-03
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock outstanding as of April 30, 2013: 18,615,165

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,647	$13,404
Accounts receivable, net	2,398	3,772
Inventories	2,424	2,702
Prepaid expenses and other current assets	1,708	1,727
Total current assets	19,177	21,605
Property and equipment, net	5,316	6,283
Other assets, net	1,494	1,653
Total assets	$25,987	$29,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,195	$2,224
Accrued liabilities and current portion of long-term liabilities	8,337	8,666
Current portion of income taxes payable	150	207
Short-term line of credit	2,300	—
Total current liabilities	12,982	11,097
Long-term liabilities, net of current portion	953	1,445
Income taxes payable, net of current portion	2,000	2,331
Total liabilities	15,935	14,873
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	350,320	349,531
Accumulated other comprehensive loss	(113)	(113)
Accumulated deficit	(340,155)	(334,750)
Total shareholders’ equity	10,052	14,668
Total liabilities and shareholders’ equity	$25,987	$29,541
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue, net	$8,271	$14,330
Cost of revenue (1)	4,294	6,521
Gross profit	3,977	7,809
Operating expenses:
Research and development (2)	5,884	5,093
Selling, general and administrative (3)	3,598	4,019
Total operating expenses	9,482	9,112
Loss from operations	(5,505)	(1,303)
Interest expense and other, net	(98)	(98)
Loss before income taxes	(5,603)	(1,401)
Benefit for income taxes	(198)	(763)
Net loss	$(5,405)	$(638)
Net loss per share - basic and diluted	$(0.29)	$(0.04)
Weighted average shares outstanding - basic and diluted	18,456	18,029

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$91	$132
Stock-based compensation	40	39
(2) Includes stock-based compensation	258	222
(3) Includes stock-based compensation	386	241
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,405)	$(638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,058	1,172
Stock-based compensation	684	502
Reversal of uncertain tax positions	(452)	(1,044)
Other	38	34
Changes in operating assets and liabilities:
Accounts receivable, net	1,374	(2,097)
Inventories	278	968
Prepaid expenses and other current and long-term assets, net	214	(396)
Accounts payable	(151)	(1,813)
Accrued current and long-term liabilities	(237)	479
Income taxes payable	64	132
Net cash used in operating activities	(2,535)	(2,701)
Cash flows from investing activities:
Purchases of property and equipment	(69)	(21)
Cash used in investing activities	(69)	(21)
Cash flows from financing activities:
Proceeds from line of credit	2,300	—
Payments on asset financings	(558)	(867)
Proceeds from issuances of common stock	105	144
Net cash provided by (used in) financing activities	1,847	(723)
Net decrease in cash and cash equivalents	(757)	(3,445)
Cash and cash equivalents, beginning of period	13,404	15,092
Cash and cash equivalents, end of period	$12,647	$11,647
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 121 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions, smaller screen displays, and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit (“IC”) semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2013 and 2012 is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2012 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2013, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2013.
Comprehensive Loss
The Company reports comprehensive loss and its components following guidance set forth by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three months ended March 31, 2013 and 2012, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a schedule of comprehensive income or loss in our interim condensed consolidated financial statements.
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
Accounts receivable consists of the following:

	March 31, 2013	December 31, 2012
Accounts receivable, gross	$2,745	$4,124
Less: allowance for doubtful accounts	(347)	(352)
Accounts receivable, net	$2,398	$3,772

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$352	$361
Additions charged (reductions credited)	(5)	22
Balance at end of period	$347	$383

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2013	December 31, 2012
Finished goods	$814	$1,090
Work-in-process	1,610	1,612
Inventories	$2,424	$2,702

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2013	December 31, 2012
Gross carrying amount	$21,555	$21,451
Less: accumulated depreciation and amortization	(16,239)	(15,168)
Property and equipment, net	$5,316	$6,283

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued payroll and related liabilities	$2,228	$2,305
Accrued commissions and royalties	1,694	1,708
Current portion of accrued liabilities for asset financings	1,568	1,688
Accrued interest payable	881	808
Reserve for warranty returns	363	457
Other	1,603	1,700
Accrued liabilities and current portion of long-term liabilities	$8,337	$8,666

The following is the change in our reserve for warranty returns:

	Three Months Ended
	March 31,
	2013	2012
Reserve for warranty returns:
Balance at beginning of period	$457	$439
Provision (benefit)	(63)	269
Charge-offs	(31)	(278)
Balance at end of period	$363	$430

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement (the "Revolving Loan Agreement") with Silicon Valley Bank (the "Bank"). On December 14, 2012, we and the Bank entered into Amendment No. 1 to the Revolving Loan Agreement. The Revolving Loan Agreement, as amended, provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement, as amended, also provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2013 we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line as of March 31, 2013 consisted of a non-formula advance of $2,300 which was repaid within required terms. The interest rate on short-term borrowings outstanding as of March 31, 2013 was 3.5%. As of December 31, 2012, we had no outstanding borrowings under the Revolving Line.

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

The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
As of March 31, 2013:
Money market funds	$12,376	$—	$—	$12,376

As of December 31, 2012:
Money market funds	$13,104	$—	$—	$13,104

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

NOTE 4: RESEARCH AND DEVELOPMENT
During the second quarter of 2012, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses that we expect to incur in connection with our development of an IC product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer under the Co-development Agreement, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

The initial $3,500 due under the Co-development Agreement was received within sixty days of contract signing and two additional payments of $1,750 are each payable upon completion of certain development milestones, which we have not yet reached. As amounts become due and payable without recourse, they are offset against research and development expense up to the amount of related costs incurred. We recognized an offset to research and development expense of $3,500 related to the Co-development Agreement during 2012. There was no offset to research and development expense recognized in the first quarter of 2013.

NOTE 5: INCOME TAXES
The benefit for income taxes during the 2013 and 2012 periods is primarily due to the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. We recorded a benefit for the reversal of previously recorded tax contingencies of $452 and $1,044 during the first quarter of 2013 and 2012, respectively.
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
As of March 31, 2013 and December 31, 2012, the amount of our uncertain tax positions was a liability of $1,692 and $2,090, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $266 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law on January 3, 2013. The reinstatement had no effect on the effective tax rate.

NOTE 6: INTEREST EXPENSE AND OTHER, NET
Interest expense and other, consists of the following:

	Three Months Ended
	March 31,
	2013	2012
Interest expense	$(99)	$(100)
Interest income	1	2
Total interest expense and other, net	$(98)	$(98)

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(5,405)	$(638)
Shares used in computing net loss per share - basic and diluted	18,456	18,029
Net loss per common share - basic and diluted	$(0.29)	$(0.04)

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2013	2012
Employee equity incentive plans	4,388	3,839
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards and units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 8: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2013	2012
Cash paid during the period for:
Interest	$46	$42
Income taxes	152	128
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$—	$197

NOTE 9: RELATED PARTY TRANSACTIONS
On March 28, 2013, we granted a Board member 13,513 restricted stock units, for consulting services provided to the Company during the first quarter of 2013. The number of restricted stock units granted was determined by taking the quotient of $30 divided by the closing price of the Company's common stock on March 28, 2013. The restricted stock units vested 100% on the grant date and the related stock-based compensation was recognized during the first quarter of 2013.

NOTE 10: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. A majority of our assets are located in the United States.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended
	March 31,
	2013	2012
Japan	$4,901	$7,432
Taiwan	1,653	2,056
Europe	443	499
China	432	1,077
Korea	290	297
United States	114	2,307
Other	438	662
	$8,271	$14,330

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2013	2012
Distributors:
All distributors	81%	67%
Distributor A	43%	45%
Distributor B	12%	—%
Distributor C	11%	6%
End customers: [1]
Top five end customers	56%	52%
End customer A	19%	7%
End customer B	14%	9%
End customer C	11%	8%
End customer D	4%	15%
End customer E	—%	14%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2013	December 31, 2012
Account A	17%	35%
Account B	17%	15%
Account C	13%	15%
Account D	10%	8%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2013, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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

Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications and hold 121 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital display and projection devices, such as large-screen flat panel televisions, smaller screen displays, and digital front projectors, to manufacture their products with a consistently high level of video quality, regardless of the content’s source or format. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs and differentiate their display and projection devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit ("IC") semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net
Net revenue for the three month periods ended March 31, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2013 v. 2012
	2013	2012	$ Change	% Change
Revenue, net	$8,271	$14,330	$(6,059)	(42)%

Net revenue decreased $6.1 million, or 42%, from the first quarter of 2012 to the first quarter of 2013. Revenue related to IC product sales was $8.3 million and $12.2 million for the first quarter of 2013 and 2012, respectively. Revenue related to licensing agreements was $2.1 million in the first quarter of 2012 and was negligible in the first quarter of 2013; however, we continue to pursue licensing agreements.

The decrease in revenue related to IC product sales was primarily attributable to a 35% decrease in units sold, partially offset by a 3% increase in average selling price ("ASP"). The decrease in units sold was primarily due to decreased sales into both the digital projector and advanced television markets. The decrease in units sold attributable to the digital projector market was primarily due to customers' continued efforts to adjust inventory levels. The decrease in units sold attributable to the advanced television market was primarily due to the continued impact of the macro-environment on end market demand and customer transition to our Ultra High Definition products. The increase in ASP was largely due to a more favorable product mix.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	% of revenue	2012	% of revenue
Direct product costs and related overhead [1]	$4,161	50%	$6,256	44%
Inventory charges [2]	2	0	(8)	0
Licensing costs [3]	—	0	102	1
Other cost of revenue [4]	131	2	171	1
Total cost of revenue	$4,294	52%	$6,521	46%
Gross profit	$3,977	48%	$7,809	54%

[1]	Includes purchased materials, assembly, test, labor, employee benefits, warranty expense and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[3]	Includes direct labor costs and allocated overhead associated with license revenue arrangements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin decreased to 48% of total revenue in the first quarter of 2013, down from 54% of total revenue in the first quarter of 2012. The decrease resulted primarily from the recognition of $2.1 million of revenue related to licensing agreements during the first quarter of 2012 for which there were only $0.1 million in associated costs.

Excluding the impact of license revenue recorded in the first quarter of 2012, direct product costs and related overhead as a percentage of revenue was approximately 50% and 51% in the first quarter of 2013 and 2012, respectively. The decrease in direct product costs and related overhead as a percentage of revenue was primarily due to a more favorable product mix.

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
Co-development agreement
During the second quarter of 2012, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses that we expect to incur in connection with our development of an IC product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer under the Co-development Agreement, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

The initial $3.5 million due under the Co-development Agreement was received within sixty days of contract signing and two additional payments of $1.75 million are each payable upon completion of certain development milestones, which we have not yet reached. As amounts become due and payable without recourse, they are offset against research and development expense up to the amount of related costs incurred. We recognized an offset to research and development expense of $3.5 million related to the Co-development Agreement during 2012. There was no offset to research and development expense recognized in the first quarter of 2013.

2013 v. 2012
Research and development expense for the three month periods ended March 31, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2013 v. 2012
	2013	2012	$ Change	% Change
Research and development	$5,884	$5,093	$791	16%

Research and development expense increased $0.8 million, or 16%, from the first quarter of 2012 to the first quarter of 2013. The increase was primarily attributable to increases in non-recurring engineering expense related to the Co-development Agreement and an increase in compensation expense due to an increase in headcount.

We anticipate a reduction to research and development expense during the second quarter of 2013 compared to the first quarter of 2013 as we recognize additional offsets to research and development expense upon the completion of certain development milestones related to the Co-development Agreement.
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
Selling, general and administrative expense for the three month periods ended March 31, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2013 v. 2012
	2013	2012	$ Change	% Change
Selling, general and administrative	$3,598	$4,019	$(421)	(10)%

Selling, general and administrative expense decreased $0.4 million, or 10%, from the first quarter of 2012 to the first quarter of 2013, primarily due to a decrease in compensation expense resulting from reduced headcount and a decrease in non-recurring legal expenses.
Benefit for income taxes
The benefit for income taxes during the 2013 and 2012 periods is primarily due to the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation, partially offset by current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. Due to the full valuation allowance on our U.S. net deferred tax assets, including our U.S. net operating losses, we do not incur significant U.S. income tax expense or benefit. We recorded a benefit for the reversal of previously recorded tax contingencies of $0.5 million and $1.0 million during the first quarter of 2013 and 2012, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $0.8 million from $13.4 million at December 31, 2012 to $12.6 million at March 31, 2013. The net decrease in the first quarter of 2013 resulted from $2.5 million used in operating activities and $0.6 million in payments on asset financing, partially offset by a $2.3 million non-formula advance on our short-term line of credit. Excluding the non-formula advance, our cash and marketable securities would have decreased $3.1 million from December 31, 2012 to March 31, 2013.

As of March 31, 2013, our cash and cash equivalents balance of $12.6 million consisted of $0.2 million in cash and $12.4 million in cash equivalents held in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2013, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net decreased to $2.4 million as of March 31, 2013 from $3.8 million as of December 31, 2012. The decrease in accounts receivable was primarily due to a decrease in revenue from the fourth quarter of 2012 to the first quarter of 2013. The average number of days sales outstanding increased to 26 days as of March 31, 2013 from 25 days as of December 31, 2012.
Inventories
Inventories decreased to $2.4 million as of March 31, 2013 from $2.7 million as of December 31, 2012. Inventory turnover decreased to 6.5 as of March 31, 2013 from 7.3 as of December 31, 2012, due to decreased average inventory balances and decreased costs associated with decreased revenue. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement (the "Revolving Loan Agreement") with Silicon Valley Bank (the "Bank"). On December 14, 2012, we and the Bank entered into Amendment No. 1 to the Revolving Loan Agreement. The Revolving Loan Agreement, as amended, provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. In addition, the Revolving Loan Agreement, as amended, also provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2013 we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line as of March 31, 2013 consisted of a non-formula advance of $2.3 million which was repaid within required terms. As of December 31, 2012, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of March 31, 2013, we had no long-term debt and short-term debt of $2.3 million. This short-term debt was repaid before the fifth business day following March 31, 2013. Our cash and cash equivalents balance is highly liquid. We anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.

Contractual Payment Obligations
Our contractual obligations for 2013 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013. Our obligations for 2013 and beyond have not changed materially as of March 31, 2013.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of March 31, 2013, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
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

We have significantly fewer financial resources than most of our competitors which limits our ability to implement new products or enhancements to our current products and may require us to implement future restructuring plans, which could adversely affect our future sales and financial condition.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 43%, 50% and 53% of revenue for the three month period ended March 31, 2013 and the years ended December 31, 2012, and 2011, respectively. Revenue attributable to our top five end customers represented 56%, 53% and 51% of revenue for the three month period ended March 31, 2013 and the years ended December 31, 2012, and 2011, respectively. As of March 31, 2013, we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2012, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Almost all of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 99%, 90% and 96% of revenue for the three month period ended March 31, 2013 and the years ended December 31, 2012 and 2011, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S.; most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

•	difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax rates, tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	ensuring that we obtain complete and accurate information from our Asian operations to make proper disclosures in the United States;

•	political and economic instability, including current events on the Korean Peninsula;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in the PRC, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;

•	outbreaks of health epidemics in the PRC or other parts of Asia;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales;

•	varying employment and labor laws; and

•	greater vulnerability to infrastructure and labor disruptions than in established markets.
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
Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 121 patents and have 29 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
We may from time to time grant Becker Drapkin a waiver from some or all of its obligations under the standstill agreement. For example, in August 2012, we entered into an amendment to the standstill agreement with Becker Drapkin that allowed Becker Drapkin to acquire additional shares of our common stock on or before November 30, 2012. Pursuant to this agreement, Becker Drapkin acquired 139,347 shares of our common stock.
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

In addition to the minimum $1.00 per share requirement, NASDAQ Global Market has other listing requirements, including: (i) minimum of $50.0 million in total asset value and $50.0 million in revenues (in the latest fiscal year or in two of the last three fiscal years); (ii) a minimum of $50.0 million in market value of listed securities; or (iii) a minimum of $10.0 million in stockholders' equity. We have, and expect to continue to have, a total asset value of less than $50.0 million and less than $50.0 million in market value of listed securities. Therefore, we generally rely on maintaining a minimum of $10.0 million in stockholders' equity to remain in compliance with NASDAQ Marketplace Rules. As of March 31, 2013, we had $10.1 million in stockholders' equity. We have a history of incurring net losses, however, and if we continue to do so in the future we may not be able to maintain a minimum of $10.0 million in stockholder's equity and our stock could become subject to delisting.
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

PIXELWORKS, INC.

Dated:	May 3, 2013	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer