Form 10-Q
period 2013-09-30
PIXELWORKS, INC
filed 2013-11-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock outstanding as of October 31, 2013: 21,970,545

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,477	$13,404
Accounts receivable, net	2,470	3,772
Inventories	2,269	2,702
Prepaid expenses and other current assets	1,270	1,727
Total current assets	27,486	21,605
Property and equipment, net	4,592	6,283
Other assets, net	3,067	1,653
Total assets	$35,145	$29,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,499	$2,224
Accrued liabilities and current portion of long-term liabilities	11,525	8,666
Current portion of income taxes payable	147	207
Total current liabilities	14,171	11,097
Long-term liabilities, net of current portion	1,170	1,445
Income taxes payable, net of current portion	2,152	2,331
Total liabilities	17,493	14,873
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock	—	—
Common stock	361,335	349,531
Accumulated other comprehensive loss	(113)	(113)
Accumulated deficit	(343,570)	(334,750)
Total shareholders’ equity	17,652	14,668
Total liabilities and shareholders’ equity	$35,145	$29,541
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue, net	$15,309	$16,285	$33,134	$46,139
Cost of revenue (1)	5,987	8,497	15,213	22,883
Gross profit	9,322	7,788	17,921	23,256
Operating expenses:
Research and development (2)	4,234	4,702	16,128	14,510
Selling, general and administrative (3)	3,296	3,557	10,168	11,368
Total operating expenses	7,530	8,259	26,296	25,878
Income (loss) from operations	1,792	(471)	(8,375)	(2,622)
Interest expense and other, net	(101)	(105)	(296)	(304)
Income (loss) before income taxes	1,691	(576)	(8,671)	(2,926)
Provision (benefit) for income taxes	182	(176)	149	(789)
Net income (loss)	$1,509	$(400)	$(8,820)	$(2,137)
Net income (loss) per share:
Basic	$0.07	$(0.02)	$(0.46)	$(0.12)
Diluted	$0.07	$(0.02)	$(0.46)	$(0.12)
Weighted average shares outstanding:
Basic	20,128	18,338	19,085	18,202
Diluted	21,290	18,338	19,085	18,202

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$77	$142	$266	$430
Stock-based compensation	29	42	100	118
(2) Includes stock-based compensation	209	214	682	619
(3) Includes stock-based compensation	301	296	1,041	793
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,820)	$(2,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,242	3,541
Stock-based compensation	1,823	1,530
Reversal of uncertain tax positions	(452)	(1,421)
(Gain) loss on asset disposal	(12)	187
Other	54	42
Changes in operating assets and liabilities:
Accounts receivable, net	1,302	801
Inventories	433	(622)
Prepaid expenses and other current and long-term assets, net	833	583
Accounts payable	207	(611)
Accrued current and long-term liabilities	2,990	610
Income taxes payable	213	256
Net cash provided by operating activities	1,813	2,759
Cash flows from investing activities:
Purchases of property and equipment	(1,383)	(1,275)
Purchases of other assets	(598)	—
Proceeds from sales of property and equipment	13	—
Net cash used in investing activities	(1,968)	(1,275)
Cash flows from financing activities:
Net proceeds from equity offering	9,625	—
Payments on asset financings	(1,753)	(1,454)
Proceeds from issuances of common stock	356	444
Net cash provided by (used in) financing activities	8,228	(1,010)
Net increase in cash and cash equivalents	8,073	474
Cash and cash equivalents, beginning of period	13,404	15,092
Cash and cash equivalents, end of period	$21,477	$15,566
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
We are an innovative designer, developer and marketer of video and pixel processing semiconductors, intellectual property and software for high-end digital video applications and hold 123 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital displays of all types, such as large-screen flat panel televisions, small-screen high resolution displays, and digital front projectors, to deliver a consistently high level of video quality, regardless of the content’s source, format or screen size. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs, save power and differentiate their display and mobile devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit (“IC”) semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2013 and 2012 is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2012 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2013, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2013.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and nine month periods ended September 30, 2013 and 2012, aside from our net income (loss), there were no other items of comprehensive income or loss and therefore the Company has not included a schedule of comprehensive income or loss in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.

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
Accounts receivable consists of the following:

	September 30, 2013	December 31, 2012
Accounts receivable, gross	$2,810	$4,124
Less: allowance for doubtful accounts	(340)	(352)
Accounts receivable, net	$2,470	$3,772

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2013	2012
Balance at beginning of period	$352	$361
Additions charged (reductions credited)	(12)	7
Balance at end of period	$340	$368

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2013	December 31, 2012
Finished goods	$754	$1,090
Work-in-process	1,515	1,612
Inventories	$2,269	$2,702

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Gross carrying amount	$22,442	$21,451
Less: accumulated depreciation and amortization	(17,850)	(15,168)
Property and equipment, net	$4,592	$6,283

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued payroll and related liabilities	$2,798	$2,305
Deferred revenue	2,224	73
Current portion of accrued liabilities for asset financings	2,051	1,688
Accrued commissions and royalties	1,789	1,708
Accrued interest payable	1,011	808
Reserve for warranty returns	361	457
Other	1,291	1,627
Accrued liabilities and current portion of long-term liabilities	$11,525	$8,666

The following is the change in our reserve for warranty returns:

	Nine Months Ended
	September 30,
	2013	2012
Reserve for warranty returns:
Balance at beginning of period	$457	$439
Provision	108	485
Charge-offs	(204)	(419)
Balance at end of period	$361	$505

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2013, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2013 and December 31, 2012, we had no outstanding borrowings under the Revolving Line.

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

The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
As of September 30, 2013:
Money market funds	$21,108	$—	$—	$21,108

As of December 31, 2012:
Money market funds	$13,104	$—	$—	$13,104

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

The initial $3,500 due under the Co-development Agreement was received within sixty days of contract signing and a second payment of $1,750 was received during the third quarter of 2013 upon completion of a development milestone. One additional payment of $1,750 is payable upon completion of an additional development milestone, which as of September 30, 2013, we had not yet reached. When this amount becomes due and payable without recourse, it will be offset against research and development expense up to the amount of related costs incurred. We recognized offsets to research and development expense related to the Co-development Agreement of $3,500 in 2012 and $1,750 in the third quarter of 2013.

NOTE 5: INCOME TAXES
The provision (benefit) for income taxes during the 2013 and 2012 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $452 and $1,421 during the first nine months of 2013 and 2012, respectively.
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
As of September 30, 2013 and December 31, 2012, the amount of our uncertain tax positions was a liability of $1,827 and $2,090, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $269 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law on January 3, 2013. The reinstatement had no effect on the effective tax rate.

NOTE 6: INTEREST EXPENSE AND OTHER, NET
Interest expense and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense	$(102)	$(106)	$(299)	$(308)
Interest income	1	1	3	4
Total interest expense and other, net	$(101)	$(105)	$(296)	$(304)

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$1,509	$(400)	$(8,820)	$(2,137)
Basic weighted average shares outstanding [1]	20,128	18,338	19,085	18,202
Dilutive effect of employee equity incentive plans	1,162	—	—	—
Diluted weighted average shares outstanding	21,290	18,338	19,085	18,202

Net income (loss) per common share:
Basic	$0.07	$(0.02)	$(0.46)	$(0.12)
Diluted	$0.07	$(0.02)	$(0.46)	$(0.12)

[1]
The increase in shares from the third quarter of 2012 to the third quarter of 2013 and from the first nine months of 2012 to the first nine months of 2013 is due primarily to the weighted average effect of the sale of approximately 3,025 shares of common stock in an underwritten registered offering during August 2013.

The following weighted average shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Employee equity incentive plans	1,497	4,178	4,342	4,038
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 8: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2013	2012
Cash paid during the period for:
Interest	$116	$92
Income taxes	350	352
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,266	$1,231

NOTE 9: RELATED PARTY TRANSACTIONS
On March 28, 2013 and June 28, 2013, we granted a Board member 13,513 and 8,771 restricted stock units, respectively, for consulting services provided to the Company during the first nine months of 2013. The number of restricted stock units granted was determined by taking the quotient of $30 divided by the closing price of the Company's common stock on March 28, 2013 and June 28, 2013, respectively. The restricted stock units vested 100% on the grant dates and the related stock-based compensation was recognized during the quarter in which the consulting services were provided.

NOTE 10: SHAREHOLDERS' EQUITY
On August 21, 2013, we completed the sale of 3,025 shares of common stock, in an underwritten registered offering at a price to the public of $3.50 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses payable by us were approximately $9,625.

NOTE 11: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. A majority of our assets are located in the United States.

Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$4,905	$1,056	$5,143	$5,836
Japan	4,461	10,321	14,047	26,681
China	2,303	741	4,189	2,584
Taiwan	1,949	3,034	5,475	7,632
Korea	895	206	1,703	787
Europe	360	445	1,295	1,264
Other	436	482	1,282	1,355
	$15,309	$16,285	$33,134	$46,139

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Distributors:
All distributors	53%	78%	67%	71%
Distributor A	21%	52%	32%	50%
Distributor B	11%	4%	11%	5%
End customers: [1]
Top five end customers	65%	56%	56%	54%
End customer A	32%	—%	15%	—%
End customer B	11%	3%	9%	4%
End customer C	10%	17%	13%	14%
End customer D	7%	7%	12%	7%
End customer E	3%	19%	3%	17%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2013	December 31, 2012
Account A	23%	35%
Account B	21%	1%
Account C	14%	8%
Account D	11%	15%
Account E	3%	15%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2013, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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

Overview
We are an innovative designer, developer and marketer of video and pixel processing semiconductors, intellectual property and software for high-end digital video applications and hold 123 patents related to the visual display of digital image data. Our solutions enable manufacturers of digital displays of all types, such as large-screen flat panel televisions, small-screen high resolution displays, and digital front projectors, to deliver a consistently high level of video quality, regardless of the content’s source, format or screen size. Our core technology leverages unique proprietary techniques for intelligently processing video signals from a variety of sources to ensure that all resulting images are optimized. Additionally, our products help our customers reduce costs, save power and differentiate their display and mobile devices, an important factor in industries that experience rapid innovation.
Our business also includes the license of technologies developed for our integrated circuit ("IC") semiconductor products to non-competitive customers and partners, as well as co-development arrangements with current or prospective IC customers. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Results of Operations

Revenue, net
Net revenue for the three and nine month periods ended September 30, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue, net	$15,309	$16,285	(6)%	$33,134	$46,139	(28)%

Net revenue decreased $1.0 million, or 6%, in the third quarter of 2013 compared to the third quarter of 2012, and decreased $13.0 million, or 28%, in the first nine months of 2013 compared to the first nine months of 2012. Revenue related to IC product sales was $10.5 million and $15.7 million for the third quarter of 2013 and 2012, respectively, and was $28.3 million and $41.1 million for the first nine months of 2013 and 2012, respectively. Revenue related to licensing agreements was $4.8 million in the third quarter and for the first nine months of 2013 and was $0.6 million and $5.0 million for the third quarter and first nine months of 2012, respectively.

During the third quarter of 2013, we entered into an agreement with a third-party to provide a non-exclusive license for a package of our technologies and to provide certain services, under which we expect to receive a total of approximately $10.3 million. The license revenue recorded in the third quarter and the first nine months of 2013 was due to achieving milestones under this agreement. We expect to record an additional $5.5 million in licensing revenue related to this agreement upon the achievement of additional milestones, most of which are expected to be achieved over the next six months. Licensing revenue recorded in the third quarter and the first nine months of 2012 was related to licensing agreements that were entered into during 2011 and 2012.

The decrease in revenue related to IC product sales was primarily attributable to a 37% decrease in units sold in the third quarter of 2013 compared to the third quarter of 2012, and a 35% decrease in units sold in the first nine months of 2013 compared to the first nine months of 2012. The decrease in units sold was partially offset by a 6% increase in average selling price ("ASP") in the third quarter of 2013 compared to the third quarter of 2012 and in the first nine months of 2013 compared to the first nine months of 2012.

The decrease in units sold was primarily due to decreased sales into both the digital projector and advanced television markets, primarily due the continued impact of the macro-economic environment on end market demand. The increase in ASP was primarily due to increased sales of our Ultra High Definition advanced television product, as a percentage of our overall units sold, which has a higher ASP than our other advanced television products.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of revenue	2012	% of revenue	2013	% of revenue	2012	% of revenue
Direct product costs and related overhead [1]	$5,423	35%	$8,016	49%	$14,391	43%	$21,544	47%
Licensing costs [2]	436	3	297	2	436	1	802	2
Inventory charges [3]	22	0	—	0	20	0	(11)	0
Other cost of revenue [4]	106	1	184	1	366	1	548	1
Total cost of revenue	$5,987	39%	$8,497	52%	$15,213	46%	$22,883	50%
Gross profit	$9,322	61%	$7,788	48%	$17,921	54%	$23,256	50%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[3]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin increased to 61% of total revenue in the third quarter of 2013, up from 48% of total revenue in the third quarter of 2012, and increased to 54% of total revenue in the first nine months of 2013, up from 50% of total revenue in the first nine months of 2012.

The increase in gross profit margin in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to more licensing revenue recorded during the third quarter of 2013 compared to the third quarter of 2012. Licensing revenue generally has a higher margin than revenue generated from IC product sales. The increase in gross profit margin in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to fewer costs associated with the licensing revenue recorded during the first nine of months of 2013 compared to the licensing revenue recorded during the third quarter of 2012, and to a non-recurring charge related to a discontinued product that we incurred during the first nine months of 2012.

Pixelworks' gross margin is subject to variability based on changes in revenue levels, recognition of licensing revenue, product mix, ASPs, startup costs, and the timing and execution of manufacturing ramps as well as other factors.
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

The initial $3.5 million due under the Co-development Agreement was received within sixty days of contract signing and a second payment of $1.75 million was received during the third quarter of 2013 upon completion of a development milestone. One additional payment of $1.75 million is payable upon completion of an additional development milestone, which as of September 30, 2013, we had not yet reached. When this amount becomes due and payable without recourse, it will be offset against research and development expense up to the amount of related costs incurred. We recognized offsets to research and development expense related to the Co-development Agreement of $3.5 million in 2012 and $1.75 million in the third quarter of 2013.

We anticipate recognizing the final $1.75 million offset to research and development expense in the fourth quarter of 2013 upon the completion of the remaining development milestone related to the Co-development Agreement.
2013 v. 2012
Research and development expense for the three and nine month periods ended September 30, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Research and development	$4,234	$4,702	(10)%	$16,128	$14,510	11%

Research and development expense decreased $0.5 million, or 10%, in the third quarter of 2013 compared to the third quarter of 2012. The decrease was primarily attributable to a decrease of $1.7 million in non-recurring engineering expense. This decrease was partially offset by a $1.3 million increase due to recognizing a benefit to research and development expense of $1.75 million in the third quarter of 2013 compared to a benefit of $3.1 million in the third quarter of 2012. The benefits recognized, and the decrease in non-recurring engineering expense are both related to the Co-development Agreement.  The remaining decrease was primarily due to a reduction in direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements; these costs were recorded in cost of revenue.

Research and development expense increased $1.6 million, or 11%, in the first nine months of 2013 compared to the first nine months of 2012.  The increase was primarily attributable to recognizing a benefit to research and development expense of $1.75 million in the first nine months of 2013 compared to a benefit of $3.5 million in the first nine months of 2012.  This increase was partially offset by a decrease in non-recurring engineering expense. The benefits recognized, and the decrease in non-recurring engineering expense are both related to the Co-development Agreement.  The remaining increase was primarily due to an increase in compensation expense due to an increase in headcount and annual merit increases.
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
Selling, general and administrative expense for the three and nine month periods ended September 30, 2013 and 2012, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative	$3,296	$3,557	(7)%	$10,168	$11,368	(11)%

Selling, general and administrative expense decreased $0.3 million, or 7%, in the third quarter of 2013 compared to the third quarter of 2012, and decreased $1.2 million, or 11%, in the first nine months of 2013 compared to the first nine months of 2012. The decrease was primarily due to a decrease in compensation expense resulting from reduced headcount.
Provision (benefit) for income taxes
The provision (benefit) for income taxes during the 2013 and 2012 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $0.5 million and $1.4 million during the first nine months of 2013 and 2012, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $8.1 million from $13.4 million at December 31, 2012 to $21.5 million at September 30, 2013. The net increase during the first nine months of 2013 resulted primarily from approximately $9.6 million in net proceeds from our underwritten registered public offering of our common stock (see "Equity offering"), $1.8 million provided by operating activities and $0.4 million in proceeds from the issuance of common stock under our employee equity incentive plans. These increases were partially offset by $3.7 million used for purchases of property and equipment and licensed technology and payments on other asset financing.
As of September 30, 2013, our cash and cash equivalents balance of $21.5 million consisted of $0.4 million in cash and $21.1 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2013, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net decreased to $2.5 million as of September 30, 2013 from $3.8 million as of December 31, 2012. The average number of days sales outstanding decreased to 15 days as of September 30, 2013 from 25 days as of December 31, 2012. The decrease in days sales outstanding was primarily due to $4.8 million of licensing revenue recorded in the third quarter of 2013 which we collected in full during the quarter, as well as an increase in customer payments received in advance of payment terms.
Inventories
Inventories decreased to $2.3 million as of September 30, 2013 from $2.7 million as of December 31, 2012. Inventory turnover increased to 11.3 as of September 30, 2013 from 7.3 as of December 31, 2012, due primarily to a more significant decrease in average inventory balances relative to the decrease in cost of sales. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
Capital resources
Equity offering
On August 21, 2013, we completed the sale of 3,024,500 shares of common stock, in an underwritten registered offering at a price to the public of $3.50 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses payable by us were approximately $9.6 million.

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2013, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2013 and December 31, 2012, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of September 30, 2013, we have no short- or long-term debt and our cash and cash equivalents balance of $21.5 million is highly liquid. We anticipate that our existing working capital, as well as funds available under our Revolving Line, will be adequate to fund our operating, investing and financing needs for the next twelve months. If necessary, management will pursue financing arrangements including the issuance of debt or equity securities or will reduce expenditures, in order to meet the Company’s cash requirements. There is no assurance, however, that we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.

From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require additional financing activities, including the issuance of equity securities that may result in dilution to existing shareholders.

Shareholders' Equity

Shareholders' equity increased approximately $3.0 million from December 31, 2012 to September 30, 2013 primarily due to approximately $9.6 million in net proceeds from our underwritten registered public offering of our common stock in August 2013, partially offset by our net loss recorded in the first nine months of 2013.
Contractual Payment Obligations
Our contractual obligations for 2013 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013. Our obligations for 2013 and beyond have not changed materially as of September 30, 2013.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of September 30, 2013, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
Although we recorded net income as recently as this quarter and the year ended December 31, 2010, we have incurred operating losses since 2004. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure to our investors that we will ever achieve profitability. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 32%, 50% and 53% of revenue for the nine month period ended September 30, 2013 and the years ended December 31, 2012, and 2011, respectively. Revenue attributable to our top five end customers represented 56%, 53% and 51% of revenue for the nine month period ended September 30, 2013 and the years ended December 31, 2012, and 2011, respectively. As of September 30, 2013 we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2012, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
IP license agreements are complex and earning revenue under these agreements depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and, once an agreement is in place, the timing of revenue recognition may depend on events such as customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors, any or all of which may or may not be achieved. The accounting rules associated with recognizing revenue from these transactions are complex and subject to interpretation. Due to these factors, the amount of licensing revenue recognized in any period, if any, and our results of operations, may differ significantly from our expectations.
Finally, because licensing revenue typically has a higher margin compared to product sales, licensing revenue can have a disproportionate impact on our gross profit and results of operations. There is no assurance that we will be able to maintain a consistent level of licensing revenue or mix of licensing revenue and revenue from product sales, which could result in wide fluctuations in our results of operations from period to period, making it difficult to accurately measure the performance of our business.
Our net operating loss carryforwards may be limited or they may expire before utilization.
As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $187 million and $32.8 million, respectively, which expire between 2013 and 2032. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
The majority of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 84%, 90% and 96% of revenue for the nine month period ended September 30, 2013 and the years ended December 31, 2012 and 2011, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S.; most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
The risk of natural disasters in the Pacific Rim region, such as the March 2011 earthquake and tsunami in Japan, is significant. Natural disasters in countries where our manufacturers or customers are located could result in disruption of our manufacturers’ and customers’ operations, resulting in significant delays in shipment of, or significant reductions in orders for, our products. There can be no assurance that we can locate additional manufacturing capacity or markets on favorable terms, or find new customers, in a timely manner, if at all. Natural disasters in this region could also result in:

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
We have, and expect to continue to have, significant operations in the PRC. The economy of the PRC differs from the economies of many countries in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. We cannot be assured that the PRC’s economic policies will be consistent or effective and our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
Additionally, our Chinese subsidiary is considered a foreign-invested enterprise and is subject to laws and regulations applicable to foreign investment in the PRC and, in particular, laws applicable to foreign-invested enterprises. For example, the PRC's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in the PRC, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. Because these laws and regulations are relatively new, and published court decisions are limited and nonbinding in nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC's legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by our PRC subsidiary and could materially and adversely affect our business and results of operations.

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

New regulations related to conflict minerals may adversely impact our business.

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to determine the origin of certain materials used in our products and, by no later than May 31, 2014, disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. If it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. There are costs associated with complying with these requirements, including costs incurred to conduct inquiries to determine the sources of any materials containing conflict minerals used in our products, and to develop and implement potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could also affect the sourcing, supply and pricing of materials used in our products. For example, there may only be a limited number of suppliers offering “conflict free” materials, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at reasonable prices. In addition, we may face reputational challenges if we determine that any of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we may implement.
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

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system may result in serious harm to our business.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 123 patents and have 32 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
We may need to seek additional capital from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, we issued approximately 3.0 million and 4.2 million shares of our common stock in underwritten registered public offerings in August 2013 and May 2011, respectively. New equity securities issued by us could have rights, preferences or privileges senior to those of our common stock.
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
The daily trading volume of our common stock has historically been relatively low, although, during the second and third quarters of 2013, trading volume increased compared to historical levels. As a result of this low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

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
Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Global Market. The per share price of our common stock has fluctuated significantly. In 2008, we effected a one-for-three reverse split of our common stock in order to regain compliance with the NASDAQ Marketplace Rules and our stock price was below $1.00 as recently as May 6, 2009. We cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for an additional reverse split. A reverse split could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.
In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of September 30, 2013, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and, as of March 15, 2013, 34.9% of shares were held, collectively, by our directors, officers, and beneficial owners of at least 10% or more of our common stock. This means that we are susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.

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

PIXELWORKS, INC.

Dated:	November 8, 2013	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer