Form 10-K
period 2013-12-31
PIXELWORKS, INC
filed 2014-03-05
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2013 was $41,797,212 based on the closing price of $3.42 per share of common stock on the NASDAQ Global Market on June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of February 28, 2014: 22,447,262
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements and factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; the sufficiency of our working capital and need for, or ability to secure, additional financing; the success of our products in expanded markets; current global economic challenges; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in the digital display and projection markets, including the expected transitions to new technologies; changes in customer ordering patterns or lead times; seasonality in the consumer electronics market; insufficient, excess or obsolete inventory and variations in inventory valuation; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.	Business.
Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products are used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth. Our primary target markets include digital projection systems, digital televisions, UltrabookTM devices, tablets, and smartphones.
We have an intellectual property portfolio of 125 patents related to the visual display of digital image data.  We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed.  We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
High-Resolution Displays
Display technology has entered the third wave of its evolution. We are seeing the transition from the “digital, flat and thin” era to one focused on increasing and improving resolution. Recent advancements in display manufacturing technology have allowed display manufacturers to pack an increasing number of pixels into tighter spaces. This transition was led by the mobile segment, and in particular by Apple’s “Retina” display, which set the standard for smaller screens. The resolution on display devices in all segments is increasing. This trend of providing more pixels is likely to continue as display manufacturers and device manufacturers seek differentiation, and as content is created at increasingly higher resolutions.
Higher resolution dramatically improves the picture quality of still images, graphics and photos. As pixel densities increase, the ability for the eye to discern individual pixels diminishes. Once the pixels become unperceivable, the image gains a more realistic quality as object outlines and lines appear continuous.
Judder is a common problem in video systems. Generally it occurs when there is a sudden jump or discontinuity in motion from one frame of a motion video sequence to the next. This can be caused by content being created at a frame rate per second that is too low, or the original content frames are being repeated or dropped in order to match either a transmission standard or the playback frame rate of the display.
In addition to judder, high-resolution displays suffer from softness and smearing in motion sequences called motion blur. There are numerous causes of motion blur. The materials used in constructing pixels on the display take a finite amount of time to transition from one state to another. If this time is too long, the image does not update swiftly and motion sequences seem to smear or blur. Additionally, when a motion sequence is played on a digital display device, the new updated frame is drawn over the top of the still visible previous frame. This “hold” effect is perceived by the brain as blur.
Moving images such as movies, television shows and sports also benefit from higher resolution, by providing more realism and depth for the viewer. Additionally, higher resolution also accentuates artifacts such as judder and motion blur in moving images. Contrast, color and sharpness artifacts also become more noticeable. As a result, advanced Video Display Processing becomes increasingly necessary at high pixel densities, regardless of screen size.
The perceived pixel density of a display increases with viewing distance as objects closer to the eye appear larger than objects further away. Since smartphones are typically viewed at a much closer distance than large screen televisions, they must have a higher pixel density in order to achieve the same effect. Conversely, a 5-inch smartphone screen viewed from ten inches away appears to be the same size as a large screen television viewed from ten feet away.
Artifacts such as judder and motion blur are more noticeable on high-resolution displays, even on smaller screens. Pixelworks' advanced Video Display Processing provides original equipment manufacturers ("OEMs") and display manufacturers with solutions to remove these artifacts and to help realize the potential of their investment in high-resolution displays.

Hollywood Movies, television shows and other premium content are usually authored at 24 frames per second or 24Hz. At this frame rate, the brain can easily notice the transition from one frame to the next. As the brain and eyes track objects in motion, they have to jump in discrete steps due to the low frame rate. This stop-start motion is perceived by the brain as motion blur, reducing the visible clarity and fidelity of objects in motion.
Today’s displays are typically operating at a 50Hz or 60Hz display rate, or a multiple of these such as 100Hz or 120Hz. Converting content created at a different rate, such as 24Hz, to the transmission or display rate can make judder seem worse, as each original frame from the content is repeated an uneven number of times to match the display frame rate. Additionally, for streaming content arriving over the Internet, there may be instances when frames need to be dropped or repeated to maintain synchronization with the associated audio stream, with additional content derived from another source that is being shown on the display at the same time, or with variations in bandwidth over the Internet due to quality of service and available bandwidth constraints.
We believe the most effective method for removing both judder and reducing blur is motion estimation/motion compensation ("MEMC") technology. This technology is based on complex mathematical algorithms that insert additional, interpolated frames to create a new, faster sequence of frames that has smooth, continuous motion. This technique works for virtually all types of panel technology.
Video Consumption Trend
With the advent of digital video it has become possible to deliver video to consumers in an ever increasing number of ways. Traditional delivery mechanisms such as over the air broadcasts (“OTA”), cable, satellite, DVDs and Blu-ray are being supplemented with Internet streaming and download services. With these new video delivery options comes the ability to offer more services and improved quality.
According to recent studies by Cisco, video will constitute 80-90% of all global consumer Internet traffic by 2017. The amount of video-on-demand traffic alone crossing the networks in 2017 is estimated to be equivalent to 6 billion DVDs per month. It would take one person over 5 million years to watch the total amount of video crossing global Internet networks each month in 2017. This rapid increase in video consumption is being driven by a variety of connected digital video devices and applications that allow consumers to easily create, share and consume video. In particular, mobile video consumption is rapidly expanding. Televisions, traditionally thought of as the primary screen, are now giving way to mobile devices. The “always on” and ease of use of mobile devices are helping to make them the preferred choice as the “first screen” for many consumers. Cisco estimates that only 14% of consumer Internet video traffic will be to televisions in 2017, whereas roughly 66% of all mobile data traffic will be video at that time.
Internet services also offer greater flexibility and the ability to adapt faster to growing trends or new technology. One example of this is the recent transition of premium televisions to Ultra high definition, also known as Ultra-HD. Two standards for Ultra-HD exist today and are commonly referred to as “4K” and “8K”. A 4K signal is comprised of 3840 pixels by 2160 lines and has four times more pixels than full high definition or Full-HD, which is 1920 pixels by 1080 lines. While new television sets capable of displaying 4K content have entered the market, widespread availability of 4K content has not been achieved. This is similar to previous technology transitions such as when standard definition, or SD, displays transitioned to Full-HD. During that change, new transmission standards for OTA and cable were developed and the Blu-ray Disc standard was established. Those standards took some time to become widely available, especially in the case of the physical media of Blu-ray. Due to the increased number of pixels, the 4K signal standard requires a new compression and decompression standard called H.265, which offers two times the compression efficiency of the existing H.264 standard which is used to compress Full-HD. Even with the H.265 standard, existing transmission mediums and physical media have difficulty accommodating 4K signals. In some cases, they cannot provide sufficient data rate to ensure the quality of 4K content and require additional technology or modifications. However, the continual improvement in Internet speeds, along with the Internet’s flexible architecture makes it easier and faster to launch new services, such as 4K, via the Internet. Additionally, the faster consumer update cycle of mobile devices and PCs versus televisions, Blu-ray players and other consumer video devices, allows new technology such as H.265 to be deployed faster.
In 2013, Sony launched the world’s first 4K Ultra-HD service allowing users to download 4K content and enjoy it in their homes on new 4K-enabled televisions. Netflix, Amazon and other streaming services have also made public announcements about their intentions to make 4K content available to consumers.
As more content becomes increasingly available via the Internet, consumers have more choices for how and where they can enjoy content. The increasing amount of content available through the Internet has also led to an increase in the number and type of devices that can be used to access this content. According to NPD DisplaySearch the number of televisions, tablets, smartphones and UltrabookTM devices being sold is expected to increase beyond 2.5 billion devices by 2017.

Mobile Market
As consumers increasingly turn to mobile devices for watching sports, television shows and movies, the need for video quality that matches that of televisions becomes more important. However, today’s mobile devices often lack the sophisticated Video Display Processing that has become standard in today’s televisions. Consequently, mobile devices suffer from video artifacts that are not present on TVs. With the display being the central feature of the user experience and interface, we believe there is a significant opportunity to offer product differentiation by adding Video Display Processing technology.
There has been continued growth in the share of online video viewed by mobile devices. The Q3 2013 Global Video Index report from Ooyala showed the share of online video viewing of smartphones and tablets combined more than doubled year-over-year and increased 133%. The report also lists “optimizing video playback quality to increase mobile viewer engagement” as one of the key points to monetizing mobile video.
Mobile display systems pose a number of unique challenges. Power is of primary importance, impacting form factor, cost and performance. As these systems have added more functionality, new features have had to compete for battery life, internal bandwidth and space. While the overall computational power of these systems has never been greater, the addition of more features have created significant burdens on systems' ability to process larger amounts of data. The addition of high-resolution displays has further increased the burden on these resources.
Using the same technology developed for large screen televisions is neither feasible nor desirable. The Video Display Processing pipelines used in televisions consume many watts of power and would be unsuitable for battery powered systems. In televisions, the size constraints on electronics are significantly less stringent when compared to mobile systems, making it physically impossible to fit an existing television solution into a mobile device. To furnish the mobile market with appropriate solutions, Pixelworks has taken a holistic, system-wide view and re-invented its Video Display Processing technology to fit within the mobile constraints of battery life, bandwidth, form factor and performance. This approach has enabled us to create technology that meets the power and size requirements of mobile as well as offering additional benefits such as reducing the bandwidth burden of high-resolution video and freeing up more bandwidth for the CPU and GPU.
The mobile market today is comprised of three main categories; smartphones, tablets and UltrabookTM devices.
Smartphones:
Smartphones have become a popular choice for many consumers and comprise roughly 55% of all mobile phone shipments worldwide. According to NPD DisplaySearch, this number is expected to increase to 81% by 2017, with an estimated 1.7 billion smartphones expected to be shipped.
The resolution of smartphone displays have been increasing and this trend is expected to continue. Full-HD has been offered by higher-end models and is becoming increasingly popular. NPD DisplaySearch anticipates Full-HD and above will become the dominant display resolution by 2017 with a 53% market share. NPD DisplaySearch believes that during 2014, Quad-HD (2560 pixels by 1440 lines) will replace Full-HD in higher-end models and grow to 16% of smartphone shipments by 2017. In addition, NPD DisplaySearch predicts that screens larger than 5.0 inches will account for 71% of total shipments in 2017 as new 5.7 inch and 6.2 inch models are released.
The compact form factor of smartphones requires overcoming design limitations of power and space. Technologies that can reduce power and extend battery life are attractive as they offer more utility to the end user as well as helping to reduce the size of the battery and consequently the overall size of the unit.
Given the competitive nature of the smartphone market, we believe the ability to differentiate devices by incorporating features consumers find valuable is also critical. With the display being the salient component of the smartphone and the rapidly increasing use of these devices for video consumption, we believe that the incorporation of Video Display Processing is the next logical step.

Tablets:
The line between tablets and smartphones is becoming increasingly indistinct as more tablets are offering cellular connectivity and are now available in sizes similar to those of smartphones. Tablets offer broad appeal to consumers and the tablet market has seen rapid growth in recent years. NPD DisplaySearch expects this growth to continue and predicts shipments will increase from 250 million units in 2013 to over 455 million units in 2017. This growth is expected to come at the expense of other mobile PC devices, most notably notebooks. In 2013, NPD DisplaySearch saw tablets comprising approximately 58% of the mobile PC market, with this figure expected to grow to an estimated 74% in 2017.
Tablet screen resolutions are also expected to increase from the XGA (1024 pixels x 768 lines) offering of the original iPad. Today, many Full-HD tablets are available in sizes 7.0 inches and greater. During 2013, Panasonic launched a 20-inch 4K tablet which is aimed at professional users and delivers workstation performance and incorporates Intel Core i5 processors running Windows 8.1. Samsung is also selling its 12.2 inch Galaxy Tab Pro tablet targeted at consumers, which incorporates a resolution of 2560 pixels by 1600 lines display.
While many of the tablets' electronics may be similar to those of smartphones, the larger display consumes more power. Consequently, manufacturers are continually striving to reduce power consumption to improve battery life and reduce the cost and physical bulk of the tablet.
The tablets' larger screen size makes them ideal for consuming video content. The Q3 2013 Global Video Index report from Ooyala highlighted that tablet users spent the largest percentage of viewing time watching long-form video of over 60 minutes in length.
UltrabookTM devices:
UltrabookTM refers to a thin and light laptop that meets the Intel specification of the same name, and is a trademark of Intel Corporation in the U.S. and/or other countries. UltrabookTM devices are designed for mobility without compromising performance and battery life. They compete with tablets but typically have more computational power, dedicated keyboards and greater connectivity options. Current research data from NPD DisplaySearch estimates that UltrabookTM device shipments for 2013 were approximately 26 million, with forecasted growth to approximately 57 million units in 2017.
Display resolutions for UltrabookTM devices have been increasing. Current offerings include high-resolution displays up to 3200 pixels by 1800 lines.
Battery life is a significant concern for UltrabookTM devices due to the higher power consumption of the display and the main processor and graphics subsystem. As with smartphones and tablets, we believe there is a need for a solution to reduce power consumption, extend battery life and reduce bulk.
As with tablets, UltrabookTM devices provide a convenient and popular platform to view streaming video and downloaded content.

Large-screen Flat Panel Display Market
The market for flat panel televisions has increased rapidly over the past decade. Key segments of the flat panel display industry include consumer applications, such as PC monitors and digital televisions. Digital televisions in particular have transformed the flat panel market as consumers have embraced advanced television displays that offer sharper and more lifelike images on larger and thinner screens.
Large-screen flat panel display technologies include liquid crystal display ("LCD"), plasma display, and organic light emitting diodes ("OLED"), with LCD emerging as the preferred digital display technology due to its mature manufacturing supply chain and lower cost. OLED panels have started to make inroads in the large-screen flat panel display market, but their cost structure has made them impracticable for mass market consumption, thus limiting this technology to high-end designs. Shipments of LCD televisions are expected to grow from an estimated 208 million units in 2013 to over 253 million units in 2017, according to NPD DisplaySearch.
Commercial applications such as public-space advertising, a form of digital signage, are also contributing to the growth of the large-screen flat panel market and the need to improve the image and video quality of the panels.
The consumer market has compelled panel manufacturers to continually improve the quality of their displays. As a result, LCDs and other flat panel displays continue to increase in resolution and size. The current dominant resolution of Full-HD is now being replaced at the high-end by 4K. Intense competition and lower price points are forecasted to fuel the transition to 4K, according to NPD DisplaySearch. NPD Display Search anticipates shipments of flat panel displays with 4K resolution will rise to 12.7 million units in 2014, with China expected to have a 78% market share.
Additionally, prompted in part by the Japanese government’s stated commitment to make 8K content available for the Tokyo 2020 Olympics, television manufacturers are considering 8K-enabled televisions, with some broadcasters considering focusing on distribution of 8K content instead of 4K content.
Larger flat panel displays are shifting rapidly from refresh rates of 50/60Hz to faster rates of 100/120Hz, 200/240Hz and even 400/480Hz, and in the process, utilizing MEMC technology to produce smoother and crisper images for motion content.
In recent years, television manufacturers have added new design elements and performance features to differentiate their products. These features include the light emitting diode ("LED") backlighting, an emphasis on lower power consumption, Internet connectivity and the development of 3D-enabled televisions.
“Smart televisions” that combine Internet access with increased computing power and allow user applications are also increasing in popularity. Television manufacturers have begun embracing the same architecture and technology used in mobile systems. This trend is likely to continue as these two markets converge and the features and functionality of each one influences the other. Our focus is on transitioning our technology and delivering solutions targeted for the mobile market that will ultimately also be applicable to the television market.
Digital Projection Market
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra-portable devices weighing fewer than two pounds for maximum portability. According to PMA Research Limited (formerly Pacific Media Associates), the worldwide front projector market shipped 7.6 million units in 2013 and is forecasted to reach 8.6 million units by 2017.
The feature set of projection systems differs from that of a typical large-screen flat panel display such as a television. This is primarily due to the projector being a sharing and collaboration device while the television is designed for direct consumption of content.
The front projection market services several different areas such as business, educational and home theater. Business users employ multimedia projectors to display both still and video presentation materials from PCs and other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications and features that ensure simple operation. In educational environments ranging from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Home theater projector systems can drive large-screen displays for content consumption where flat panel displays are either economically not viable or physically incompatible for use.

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
Core Technologies and Products
We have developed a portfolio of advanced video algorithms and IP to address a broad range of challenges in digital video. We believe our technologies can significantly improve video quality and will become increasingly important as the popularity of video content consumption grows, and pixel densities, screen size and image quality increase. Our products are designed with a flexible architecture that allows us to combine algorithms and functional blocks of digital and mixed signal circuitry. Accordingly, our technologies can be implemented across multiple products, in combinations within single products and can be applied to a broad range of applications including smartphones, tablets, UltrabookTM devices, televisions, monitors and projectors. The majority of our products include one or more technologies to provide optimized high-quality Video Display Processing solutions to our customers, regardless of screen size.
Our core Video Display Processing technologies include:

•
Halo Free MEMC. Our proprietary Halo Free MEMC technology significantly improves the performance and viewing experience of any screen by addressing problems such as judder and motion blur. Unlike competitive solutions it also reduces halo effects that are a byproduct of MEMC. Halos are objectionable blurred regions that surround moving objects as the MEMC algorithms try to reconstruct missing image data caused by the concealing and revealing of objects as they pass over or behind one another. Removing halos drastically improves image quality and is of particular importance on high-resolution displays where artifacts become more visible.

•
Advanced Scaling. As display resolutions continue to increase, there is a need to convert lower resolution content to higher resolution to display content properly. With the latest wave of high-resolution displays, the quality and quantity demands of scaling have increased significantly. Artifacts become more noticeable on these types of displays as they distract from the realism effect. In addition, with the availability of 4K content lagging behind the availability of 4K displays, high-quality scaling is required to ensure 4K displays do not suffer when compared to Full-HD displays of the same size. Our advanced scaling is designed to ensure that up-conversion of lower resolution content is of the highest quality in maintaining the fidelity of image.

•
Mobile Video Display Processing. We have developed innovative Video Display Processing solutions, that are designed to optimize power consumption for mobile devices. Beyond MEMC and Advanced Scaling, these mobile solutions provide the kind of improvements in color, contrast, sharpness and de-blur that are currently only found in high quality televisions today. Furthermore, this technology can reduce system power consumption and extend battery life.

•
VueMagic and Networked Displays. With the advent of mobile devices being used in business, educational and consumer environments, we believe there is a growing need to connect to displays wirelessly for sharing and collaboration. VueMagic uses our networking technology to enable the same video stream to be networked across multiple displays for applications such as connected video projection and digital signage. VueMagic provides interactive features for annotation and display control, and unlike other solutions, is device and operating system independent.

Our product development strategy is to leverage our expertise in Video Display Processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We plan to continue to focus our development resources to maintain position in the market and provide leading edge solutions for the advanced 3LCD and DLP digital projection markets and to enhance our video processing solutions for advanced flat panel displays and other emerging markets. Additionally, we plan to leverage our research and development investment into products that address high-value markets, such as mobile, where our innovative proprietary technology provides differentiation and system power saving benefits. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, full solutions incorporating software and other tools and IP cores that allow our technology to be incorporated into third party solutions.

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

•
Video Co-Processor ICs. Products in this category work with an image processor to post-process video signals to enhance the performance or feature set of the overall video solution (for example, by significantly reducing judder and motion blur). Our video co-processor ICs can be used with our ImageProcessor ICs or with image processing solutions from other manufacturers, and in most cases can be incorporated by a display manufacturer without assistance from the supplier of the base image processor. This flexibility enables manufacturers to augment their existing or new designs to enhance their video display products.

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

Customers, Sales and Marketing
The key focus of our global sales and marketing strategy is to achieve design wins with industry leading branded manufacturers in our target markets and to continue building strong customer relationships. Once a design win has been achieved, sales and marketing efforts are focused on building long-term mutually beneficial business relationships with our customers by providing superior technology and reducing their costs, which complements our customers’ product development objectives and meets their expectations for price-performance and time to market. Marketing efforts are focused on building market-leading brand awareness and preference for our solutions.
We utilize direct sales and marketing resources in China, Japan, Korea, Taiwan, and the U.S. as well as indirect resources in several regions. In addition to sales and marketing representatives, we have field application engineers who provide technical expertise and assistance to manufacturing customers on final product development.
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 65%, 74% and 69% of revenue in 2013, 2012 and 2011, respectively.

Our largest distributor, Tokyo Electron Device Ltd. ("TED"), is located in Japan. TED represented 31%, 50% and 53% of revenue in 2013, 2012 and 2011, respectively, and accounted for 11% and 35% of accounts receivable at December 31, 2013 and 2012, respectively. Our second largest distributor in 2013, Bright Creation Technologies, Ltd. ("BCT"), is located in Hong Kong. BCT represented 10%, 5% and 3% of revenue in 2013, 2012 and 2011, respectively, and accounted for 4% and 5% of accounts receivable at December 31, 2013 and 2012, respectively. No other distributor accounted for more than 10% of revenue in 2013, 2012 and 2011.
We also have distributor relationships in China, Europe, Korea, Southeast Asia, Taiwan and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 35%, 26% and 31% of total revenue in 2013, 2012 and 2011, respectively.

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

Revenue attributable to our top five end customers represented 57%, 53% and 51% of revenue in 2013, 2012 and 2011, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Hitachi Ltd. represented more than 10% of revenue in each of 2013, 2012 and 2011. Sales to each of Apple Inc. and NEC Corporation represented more than 10% of revenue in 2013. Sales to Panasonic Corporation represented more than 10% of revenue in each of 2012 and 2011. Sales to Seiko Epson Corporation represented more than 10% of revenue in 2011. No other end customer accounted for more than 10% of revenue in 2013, 2012 or 2011.
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
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 83% of revenue in 2013, 90% of revenue in 2012 and 96% of revenue in 2011.
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
Competition
In general, the semiconductor industry is intensely competitive. The markets for higher performance display and projection devices, including the markets for large-screen flat panel displays, mobile devices, digital projectors and other applications demanding high quality video, are characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal competitive factors in our markets are product performance, time to market, cost, functional versatility provided by software, customer relationships and reputation, patented innovative designs, levels of product integration, compliance with industry standards and system design cost. We believe we compete favorably with respect to these factors.
Our current products face competition from specialized display controller developers and in-house display controller ICs designed by our customers and potential customers. Additionally, new alternative display processing technologies and industry standards may emerge that compete with technologies we offer.

We also compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., i-Chips Technologies Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., SANYO Electric Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may enter our target markets.
Research and Development
Our research and development efforts are focused on the development of our solutions for the mobile device, large-screen flat panel display and digital projector markets. Our development efforts are focused on pursuing higher levels of video performance, integration and new features in order to provide our customers with solutions that enable them to introduce market leading products and help lower final systems costs for our customers.
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expense was $20.7 million, $20.8 million and $22.9 million in 2013, 2012 and 2011, respectively. During 2013 and 2012, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an IC product. As a result of the reimbursement, our overall research and development expense was reduced by $3.5 million in each of 2012 and 2013. There were no reductions to research and development expense related to co-development arrangements in 2011.
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
Intellectual Property
We rely on a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Currently, we hold 125 patents and have 37 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 4 to 17 years remaining in their respective term, depending on their filing and issuance dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2013, we had a total of 223 employees compared to 233 employees as of December 31, 2012. We consider our relations with our employees to be good.
Corporate Information
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. Our stock is traded on the NASDAQ Global Market under the symbol "PXLW".
Availability of Securities and Exchange Commission Filings
We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and any filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, free of charge as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission. Our Internet address is www.pixelworks.com. The content on, or that can be accessed through our website is not incorporated by reference into this filing. Our committee charters and code of ethics are also available free of charge on our website.
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1‑800‑SEC‑0330.

Item 1A.	Risk Factors.
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2013, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
Company Specific Risks
Our product strategy, which is targeted at markets demanding superior video and image quality, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
We have adopted a product strategy that focuses on our core competencies in video display processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our image processor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the advanced television and mobile markets, our strategy focuses on implementing our intellectual property ("IP") to improve the video performance of our customers’ image processors through the use of our MotionEngine® advanced video co-processor integrated circuits. This strategy is designed to address the needs of the high-resolution and high-quality segment of these markets. Such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
Achieving design wins involves lengthy competitive selection processes that require us to incur significant expenditures prior to generating any revenue or without any guarantee of any revenue related to this business. If we fail to generate revenue after incurring substantial expenses to develop our products, our business and operating results would suffer.
We must achieve “design wins,” that enable us to sell our semiconductor solutions for use in our customers’ products. These competitive selection processes typically are lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not achieve a design win and may never generate any revenue despite incurring significant design and development expenditures. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes.
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
Financial resource constraints could limit our ability to execute our product strategy or require us to implement restructuring plans, particularly if we are unable to generate sufficient cash from operations or obtain additional sources of financing. Any future restructuring actions may slow our development of new or enhanced products by limiting our research and development and engineering activities. Our cash balances are also lower than those of our competitors, which may limit our ability to develop competitive new products on a timely basis or at all. If we are unable to successfully introduce new or enhanced products, our sales, operating results and financial condition will be adversely affected.
If we are not profitable in the future, we may be unable to continue our operations.
Although we recorded net income for the year ended December 31, 2010, we have otherwise incurred operating losses each year since 2004. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve profitability. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 31%, 50% and 53% of revenue for the years ended December 31, 2013, 2012, and 2011, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors would negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 57%, 53% and 51% of revenue for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012 we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
We do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.
Substantially all of our sales to date have been made on a purchase order basis. We do not have any long-term commitments with any of our customers. As a result, our customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty. This in turn could cause our revenue to decline and materially and adversely affect our results of operations.

We may not be able to borrow funds under our credit facility or secure future financing which could affect our ability to fund fluctuations in our working capital requirements.
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Loan and Security Agreement") to provide a secured, working capital-based, revolving line of credit. In December 2012, we entered into Amendment No. 1 to the Loan and Security Agreement (the "Amendment No. 1"). Among other things, Amendment No. 1 revises the calculation of the borrowing base under the Loan and Security Agreement to $1.0 million plus 80% of eligible domestic accounts receivable. Amendment No. 1 also provides an option for LIBOR advances that bear interest based on the LIBOR rate. On December 4, 2013, we entered into Amendment No. 2 (the "Amendment No. 2") to the Loan and Security Agreement. Amendment No. 2 changes the maturity date of the revolving line of credit provided pursuant to the Loan and Security Agreement to January 1, 2016. The maturity date was previously December 14, 2014, as provided by Amendment No. 1 to the Loan and Security Agreement. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. For example, if we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure you that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility, in which case we may need to seek alternative sources of funding, which may not be available quickly or which may be available only on less favorable terms. Our inability to raise the necessary funding in the event we need it could negatively affect our business. In addition, the amount available to us under this facility depends in part on our accounts receivable balance which could decrease due to a decrease in revenue.
This facility expires on January 1, 2016, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing in a timely manner or at all, or secure financing on terms that are acceptable to us.
If we are unable to generate sufficient cash from operations and are forced to seek additional financing alternatives, our shareholders may experience dilution or our operations may be impaired.
If we are unable to generate sufficient cash from operations, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. Additionally, from time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any further transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt and equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
We license our intellectual property, which exposes us to risks of infringement or misappropriation, and may cause fluctuations in our operating results.
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

IP license agreements are complex and earning and recognizing revenue under these agreements depends upon many factors, including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and, once an agreement is in place, the timing of revenue recognition may depend on events such as customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors, any or all of which may or may not be achieved. The accounting rules associated with recognizing revenue from these transactions are complex and subject to interpretation. Due to these factors, the amount of licensing revenue recognized in any period, if any, and our results of operations, may differ significantly from our expectations.
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
Our revenue and operating results can fluctuate from period to period, which could cause our share price to decline.
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors that may contribute to these fluctuations include those described in this "Risk Factors" section of this report, such as the timing, changes in or cancellation of orders by customers, market acceptance of our products and our customers’ products and the timing and extent of product development cost.  Additionally, our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the multimedia projector market in the third quarter of the year, and lower revenue in the first quarter of the year.  Further, holiday demand for consumer electronics, including high-end televisions, has sometimes contributed to increased revenue in the second half of the year.  As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.
Our net operating loss carryforwards may be limited or they may expire before utilization.
As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $194.1 million and $21.0 million, respectively, which expire between 2014 and 2033. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 83% of revenue for the year ended December 31, 2013, 90% of revenue for the year ended December 31, 2012 and 96% of revenue for the year ended December 31, 2011. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
The risk of natural disasters in the Pacific Rim region, such as the 2011 earthquake and tsunami in Japan and the 2011 flooding in Thailand, is significant. Natural disasters in countries where our manufacturers or customers are located could result in disruption of our manufacturers’ and customers’ operations, resulting in significant delays in shipment of, or significant reductions in orders for, our products. There can be no assurance that we can locate additional manufacturing capacity or markets on favorable terms, or find new customers, in a timely manner, if at all. Natural disasters in this region could also result in:

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

The estimates we use for our advance orders from contract manufacturers are based, in part, on reports of inventory levels and production forecasts from our distributors and integrators, which act as intermediaries between us and the companies using our products. This process requires us to make numerous assumptions concerning demand and to rely on the accuracy of the reports and forecasts of our distributors and integrators, each of which may introduce error into our estimates of inventory requirements. Our failure to manage this challenge could result in excess inventory or inventory shortages that could materially impact our operating results or limit the ability of companies using our semiconductors to deliver their products. If we overestimate demand for our products, it could lead to significant charges for obsolete inventory. On the other hand, if we underestimate demand, we could forego revenue opportunities, lose market share and damage our customer relationships.
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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving Securities and Exchange Commission ("SEC") rules and regulations, NASDAQ Global Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from the NASDAQ Global Market, or penalties imposed on us. If we are unable to maintain an effective system of internal controls, our results of operations could be harmed and our shareholders could lose confidence in the accuracy and completeness of our financial reports which in turn could cause our stock price to decline.

New regulations related to conflict minerals may adversely impact our business.

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to determine the origin of certain materials used in our products and, by no later than May 31, 2014, disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. If it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. There are costs associated with complying with these requirements, including costs incurred to conduct inquiries to determine the sources of any materials containing conflict minerals used in our products, and to develop and implement potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could also affect the sourcing, supply and pricing of materials used in our products. For example, there may only be a limited number of suppliers offering “conflict free” materials, we cannot be sure that we will be able to obtain necessary "conflict free" materials from such suppliers in sufficient quantities or at reasonable prices. In addition, we may face reputational challenges if we determine that any of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we may implement.

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
Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. For example, frame rate conversion technology similar to that used in our line of MotionEngine® advanced video co-processors continues to be integrated into the system-on-chip ("SoC") and display timing controller products of our competitors. We cannot assure you that we can compete successfully against current or potential competitors.

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
Our products are incorporated into our customers’ products, which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific computers, video standards and other devices. If our customers’ products are not compatible with these protocols and standards, consumers will return, or not purchase these products and the markets for our customers’ products could be significantly reduced. Additionally, if the technology used by our customers becomes less competitive due to cost, customer preferences or other factors relative to alternative technologies, sales of our products could decline.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. We hold 125 patents and have 37 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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

Others may bring infringement or indemnification actions against us that could be time-consuming and expensive to defend.
We may become subject to claims involving patents or other intellectual property rights. In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In recent years, there has been an increase in the filing of so-called "nuisance suits," alleging infringement of intellectual property rights. These claims may be asserted initially or as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. We may also face claims brought by companies that are organized solely to hold and enforce patents. In addition, we may be required to indemnify our customers against IP claims related to their usage of our products as certain of our agreements include indemnification provisions from third parties relating to our intellectual property.
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
We have entered into a standstill agreement with Becker Drapkin that required us to nominate two directors to our board of directors that have been selected by Becker Drapkin for so long as Becker Drapkin holds at least 5% of our outstanding common stock. The standstill agreement also requires Becker Drapkin to vote with the board on certain matters and prevents Becker Drapkin from taking certain actions, including participating in any sale transaction or tender offer that is not approved by our board of directors. There is no restriction, however, on Becker Drapkin’s ability to vote against a sale transaction that is approved by our board of directors. All of these provisions could make it more difficult, and deter a third party from making an offer to purchase the Company. The standstill agreement provides that, except in the case of a breach by us which is not cured as specified in the standstill agreement, the standstill period expires on the later of (a) 30 days after the date on which Becker Drapkin ceases to have a representative on the Board and (b) the earlier of February 8, 2014 and 30 days after the date on which the board has accepted the resignation of both of the Becker Drapkin directors from the Board.
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
In addition, the acquisition of additional shares or sale of shares by Becker Drapkin could trigger an "ownership change" under Section 382 of the Code and result in a limitation in our ability to use our net operating loss carryforwards, pursuant to Section 382 of the Code. Except as otherwise noted above, trading in Pixelworks stock by Becker Drapkin is subject to the same rules and restrictions that apply to our other directors, including those outlined in our insider trading policy.

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
The daily trading volume of our common stock has historically been relatively low, although, during 2013, trading volume increased compared to historical levels. As a result of this low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

•	actual or anticipated fluctuations in our operating results;

•	changes in or failure to meet expectations as to our future financial performance;

•	changes in or failure to meet financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards, acquisitions or divestitures;

•	the operating and stock price performance of other comparable companies;

•	issuances or proposed issuances of equity, debt or other securities by us, or sales of securities by our security holders; and

•	changes in market valuations of other technology companies.
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
In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2013, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and, as of June 30, 2013, 34.7% of shares were held, collectively, by our directors, officers, and beneficial owners of at least 10% or more of our common stock. This means that we are susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. At December 31, 2013, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	48,000	Various dates through November 2015
California	Administration; engineering; sales	19,000	December 2018
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2014
Oregon	Administration	5,000	December 2016
Japan	Sales; customer support	3,000	January 2015

Item 3.	Legal Proceedings.

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

Fiscal 2013	High	Low
Fourth Quarter	$5.55	$3.66
Third Quarter	5.30	3.14
Second Quarter	4.95	2.11
First Quarter	2.70	2.16

Fiscal 2012	High	Low
Fourth Quarter	$3.06	$2.17
Third Quarter	3.54	2.36
Second Quarter	2.73	2.23
First Quarter	2.55	2.16
As of February 28, 2014, there were 73 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $4.98. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.
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

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise be subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pixelworks, Inc. under the Securities Exchange Act of 1934 or the Securities Act of 1933.

Set forth below is a graph that compares the cumulative total shareholder return for our common stock with the cumulative total return on the following indexes:

•	NASDAQ U.S. Benchmark TR Index (new)

•	NASDAQ Stock Market (U.S.) Index (old)

•	NASDAQ OMX Electrical Components and Equipment Index (new)

•	NASDAQ Electronics Components Index (old)

The graph assumes that $100 was invested in our common stock and each index on December 31, 2008. In accordance with guidelines of the Securities and Exchange Commission, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

NASDAQ OMX, which supplies us with total return data for the comparative indexes, is replacing values prepared by the Center for Research in Security Prices with its own global indexes. The NASDAQ U.S. Benchmark TR Index replaces the NASDAQ Stock Market (U.S.) Index and the NASDAQ OMX Electrical Components and Equipment Index replaces the NASDAQ Electronics Components Index. Please note, information for the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronics Components Index is provided only from December 31, 2008 through December 31, 2013, the last date this data was available by NASDAQ OMX.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG PIXELWORKS, INC., THE NASDAQ U.S. BENCHMARK
TR INDEX, THE NASDAQ STOCK MARKET (U.S) INDEX, THE NASDAQ
OMX ELECTRICALCOMPONENTS AND EQUIPMENT INDEX
AND THE NASDAQ ELECTRONICS COMPONENTS INDEX.

$700
$600
$500
$400
$300
$200
$100
12/08
12/09
12/10
12/11
12/12
12/13
PIXELWORKS, INC.
NASDAQ OMX ELECTRICAL COMPONENTS AND EQUIPMENT INDEX (NEW)
NASDAQ U.S. BENCHMARK TR INDEX (NEW)
NASDAQ ELECTRONICS COMPONENTS INDEX (OLD)
NASDAQ STOCK MARKET (U.S.) INDEX (OLD)

Item 6.	Selected Financial Data.
The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.
In thousands, except per share data.

	Year ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data
Revenue, net	$48,118	$59,710	$64,609	$69,529	$61,093
Cost of revenue	21,708	29,862	34,242	37,366	33,798
Gross profit	26,410	29,848	30,367	32,163	27,295
Operating expenses:
Research and development	20,664	20,757	22,906	22,810	20,075
Selling, general and administrative	13,883	14,944	15,266	15,167	13,745
Restructuring	—	—	—	94	235
Total operating expenses	34,547	35,701	38,172	38,071	34,055
Loss from operations	(8,137)	(5,853)	(7,805)	(5,908)	(6,760)
Other income (expense), net	(405)	(412)	1,380	886	12,338
Income (loss) before income taxes	(8,542)	(6,265)	(6,425)	(5,022)	5,578
Provision (benefit) for income taxes	328	(571)	141	(5,395)	(877)
Net income (loss)	$(8,870)	$(5,694)	$(6,566)	$373	$6,455
Net income (loss) per share:
Basic	$(0.45)	$(0.31)	$(0.40)	$0.03	$0.48
Diluted	$(0.45)	$(0.31)	$(0.40)	$0.03	$0.47
Weighted average shares outstanding:
Basic	19,816	18,252	16,330	13,442	13,318
Diluted	19,816	18,252	16,330	14,384	13,687

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheets Data
Cash and cash equivalents	$20,805	$13,404	$15,092	$16,872	$17,797
Short-and long-term marketable securities	—	—	—	12,969	13,062
Working capital	15,163	10,508	13,210	8,072	25,359
Total assets	36,744	29,541	36,377	52,414	56,078
Long-term liabilities, net of current portion	2,878	3,776	5,690	5,635	26,703
Total shareholders’ equity	18,942	14,668	17,800	13,931	13,073

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products are used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth. Our primary target markets include digital projection systems, digital televisions, UltrabookTM devices, tablets, and smartphones.
We have an intellectual property portfolio of 125 patents related to the visual display of digital image data.  We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed.  We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in China, Europe, Japan, Korea, Southeast Asia, Taiwan and the U.S, and our manufacturers’ representatives support some of our Korean and European sales. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 83% of revenue in 2013, 90% of revenue in 2012 and 96% of revenue in 2011. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Results of Operations
Year ended December 31, 2013 compared with year ended December 31, 2012, and year ended December 31, 2012 compared with year ended December 31, 2011.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2013 v. 2012		2012 v. 2011
	2013	2012	2011	$ change	% change	$ change	% change
Revenue, net	$48,118	$59,710	$64,609	$(11,592)	(19)%	$(4,899)	(8)%
2013 v. 2012
Net revenue decreased $11.6 million, or 19%, from 2012 to 2013. Revenue related to IC product sales was $40.0 million and $54.7 million for 2013 and 2012, respectively. Revenue related to license of intellectual property ("IP") was $8.1 million and $5.0 million for 2013 and 2012, respectively.
The decrease related to IC product sales was primarily attributable to a 32% decrease in units sold partially offset by a 7% increase in average selling price ("ASP"). The decrease in units sold was primarily due to decreased sales into both the digital projector and advanced television markets, primarily due the continued impact of the macro-economic environment on end market demand. The increase in ASP was primarily due to increased sales of our Ultra High Definition advanced television product, as a percentage of our overall units sold, which has a higher ASP than our other advanced television products.
During the third quarter of 2013, we entered into an agreement with a third-party to provide a non-exclusive license for a package of our technologies and to provide certain services, under which we expect to receive a total of approximately $10.3 million. The license revenue recorded during 2013 was primarily due to achieving milestones under this agreement. We expect to record an additional $2.2 million in licensing revenue related to this agreement upon the achievement of additional milestones, most of which are expected to be achieved in the first half of 2014. Licensing revenue recorded in 2012 related to licensing agreements that were entered into during 2011 and 2012.
2012 v. 2011
Net revenue decreased $4.9 million, or 8%, from 2011 to 2012. Revenue related to IC product sales was $54.7 million and $63.6 million for 2012 and 2011, respectively. Revenue related to the license of IP was $5.0 million and $1.0 million for 2012 and 2011, respectively.
The decrease in revenue related to IC product sales was primarily attributable to a 9% decrease in ASP and a 6% decrease in units sold. The decrease in ASP was primarily due to a greater proportion of unit sales of our latest generation MotionEngine® co-processor ICs, which have lower price points than our other product lines. The decrease in ASP was also attributable to reduced pricing on our earlier generation digital projector products. The decrease in units sold was primarily due to a decrease in sales of our earlier generation digital projector products due to competitive factors affecting customer transition to next generation digital projector solutions.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2013	% of revenue	2012	% of revenue	2011	% of revenue
Direct product costs and related overhead [1]	$20,230	42%	$28,227	47%	$33,383	52%
Licensing costs [2]	921	2	802	1	—	—
Inventory charges [3]	24	0	106	0	289	0
Other cost of revenue [4]	533	1	727	1	570	1
Total cost of revenue	$21,708	45%	$29,862	50%	$34,242	53%
Gross profit	$26,410	55%	$29,848	50%	$30,367	47%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[3]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.

2013 v. 2012
Cost of revenue decreased to 45% of revenue in 2013 from 50% of revenue in 2012. The decrease in cost of revenue as a percentage of revenue was due primarily to an increase in the recognition of higher margin licensing revenue during 2013 compared to 2012. The decrease was also due to a decrease in direct product costs as a percentage of revenue due to a non-recurring charge related to a discontinued product that we incurred during 2012.
Our gross margin is subject to variability based on changes in revenue levels, recognition of license revenue, product mix, ASPs, startup costs, and the timing and execution of manufacturing ramps as well as other factors.

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
Co-development agreement
During the second quarter of 2012, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses that we expect to incur in connection with our development of an IC product to be sold exclusively to the customer. We expect to begin selling units of the product developed under the Co-development Agreement during 2014, however, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

The initial $3.5 million due under the Co-development Agreement was received within sixty days of contract signing and a second payment of $1.75 million was received during the third quarter of 2013 upon completion of a development milestone. The final payment of $1.75 million was invoiced during the fourth quarter of 2013 upon completion of the final development milestone. We recognized offsets to research and development expense related to the Co-development Agreement of $3.5 million in each of 2012 and 2013.

Research and development expense was as follows (in thousands):

	Year ended December 31,			2013 v. 2012		2012 v. 2011
	2013	2012	2011	$ change	% change	$ change	% change
Research and development	$20,664	$20,757	$22,906	$(93)	(0)%	$(2,149)	(9)%
2013 v. 2012
Research and development expense decreased $0.1 million from 2012 to 2013. The decrease was primarily attributable to a $1.3 million decrease in non-recurring engineering expense due to the timing of development activities. This decrease was partially offset by a $1.1 million increase in compensation expense primarily due to annual benefit and merit salary increases and a $0.3 million increase in stock compensation expense primarily due to restricted stock units granted to executives during the fourth quarter of 2013. The remainder of the decrease was due to insignificant partially offsetting increases and decreases across the remaining expense categories, which resulted in an additional $0.2 million net decrease.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2013 v. 2012		2012 v. 2011
	2013	2012	2011	$ change	% change	$ change	% change
Selling, general and administrative	$13,883	$14,944	$15,266	$(1,061)	(7)%	$(322)	(2)%
2013 v. 2012
Selling, general and administrative expense decreased $1.1 million, or 7%, from 2012 to 2013.  The decrease in selling, general and administrative expense is attributable primarily to a $1.0 million decrease in compensation expense due to reduced headcount for positions that were not replaced. This decrease was partially offset by a $0.5 million increase in stock compensation expense primarily due to restricted stock units granted to executives during the fourth quarter of 2013. The remainder of the decrease was due to a general decrease across most other expense categories as we focused on cost management.
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

Other income (expense), net
Net other income (expense) consisted of the following (in thousands):

	Year ended December 31,			$ change
	2013	2012	2011	2013 v. 2012	2012 v. 2011
Interest expense and other, net [1]	$(405)	$(412)	$(484)	$7	$72
Gain on sale of patents [2]	—	—	1,600	—	(1,600)
Gain on sale of marketable securities	—	—	264	—	(264)
Total other income (expense), net	$(405)	$(412)	$1,380	$7	$(1,792)

[1]
Interest expense and other, net consists of interest expense and interest income. The decrease from 2012 compared to 2011 is primarily due to a decrease in interest expense and amortization of debt issuance costs attributable to the repayment of our convertible subordinated debentures in the second quarter of 2011.

[2]
In the first quarter of 2011, we sold certain patents and related rights and materials for proceeds and a net gain of $1.6 million. All of the patents were originally obtained by us during our June 2005 acquisition of Equator Technologies, Inc., and the underlying technologies pertain to markets that we no longer pursue.

Provision (benefit) for income taxes
The provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Provision (benefit) for income taxes	$328	$(571)	$141
The income tax expense recorded for the year ended December 31, 2013 is comprised of $0.8 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.5 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations. The income tax benefit recorded for the year ended December 31, 2012 is comprised of a benefit of $1.5 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations, partially offset by $0.9 million in current and deferred tax expense for our profitable cost-plus foreign entities and accruals for tax contingencies in foreign jurisdictions. The income tax expense recorded for the year ended December 31, 2011 is comprised of $1.1 million in current and deferred tax expense for our profitable cost-plus foreign entities and accruals for tax contingencies in foreign jurisdictions, partially offset by a benefit of $1.0 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statutes of limitation.
We continue to record a full valuation allowance against our U.S. net deferred tax assets at December 31, 2013 and against our U.S. and Canadian net deferred tax assets at December 31, 2012 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2013, we have federal and state net operating loss carryforwards of approximately $194.1 million and $21.0 million, respectively, which will expire between 2014 and 2033. As of December 31, 2013, we have available federal and state research and experimentation tax credit carryforwards of approximately $7.8 million and $3.1 million, respectively, which begin expiring in 2019. We have a general foreign tax credit of $3.1 million which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $7.4 million from $13.4 million at December 31, 2012 to $20.8 million at December 31, 2013. The increase resulted primarily from approximately $9.6 million in net proceeds from our underwritten registered public offering of our common stock (see "Equity offering"), a $3.0 million non-formula advance on our short-term line of credit and $0.5 million in proceeds from the issuance of common stock under our employee equity incentive plans. These increases were partially offset by $1.2 million used in operating activities due primarily to the net loss we recorded for the year ended December 31, 2013 and $4.5 million used for purchases of property and equipment and licensed technology and payments on other asset financing.
Total cash and marketable securities decreased $1.7 million from $15.1 million at December 31, 2011 to $13.4 million at December 31, 2012. The decrease resulted primarily from $3.9 million used for purchases of property and equipment and payments on other asset financing, partially offset by $1.8 million provided by operating activities due primarily to changes in working capital.
As of December 31, 2013, our cash and cash equivalents balance of $20.8 million consisted of $0.4 million in cash and $20.4 million in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of December 31, 2013, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to eliminate the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net increased to $4.8 million at December 31, 2013 from $3.8 million at December 31, 2012. Average number of days sales outstanding increased to 29 days at December 31, 2013 from 25 days at December 31, 2012. The increase in accounts receivable and days sales outstanding was primarily due to $2.3 million of licensing revenue recorded during the fourth quarter of 2013 which was received subsequent to year-end.
Inventories
Inventories decreased to $1.7 million at December 31, 2013 from $2.7 million at December 31, 2012. Inventory turnover increased to 12.9 at December 31, 2013 from 7.3 at December 31, 2012, primarily due to lower average inventory balances and decreased cost of goods sold during the fourth quarter of 2013 compared to the fourth quarter of 2012. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement (the "Revolving Loan Agreement") with Silicon Valley Bank (the "Bank"). On December 14, 2012, we and the Bank entered into Amendment No. 1 (the "Amendment No. 1") to the Revolving Loan Agreement. The Revolving Loan Agreement, as amended, provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. On December 4, 2013, we and the Bank entered into Amendment No. 2 (the "Amendment No. 2") to the Revolving Loan Agreement which changes the maturity date of the revolving line of credit provided pursuant to the Revolving Loan Agreement to January 1, 2016. The maturity date was previously December 14, 2014, as provided by Amendment No. 1 to the Revolving Loan Agreement. In addition, the Revolving Loan Agreement, as amended, provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.

The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2013, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of December 31, 2013, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3.0 million which were repaid within required terms. We had no outstanding borrowings under the Revolving Line as of December 31, 2012.
Equity offering
On August 21, 2013, we completed the sale of 3,024,500 shares of common stock, in an underwritten registered offering at a price to the public of $3.50 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses were approximately $9.6 million.
Liquidity
As of December 31, 2013, we had no long-term debt, our short-term debt of $3.0 million was repaid within required terms and our cash and cash equivalents balance of $20.8 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
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
Certain of our distributors have stock rotation provisions in their distributor agreements, which allow them to return a limited amount of their in-stock inventory in exchange for products of equal value. At the end of each reporting period, we estimate the reserve for stock rotations based on historical experience and knowledge of any applicable events or transactions.
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
Allowance for Doubtful Accounts. We offer credit to customers after careful examination of their creditworthiness. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. At the end of each reporting period, we estimate the allowance for doubtful accounts based on our account-by-account risk analysis of outstanding receivable balances. The determination to write-off specific accounts receivable balances is made based on the likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Amortization of Non-Cancelable Prepaid Royalty. As of December 31, 2013, we had a prepaid non-cancelable royalty of $0.3 million for the license of IP from a third party. We amortize the prepaid based on our estimated average unit cost, which is dependent upon forecasted shipments of our products that contain the licensed IP.  If our actual shipments are less than forecasted, the estimated amortization rate will increase in the future.

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2013, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.
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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2013 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$4,216	$1,727	$1,911	$578
Payments on accrued balances related to asset purchases	2,610	2,416	194	—
Estimated purchase commitments to contract manufacturers	4,368	4,368	—	—
Total [1]	$11,194	$8,511	$2,105	$578

1.
We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $2.2 million of income taxes payable has been excluded from the table above.

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
Interest Rate Risk
As of December 31, 2013, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 5, 2014

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$20,805	$13,404
Accounts receivable, net	4,761	3,772
Inventories	1,663	2,702
Prepaid expenses and other current assets	2,858	1,727
Total current assets	30,087	21,605
Property and equipment, net	4,084	6,283
Other assets, net	2,573	1,653
Total assets	$36,744	$29,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,327	$2,224
Accrued liabilities and current portion of long-term liabilities	10,505	8,666
Current portion of income taxes payable	92	207
Short-term line of credit	3,000	—
Total current liabilities	14,924	11,097
Long-term liabilities, net of current portion	677	1,445
Income taxes payable, net of current portion	2,201	2,331
Total liabilities	17,802	14,873
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 22,006,932 and 18,400,783 shares issued and outstanding as of December 31, 2013 and 2012, respectively	362,644	349,531
Accumulated other comprehensive loss	(82)	(113)
Accumulated deficit	(343,620)	(334,750)
Total shareholders’ equity	18,942	14,668
Total liabilities and shareholders’ equity	$36,744	$29,541
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue, net	$48,118	$59,710	$64,609
Cost of revenue (1)	21,708	29,862	34,242
Gross profit	26,410	29,848	30,367
Operating expenses:
Research and development (2)	20,664	20,757	22,906
Selling, general and administrative (3)	13,883	14,944	15,266
Total operating expenses	34,547	35,701	38,172
Loss from operations	(8,137)	(5,853)	(7,805)
Interest expense and other, net	(405)	(412)	(484)
Gain on sale of patents	—	—	1,600
Gain on sale of marketable securities	—	—	264
Total other income (expense), net	(405)	(412)	1,380
Loss before income taxes	(8,542)	(6,265)	(6,425)
Provision (benefit) for income taxes	328	(571)	141
Net loss	$(8,870)	$(5,694)	$(6,566)
Net loss per share - basic and diluted	$(0.45)	$(0.31)	$(0.40)
Weighted average shares outstanding - basic and diluted	19,816	18,252	16,330

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$369	$565	$441
Stock-based compensation	164	162	129
(2) Includes stock-based compensation	1,204	893	845
(3) Includes stock-based compensation	1,640	1,109	1,037
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(8,870)	$(5,694)	$(6,566)
Other comprehensive loss:
Reclassification of unrealized gain upon sale of available-for-sale securities	—	—	(255)
Unrealized loss on available-for-sale securities	—	—	(2)
Pension adjustment	37	(56)	(4)
Tax effect of reclassification of unrealized gain upon sale of available-for-sale securities	—	—	26
Tax effect of pension adjustment	(6)	10	1
Total comprehensive loss	$(8,839)	$(5,740)	$(6,800)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(8,870)	$(5,694)	$(6,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,409	4,735	5,114
Stock-based compensation	3,008	2,164	2,011
Reversal of uncertain tax positions	(452)	(1,455)	(967)
Deferred income tax expense (benefit)	154	(110)	23
(Gain) loss on asset disposal	(12)	187	—
Gain on sale of patents	—	—	(1,600)
Gain on sale of marketable securities	—	—	(264)
Amortization of debt issuance costs	—	—	31
Other non-cash tax expense	—	—	26
Amortization on marketable securities	—	—	17
Other	61	63	11
Changes in operating assets and liabilities:
Accounts receivable, net	(989)	785	(70)
Inventories	1,039	1,405	751
Prepaid expenses and other current and long-term assets, net	(637)	1,368	875
Accounts payable	(937)	(2,410)	(399)
Accrued current and long-term liabilities	1,837	187	(274)
Income taxes payable	207	559	546
Net cash provided by (used in) operating activities	(1,182)	1,784	(735)
Cash flows from investing activities:
Purchases of property and equipment	(1,694)	(1,835)	(2,636)
Purchases of licensed technology	(598)	—	(100)
Proceeds from sales of property and equipment	13	—	11
Proceeds from sales and maturities of marketable securities	—	—	12,961
Proceeds from sale of patents	—	—	1,600
Net cash provided by (used in) investing activities	(2,279)	(1,835)	11,836
Cash flows from financing activities:
Net proceeds from equity offering	9,625	—	8,327
Proceeds (payments) from line of credit	3,000	—	(3,000)
Payments on asset financings	(2,243)	(2,081)	(2,760)
Proceeds from issuances of common stock	480	444	331
Repurchase of debentures	—	—	(15,779)
Net cash provided by (used in) financing activities	10,862	(1,637)	(12,881)
Net increase (decrease) in cash and cash equivalents	7,401	(1,688)	(1,780)
Cash and cash equivalents, beginning of period	13,404	15,092	16,872
Cash and cash equivalents, end of period	$20,805	$13,404	$15,092
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2010	13,566,021	$336,254	$167	$(322,490)	$13,931
Stock issued under stock option and stock purchase plans	202,649	331	—	—	331
Equity offering	4,197,500	8,327	—	—	8,327
Stock-based compensation expense	—	2,011	—	—	2,011
Net loss	—	—	—	(6,566)	(6,566)
Reclassification of unrealized gain upon sale of available-for-sale securities, net of tax of $(26)	—	—	(229)	—	(229)
Unrealized gain on available-for-sale securities, net of tax of $0	—	—	(2)	—	(2)
Pension adjustment, net of tax of $(1)	—	—	(3)	—	(3)
Balance as of December 31, 2011	17,966,170	346,923	(67)	(329,056)	17,800
Stock issued under stock option and stock purchase plans	434,613	444	—	—	444
Stock-based compensation expense	—	2,164	—	—	2,164
Net loss	—	—	—	(5,694)	(5,694)
Pension adjustment, net of tax of $(10)	—	—	(46)	—	(46)
Balance as of December 31, 2012	18,400,783	349,531	(113)	(334,750)	14,668
Stock issued under stock option and stock purchase plans	581,649	480	—	—	480
Equity offering	3,024,500	9,625	—	—	9,625
Stock-based compensation expense	—	3,008	—	—	3,008
Net loss	—	—	—	(8,870)	(8,870)
Pension adjustment, net of tax of $6	—	—	31	—	31
Balance as of December 31, 2013	22,006,932	$362,644	$(82)	$(343,620)	$18,942
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION
Nature of Business
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products are used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth. Our primary target markets include digital projection systems, digital televisions, UltrabookTM devices, tablets, and smartphones.
We have an intellectual property portfolio of 125 patents related to the visual display of digital image data.  We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed.  We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction gains (losses) were $123, $84 and $(9) for the years ended December 31, 2013, 2012 and 2011, respectively.
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which consist of U.S. denominated money market funds totaled $20,396 and $13,104 at December 31, 2013 and 2012, respectively.
Accounts Receivable
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. At the end of each reporting period, we estimate the allowance for doubtful accounts based on an account-by-account risk analysis of outstanding receivable balances. The determination to write-off specific accounts receivable balances is made based on the likelihood of collection and past due status. Past due status is based on invoice date and terms specific to each customer.
Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful life of the assets which are generally as follows:

Software	Lesser of 3 years or contractual license term
Equipment, furniture and fixtures	2 years
Tooling	2 to 4 years
Leasehold improvements	Lesser of lease term or estimated useful life
The cost of property and equipment repairs and maintenance is expensed as incurred.
Licensed Technology
We have capitalized licensed technology assets in other long-term assets. These assets are stated at cost and are amortized on a straight-line basis over the term of the license or the estimated life of the asset, if the license is not contractually limited, which is generally two to five years.
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
There are no customer acceptance provisions associated with our products, and except for replacement of defective products under our warranty program discussed below, we have no obligation to accept product returns from end customers; however, we have accepted returns on a case-by-case basis as customer accommodations in the past. As a result, we provide for estimated reductions to gross profit for these sales returns in our reserve for sales returns and allowances. At the end of each reporting period, we estimate the reserve based on historical experience and knowledge of any applicable events or transactions. The reserve is included in accrued liabilities in our consolidated balance sheets.
A portion of our sales are made to distributors under agreements that grant the distributor limited stock rotation rights and price protection on in-stock inventory. The stock rotation rights allow these distributors to exchange a limited amount of their in-stock inventory for other Pixelworks product. As a result, we provide for estimated reductions to gross profit for these stock rotations in our reserve for sales returns and allowances. At the end of each reporting period, we estimate the reserve based on historical experience and knowledge of any applicable events or transactions. The reserve is included in accrued liabilities in our consolidated balance sheets.
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
Warranty Program
We warrant that our products will be free from defects in material and workmanship for a period of twelve months from delivery. Warranty repairs are guaranteed for the remainder of the original warranty period. Our warranty is limited to repairing or replacing products, or refunding the purchase price. At the end of each reporting period, we estimate a reserve for warranty returns based on historical experience and knowledge of any applicable events or transactions. The reserve for warranty returns is included in accrued liabilities in our consolidated balance sheets.
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
The fair value of our stock option grants and purchase rights under our employee stock purchase plan are estimated as of the grant date using the Black-Scholes option valuation model which is affected by our estimates of the risk free interest rate, our expected dividend yield, expected term and the expected share price volatility of our common shares over the expected term. The fair values of our restricted stock awards are based on the market value of our stock on the date of grant, adjusted for the effect of estimated forfeitures.

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
Interest Expense and Other, Net
Interest expense and other, consists of the following:

	Year Ended December 31,
	2013	2012	2011
Interest expense	$(409)	$(417)	$(468)
Interest income	4	5	15
Amortization of debt issuance costs	—	—	(31)
Interest expense and other, net	$(405)	$(412)	$(484)
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
An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects for uncertain tax positions in our consolidated balance sheets.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, consists of the following:

	December 31,
	2013	2012
Actuarial loss on pension obligation	$(52)	$(80)
Accumulated transition pension obligation	(30)	(33)
Accumulated other comprehensive loss	$(82)	$(113)
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

NOTE 3.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2013	2012
Accounts receivable, gross	$5,076	$4,124
Allowance for doubtful accounts	(315)	(352)
Accounts receivable, net	$4,761	$3,772
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$352	$361	$399
Additions charged (reductions credited)	10	(9)	(10)
Accounts written-off, net of recoveries	(47)	—	(28)
Balance at end of year	$315	$352	$361

Inventories
Inventories consist of the following:

	December 31,
	2013	2012
Finished goods	$793	$1,090
Work-in-process	870	1,612
Inventories	$1,663	$2,702
We recorded inventory write-downs of $24, $106 and $289 for the years ended December 31, 2013, 2012 and 2011, respectively. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure, net of sales of previously reserved inventory of $66, $15 and $74 for the years ended December 31, 2013, 2012 and 2011, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable, other receivables, deferred costs and deferred tax assets.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2013	2012
Equipment, furniture and fixtures	$8,353	$8,150
Software	8,282	8,835
Tooling	2,886	2,254
Leasehold improvements	2,212	2,212
	21,733	21,451
Accumulated depreciation and amortization	(17,649)	(15,168)
Property and equipment, net	$4,084	$6,283

Software amortization was $2,426, $2,157 and $1,882 for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,590, $1,908 and $1,707 for the years ended December 31, 2013, 2012 and 2011, respectively.
Other Assets, Net
Other assets consist primarily of licensed technology, prepaid royalties and deposits. Amortization of licensed technology was $393, $670 and $1,525 for the years ended December 31, 2013, 2012 and 2011, respectively.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2013	2012
Accrued payroll and related liabilities	$2,261	$2,305
Current portion of accrued liabilities for asset financings	2,251	1,688
Accrued commissions and royalties	1,862	1,708
Deferred revenue	1,271	73
Accrued interest payable	1,087	808
Reserve for warranty returns	329	457
Other	1,444	1,627
Accrued liabilities and current portion of long-term liabilities	$10,505	$8,666

The following is a summary of the change in our reserve for warranty returns:

	Year Ended December 31,
	2013	2012	2011
Reserve for warranty returns:
Balance at beginning of year	$457	$439	$723
Provision (benefit)	84	588	(8)
Charge-offs	(212)	(570)	(276)
Balance at end of year	$329	$457	$439
Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement (the "Revolving Loan Agreement") with Silicon Valley Bank (the "Bank"). On December 14, 2012, we and the Bank entered into Amendment No. 1 (the "Amendment No. 1") to the Revolving Loan Agreement. The Revolving Loan Agreement, as amended, provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. On December 4, 2013, we and the Bank entered into Amendment No. 2 (the "Amendment No. 2") to the Revolving Loan Agreement which changes the maturity date of the revolving line of credit provided pursuant to the Revolving Loan Agreement to January 1, 2016. The maturity date was previously December 14, 2014, as provided by Amendment No. 1 to the Revolving Loan Agreement. In addition, the Revolving Loan Agreement, as amended, provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender’s prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on January 1, 2016, which is the scheduled maturity date for the Revolving Line.
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
As of December 31, 2013, short-term borrowings outstanding under the Revolving Line were non-formula advances in the aggregate of $3,000 which were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2013 was 3.5%. We had no outstanding borrowings under the Revolving Line as of December 31, 2012.

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
The following table presents information about our assets measured at fair value on a recurring basis in the consolidated balance sheets at December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
As of December 31, 2013:
Money market funds	$20,396	$—	$—	$20,396
As of December 31, 2012:
Money market funds	$13,104	$—	$—	$13,104
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

NOTE 5.    RESEARCH AND DEVELOPMENT
During the second quarter of 2012, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses that we expect to incur in connection with our development of an IC product to be sold exclusively to the customer. We expect to begin selling units of the product developed under the Co-development Agreement during 2014, however, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.

The initial $3,500 due under the Co-development Agreement was received within sixty days of contract signing and a second payment of $1,750 was received during the third quarter of 2013 upon completion of a development milestone. The final payment of $1,750 was invoiced during the fourth quarter of 2013 upon completion of the final development milestone. We recognized offsets to research and development expense related to the Co-development Agreement of $3,500 in each of 2012 and 2013.

NOTE 6.    INCOME TAXES
Current and Deferred Income Tax Expense (Benefit)
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$(9,705)	$(7,510)	$(8,175)
Foreign	1,163	1,245	1,750
Domestic and foreign pre-tax loss	$(8,542)	$(6,265)	$(6,425)

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$55	$55	$55
State	(17)	1	3
Foreign	136	(517)	60
Total current	174	(461)	118
Deferred:
Federal	—	—	(3)
State	—	—	1
Foreign	154	(110)	25
Total deferred	154	(110)	23
Income tax expense (benefit)	$328	$(571)	$141
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	34%	34%	34%
Expiration of tax attributes	(38)	(9)	(63)
Change in valuation allowance	8	(13)	29
Stock-based compensation	(6)	(14)	(4)
Tax contingencies, net of reversals	(5)	6	—
State income taxes, net of federal tax benefit	2	2	2
Impact of foreign earnings	2	(2)	3
Other	(1)	5	(3)
Effective income tax rate	(4)%	9%	(2)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$67,630	$66,348
Research and experimentation credit carryforwards	10,868	12,505
Foreign tax credit carryforwards	4,044	4,499
Deferred stock-based compensation	2,520	2,338
Capital loss carryforwards	2,222	2,218
Depreciation and amortization	2,098	2,348
Reserves and accrued expenses	740	670
Other	395	459
Total gross deferred tax assets	90,517	91,385
Deferred tax liabilities:
Foreign earnings	(471)	(633)
Other	(485)	(327)
Total gross deferred tax liabilities	(956)	(960)
Less valuation allowance	(89,136)	(89,841)
Net deferred tax assets	$425	$584
The current portion of the net deferred tax asset balance was $234 and $216 as of December 31, 2013 and 2012, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets. The non-current portion of the net deferred tax asset balance was $191 and $368 as of December 31, 2013 and 2012, respectively, and is included in other assets, net in the consolidated balance sheets.
We continue to record a full valuation allowance against our U.S. net deferred tax assets at December 31, 2013 and against our U.S. and Canadian net deferred tax assets at December 31, 2012 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $705, increased $832 and decreased $1,857 for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $194,141 and $20,981 respectively, which will expire between 2014 and 2033. As of December 31, 2013, we had available federal and state research and experimentation tax credit carryforwards of approximately $7,810 and $3,058, respectively, which begin expiring in 2019. We have a general foreign tax credit of $3,074 which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.
We had undistributed earnings of foreign subsidiaries of approximately $2,647 as of December 31, 2013, for which we have recorded a deferred tax liability.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rates to 15% for 2012 and 2013. The tax rate will return to 25% in 2014 upon expiration of the tax holiday, however, we are currently in the process of applying for an extension of the tax holiday.  The impact of the extension of the tax holiday will be recognized in the quarter in which the extension has been approved by the tax authorities.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the deferred tax asset resulting from such reinstatement for 2012 was reflected in 2013.
Uncertain Tax Positions
We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2013 and 2012, the amount of our uncertain tax positions was a liability of $1,897 and $2,090, respectively.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2013	2012
Uncertain tax positions:
Balance at beginning of year	$1,653	$2,255
Accrual for positions taken in a prior year	10	27
Accrual for positions taken in current year	222	356
Reversals due to lapse of statute of limitations	(293)	(985)
Balance at end of year	$1,592	$1,653
Interest and penalties:
Balance at beginning of year	$437	$850
Accrual for positions taken in prior year	27	56
Accrual for positions taken in current year	—	1
Reversals due to lapse of statute of limitations	(159)	(470)
Balance at end of year	$305	$437
During the years ended December 31, 2013, 2012 and 2011, we recognized $27, $57 and $205, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $270 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2010, 2009 and 2006, respectively. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor had we received any notice of, income tax examinations as of December 31, 2013.

NOTE 7.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $1,094, $1,386 and $1,746 for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in cost of revenue in the consolidated statements of operations.

401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made no contributions to the 401(k) plan during the years ended December 31, 2013, 2012 or 2011.
Leases
We acquire rights to use certain software engineer design tools under software licenses, accounting for such arrangements is similar to capital leases.
Our various office space and equipment leases are classified as operating leases. Certain of our leases for office space contain provisions under which monthly rent escalates over time and certain leases also contain provisions for reimbursement of a specified amount of leasehold improvements. When lease agreements contain escalating rent clauses, we recognize rent expense on a straight-line basis over the term of the lease. When lease agreements provide allowances for leasehold improvements, we capitalize the leasehold improvement assets and amortize them on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduce rent expense on a straight-line basis over the term of the lease by the amount of the asset capitalized. When lease agreements provide rent holidays, we reduce rent expense on a straight-line basis over the term of the lease by the amount of the rent holiday.
As of December 31, 2013, future minimum payments under non-cancelable software licenses and operating lease agreements are as follows:

Year Ending December 31,	Software licenses	Operating leases	Total
2014	$2,416	$1,727	$4,143
2015	194	681	875
2016	—	668	668
2017	—	562	562
2018	—	578	578
	2,610	$4,216	$6,826
Less: Interest component	(185)
Present value of minimum software license payments	2,425
Less: Current portion	(2,251)
Long-term portion of obligations	$174
Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1,822, $1,976 and $2,155, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2013, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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
The following schedule reconciles the computation of basic net loss per share and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(8,870)	$(5,694)	$(6,566)
Shares used in computing net loss per share - basic and diluted	19,816	18,252	16,330
Net loss per common share - basic and diluted	$(0.45)	$(0.31)	$(0.40)
The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee equity incentive plans	4,338	4,173	3,728
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards and units, and the assumed issuance of common stock under the stock purchase plan.

NOTE 9.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest	$149	$118	$265
Income taxes, net of refunds received	382	382	484
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,266	$1,231	$2,598

NOTE 10.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There are no shares of preferred stock issued as of December 31, 2013 and 2012.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.

Equity Offering
On August 21, 2013, we completed the sale of 3,024,500 shares of common stock, in an underwritten registered offering at a price to the public of $3.50 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $9,625.
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
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). Our shareholders approved increases to the total authorized shares of 1,000,000 1,000,000, 1,000,000, 1,150,000, and 1,000,000 on May 9, 2013, May 15, 2012, May 18, 2010, May 19, 2009, and May 20, 2008, respectively, increasing the total authorized shares available for issuance as equity awards to employees and non-employee directors to 6,483,333 shares. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, "Old Stock Incentive Plans"). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2013, 163,990 shares were available for grant under the 2006 Plan.
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
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2012:	3,953,786	$4.20
Granted	66,000	3.09
Exercised	(90,271)	3.11
Canceled and forfeited	(31,462)	2.94
Expired	(182,046)	15.91
Options outstanding as of December 31, 2013:	3,716,007	$3.65

The following table summarizes information about options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2013	Weighted average exercise price
$0.55 - $2.01	730,601	4.84	$0.89	675,767	$0.80
2.08 - 2.60	887,043	4.14	2.34	615,775	2.33
2.74 - 3.26	951,036	3.24	3.13	690,922	3.15
3.27 - 4.04	717,272	2.80	3.45	654,868	3.44
4.05 - 47.40	430,055	2.56	12.51	411,849	12.87
$0.55 - $47.40	3,716,007	3.60	$3.65	3,049,181	$3.84

During the years ended December 31, 2013, 2012 and 2011 the total intrinsic value of options exercised was $112, $251 and $85, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2013, options outstanding had a total intrinsic value of $7,701.
Options outstanding that have vested and are expected to vest as of December 31, 2013 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	3,049,181	$3.84	3.45	$6,338
Expected to vest	611,725	2.76	4.29	1,259
Total	3,660,906	$3.66	3.59	$7,597
The fair value of options vested in each of the years ended December 31, 2013, 2012 and 2011 approximates total stock-based compensation expense recorded in our statement of operations during each of the respective years.
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units, to employees and non-employee directors. During the years ended December 31, 2013, 2012 and 2011 we granted 1,030,673, 336,150, and 218,000 shares, respectively, of restricted stock with a weighted average grant date fair value of $3.95, $2.56, and $3.19 per share, respectively.
The following table summarizes the activities for our unvested restricted stock units for the year ended December 31, 2013:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2012:	377,650	$2.63
Granted	1,030,673	3.95
Vested	(404,620)	2.70
Canceled	(5,450)	3.13
Unvested at December 31, 2013:	998,253	$4.06
Expected to vest after December 31, 2013	920,507	$4.06
Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2013, 2012 and 2011, we issued 101,068, 96,299 and 110,038 shares, respectively for proceeds of $198, $186 and $265, respectively, under the ESPP.

Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Stock Option Plans:
Risk free interest rate	1.08%	0.79%	1.97%
Expected dividend yield	0%	0%	0%
Expected term (in years)	4.93	4.69	4.66
Volatility	82%	89%	92%
Employee Stock Purchase Plan:
Risk free interest rate	0.19%	0.19%	0.15%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.03	1.04	1.06
Volatility	62%	52%	52%

The weighted average fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $1.96, $1.79 and $2.20, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option’s expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2013, unrecognized stock-based compensation cost is $3,582, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.90 years.

NOTE 11.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the bill-to customer, was as follows:

	Year Ended December 31,
	2013	2012	2011
Japan	$19,824	$35,198	$43,207
U.S.	8,407	5,996	2,477
Taiwan	7,337	10,163	10,742
China	6,329	3,627	2,294
Korea	3,241	1,118	1,597
Europe	1,515	1,871	2,355
Other	1,465	1,737	1,937
	$48,118	$59,710	$64,609

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2013	2012	2011
Distributors:
All distributors	65%	74%	69%
Distributor A	31%	50%	53%
Distributor B	10%	5%	3%
End Customers:(1)
Top five end customers	57%	53%	51%
End customer A	17%	—%	—%
End customer B	12%	13%	13%
End customer C	12%	8%	8%
End customer D	4%	17%	14%
End customer E	3%	5%	14%
 ________________
(1) End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2013	2012
Account A	45%	—%
Account B	14%	1%
Account C	11%	35%
Account D	8%	15%
Account E	4%	15%

NOTE 12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2013
Revenue, net	$8,271	$9,554	$15,309	$14,984
Gross profit	3,977	4,622	9,322	8,489
Income (loss) from operations	(5,505)	(4,662)	1,792	238
Income (loss) before income taxes	(5,603)	(4,759)	1,691	129
Net income (loss)	(5,405)	(4,924)	1,509	(50)
Net income (loss) per share:
Basic	(0.29)	(0.26)	0.07	(0.00)
Diluted	(0.29)	(0.26)	0.07	(0.00)
2012
Revenue, net	$14,330	$15,524	$16,285	$13,571
Gross profit	7,809	7,659	7,788	6,592
Loss from operations	(1,303)	(848)	(471)	(3,231)
Loss before income taxes	(1,401)	(949)	(576)	(3,339)
Net loss	(638)	(1,099)	(400)	(3,557)
Net loss per share - basic and diluted:	(0.04)	(0.06)	(0.02)	(0.19)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2013, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework 1992, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pixelworks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pixelworks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 5, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 5, 2014

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions “Election of Directors - Director Nominees for Election to New Three-Year Terms” and “Election of Directors - Continuing Directors Not Being Considered for Election at this Annual Meeting” and “Information about our Executive Officers” in our Proxy Statement for our 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement") to be filed within 120 days after December 31, 2013 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is incorporated by reference from the Section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Accounting and Financial Officer) and all of our other executive officers. We have also adopted a Code of Ethics for Senior Financial Officers, Financial Vice-Presidents, Directors and Managers, and Disclosure Committee Members (the "Code of Ethics for Senior Financial Officers") that applies to our Chief Executive Officer (our Principal Executive Officer), our Chief Financial Officer (our Principal Accounting and Financial Officer), our directors and others identified in the title of the code. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are each available on our website free of charge at www.pixelworks.com. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics or Code of Ethics for Senior Financial Officers by posting such information on our website at www.pixelworks.com or by filing a Current Report on Form 8-K.

We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The members of the audit committee are Daniel Heneghan, Chairman, Barry Cox and C. Scott Gibson. The audit committee has the responsibility and authority described in the Pixelworks, Inc. Charter of the Audit Committee of the Board of Directors, which has been approved by our board of directors. A copy of the audit committee charter is available on our website at www.pixelworks.com. Our board of directors has determined that Mr. Heneghan, Mr. Cox and Mr. Gibson meet the independence requirements set forth in Rule 10A-3(b)(1) under the Exchange Act and in the applicable rules of the NASDAQ. In addition, our board of directors has determined that Mr. Heneghan, Mr. Cox and Mr. Gibson each qualify as an audit committee financial expert as defined by SEC rules.

Item 11.	Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions “Compensation Committee Report”, “Executive Compensation”, “Executive Compensation - Compensation Discussion and Analysis” and “Information About Our Board of Directors - Director Compensation” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Information about our Equity Compensation Plans" in our 2014 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions “Certain Relationships and Related Transactions” and “Information About Our Board of Directors” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption “Information About Our Independent Registered Public Accounting Firm” in our 2014 Proxy Statement and is incorporated herein by reference.

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

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005). +

10.3	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2011). +

10.4	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001). +

10.5	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 16, 2012). +

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

10.11	Summary of Pixelworks Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.12
2012 Executive Employment Agreement dated and effective November 2, 2012, by and between Bruce Walicek and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2012). +

10.13	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009). +

10.14	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007). +

10.15
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

10.19
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

10.21
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

10.26
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.27
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010,by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.28
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

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

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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

(b) Exhibits.
See Item 15 (a) (3) above.
(c) Financial Statement Schedules.
See Item 15 (a) (2) above.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated:	March 5, 2014	By:	/s/ Bruce A. Walicek
Bruce A. Walicek
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Walicek	President and
Bruce A. Walicek	Chief Executive Officer (Principal Executive Officer)	March 5, 2014

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
Steven L. Moore		March 5, 2014

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 5, 2014

/s/ Steven R. Becker	Director
Steven R. Becker		March 5, 2014

/s/ Mark A. Christensen	Director
Mark A. Christensen		March 5, 2014

/s/ Barry L. Cox	Director
Barry L. Cox		March 5, 2014

/s/ Stephen L. Domenik	Director
Stephen L. Domenik		March 5, 2014

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 5, 2014

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 5, 2014

/s/ Bradley J. Shisler	Director
Bradley J. Shisler		March 5, 2014

/s/ Bruce A. Walicek	Director
Bruce A. Walicek		March 5, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

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

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005). +

10.3	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2011). +

10.4	Pixelworks, Inc. 2001 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 31, 2001). +

10.5	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 16, 2012). +

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

10.11	Summary of Pixelworks Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.12
2012 Executive Employment Agreement dated and effective November 2, 2012, by and between Bruce Walicek and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2012). +

10.13	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009). +

10.14	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007). +

10.15
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

10.19
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

10.21
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

10.26
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.27
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010,by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.28
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

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

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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