Form 10-Q
period 2014-03-31
PIXELWORKS, INC
filed 2014-05-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2014: 22,508,363.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,920	$20,805
Accounts receivable, net	4,362	4,761
Inventories	2,027	1,663
Prepaid expenses and other current assets	1,567	2,858
Total current assets	29,876	30,087
Property and equipment, net	6,172	4,084
Other assets, net	2,122	2,573
Total assets	$38,170	$36,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,564	$1,327
Accrued liabilities and current portion of long-term liabilities	10,694	10,505
Current portion of income taxes payable	138	92
Short-term line of credit	3,000	3,000
Total current liabilities	15,396	14,924
Long-term liabilities, net of current portion	2,131	677
Income taxes payable, net of current portion	1,874	2,201
Total liabilities	19,401	17,802
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	364,978	362,644
Accumulated other comprehensive loss	(82)	(82)
Accumulated deficit	(346,127)	(343,620)
Total shareholders’ equity	18,769	18,942
Total liabilities and shareholders’ equity	$38,170	$36,744
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue, net	$13,541	$8,271
Cost of revenue (1)	5,546	4,294
Gross profit	7,995	3,977
Operating expenses:
Research and development (2)	6,385	5,884
Selling, general and administrative (3)	4,049	3,598
Total operating expenses	10,434	9,482
Loss from operations	(2,439)	(5,505)
Interest expense and other, net	(122)	(98)
Loss before income taxes	(2,561)	(5,603)
Benefit for income taxes	(54)	(198)
Net loss	$(2,507)	$(5,405)
Net loss per share - basic and diluted	$(0.11)	$(0.29)
Weighted average shares outstanding - basic and diluted	22,204	18,456

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$56	$91
Stock-based compensation	89	40
(2) Includes stock-based compensation	826	258
(3) Includes stock-based compensation	788	386
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,507)	$(5,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,703	684
Depreciation and amortization	1,144	1,058
Reversal of uncertain tax positions	(270)	(452)
Deferred income tax expense	160	—
Other	24	38
Changes in operating assets and liabilities:
Accounts receivable, net	399	1,374
Inventories	(364)	278
Prepaid expenses and other current and long-term assets, net	1,656	214
Accounts payable	202	(151)
Accrued current and long-term liabilities	(967)	(237)
Income taxes payable	(10)	64
Net cash provided by (used in) operating activities	1,170	(2,535)
Cash flows from investing activities:
Purchases of property and equipment	(266)	(69)
Net cash used in investing activities	(266)	(69)
Cash flows from financing activities:
Proceeds from issuances of common stock	631	105
Payments on asset financings	(420)	(558)
Proceeds from line of credit	—	2,300
Net cash provided by financing activities	211	1,847
Net increase (decrease) in cash and cash equivalents	1,115	(757)
Cash and cash equivalents, beginning of period	20,805	13,404
Cash and cash equivalents, end of period	$21,920	$12,647
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
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2014 and 2013 is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2013 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2014, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2014.
Comprehensive Loss
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three month periods ended March 31, 2014 and 2013, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a schedule of comprehensive loss in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial position, results of operations or cash flows as a result of this change.
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
Accounts receivable consists of the following:

	March 31, 2014	December 31, 2013
Accounts receivable, gross	$4,674	$5,076
Less: allowance for doubtful accounts	(312)	(315)
Accounts receivable, net	$4,362	$4,761

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$315	$352
Reductions credited	(3)	(5)
Balance at end of period	$312	$347

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished goods	$674	$793
Work-in-process	1,353	870
Inventories	$2,027	$1,663

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Gross carrying amount	$24,721	$21,733
Less: accumulated depreciation and amortization	(18,549)	(17,649)
Property and equipment, net	$6,172	$4,084

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2014	December 31, 2013
Current portion of accrued liabilities for asset financings	$3,255	$2,251
Accrued payroll and related liabilities	2,506	2,261
Accrued commissions and royalties	1,885	1,862
Accrued interest payable	1,177	1,087
Deferred revenue	318	1,271
Reserve for warranty returns	232	329
Other	1,321	1,444
Accrued liabilities and current portion of long-term liabilities	$10,694	$10,505

The following is the change in our reserve for warranty returns:

	Three Months Ended
	March 31,
	2014	2013
Reserve for warranty returns:
Balance at beginning of period	$329	$457
Benefit	(90)	(63)
Charge-offs	(7)	(31)
Balance at end of period	$232	$363

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2014, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of March 31, 2014 and as of December 31, 2013, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2014 and December 31, 2013 was 3.5%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014:
Money market funds	$21,268	$—	$—	$21,268

As of December 31, 2013:
Money market funds	$20,396	$—	$—	$20,396
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

NOTE 4: RESEARCH AND DEVELOPMENT
During 2012, we entered into a best efforts co-development agreement (the “Co-development Agreement”) with a customer to defray a portion of the research and development expenses that would be incurred in connection with our development of an IC product to be sold exclusively to the customer. Under the Co-development Agreement, we retain ownership of any modifications or improvements that are made to our pre-existing intellectual property and may use such improvements in products sold to other customers.
At the completion of certain development milestones under the Co-development Agreement, we invoiced the customer and recognized offsets to research and development expense of $3,500 in each of 2012 and 2013. All milestones under the Co-development Agreement were completed as of December 31, 2013.

NOTE 5: INCOME TAXES
The benefit for income taxes during the 2014 and 2013 periods is primarily comprised of benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation, current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. We recorded a benefit for the reversal of previously recorded tax contingencies of $270 and $452 during the first quarter of 2014 and the first quarter of 2013, respectively.
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

As of March 31, 2014 and December 31, 2013, the amount of our uncertain tax positions was a liability of $1,536 and $1,897, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $207 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
Our Chinese subsidiary was designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15%. The tax holiday expired on December 31, 2013, and therefore, our tax rate in China returned to 25% on January 1, 2014. We are currently making efforts to apply for an extension of the tax holiday. If an extension is granted, the impact of the extension of the tax holiday will be recognized in the quarter in which the extension has been approved by the tax authorities.
The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the deferred tax asset resulting from such reinstatement for 2012 was reflected in 2013.  No additional credit has been reflected for 2014 as the credit has not been extended beyond December 31, 2013. If the credit is extended for 2014, we do not expect it to have a material impact on the financial statements.

NOTE 6: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(2,507)	$(5,405)
Shares used in computing net loss per share - basic and diluted [1]	22,204	18,456
Net loss per common share - basic and diluted	$(0.11)	$(0.29)

[1]
The increase in shares from the first quarter of 2013 to the first quarter of 2014 is due primarily to the sale of approximately 3,025 shares of common stock in an underwritten registered offering during August 2013.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013
Employee equity incentive plans	4,630	4,388
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 7: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2014	2013
Cash paid during the period for:
Interest	$54	$46
Income taxes	40	152
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,825	$—

NOTE 8: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. A majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended
	March 31,
	2014	2013
Japan	$5,426	$4,901
United States	3,046	114
Taiwan	1,714	1,653
Korea	1,596	290
China	966	432
Europe	514	443
Other	279	438
	$13,541	$8,271

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2014	2013
Distributors:
All distributors	57%	81%
Distributor A	29%	43%
Distributor B	9%	12%
Distributor C	6%	11%
End customers: [1]
Top five end customers	55%	56%
End customer A	14%	—%
End customer B	12%	19%
End customer C	11%	2%
End customer D	10%	14%
End customer E	8%	11%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2014	December 31, 2013
Account A	21%	45%
Account B	21%	—%
Account C	14%	14%
Account D	10%	8%
Account E	5%	11%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2014, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio and research and development efforts and acquisition opportunities; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets; accounting policies and use of estimates; our revenue, including our expectations regarding the timing of license revenue related to an agreement with a third party to provide a non-exclusive license for our technologies and services; our operating expenses; and our anticipated commencement of sales of units of product developed under a co-development agreement in the second quarter of 2014. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2014 v. 2013
	2014	2013	$ Change	% Change
Revenue, net	$13,541	$8,271	$5,270	64%
Net revenue increased $5.3 million, or 64%, in the first quarter of 2014 compared to the first quarter of 2013. Revenue related to IC product sales was $10.6 million and $8.3 million in the first quarter of 2014 and 2013, respectively. Revenue related to licensing agreements was $2.9 million in the first quarter of 2014 and was nominal in the first quarter of 2013.
The increase related to IC product sales was primarily attributable to a 26% increase in units sold in the first quarter of 2014 compared to the first quarter of 2013. The increase in units sold was due to increased sales into both the digital projector and television and panel markets. Sales into the digital projector market increased primarily due to an improving macro-economic environment and its effect on end market demand. Sales into the television and panel market increased due to increased sales of our Ultra High Definition advanced television product. Average selling price (“ASP”) increased 2% in the first quarter of 2014 compared to the first quarter of 2013.
During the third quarter of 2013, we entered into an agreement with a third party to provide a non-exclusive license for a package of our technologies and to provide certain services, under which we expect to receive a total of approximately $10.3 million. We recorded approximately $1.9 million of licensing revenue in the first quarter of 2014 due to achieving milestones under this agreement. We expect to record an additional $0.3 million in licensing revenue related to this agreement over the remainder of 2014.
Additionally, we recorded approximately $1.0 million of licensing revenue in the first quarter of 2014 due to achieving the final milestone under a licensing agreement entered into during 2012.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	% of revenue	2013	% of revenue
Direct product costs and related overhead [1]	$5,275	39%	$4,161	50%
Licensing costs [2]	107	1	—	0
Inventory charges [3]	19	0	2	0
Other cost of revenue [4]	145	1	131	2
Total cost of revenue	$5,546	41%	$4,294	52%
Gross profit	$7,995	59%	$3,977	48%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[3]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin increased to 59% of total revenue in the first quarter of 2014, up from 48% of total revenue in the first quarter of 2013. The increase in gross profit margin was due primarily to an increase in the recognition of higher margin licensing revenue in the first quarter of 2014 compared to the first quarter of 2013.
Pixelworks’ gross margin is subject to variability based on changes in revenue levels, recognition of licensing revenue, product mix, ASPs, startup costs, and the timing and execution of manufacturing ramps as well as other factors.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Co-development agreement
During 2012, we entered into a best efforts co-development agreement (the “Co-development Agreement”) with a customer to defray a portion of the research and development expenses that would be incurred in connection with our development of an IC product to be sold exclusively to the customer. Under the Co-development Agreement, we retain ownership of any modifications or improvements that are made to our pre-existing intellectual property and may use such improvements in products sold to other customers.
At the completion of certain development milestones under the Co-development Agreement, we invoiced the customer and recognized offsets to research and development expense of $3.5 million in each of 2012 and 2013. All milestones under the Co-development Agreement were completed as of December 31, 2013. We currently expect to begin selling units of the product developed under the Co-development Agreement during the second quarter of 2014.
2014 v. 2013
Research and development expense for the three month periods ended March 31, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2014 v. 2013
	2014	2013	$ Change	% Change
Research and development	$6,385	$5,884	$501	9%
Research and development expense increased $0.5 million, or 9%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily attributable to an increase in stock-based compensation expense primarily due to restricted stock units granted to executives during the fourth quarter of 2013.
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
Selling, general and administrative expense for the three month periods ended March 31, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2014 v. 2013
	2014	2013	$ Change	% Change
Selling, general and administrative	$4,049	$3,598	$451	13%
Selling, general and administrative expense increased $0.5 million, or 13%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily attributable to an increase in stock-based compensation expense primarily due to restricted stock units granted to executives during the fourth quarter of 2013.
Benefit for income taxes
The benefit for income taxes during the 2014 and 2013 periods is primarily comprised of benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation, current and deferred tax expense in profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions. We recorded a benefit for the reversal of previously recorded tax contingencies of $0.3 million and $0.5 million in the first quarter of 2014 and the first quarter of 2013, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $1.1 million from $20.8 million at December 31, 2013 to $21.9 million at March 31, 2014. The net increase during the first quarter of 2014 included $1.2 million provided by operating activities due primarily to changes in working capital and $0.6 million in proceeds from the issuances of common stock under our employee equity incentive plans. These increases were partially offset by $0.7 million used for purchases of property and equipment and payments on other asset financings.
As of March 31, 2014, our cash and cash equivalents balance of $21.9 million consisted of $0.6 million in cash and $21.3 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2014, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net decreased to $4.4 million as of March 31, 2014 from $4.8 million as of December 31, 2013. The average number of days sales outstanding was 29 days as of March 31, 2014 and December 31, 2013.
Inventories
Inventories increased to $2.0 million as of March 31, 2014 from $1.7 million as of December 31, 2013. Inventory turnover decreased to 11.7 as of March 31, 2014 from 12.9 as of December 31, 2013, due to decreased average inventory balances and decreased costs associated with decreased revenue. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2014, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of March 31, 2014 and as of December 31, 2013, both advances were repaid within required terms.

Liquidity
As of March 31, 2014, we had no long-term debt and our cash and cash equivalents balance of $21.9 million was highly liquid. Additionally, our short-term debt of $3.0 million as of March 31, 2014 was repaid within required terms. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part II, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Contractual Payment Obligations
A summary of our contractual obligations as of March 31, 2014 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years
Operating leases	$4,500	$1,747	$2,319	$434
Payments on accrued balances related to asset purchases	5,183	3,411	1,772	—
Total [1]	$9,683	$5,158	$4,091	$434

1.
We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $1.9 million of income taxes payable has been excluded from the table above.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of March 31, 2014, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
Company Specific Risks
Our product strategy, which is targeted at markets demanding superior video and image quality, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
We have adopted a product strategy that focuses on our core competencies in video display processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our image processor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the television and panel markets, which includes Ultra high definition televisions, and the mobile market, our strategy focuses on implementing our intellectual property ("IP") to improve the video performance of our customers’ image processors through the use of our MotionEngine® advanced video co-processor integrated circuits. This strategy is designed to address the needs of the high-resolution and high-quality segment of these markets. Such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
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
Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to an increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be unwilling to select our products due to concerns over our financial strength. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products for the television and panel market and digital projection market.

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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29%, 31% and 50% of revenue for the three month period ended March 31, 2014 and the years ended December 31, 2013, and 2012, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors would negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 55%, 57% and 53% of revenue for the three month period ended March 31, 2014 and the years ended December 31, 2013, and 2012, respectively. As of March 31, 2014 we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2013 we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 78%, 83% and 90% of revenue for the three month period ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2014, we held 125 patents and had 36 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Global Market. Our stock price was below $1.00 as recently as May 6, 2009 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.

In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2013, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and, as of March 20, 2014, 9.8% of shares were held, collectively, by our directors, officers, and beneficial owners of at least 10% or more of our common stock. This means that we are susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

•	Oregon law permits our board to consider other factors beyond stockholder value in evaluating any acquisition offer (so-called "expanded constituency" provisions); and

•	a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

Item 6.	Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference on Form 10-Q filed on August 9, 2004).

3.2
Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008).

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 declared effective May 19, 2000).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as otherwise and to the extent specifically stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	May 9, 2014	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference on Form 10-Q filed on August 9, 2004).

3.2
Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008).

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 declared effective May 19, 2000).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as otherwise and to the extent specifically stated in such filing.