Form 10-Q
period 2014-06-30
PIXELWORKS, INC
filed 2014-08-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of July 31, 2014: 22,904,262.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,905	$20,805
Accounts receivable, net	4,124	4,761
Inventories	3,019	1,663
Prepaid expenses and other current assets	1,426	2,858
Total current assets	29,474	30,087
Property and equipment, net	7,082	4,084
Other assets, net	1,897	2,573
Total assets	$38,453	$36,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,484	$1,327
Accrued liabilities and current portion of long-term liabilities	11,268	10,505
Current portion of income taxes payable	241	92
Short-term line of credit	3,000	3,000
Total current liabilities	16,993	14,924
Long-term liabilities, net of current portion	1,746	677
Income taxes payable, net of current portion	2,026	2,201
Total liabilities	20,765	17,802
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	366,279	362,644
Accumulated other comprehensive loss	(82)	(82)
Accumulated deficit	(348,509)	(343,620)
Total shareholders’ equity	17,688	18,942
Total liabilities and shareholders’ equity	$38,453	$36,744
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue, net	$15,166	$9,554	$28,707	$17,825
Cost of revenue (1)	7,505	4,932	13,051	9,226
Gross profit	7,661	4,622	15,656	8,599
Operating expenses:
Research and development (2)	5,887	6,010	12,272	11,894
Selling, general and administrative (3)	3,709	3,274	7,758	6,872
Total operating expenses	9,596	9,284	20,030	18,766
Loss from operations	(1,935)	(4,662)	(4,374)	(10,167)
Interest expense and other, net	(130)	(97)	(252)	(195)
Loss before income taxes	(2,065)	(4,759)	(4,626)	(10,362)
Provision (benefit) for income taxes	317	165	263	(33)
Net loss	$(2,382)	$(4,924)	$(4,889)	$(10,329)
Net loss per share - basic and diluted	$(0.11)	$(0.26)	$(0.22)	$(0.56)
Weighted average shares outstanding - basic and diluted	22,667	18,652	22,437	18,554

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$35	$98	$91	$189
Stock-based compensation	41	31	130	71
(2) Includes stock-based compensation	413	215	1,239	473
(3) Includes stock-based compensation	487	354	1,275	740
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,889)	$(10,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,644	1,284
Depreciation and amortization	2,285	2,139
Reversal of uncertain tax positions	(270)	(452)
Deferred income tax expense	160	—
Other	44	53
Changes in operating assets and liabilities:
Accounts receivable, net	637	1,159
Inventories	(1,356)	793
Prepaid expenses and other current and long-term assets, net	1,770	477
Accounts payable	1,066	(438)
Accrued current and long-term liabilities	6	557
Income taxes payable	245	168
Net cash provided by (used in) operating activities	2,342	(4,589)
Cash flows from investing activities:
Purchases of property and equipment	(2,196)	(308)
Purchases of other assets	—	(98)
Net cash used in investing activities	(2,196)	(406)
Cash flows from financing activities:
Payments on asset financings	(1,037)	(838)
Proceeds from issuances of common stock	991	160
Proceeds from line of credit	—	3,500
Net cash provided by (used in) financing activities	(46)	2,822
Net increase (decrease) in cash and cash equivalents	100	(2,173)
Cash and cash equivalents, beginning of period	20,805	13,404
Cash and cash equivalents, end of period	$20,905	$11,231
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-quality digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products are used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth. Our primary target markets include digital projection systems, digital televisions, UltrabookTM devices, tablets, and smartphones.
We have an intellectual property portfolio of 125 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2014 and 2013 is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2013 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2014, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2014.
Comprehensive Loss
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and six month periods ended June 30, 2014 and 2013, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive loss in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company on January 1, 2017. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial position, results of operations and cash flows.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial position, results of operations or cash flows as a result of this change.

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
Accounts receivable consists of the following:

	June 30, 2014	December 31, 2013
Accounts receivable, gross	$4,434	$5,076
Less: allowance for doubtful accounts	(310)	(315)
Accounts receivable, net	$4,124	$4,761

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2014	2013
Balance at beginning of period	$315	$352
Reductions credited	(5)	(10)
Balance at end of period	$310	$342

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished goods	$1,395	$793
Work-in-process	1,624	870
Inventories	$3,019	$1,663

Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Gross carrying amount	$26,541	$21,733
Less: accumulated depreciation and amortization	(19,459)	(17,649)
Property and equipment, net	$7,082	$4,084

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2014	December 31, 2013
Accrued payroll and related liabilities	$3,290	$2,261
Current portion of accrued liabilities for asset financings	3,027	2,251
Accrued commissions and royalties	2,026	1,862
Accrued interest payable	1,276	1,087
Reserve for warranty returns	254	329
Deferred revenue	197	1,271
Other	1,198	1,444
Accrued liabilities and current portion of long-term liabilities	$11,268	$10,505

The following is the change in our reserve for warranty returns:

	Six Months Ended
	June 30,
	2014	2013
Reserve for warranty returns:
Balance at beginning of period	$329	$457
Provision (benefit)	(53)	120
Charge-offs	(22)	(193)
Balance at end of period	$254	$384

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2014, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of June 30, 2014 and as of December 31, 2013, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2014 and December 31, 2013 was 3.5%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of June 30, 2014:
Money market funds	$19,783	$—	$—	$19,783

As of December 31, 2013:
Money market funds	$20,396	$—	$—	$20,396
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

NOTE 4: RESEARCH AND DEVELOPMENT
During 2012, we entered into a best efforts co-development agreement (the “Co-development Agreement”) with a customer to defray a portion of the research and development expenses that would be incurred in connection with our development of an integrated circuit ("IC") product to be sold exclusively to the customer. Under the Co-development Agreement, we retain ownership of any modifications or improvements that are made to our pre-existing intellectual property and may use such improvements in products sold to other customers.
At the completion of certain development milestones under the Co-development Agreement, we invoiced the customer and recognized offsets to research and development expense of $3,500 in each of 2012 and 2013. All milestones under the Co-development Agreement were completed as of December 31, 2013.

NOTE 5: INCOME TAXES
The provision (benefit) for income taxes during the 2014 and 2013 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $270 and $452 during the first half of 2014 and 2013, respectively.
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

As of June 30, 2014 and December 31, 2013, the amount of our uncertain tax positions was a liability of $1,659 and $1,897, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $96 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
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

NOTE 6: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(2,382)	$(4,924)	$(4,889)	$(10,329)
Shares used in computing net loss per share - basic and diluted [1]	22,667	18,652	22,437	18,554
Net loss per common share - basic and diluted	$(0.11)	$(0.26)	$(0.22)	$(0.56)

[1]
The increase in shares from the first half of 2013 to the first half of 2014 is due primarily to the sale of approximately 3,025 shares of common stock in an underwritten registered offering during August 2013.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Employee equity incentive plans	4,223	4,274	4,425	4,316
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 7: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Six Months Ended
	June 30,
	2014	2013
Cash paid during the period for:
Interest	$73	$70
Income taxes	81	215
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$2,825	$42

NOTE 8: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Japan	$8,647	$4,685	$14,073	$9,586
Taiwan	3,239	1,873	4,953	3,526
China	1,413	1,453	2,379	1,886
Korea	775	518	2,371	808
Europe	507	492	1,021	935
United States	145	124	3,191	238
Other	440	409	719	846
	$15,166	$9,554	$28,707	$17,825

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Distributors:
All distributors	80%	78%	69%	79%
Distributor A	39%	41%	34%	42%
Distributor B	16%	9%	11%	10%
Distributor C	8%	15%	7%	10%
End customers: [1]
Top five end customers	61%	59%	50%	54%
End customer A	20%	16%	15%	15%
End customer B	14%	5%	10%	5%
End customer C	10%	16%	11%	17%
End customer D	10%	6%	6%	5%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2014	December 31, 2013
Account A	27%	11%
Account B	22%	8%
Account C	19%	2%
Account D	1%	14%
Account E	0%	45%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2014, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio and research and development efforts and acquisition opportunities; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets; accounting policies and use of estimates; our revenue, including our expectations regarding the timing of license revenue related to an agreement with a third party to provide a non-exclusive license for our technologies and services; and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk and our indemnification obligations. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-quality digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products are used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth. Our primary target markets include digital projection systems, digital televisions, UltrabookTM devices, tablets, and smartphones.
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

Results of Operations
Revenue, net
Net revenue for the three and six month periods ended June 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Revenue, net	$15,166	$9,554	59%	$28,707	$17,825	61%

Net revenue increased $5.6 million, or 59%, in the second quarter of 2014 compared to the second quarter of 2013 and increased $10.9 million, or 61% in the first half of 2014 compared to the first half of 2013. Revenue related to integrated circuit ("IC") product sales was $15.1 million and $9.5 million for the second quarter of 2014 and 2013, respectively and was $25.7 million and $17.8 million for the first half of 2014 and 2013, respectively. Revenue related to licensing agreements was $0.1 million and $2.9 million for the second quarter and first half of 2014, respectively, and was negligible for the second quarter and first half of 2013.
The increase related to IC product sales was primarily attributable to a 57% increase in units sold in the second quarter of 2014 compared to the second quarter of 2013 and a 43% increase in units sold in the first half of 2014 compared to the first half of 2013. The increase in units sold was due to increased sales into both the digital projector and television and panel markets. Sales into the digital projector market increased primarily due to an improving macro-economic environment and its effect on end market demand as well as due to sales of new products. Sales into the television and panel market increased due to increased sales of our Ultra High Definition advanced television product.
During the third quarter of 2013, we entered into an agreement with a third party to provide a non-exclusive license for a package of our technologies and to provide certain services, under which we received a total of $10.3 million. We recorded approximately $0.1 million of licensing revenue in the second quarter of 2014 and $2.0 million of licensing revenue in the first half of 2014, due to achieving milestones under this agreement. We expect to record an additional $0.2 million in licensing revenue related to this agreement over the remainder of 2014.
Additionally, we recorded approximately $1.0 million of licensing revenue in the first half of 2014 due to achieving the final milestone under a licensing agreement entered into during 2012.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of revenue	2013	% of revenue	2014	% of revenue	2013	% of revenue
Direct product costs and related overhead [1]	$7,113	47%	$4,808	50%	$12,388	43%	$8,968	50%
Inventory charges [2]	277	2	(5)	0	296	1	(2)	0
Licensing costs [3]	39	0	—	0	146	1	—	0
Other cost of revenue [4]	76	1	129	1	221	1	260	1
Total cost of revenue	$7,505	49%	$4,932	52%	$13,051	45%	$9,226	52%
Gross profit	$7,661	51%	$4,622	48%	$15,656	55%	$8,599	48%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[3]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin increased to 51% of total revenue in the second quarter of 2014, up from 48% of total revenue in the second quarter of 2013, and increased to 55% of total revenue in the first half of 2014, up from 48% of total revenue in the first half of 2013.

The increase in gross profit during the second quarter of 2014 compared to the second quarter of 2013 was primarily due to a decrease in direct product costs and related overhead as a percentage of revenue, primarily due to relatively constant overhead costs compared to increased revenue over the same periods.
The increase during the first half of 2014 compared to the first half of 2013 was primarily due to the recognition of higher margin licensing revenue during the first half of 2014. Excluding the impact of licensing revenue recorded during the first half of 2014, direct product costs and related overhead as a percentage of revenue decreased 2.1% in the first half of 2014 compared to the first half of 2013, primarily due to relatively constant overhead costs compared to increased revenue over the same periods.
Pixelworks’ gross margin is subject to variability based on changes in revenue levels, recognition of licensing revenue, product mix, average selling prices, startup costs, and the timing and execution of manufacturing ramps as well as other factors.
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
At the completion of certain development milestones under the Co-development Agreement, we invoiced the customer and recognized offsets to research and development expense of $3.5 million in each of 2012 and 2013. The offsets for 2013 were recorded in the second half of 2013, therefore, there are no offsets reflected in any of the periods presented below. All milestones under the Co-development Agreement were completed as of December 31, 2013. We began selling units of the product developed under the Co-development Agreement during the second quarter of 2014.
2014 v. 2013
Research and development expense for the three and six month periods ended June 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Research and development	$5,887	$6,010	(2)%	$12,272	$11,894	3%
Research and development expense decreased $0.1 million, or 2%, in the second quarter of 2014 compared to the second quarter of 2013, primarily due to a decrease in non-recurring engineering expense due to the timing of development activities, partially offset by an increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013.
Research and development expense increased $0.4 million, or 3%, in the first half of 2014 compared to the first half of 2013. The increase was primarily due to an increase in stock-based compensation expense primarily due to restricted stock units granted to executives during the fourth quarter of 2013 and an increase in compensation expense primarily due to annual merit and salary increases which occurred in the third quarter of 2013 as well as an increased management bonus accrual. These increases were partially offset by a decrease in non-recurring engineering expense due to the timing of development activities.

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
Selling, general and administrative expense for the three and six month periods ended June 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative	$3,709	$3,274	13%	$7,758	$6,872	13%
Selling, general and administrative expense increased $0.4 million, or 13%, in the second quarter of 2014 compared to the second quarter of 2013 and $0.9 million, or 13% in the first half of 2014 compared to the first half of 2013. The increases in the 2014 periods compared to the 2013 periods were primarily attributable to an increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013 and an increase in outside services expense primarily due to increased resources focused on marketing our mobile products.
Provision (benefit) for income taxes
The provision (benefit) for income taxes during the 2014 and 2013 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $0.3 million and $0.5 million in the first half of 2014 and the first half of 2013, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $0.1 million from $20.8 million at December 31, 2013 to $20.9 million at June 30, 2014. The net increase during the first half of 2014 included $2.3 million provided by operating activities and $1.0 million in proceeds from the issuances of common stock under our employee equity incentive plans. These increases were partially offset by $3.2 million used for purchases of property and equipment and payments on other asset financings.
As of June 30, 2014, our cash and cash equivalents balance of $20.9 million consisted of $1.1 million in cash and $19.8 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2014, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net decreased to $4.1 million as of June 30, 2014 from $4.8 million as of December 31, 2013. The average number of days sales outstanding decreased from 29 days as of December 31, 2013 to 24 days as of June 30, 2014. The decrease in accounts receivable and days sales outstanding was primarily due to $2.3 million of license revenue recorded during the fourth quarter of 2013 which was not collected until the first quarter of 2014. This decrease was partially offset by an increase in accounts receivable due to an increase in IC product sales during the second quarter of 2014.
Inventories
Inventories increased to $3.0 million as of June 30, 2014 from $1.7 million as of December 31, 2013. The increase in inventory was primarily due to an increase in units associated with the Co-development Agreement. Inventory turnover decreased to 11.8 as of June 30, 2014 from 12.9 as of December 31, 2013. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2014, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of June 30, 2014 and as of December 31, 2013, both advances were repaid within required terms.
Liquidity
As of June 30, 2014, we had no long-term debt and our cash and cash equivalents balance of $20.9 million was highly liquid. Additionally, our short-term debt of $3.0 million as of June 30, 2014 was repaid within required terms. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2014 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014. Our obligations for 2014 and beyond have not changed materially as of June 30, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of June 30, 2014, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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

Inherent Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
For a discussion of legal proceedings, see “Note 10: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, such information which is incorporated herein by reference.

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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 34%, 31% and 50% of revenue for the six month period ended June 30, 2014 and the years ended December 31, 2013, and 2012, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors would negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 50%, 57% and 53% of revenue for the six month period ended June 30, 2014 and the years ended December 31, 2013, and 2012, respectively. As of June 30, 2014 and December 31, 2013, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 89%, 83% and 90% of revenue for the six month period ended June 30, 2014 and the years ended December 31, 2013 and 2012, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to determine the origin of certain materials used in our products and disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. There are costs associated with complying with these rules, including costs incurred to conduct inquiries to determine the sources of any materials containing conflict minerals used in our products, to fulfill our reporting requirements and to develop and implement potential changes to products, processes or sources of supply if it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries. The implementation of these rules could also affect the sourcing, supply and pricing of materials used in our products. For example, there may only be a limited number of suppliers offering “conflict free” materials, we cannot be sure that we will be able to obtain necessary "conflict free" materials from such suppliers in sufficient quantities or at reasonable prices. In addition, we may face reputational challenges if we determine that any of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we may implement.

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
Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Additionally, any consolidation in the semiconductor industry may impact our competitive position. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. For example, frame rate conversion technology similar to that used in our line of MotionEngine® advanced video co-processors continues to be integrated into the system-on-chip ("SoC") and display timing controller products of our competitors. We cannot assure you that we can compete successfully against current or potential competitors.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2014, we held 125 patents and had 37 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
The daily trading volume of our common stock has historically been relatively low, although, during 2013 and 2014, trading volume increased compared to historical levels. As a result of this low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

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
Any inability or perceived inability of investors to realize a gain on an investment in our common stock could have an adverse effect on our business, financial condition and results of operations by potentially limiting our ability to retain our customers, to attract and retain qualified employees and to raise capital. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
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

In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of June 30, 2014, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and, as of March 20, 2014, 9.8% of shares were held, collectively, by our directors and officers as a group, and there are no beneficial owners of at least 5% or more of our common stock. This means that we are susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
The continued uncertain global economic environment and volatility in global credit and financial markets could materially and adversely affect our business and results of operations.
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

•	Oregon law permits our board to consider other factors beyond stockholder value in evaluating any acquisition offer (so-called "expanded constituency" provisions); and

•	a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

Item 6.	Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2004).

3.2
Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008).

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 declared effective May 19, 2000).

10.1	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

PIXELWORKS, INC.

Dated:	August 8, 2014	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2004).

3.2
Third Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008).

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 declared effective May 19, 2000).

10.1	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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