Form 10-Q
period 2014-09-30
PIXELWORKS, INC
filed 2014-11-07
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of October 31, 2014: 23,144,320.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,315	$20,805
Accounts receivable, net	6,124	4,761
Inventories	2,428	1,663
Prepaid expenses and other current assets	1,126	2,858
Total current assets	28,993	30,087
Property and equipment, net	6,737	4,084
Other assets, net	1,673	2,573
Total assets	$37,403	$36,744
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,202	$1,327
Accrued liabilities and current portion of long-term liabilities	10,186	10,505
Current portion of income taxes payable	267	92
Short-term line of credit	3,000	3,000
Total current liabilities	16,655	14,924
Long-term liabilities, net of current portion	1,686	677
Income taxes payable, net of current portion	2,115	2,201
Total liabilities	20,456	17,802
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	367,838	362,644
Accumulated other comprehensive loss	(82)	(82)
Accumulated deficit	(350,809)	(343,620)
Total shareholders’ equity	16,947	18,942
Total liabilities and shareholders’ equity	$37,403	$36,744
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue, net	$17,111	$15,309	$45,818	$33,134
Cost of revenue (1)	8,545	5,987	21,596	15,213
Gross profit	8,566	9,322	24,222	17,921
Operating expenses:
Research and development (2)	6,634	4,234	18,906	16,128
Selling, general and administrative (3)	3,900	3,296	11,658	10,168
Total operating expenses	10,534	7,530	30,564	26,296
Income (loss) from operations	(1,968)	1,792	(6,342)	(8,375)
Interest expense and other, net	(123)	(101)	(375)	(296)
Income (loss) before income taxes	(2,091)	1,691	(6,717)	(8,671)
Provision for income taxes	209	182	472	149
Net income (loss)	$(2,300)	$1,509	$(7,189)	$(8,820)
Net income (loss) per share:
Basic	$(0.10)	$0.07	$(0.32)	$(0.46)
Diluted	$(0.10)	$0.07	$(0.32)	$(0.46)
Weighted average shares outstanding:
Basic	23,007	20,128	22,629	19,085
Diluted	23,007	21,290	22,629	19,085

(1) Includes:
Additional amortization of non-cancelable prepaid royalty	$4	$77	$95	$266
Stock-based compensation	61	29	191	100
(2) Includes stock-based compensation	562	209	1,801	682
(3) Includes stock-based compensation	634	301	1,909	1,041
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,189)	$(8,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,901	1,823
Depreciation and amortization	3,415	3,242
Reversal of uncertain tax positions	(270)	(452)
Deferred income tax expense	160	—
Gain on asset disposal	—	(12)
Other	35	54
Changes in operating assets and liabilities:
Accounts receivable, net	(1,363)	1,302
Inventories	(765)	433
Prepaid expenses and other current and long-term assets, net	2,065	833
Accounts payable	1,863	207
Accrued current and long-term liabilities	(438)	2,990
Income taxes payable	360	213
Net cash provided by operating activities	1,774	1,813
Cash flows from investing activities:
Purchases of property and equipment	(2,597)	(1,383)
Purchases of other assets	—	(598)
Proceeds from sales of property and equipment	—	13
Net cash used in investing activities	(2,597)	(1,968)
Cash flows from financing activities:
Payments on asset financings	(1,960)	(1,753)
Proceeds from issuances of common stock	1,293	356
Net proceeds from equity offering	—	9,625
Net cash provided by (used in) financing activities	(667)	8,228
Net increase (decrease) in cash and cash equivalents	(1,490)	8,073
Cash and cash equivalents, beginning of period	20,805	13,404
Cash and cash equivalents, end of period	$19,315	$21,477
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
We currently have an intellectual property portfolio of 128 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2014 and 2013 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2013 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2014, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results expected for the entire fiscal year ending December 31, 2014.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and nine month periods ended September 30, 2014 and 2013, aside from our net income (loss), there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.
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
Accounts receivable consists of the following:

	September 30, 2014	December 31, 2013
Accounts receivable, gross	$6,460	$5,076
Less: allowance for doubtful accounts	(336)	(315)
Accounts receivable, net	$6,124	$4,761

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2014	2013
Balance at beginning of period	$315	$352
Additions charged (reductions credited)	21	(12)
Balance at end of period	$336	$340

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2014	December 31, 2013
Finished goods	$1,240	$793
Work-in-process	1,188	870
Inventories	$2,428	$1,663

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Gross carrying amount	$27,050	$21,733
Less: accumulated depreciation and amortization	(20,313)	(17,649)
Property and equipment, net	$6,737	$4,084

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2014	December 31, 2013
Accrued payroll and related liabilities	$2,862	$2,261
Current portion of accrued liabilities for asset financings	2,401	2,251
Accrued commissions and royalties	2,090	1,862
Accrued interest payable	1,354	1,087
Reserve for warranty returns	199	329
Deferred revenue	182	1,271
Other	1,098	1,444
Accrued liabilities and current portion of long-term liabilities	$10,186	$10,505

The following is the change in our reserve for warranty returns:

	Nine Months Ended
	September 30,
	2014	2013
Reserve for warranty returns:
Balance at beginning of period	$329	$457
Provision (benefit)	(104)	108
Charge-offs	(26)	(204)
Balance at end of period	$199	$361

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2014, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of September 30, 2014 and as of December 31, 2013, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2014 and December 31, 2013 was 3.5%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
As of September 30, 2014:
Money market funds	$18,490	$—	$—	$18,490

As of December 31, 2013:
Money market funds	$20,396	$—	$—	$20,396
We primarily use the market approach to determine the fair value of our financial assets. The fair value of our current assets and liabilities, including accounts receivable and accounts payable approximates the carrying value due to the short-term nature of these balances. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.

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

NOTE 5: INCOME TAXES
The provision for income taxes during the 2014 and 2013 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $270 and $452 during the first nine months of 2014 and 2013, respectively.
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

As of September 30, 2014 and December 31, 2013, the amount of our uncertain tax positions was a liability of $1,762 and $1,897, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $341 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
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

NOTE 6: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,300)	$1,509	$(7,189)	$(8,820)
Basic weighted average shares outstanding [1]	23,007	20,128	22,629	19,085
Dilutive effect of employee equity incentive plans	—	1,162	—	—
Diluted weighted average shares outstanding	23,007	21,290	22,629	19,085

Net income (loss) per common share:
Basic	$(0.10)	$0.07	$(0.32)	$(0.46)
Diluted	$(0.10)	$0.07	$(0.32)	$(0.46)

[1]
The increase in shares from the third quarter of 2013 to the third quarter of 2014 and the first nine months of 2013 to the first nine months of 2014 is primarily due to the weighted average effect of the sale of approximately 3,025 shares of common stock in an underwritten registered offering during August 2013.

The following weighted average shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee equity incentive plans	4,212	1,497	4,338	4,342
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 7: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2014	2013
Cash paid during the period for:
Interest	$109	$116
Income taxes	187	350
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$3,067	$1,266

NOTE 8: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, attributed to countries based on the domicile of the end customer, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Japan	$11,604	$4,461	$25,678	$14,047
China	2,262	2,303	4,641	4,189
Taiwan	1,866	1,949	6,819	5,475
Europe	484	360	1,504	1,295
Korea	388	895	2,759	1,703
United States	163	4,905	3,354	5,143
Other	344	436	1,063	1,282
	$17,111	$15,309	$45,818	$33,134

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Distributors:
All distributors	60%	53%	66%	67%
Distributor A	27%	21%	31%	32%
Distributor B	13%	11%	9%	11%
End customers: [1]
Top five end customers	74%	65%	56%	56%
End customer A	32%	2%	16%	4%
End customer B	13%	7%	12%	12%
End customer C	12%	11%	8%	9%
End customer D	9%	10%	13%	13%
End customer E	—%	32%	5%	15%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2014	December 31, 2013
Account A	54%	2%
Account B	15%	11%
Account C	1%	14%
Account D	0%	45%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2014, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio and research and development efforts and acquisition opportunities; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets; accounting policies and use of estimates; our revenue, including our expectations regarding the timing of license revenue related to an agreement with a third party to provide a non-exclusive license for our technologies and services; and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, our international operations, including in Asia, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
We currently have an intellectual property portfolio of 128 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine month periods ended September 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Revenue, net	$17,111	$15,309	12%	$45,818	$33,134	38%

Net revenue increased $1.8 million, or 12%, in the third quarter of 2014 compared to the third quarter of 2013 and increased $12.7 million, or 38% in the first nine months of 2014 compared to the first nine months of 2013. Revenue related to integrated circuit ("IC") product sales was $17.1 million and $10.5 million for the third quarter of 2014 and 2013, respectively and was $42.7 million and $28.3 million for the first nine months of 2014 and 2013, respectively. Revenue related to licensing agreements was negligible for the third quarter of 2014 and was $4.8 million for the third quarter of 2013. Revenue related to licensing agreements was $3.1 million and $4.8 million for the first nine months of 2014 and 2013, respectively.
The increase related to IC product sales was primarily attributable to a 34% increase in units sold in the third quarter of 2014 compared to the third quarter of 2013 and a 39% increase in units sold in the first nine months of 2014 compared to the first nine months of 2013. The increase in units sold over both periods was primarily due to an increase in sales into the digital projector market, largely a result of an improving macro-economic environment and its effect on end market demand as well as sales of new products.
During the third quarter of 2013, we entered into an agreement with a third party to provide a non-exclusive license for a package of our technologies and to provide certain services, under which we received a total of $10.3 million. We recorded approximately $2.1 million and $8.1 million of licensing revenue in the first nine months of 2014 and 2013, respectively, due to achieving milestones under this agreement. We expect to record an additional $0.1 million in licensing revenue related to this agreement during the fourth quarter of 2014.
Additionally, we recorded approximately $1.0 million of licensing revenue in the first nine months of 2014 due to achieving the final milestone under a licensing agreement entered into during 2012.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of revenue	2013	% of revenue	2014	% of revenue	2013	% of revenue
Direct product costs and related overhead [1]	$8,492	50%	$5,423	35%	$20,879	46%	$14,391	43%
Inventory charges [2]	(12)	0	22	0	284	1	20	0
Licensing costs [3]	—	0	436	3	146	0	436	1
Other cost of revenue [4]	65	0	106	1	287	1	366	1
Total cost of revenue	$8,545	50%	$5,987	39%	$21,596	47%	$15,213	46%
Gross profit	$8,566	50%	$9,322	61%	$24,222	53%	$17,921	54%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[3]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin decreased to 50% of total revenue in the third quarter of 2014, down from 61% of total revenue in the third quarter of 2013, and decreased to 53% of total revenue in the first nine months of 2014, down from 54% of total revenue in the first nine months of 2013.

The decrease in gross profit margin during the 2014 periods compared to the 2013 periods was primarily due to the recognition of higher margin licensing revenue partially offset by the impact of licensing costs recorded during those periods. Excluding the impact of licensing revenue and licensing costs, gross profit margin increased approximately 3% and 2%, during the third quarter of 2014 compared to the third quarter of 2013 and during the first nine months of 2014 compared to the first nine months of 2013, respectively. This increase was primarily due to a decrease in direct product costs and related overhead as a percentage of revenue, primarily due to relatively constant overhead costs compared to increased IC revenue over the same periods.
Pixelworks’ gross margin is subject to variability based on changes in revenue levels, recognition of licensing revenue and licensing costs, product mix, average selling prices, startup costs, and the timing and execution of manufacturing ramps as well as other factors.
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
2014 v. 2013
Research and development expense for the three and nine month periods ended September 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Research and development	$6,634	$4,234	57%	$18,906	$16,128	17%
Research and development expense increased $2.4 million, or 57%, in the third quarter of 2014 compared to the third quarter of 2013, and increased $2.8 million, or 17%, in the first nine months of 2014 compared to the first nine months of 2013. The increase in the 2014 periods compared to the 2013 periods was primarily due to recognizing a benefit to research and development expense of $1.75 million related to the Co-development Agreement in the third quarter of 2013. The increase was also due to a decrease in the benefit recognized in the 2014 periods compared to the 2013 periods in direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements; these costs were recorded in cost of revenue. The remaining increase was largely due to an increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013 and the third quarter of 2014.

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
Selling, general and administrative expense for the three and nine month periods ended September 30, 2014 and 2013, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative	$3,900	$3,296	18%	$11,658	$10,168	15%
Selling, general and administrative expense increased $0.6 million, or 18%, in the third quarter of 2014 compared to the third quarter of 2013 and $1.5 million, or 15% in the first nine months of 2014 compared to the first nine months of 2013. The increase in the 2014 periods compared to the 2013 periods was primarily attributable to an increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013 and the third quarter of 2014, an increase in outside services expense primarily due to increased resources focused on marketing our mobile products and an increase in compensation expense due to annual merit increases.
Provision for income taxes
The provision for income taxes during the 2014 and 2013 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $0.3 million and $0.5 million in the first nine months of 2014 and the first nine months of 2013, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $1.5 million from $20.8 million at December 31, 2013 to $19.3 million at September 30, 2014. The net decrease during the first nine months of 2014 resulted from $4.6 million used for purchases of property and equipment and payments on other asset financings, partially offset by $1.8 million provided by operating activities primarily due to changes in working capital and $1.3 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of September 30, 2014, our cash and cash equivalents balance of $19.3 million consisted of $0.8 million in cash and $18.5 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2014, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net increased to $6.1 million as of September 30, 2014 from $4.8 million as of December 31, 2013. The average number of days sales outstanding increased to 32 days as of September 30, 2014 from 29 days as of December 31, 2013. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2014.
Inventories
Inventories increased to $2.4 million as of September 30, 2014 from $1.7 million as of December 31, 2013. Inventory turnover decreased to 12.5 as of September 30, 2014 from 12.9 as of December 31, 2013. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2014, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of September 30, 2014 and as of December 31, 2013, both advances were repaid within required terms.
Liquidity
As of September 30, 2014, we had no long-term debt and our cash and cash equivalents balance of $19.3 million was highly liquid. Additionally, our short-term debt of $3.0 million as of September 30, 2014 was repaid within required terms. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2014 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014. Our obligations for 2014 and beyond have not changed materially as of September 30, 2014.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of September 30, 2014, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 31%, 31% and 50% of revenue for the nine month period ended September 30, 2014 and the years ended December 31, 2013, and 2012, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors would negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 56%, 57% and 53% of revenue for the nine month period ended September 30, 2014 and the years ended December 31, 2013, and 2012, respectively. As of September 30, 2014 we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2013, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 93%, 83% and 90% of revenue for the nine month period ended September 30, 2014 and the years ended December 31, 2013 and 2012, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., i-Chips Technologies Inc., Intersil Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Silicon Image, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2014, we held 128 patents and had 34 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
The daily trading volume of our common stock has historically been relatively low, although, during 2013 and 2014, trading volume increased compared to historical levels. As a result of the historically low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

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

In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of September 30, 2014, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and, as of March 20, 2014, 9.8% of shares were held, collectively, by our directors and officers as a group, and there are no beneficial owners of at least 5% or more of our common stock. This means that we are susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

PIXELWORKS, INC.

Dated:	November 7, 2014	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)

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