Form 10-K
period 2014-12-31
PIXELWORKS, INC
filed 2015-03-04
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2014 was $164,859,876 based on the closing price of $7.57 per share of common stock on the NASDAQ Global Market on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of February 27, 2015: 23,414,278
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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
Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products can be used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth, reducing panel costs and optimizing the video display pipeline efficiency. Our primary target markets include digital projection systems, digital televisions, UltrabookTM devices, tablets, and smartphones.
We have an intellectual property portfolio of 130 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Higher resolution dramatically improves the picture quality of still images, graphics and photos. As pixel densities increase, the ability for the eye to discern individual pixels diminishes. Once the pixels become unperceivable, the image gains a more realistic quality as object outlines and lines appear continuous. More interestingly, scientific studies have shown that the human eye is able to discern a higher pixel density for motion images than static images. However, without the correct video processing, the display’s increased pixel density may not be fully realized for motion images.
Judder is a common problem in video systems. Generally, it occurs when there is a sudden jump or discontinuity in motion from one frame of a motion video sequence to the next. This can be caused by content being created at a frame rate per second that is too low, or the original content frames are being repeated or dropped in order to match either a transmission standard or the playback frame rate of the display.
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
Moving images such as movies, television shows and sports also benefit from higher resolution, by providing more realism and depth perception for the viewer. Additionally, higher resolution also accentuates artifacts such as judder and motion blur in moving images. Contrast, color and sharpness artifacts also become more noticeable. As a result, advanced Video Display Processing becomes increasingly necessary at high pixel densities, regardless of screen size.
The perceived pixel density of a display increases with viewing distance as objects closer to the eye appear larger than objects further away. Since smartphones are typically viewed at a much closer distance than large screen televisions, they must have a higher pixel density in order to achieve the same effect. Conversely, a 5-inch smartphone screen viewed from ten inches away appears to be the same size as a 60-inch large screen television viewed from ten feet away.
Artifacts such as judder and motion blur are more noticeable on high-resolution displays, including smaller screens. Pixelworks' advanced Video Display Processing provides original equipment manufacturers ("OEMs") and display manufacturers with solutions to remove these artifacts and to help realize the potential of their investment in high-resolution displays.
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
According to recent studies by Cisco, video will constitute 79% of all global consumer Internet traffic by 2018. The amount of video-on-demand traffic alone crossing the networks in 2018 is estimated to be equivalent to 6 billion DVDs per month. It would take one person over 5 million years to watch the total amount of video crossing global Internet networks each month in 2018. This rapid increase in video consumption is being driven by a variety of connected digital video devices and applications that allow consumers to easily create, share and consume video. In particular, mobile video consumption is rapidly expanding. Televisions, traditionally thought of as the primary screen, are now giving way to mobile devices. The “always on” and ease of use of mobile devices are helping to make them the preferred choice as the “first screen” for many consumers. Cisco estimates that less than 10% of consumer Internet traffic will be to televisions in 2018, whereas roughly 69% of all mobile data traffic will be video at that time.
Internet services also offer greater flexibility and the ability to adapt faster to growing trends or new technology. One example of this is the recent transition of premium televisions to Ultra high definition, also known as Ultra-HD. Two standards for Ultra-HD exist today and are commonly referred to as “4K” and “8K”. A 4K signal is comprised of 3840 pixels by 2160 lines and has four times more pixels than full high definition or Full-HD, which is 1920 pixels by 1080 lines. While new television sets capable of displaying 4K content have entered the market, widespread availability of 4K content has not been achieved. This is similar to previous technology transitions such as when standard definition, or SD, displays transitioned to Full-HD. During that change, new transmission standards for OTA and cable were developed and the Blu-ray Disc standard was established. Those standards took some time to become widely available, especially in the case of the physical media of Blu-ray. Due to the increased number of pixels, the 4K signal standard requires a new compression and decompression standard called H.265, which offers two times the compression efficiency of the existing H.264 standard which is used to compress Full-HD. Even with the H.265 standard, existing transmission mediums and physical media have difficulty accommodating 4K signals. In some cases, they cannot provide sufficient data rates to ensure the quality of 4K content and require additional technology or modifications. However, the continual improvement in Internet speeds, along with the Internet’s flexible architecture makes it easier and faster to launch new services, such as 4K, via the Internet. Additionally, the faster consumer update cycle of mobile devices and PCs versus televisions, Blu-ray players and other consumer video devices, allows new technology such as H.265 to be deployed faster.
In 2013, Sony launched the world’s first 4K Ultra-HD service allowing users to download 4K content and enjoy it in their homes on new 4K-enabled televisions. Netflix, Amazon and other streaming services have also commenced 4K services to consumers.

As more content becomes increasingly available via the Internet, consumers have more choices for how and where they can enjoy content. The increasing amount of content available through the Internet has also led to an increase in the number and type of devices that can be used to access this content. According to DisplaySearch the number of televisions, tablets, smartphones and UltrabookTM devices being sold is expected to increase beyond 2.3 billion devices by 2018.
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
There has been continued growth in the share of online video viewed by mobile devices. The Q1 2014 Global Video Index report from Ooyala showed the share of online video viewing of smartphones and tablets combined, more than doubled year-over-year increasing 133%. The report also lists “optimizing video playback quality to increase mobile viewer engagement” as one of the key points to monetizing mobile video.
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
Smartphones:
Smartphones have become a popular choice for many consumers. DisplaySearch estimates that over 1.7 billion smartphones will be shipped in 2018.
The resolution of smartphone displays have been increasing and this trend is expected to continue. Full-HD has been offered by higher-end models and is becoming increasingly popular. DisplaySearch anticipates Full-HD and above will occupy approximately 49% of the market in 2018. DisplaySearch believes that Quad-HD (2560 pixels by 1440 lines) will replace Full-HD in higher-end models and grow to 18% of smartphone shipments by 2018.
The compact form factor of smartphones requires overcoming design limitations of power and space. Technologies that can reduce power and extend battery life are attractive as they offer more utility to the end user as well as help to reduce the size of the battery and consequently the overall size of the unit.
Given the competitive nature of the smartphone market, we believe the ability to differentiate devices by incorporating features consumers find valuable is also critical. With the display being the salient component of the smartphone and the rapidly increasing use of these devices for video consumption, we believe that the incorporation of Video Display Processing is the next logical step.

Tablets:
The line between tablets and smartphones is becoming increasingly indistinct as more tablets are offering mobile connectivity and are now available in sizes similar to those of smartphones. Tablets offer broad appeal to consumers and the tablet market has seen rapid growth in recent years. DisplaySearch expects an estimated 254 million units to ship in 2014 with over 325 million units in 2018. This growth is expected to come at the expense of other mobile PC devices, most notably notebooks. DisplaySearch estimates tablets comprised approximately 63% of the mobile PC market, with this figure expected to grow to an estimated 74% in 2018.
Tablet screen resolutions are also expected to increase from the XGA (1024 pixels by 768 lines) offering of the original iPad. Today, many Full-HD tablets are available in sizes 7.0 inches and greater. There is a continuous trend to increase this resolution. For example, in 2013, Panasonic launched a 20-inch 4K tablet aimed at professional users and delivers workstation performance and incorporates Intel Core i5 processors running Windows 8.1. Samsung is also selling its 12.2 inch Galaxy Tab Pro tablet targeted at consumers, which incorporates a resolution of 2560 pixels by 1600 lines display.
While many of the tablets' electronics may be similar to those of smartphones, the larger display consumes more power. Consequently, manufacturers are continually striving to reduce power consumption to improve battery life and reduce the cost and physical bulk of the tablet.
The tablets' larger screen size makes them ideal for consuming video content.  The Q1 2014 Global Video Index report from Ooyala highlighted that when tablet users were watching long-form video, they spent the largest percentage of viewing time watching video of over 30 minutes in length.
UltrabookTM devices:
UltrabookTM refers to a thin and light laptop that meets the Intel specification of the same name, and is a trademark of Intel Corporation in the U.S. and/or other countries. UltrabookTM devices are designed for mobility without compromising performance and battery life. They compete with tablets but typically have more computational power, dedicated keyboards and greater connectivity options. Current research data from DisplaySearch estimates that UltrabookTM device shipments for 2014 were approximately 30 million, with forecasted growth to approximately 51 million units in 2018.
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
Large-screen flat panel display technologies include liquid crystal display ("LCD"), plasma display, and organic light emitting diodes ("OLED"), with LCD emerging as the preferred digital display technology due to its mature manufacturing supply chain and lower cost. OLED panels have started to make inroads in the large-screen flat panel display market, but their cost structure has made them impracticable for mass market consumption, thus limiting this technology to high-end designs. Shipments of LCD televisions are expected to grow from an estimated 223 million units in 2014, according to DisplaySearch to over 250 million units in 2018.
Commercial applications such as public-space advertising, a form of digital signage, are also contributing to the growth of the large-screen flat panel market and the need to improve the image and video quality of the panels.
The consumer market has compelled panel manufacturers to continually improve the quality of their displays. As a result, LCDs and other flat panel displays continue to increase in resolution and size. The current dominant resolution of Full-HD is now being replaced at the high-end by 4K. Intense competition and lower price points are forecasted to fuel the transition to 4K, according to DisplaySearch. DisplaySearch anticipates shipments of flat panel displays with 4K resolution will rise to more than 32 million units in 2015.
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
In recent years, television manufacturers have added new design elements and performance features to differentiate their products. These features include light emitting diode ("LED") backlighting, an emphasis on lower power consumption, Internet connectivity and the development of 3D-enabled televisions.
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
Digital Projection Market
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra-portable devices weighing fewer than two pounds for maximum portability. According to PMA Research Limited (formerly Pacific Media Associates), the worldwide front projector market shipped 8.4 million units in 2014 and is forecasted to reach 9.3 million units by 2018.
The feature set of projection systems differs from that of a typical large-screen flat panel display such as a television. This is primarily because the projector is a sharing and collaboration device while the television is designed for direct consumption of content.
The front projection market services several different areas such as business, education and home theater. Business users employ multimedia projectors to display both still and video presentation materials from PCs and other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications and features that ensure simple operation. In education environments ranging from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Home theater projector systems can drive large-screen displays for content consumption where flat panel displays are either economically not viable or physically incompatible for use.

Consistent with the trends of other consumer products, digital projectors are increasingly incorporating networking capabilities that enable the sharing of video and other content among multiple devices. This, in turn, is enabling new use models for digital projection in both the education and business environments. For example, one teacher can present the same material simultaneously in multiple classrooms, and students in different classrooms can display and discuss their work. Such connectivity allows instant access to content and sharing of content, which promotes interaction and collaboration among dispersed groups. In the business setting, this connectivity enables teleconferencing and the seamless sharing of content for more effective meetings.
Core Technologies and Products
We have developed a portfolio of advanced video algorithms and IP to address a broad range of challenges in digital video. We believe our technologies can significantly improve video quality and will become increasingly important as the popularity of video content consumption grows, and pixel densities, screen size and image quality increase. Our products are designed with a flexible architecture that allows us to combine algorithms and functional blocks of digital and mixed signal circuitry. Accordingly, our technologies can be implemented across multiple products, in combinations within single products and can be applied to a broad range of applications including smartphones, tablets, UltrabookTM devices, televisions, monitors and projectors. The majority of our products include one or more technologies to provide optimal high-quality Video Display Processing solutions to our customers, regardless of screen size.
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

•
Advanced Scaling. As display resolutions continue to increase, there is a need to convert lower resolution content to higher resolution in order to display content properly. With the latest wave of high-resolution displays, the quality and quantity demands of scaling have increased significantly. Artifacts become more noticeable on these types of displays as they distract from the realism effect. In addition, with the availability of 4K content lagging behind the availability of 4K displays, high-quality scaling is required to ensure 4K displays do not suffer when compared to Full-HD displays of the same size. Our advanced scaling is designed to ensure that up-conversion of lower resolution content is of the highest quality in maintaining the fidelity of image.

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

•
VueMagic and Networked Displays. With the advent of mobile devices being used in business, education and consumer environments, we believe there is a growing need to connect to displays wirelessly for sharing and collaboration. VueMagic uses our networking technology to enable the same video stream to be networked across multiple displays for applications such as connected video projection and digital signage. VueMagic provides interactive features for annotation and display control, and unlike other solutions, is device and operating system independent.

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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 63%, 65% and 74% of revenue in 2014, 2013 and 2012, respectively.

Our largest distributor, Tokyo Electron Device Ltd. ("TED"), is located in Japan. TED represented more than 10% of revenue in each of 2014, 2013 and 2012, and accounted for more than 10% of accounts receivable at December 31, 2014 and 2013. Our second largest distributor, Bright Creation Technologies, Ltd. ("BCT"), is located in Hong Kong. BCT represented more than 10% of revenue in 2013. No other distributor accounted for more than 10% of revenue in 2014, 2013 or 2012.
We also have distributor relationships in China, Europe, Korea, Southeast Asia, Taiwan and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 37%, 35% and 26% of total revenue in 2014, 2013 and 2012, respectively.

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

Revenue attributable to our top five end customers represented 60%, 57% and 53% of revenue in 2014, 2013 and 2012, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Hitachi Ltd. represented more than 10% of revenue in each of 2014, 2013 and 2012. Sales to NEC Corporation represented more than 10% of revenue in each of 2014 and 2013. Sales to Seiko Epson Corporation represented more than 10% of revenue in 2014. Sales to Apple Inc. represented more than 10% of revenue in 2013. Sales to Panasonic Corporation represented more than 10% of revenue in 2012. No other end customer accounted for more than 10% of revenue in 2014, 2013 or 2012.
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
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 94% of revenue in 2014, 83% of revenue in 2013 and 90% of revenue in 2012.
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

We also compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., i-Chips Technologies Inc., Intersil Corporation, Lattice Semiconductor Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may enter our target markets.
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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expense was $25.3 million, $20.7 million and $20.8 million in 2014, 2013 and 2012, respectively. During 2013 and 2012, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an IC product. As a result of the reimbursement, our overall research and development expense was reduced by $3.5 million in each of 2013 and 2012. There were no reductions to research and development expense related to co-development arrangements in 2014.
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
Intellectual Property
We rely on a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Currently, we hold 130 patents and have 34 patent applications pending, which relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 3 to 18 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products and technologies as necessary. Patents may not be issued as a result of any pending applications and any claims allowed under issued patents may be insufficiently broad to protect our technology. Existing or future patents may be invalidated, diluted, circumvented, challenged or licensed to others. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. and, thus, make the possibility of piracy of our technology and products more likely in these countries.

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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2014, we had a total of 220 employees compared to 223 employees as of December 31, 2013. We consider our relations with our employees to be good.
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
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2014, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to an increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be unwilling to select our products due to concerns over our financial strength. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products for the television and panel market, digital projection market and mobile market.

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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29%, 31% and 50% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors would negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 60%, 57% and 53% of revenue for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013 we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
We do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.
Substantially all of our sales to date have been made on a purchase order basis. We do not have any long-term commitments with any of our customers. As a result, our customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty. This, in turn, could cause our revenue to decline and materially and adversely affect our results of operations.

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
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors that may contribute to these fluctuations include those described in this "Risk Factors" section of this report, such as the timing, changes in or cancellation of orders by customers, market acceptance of our products and our customers’ products and the timing and extent of product development costs.  Additionally, our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the multimedia projector market in the third quarter of the year, and lower revenue in the first quarter of the year. Further, holiday demand for consumer electronics, including high-end televisions, has sometimes contributed to increased revenue in the second half of the year. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.
Our net operating loss carryforwards may be limited or they may expire before utilization.
As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $203.4 million and $17.7 million, respectively, which expire between 2015 and 2034. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 94% of revenue for the year ended December 31, 2014, 83% of revenue for the year ended December 31, 2013 and 90% of revenue for the year ended December 31, 2012. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
We have, and expect to continue to have, significant operations in the PRC. The economy of the PRC differs from the economies of many countries in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that the PRC’s economic policies will be consistent or effective and our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, Korea and the PRC. We sell our products to OEMs that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This, in turn, could lead to a reduction in revenue.
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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations, NASDAQ Global Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from the NASDAQ Global Market, or penalties imposed on us. If we are unable to maintain an effective system of internal controls, our results of operations could be harmed and our shareholders could lose confidence in the accuracy and completeness of our financial reports which in turn could cause our stock price to decline.

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
As a global company, we are subject to taxation by a number of taxing authorities and as such, our tax rates vary among the jurisdictions in which we operate. Unanticipated changes in our tax rates could affect our future results of operations. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws or the interpretation of tax laws either in the U.S. or abroad, or by changes in the valuation of our deferred tax assets and liabilities. The ultimate outcomes of any future tax audits are uncertain, and we can give no assurance as to whether an adverse result from one or more of them would have a material effect on our operating results and financial position.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., i-Chips Technologies Inc., Intersil Corporation, Lattice Semiconductor Corporation, MediaTek Inc., MStar Semiconductor, Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
If actual sales volumes for a particular product are substantially less than originally anticipated, we may experience large write-offs of capitalized license fees, software development tools, product masks, inventories or other capitalized or deferred product-related costs, any of which would negatively affect our operating results.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2014, we held 130 patents and have 34 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
We may become subject to claims involving patents or other intellectual property rights. In recent years, there has been significant litigation in the U.S. and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In recent years, there has been an increase in the filing of so-called "nuisance suits," alleging infringement of intellectual property rights. These claims may be asserted initially or as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. We may also face claims brought by companies that are organized solely to hold and enforce patents. In addition, we may be required to indemnify our customers against IP claims related to their usage of our products as certain of our agreements include indemnification provisions from third parties relating to our intellectual property.

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
Our products are characterized by average selling prices that can decline over relatively short periods of time, which will negatively affect our financial results unless we are able to reduce our product costs or introduce new products with higher average selling prices.
Average selling prices for our products can decline over relatively short periods of time, while many of our product costs are fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. We have experienced declines in our average selling prices and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products in a timely manner with higher selling prices or gross profits.
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

In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2014, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and, as of June 30, 2014, 4.6% of shares were held, collectively, by our directors and officers as a group, and there are no beneficial owners of at least 5% or more of our common stock. This means that we are susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. At December 31, 2014, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	48,000	Various dates through November 2015
California	Administration; engineering; sales	19,000	December 2018
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2017
Oregon	Administration	5,000	December 2016
Japan	Sales; customer support	3,000	January 2015 [1]

[1]	Lease was renewed during January, 2015. The renewal expires in January, 2017.

Item 3.	Legal Proceedings.

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

Fiscal 2014	High	Low
Fourth Quarter	$6.63	$3.86
Third Quarter	9.83	5.75
Second Quarter	7.98	4.68
First Quarter	9.05	4.62

Fiscal 2013	High	Low
Fourth Quarter	$5.55	$3.66
Third Quarter	5.30	3.14
Second Quarter	4.95	2.11
First Quarter	2.70	2.16
As of February 27, 2015, there were 73 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $5.28. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.
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

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise be subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Pixelworks, Inc. under the Securities Exchange Act of 1934 or the Securities Act of 1933.

Set forth below is a graph that compares the cumulative total shareholder return for our common stock with the cumulative total return on the following indexes:

•	NASDAQ U.S. Benchmark TR Index

•	NASDAQ OMX Electrical Components and Equipment Index

The graph assumes that $100 was invested in our common stock and each index on December 31, 2009. In accordance with guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG PIXELWORKS, INC., THE NASDAQ U.S. BENCHMARK TR INDEX AND
THE NASDAQ OMX ELECTRICAL COMPONENTS AND EQUIPMENT INDEX.

Item 6.	Selected Financial Data.
The following selected consolidated financial data should be read together with the consolidated financial statements and the notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.
In thousands, except per share data.

	Year ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data
Revenue, net	$60,923	$48,118	$59,710	$64,609	$69,529
Cost of revenue	29,142	21,708	29,862	34,242	37,366
Gross profit	31,781	26,410	29,848	30,367	32,163
Operating expenses:
Research and development	25,296	20,664	20,757	22,906	22,810
Selling, general and administrative	15,434	13,883	14,944	15,266	15,167
Restructuring	—	—	—	—	94
Total operating expenses	40,730	34,547	35,701	38,172	38,071
Loss from operations	(8,949)	(8,137)	(5,853)	(7,805)	(5,908)
Other income (expense), net	(493)	(405)	(412)	1,380	886
Loss before income taxes	(9,442)	(8,542)	(6,265)	(6,425)	(5,022)
Provision (benefit) for income taxes	518	328	(571)	141	(5,395)
Net income (loss)	$(9,960)	$(8,870)	$(5,694)	$(6,566)	$373
Net income (loss) per share:
Basic	$(0.44)	$(0.45)	$(0.31)	$(0.40)	$0.03
Diluted	$(0.44)	$(0.45)	$(0.31)	$(0.40)	$0.03
Weighted average shares outstanding:
Basic	22,766	19,816	18,252	16,330	13,442
Diluted	22,766	19,816	18,252	16,330	14,384

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data
Cash and cash equivalents	$17,926	$20,805	$13,404	$15,092	$16,872
Short-and long-term marketable securities	—	—	—	—	12,969
Working capital	11,470	15,163	10,508	13,210	8,072
Total assets	34,144	36,744	29,541	36,377	52,414
Long-term liabilities, net of current portion	3,570	2,878	3,776	5,690	5,635
Total shareholders’ equity	15,684	18,942	14,668	17,800	13,931

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products can be used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth, reducing panel costs and optimizing the video display pipeline efficiency. Our primary target markets include digital projection systems, digital televisions, UltrabookTM devices, tablets, and smartphones.
We have an intellectual property portfolio of 130 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in China, Europe, Japan, Korea, Southeast Asia, Taiwan and the U.S., and our manufacturers’ representatives support some of our Korean and European sales. Our distributors typically provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 94% of revenue in 2014, 83% of revenue in 2013 and 90% of revenue in 2012. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Results of Operations
Year ended December 31, 2014 compared with year ended December 31, 2013, and year ended December 31, 2013 compared with year ended December 31, 2012.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2014 v. 2013		2013 v. 2012
	2014	2013	2012	$ change	% change	$ change	% change
Revenue, net	$60,923	$48,118	$59,710	$12,805	27%	$(11,592)	(19)%
2014 v. 2013
Net revenue increased $12.8 million, or 27%, from 2013 to 2014. Revenue related to integrated circuit ("IC") product sales was $57.7 million and $40.0 million for 2014 and 2013, respectively. Revenue related to license of intellectual property ("IP") was $3.2 million and $8.1 million for 2014 and 2013, respectively.
The increase related to IC product sales was primarily attributable to a 30% increase in units sold and an 11% increase in average selling price ("ASP"). The increase in units sold was primarily due to increased sales into the digital projector market, largely a result of an improving macro-economic environment and its effect on end market demand as well as sales of new products. The increase in ASP was primarily due to increased sales of new products into the digital projector market, as a percentage of our overall units sold. Our newer projector products have a higher ASP than many of our other digital projector products.
During the third quarter of 2013, we entered into an agreement with a third party to provide a non-exclusive license for a package of our technologies and to provide certain services, under which we received a total of $10.3 million. We recorded approximately $2.2 million and $8.1 million of licensing revenue in 2014 and 2013, respectively, due to achieving milestones under this agreement.
Additionally, we recorded approximately $1.0 million of licensing revenue in 2014 due to achieving the final milestone under a licensing agreement entered into during 2012.
2013 v. 2012
Net revenue decreased $11.6 million, or 19%, from 2012 to 2013. Revenue related to IC product sales was $40.0 million and $54.7 million for 2013 and 2012, respectively. Revenue related to license of IP was $8.1 million and $5.0 million for 2013 and 2012, respectively.
The decrease related to IC product sales was primarily attributable to a 32% decrease in units sold partially offset by a 7% increase in ASP. The decrease in units sold was primarily due to decreased sales into both the digital projector and advanced television markets, primarily due to the continued impact of the macro-economic environment on end market demand. The increase in ASP was primarily due to increased sales of our Ultra High Definition advanced television product, as a percentage of our overall units sold, which has a higher ASP than our other advanced television products.
The license revenue recorded during 2013 was primarily due to achieving milestones under the licensing agreement entered into during 2013. Licensing revenue recorded in 2012 related to licensing agreements that were entered into during 2011 and 2012.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2014	% of revenue	2013	% of revenue	2012	% of revenue
Direct product costs and related overhead [1]	$28,402	47%	$20,230	42%	$28,227	47%
Inventory charges [2]	267	0	24	0	106	0
Licensing costs [3]	146	0	921	2	802	1
Other cost of revenue [4]	327	1	533	1	727	1
Total cost of revenue	$29,142	48%	$21,708	45%	$29,862	50%
Gross profit	$31,781	52%	$26,410	55%	$29,848	50%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[3]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.

2014 v. 2013
Cost of revenue increased to 48% of revenue in 2014 from 45% of revenue in 2013. The increase in cost of revenue as a percentage of revenue was due primarily to a decrease in the recognition of higher margin licensing revenue during 2014 compared to 2013. This increase was partially offset by a decrease in cost of revenue as a percentage of revenue due to a decrease in licensing costs during 2014 compared to 2013. Excluding the impact of licensing revenue and licensing costs, cost of revenue as a percentage of revenue decreased 2% during 2014 compared to 2013, primarily due to relatively constant overhead costs compared to increased IC revenue over the same periods.
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

Research and development expense was as follows (in thousands):

	Year ended December 31,			2014 v. 2013		2013 v. 2012
	2014	2013	2012	$ change	% change	$ change	% change
Research and development	$25,296	$20,664	$20,757	$4,632	22%	$(93)	0%
2014 v. 2013
Research and development expense increased $4.6 million from 2013 to 2014. The increase was primarily due to recognizing a benefit to research and development expense of $3.5 million related to the Co-development Agreement in 2013, for which a similar benefit was not recognized in 2014. The increase was also due to a $1.2 million increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013 and the third quarter of 2014 and a $0.3 million increase in compensation expense primarily due to annual merit salary increases and an increased management bonus accrual, partially offset by a decrease in headcount. Lastly, the increase was due to a $0.8 million decrease in the benefit recognized in 2014 compared to 2013 in direct labor costs and allocated overhead associated with the utilization of research and development engineers on licensing revenue agreements; these costs were recorded in cost of revenue. These increases were partially offset by a $1.2 million decrease in non-recurring engineering expense due to the timing of development activities.
2013 v. 2012
Research and development expense decreased $0.1 million from 2012 to 2013. The decrease was primarily attributable to a $1.3 million decrease in non-recurring engineering expense due to the timing of development activities. This decrease was partially offset by a $1.1 million increase in compensation expense primarily due to annual benefit and merit salary increases and a $0.3 million increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013. The remainder of the decrease was due to insignificant partially offsetting increases and decreases across the remaining expense categories, which resulted in an additional $0.2 million net decrease.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2014 v. 2013		2013 v. 2012
	2014	2013	2012	$ change	% change	$ change	% change
Selling, general and administrative	$15,434	$13,883	$14,944	$1,551	11%	$(1,061)	(7)%
2014 v. 2013
Selling, general and administrative expense increased $1.6 million from 2013 to 2014. The increase was primarily due to a $1.0 million increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013 and the third quarter of 2014, a $0.5 million increase in outside services expense primarily due to increased resources focused on marketing our mobile products and a $0.3 million increase in compensation expense primarily due to an increased management bonus accrual and annual merit salary increases. In addition, these increases were partially offset by insignificant partially offsetting increases and decreases across the remaining expense categories, which resulted in a $0.2 million net decrease.
2013 v. 2012
Selling, general and administrative expense decreased $1.1 million from 2012 to 2013. The decrease was primarily due to a $1.0 million decrease in compensation expense due to reduced headcount for positions that were not replaced. This decrease was partially offset by a $0.5 million increase in stock-based compensation expense primarily due to restricted stock units granted to senior management during the fourth quarter of 2013. The remainder of the decrease was due to a general decrease across most other expense categories as we focused on cost management.

Interest expense and other, net
Interest expense and other, net, consisted of the following (in thousands):

	Year ended December 31,			$ change
	2014	2013	2012	2014 v. 2013	2013 v. 2012
Interest expense and other, net	$(493)	$(405)	$(412)	$(88)	$7

Interest expense and other, net consists of interest expense and interest income. The increase from 2013 to 2014 is primarily due to an increase in interest expense related to a software license contract entered into in 2014 under extended payment terms.
Provision (benefit) for income taxes
The provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes	$518	$328	$(571)
The income tax expense recorded for the year ended December 31, 2014 is comprised of $0.8 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.3 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations. The income tax expense recorded for the year ended December 31, 2013 is comprised of $0.8 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.5 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations. The income tax benefit recorded for the year ended December 31, 2012 is comprised of a benefit of $1.5 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations, partially offset by $0.9 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions.
We continue to record a full valuation allowance against our U.S. net deferred tax assets at December 31, 2014 and 2013 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2014, we have federal and state net operating loss carryforwards of approximately $203.4 million and $17.7 million, respectively, which will expire between 2015 and 2034. As of December 31, 2014, we have available federal and state research and experimentation tax credit carryforwards of approximately $8.0 million and $3.2 million, respectively, which begin expiring in 2019. We have a general foreign tax credit of $3.2 million which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $2.9 million from $20.8 million at December 31, 2013 to $17.9 million at December 31, 2014. The decrease resulted primarily from $5.9 million used for purchases of property and equipment and payments on other asset financings partially offset by $1.3 million in proceeds from the issuances of common stock under our employee equity incentive plans and $1.7 million provided by operating activities due primarily to changes in working capital.

Total cash and cash equivalents increased $7.4 million from $13.4 million at December 31, 2012 to $20.8 million at December 31, 2013. The increase resulted primarily from approximately $9.6 million in net proceeds from our underwritten registered public offering of our common stock (see "Equity offering"), a $3.0 million non-formula advance on our short-term line of credit and $0.5 million in proceeds from the issuances of common stock under our employee equity incentive plans. These increases were partially offset by $1.2 million used in operating activities due primarily to the net loss we recorded for the year ended December 31, 2013 and $4.5 million used for purchases of property and equipment and licensed technology and payments on other asset financings.
As of December 31, 2014, our cash and cash equivalents balance of $17.9 million consisted of $0.4 million in cash and $17.5 million in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of December 31, 2014, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to eliminate the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net decreased to $4.6 million at December 31, 2014 from $4.8 million at December 31, 2013. Average number of days sales outstanding decreased to 28 days at December 31, 2014 from 29 days at December 31, 2013.
Inventories
Inventories increased to $2.9 million at December 31, 2014 from $1.7 million at December 31, 2013. The increase in inventory was primarily due to an increase in units associated with the Co-development Agreement. Inventory turnover increased to 13.3 at December 31, 2014 from 12.9 at December 31, 2013. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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

The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2014, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of December 31, 2014 and as of December 31, 2013, both advances were repaid within required terms.
Equity offering
On August 21, 2013, we completed the sale of 3,024,500 shares of common stock, in an underwritten registered offering at a price to the public of $3.50 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses were approximately $9.6 million.
Liquidity
As of December 31, 2014, we had no long-term debt, our short-term debt of $3.0 million was repaid within required terms and our cash and cash equivalents balance of $17.9 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2014, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.
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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2014 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years
Operating leases	$3,537	$1,425	$2,112
Payments on accrued balances related to asset financings	3,000	1,840	1,160
Estimated purchase commitments to contract manufacturers	6,639	6,639	—
Total [1]	$13,176	$9,904	$3,272

1.
We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $2.1 million of income taxes payable has been excluded from the table above.

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
Interest Rate Risk
As of December 31, 2014, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pixelworks, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 4, 2015

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,926	$20,805
Accounts receivable, net	4,648	4,761
Inventories	2,898	1,663
Prepaid expenses and other current assets	888	2,858
Total current assets	26,360	30,087
Property and equipment, net	6,402	4,084
Other assets, net	1,382	2,573
Total assets	$34,144	$36,744
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,154	$1,327
Accrued liabilities and current portion of long-term liabilities	8,539	10,505
Current portion of income taxes payable	197	92
Short-term line of credit	3,000	3,000
Total current liabilities	14,890	14,924
Long-term liabilities, net of current portion	1,476	677
Income taxes payable, net of current portion	2,094	2,201
Total liabilities	18,460	17,802
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 23,220,534 and 22,006,932 shares issued and outstanding as of December 31, 2014 and 2013, respectively	369,253	362,644
Accumulated other comprehensive income (loss)	11	(82)
Accumulated deficit	(353,580)	(343,620)
Total shareholders' equity	15,684	18,942
Total liabilities and shareholders' equity	$34,144	$36,744
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue, net	$60,923	$48,118	$59,710
Cost of revenue (1)	29,142	21,708	29,862
Gross profit	31,781	26,410	29,848
Operating expenses:
Research and development (2)	25,296	20,664	20,757
Selling, general and administrative (3)	15,434	13,883	14,944
Total operating expenses	40,730	34,547	35,701
Loss from operations	(8,949)	(8,137)	(5,853)
Interest expense and other, net	(493)	(405)	(412)
Loss before income taxes	(9,442)	(8,542)	(6,265)
Provision (benefit) for income taxes	518	328	(571)
Net loss	$(9,960)	$(8,870)	$(5,694)
Net loss per share - basic and diluted	$(0.44)	$(0.45)	$(0.31)
Weighted average shares outstanding - basic and diluted	22,766	19,816	18,252

(1) Includes:
Stock-based compensation	$262	$164	$162
Additional amortization of non-cancelable prepaid royalty	65	369	565
(2) Includes stock-based compensation	2,441	1,204	893
(3) Includes stock-based compensation	2,599	1,640	1,109
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(9,960)	$(8,870)	$(5,694)
Other comprehensive income (loss):
Pension adjustment	112	37	(56)
Tax effect of pension adjustment	(19)	(6)	10
Total comprehensive loss	$(9,867)	$(8,839)	$(5,740)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(9,960)	$(8,870)	$(5,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	5,302	3,008	2,164
Depreciation and amortization	4,514	4,409	4,735
Reversal of uncertain tax positions	(270)	(452)	(1,455)
Deferred income tax expense (benefit)	89	154	(110)
(Gain) loss on asset disposal	—	(12)	187
Other	72	61	63
Changes in operating assets and liabilities:
Accounts receivable, net	113	(989)	785
Inventories	(1,235)	1,039	1,405
Prepaid expenses and other current and long-term assets, net	2,253	(637)	1,368
Accounts payable	1,827	(937)	(2,410)
Accrued current and long-term liabilities	(1,446)	1,837	187
Income taxes payable	429	207	559
Net cash provided by (used in) operating activities	1,688	(1,182)	1,784
Cash flows from investing activities:
Purchases of property and equipment	(2,861)	(1,694)	(1,835)
Purchases of licensed technology	—	(598)	—
Proceeds from sales of property and equipment	—	13	—
Net cash used in investing activities	(2,861)	(2,279)	(1,835)
Cash flows from financing activities:
Payments on asset financings	(3,013)	(2,243)	(2,081)
Proceeds from issuances of common stock	1,307	480	444
Net proceeds from equity offering	—	9,625	—
Proceeds from line of credit	—	3,000	—
Net cash provided by (used in) financing activities	(1,706)	10,862	(1,637)
Net increase (decrease) in cash and cash equivalents	(2,879)	7,401	(1,688)
Cash and cash equivalents, beginning of period	20,805	13,404	15,092
Cash and cash equivalents, end of period	$17,926	$20,805	$13,404
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2011	17,966,170	346,923	(67)	(329,056)	17,800
Stock issued under employee equity incentive plans	434,613	444	—	—	444
Stock-based compensation expense	—	2,164	—	—	2,164
Net loss	—	—	—	(5,694)	(5,694)
Pension adjustment, net of tax of $(10)	—	—	(46)	—	(46)
Balance as of December 31, 2012	18,400,783	349,531	(113)	(334,750)	14,668
Stock issued under employee equity incentive plans	581,649	480	—	—	480
Equity offering	3,024,500	9,625	—	—	9,625
Stock-based compensation expense	—	3,008	—	—	3,008
Net loss	—	—	—	(8,870)	(8,870)
Pension adjustment, net of tax of $6	—	—	31	—	31
Balance as of December 31, 2013	22,006,932	362,644	(82)	(343,620)	18,942
Stock issued under employee equity incentive plans	1,213,602	1,307	—	—	1,307
Stock-based compensation expense	—	5,302	—	—	5,302
Net loss	—	—	—	(9,960)	(9,960)
Pension adjustment, net of tax of $19	—	—	93	—	93
Balance as of December 31, 2014	23,220,534	$369,253	$11	$(353,580)	$15,684
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
We have an intellectual property portfolio of 130 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction losses were $159, $123 and $84 for the years ended December 31, 2014, 2013 and 2012, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which consist of U.S. denominated money market funds totaled $17,480 and $20,396 as of December 31, 2014 and 2013, respectively.
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

The Company's process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by the Company in developing the ESPs include the nature and complexity of the licensed technologies, our cost to provide the deliverables, the availability of substitute technologies in the marketplace and the Company's historical pricing practices. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above.

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
On occasion, we enter into co-development arrangements with current or prospective integrated circuit ("IC") customers to defray a portion of the research and development expenses we expect to incur in connection with our development of an IC product. As amounts become due and payable without recourse under co-development agreements, they are offset against research and development expense up to the amount of related costs incurred.
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), net of tax, consists of the following:

	December 31,
	2014	2013
Actuarial income (loss) on pension obligation	$38	$(52)
Accumulated transition pension obligation	(27)	(30)
Accumulated other comprehensive income (loss)	$11	$(82)
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
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which required an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company adopted ASU 2013-11 in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company's financial position, results of operations or cash flows as a result of this change.

NOTE 3.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2014	2013
Accounts receivable, gross	$4,949	$5,076
Allowance for doubtful accounts	(301)	(315)
Accounts receivable, net	$4,648	$4,761
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$315	$352	$361
Additions charged (reductions credited)	2	10	(9)
Accounts written-off, net of recoveries	(16)	(47)	—
Balance at end of year	$301	$315	$352

Inventories
Inventories consist of the following:

	December 31,
	2014	2013
Finished goods	$1,697	$793
Work-in-process	1,201	870
Inventories	$2,898	$1,663
We recorded inventory write-downs of $267, $24 and $106 for the years ended December 31, 2014, 2013 and 2012, respectively. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure, net of sales of previously reserved inventory of $56, $66 and $15 for the years ended December 31, 2014, 2013 and 2012, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable, other receivables, deferred costs and deferred tax assets.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2014	2013
Software	$11,883	$8,282
Equipment, furniture and fixtures	9,171	8,353
Tooling	4,282	2,886
Leasehold improvements	2,237	2,212
	27,573	21,733
Accumulated depreciation and amortization	(21,171)	(17,649)
Property and equipment, net	$6,402	$4,084

Software amortization was $2,282, $2,426 and $2,157 for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,293, $1,590 and $1,908 for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Assets, Net
Other assets consist primarily of licensed technology, prepaid royalties and deposits. Amortization of licensed technology was $939, $393 and $670 for the years ended December 31, 2014, 2013 and 2012, respectively.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2014	2013
Accrued payroll and related liabilities	$2,385	$2,261
Accrued commissions and royalties	2,055	1,862
Current portion of accrued liabilities for asset financings	1,744	2,251
Accrued interest payable	1,383	1,087
Reserve for warranty returns	105	329
Deferred revenue	30	1,271
Other	837	1,444
Accrued liabilities and current portion of long-term liabilities	$8,539	$10,505

The following is a summary of the change in our reserve for warranty returns:

	Year Ended December 31,
	2014	2013	2012
Reserve for warranty returns:
Balance at beginning of year	$329	$457	$439
Provision (benefit)	(195)	84	588
Charge-offs	(29)	(212)	(570)
Balance at end of year	$105	$329	$457
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
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender's prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on January 1, 2016, which is the scheduled maturity date for the Revolving Line.
The Revolving Loan Agreement, as amended contains customary affirmative and negative covenants, including with respect to the following: compliance with laws, provision of financial statements and periodic reports, payment of taxes, maintenance of inventory and insurance, maintenance of operating accounts at the Bank, the Bank's access to collateral, formation or acquisition of subsidiaries, incurrence of indebtedness, dispositions of assets, granting liens, changes in business, ownership or business locations, engaging in mergers and acquisitions, making investments or distributions and affiliate transactions. The covenants also require that the Company maintain a minimum ratio of qualifying financial assets to the sum of qualifying financial obligations.
The Revolving Loan Agreement, as amended also contains customary events of default, including the following: defaults with respect to covenant compliance, the occurrence of a material adverse change, the occurrence of certain bankruptcy or insolvency events, cross-defaults, judgment defaults and material misrepresentations. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest.
To secure the repayment of any amounts borrowed under the Revolving Loan Agreement, as amended, the Company granted to the Bank a security interest in substantially all of its assets, excluding its intellectual property assets. The Company has agreed not to pledge or otherwise encumber its intellectual property assets without prior written permission from the Bank.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of December 31, 2014 and as of December 31, 2013, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2014 and December 31, 2013 was 3.5%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
As of December 31, 2014:
Money market funds	$17,480	$—	$—	$17,480
As of December 31, 2013:
Money market funds	$20,396	$—	$—	$20,396
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

NOTE 5.    RESEARCH AND DEVELOPMENT
During 2012, we entered into a best efforts co-development agreement (the “Co-development Agreement”) with a customer to defray a portion of the research and development expenses that would be incurred in connection with our development of an IC product to be sold exclusively to the customer. Under the Co-development Agreement, we retained ownership of any modifications or improvements that were made to our pre-existing intellectual property and may use such improvements in products sold to other customers.
At the completion of certain development milestones under the Co-development Agreement, we invoiced the customer and recognized offsets to research and development expense of $3,500 in each of 2012 and 2013. All milestones under the Co-development Agreement were completed as of December 31, 2013.

NOTE 6.    INCOME TAXES
Current and Deferred Income Tax Expense (Benefit)
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(10,858)	$(9,705)	$(7,510)
Foreign	1,416	1,163	1,245
Domestic and foreign pre-tax loss	$(9,442)	$(8,542)	$(6,265)

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$55	$55	$55
State	—	(17)	1
Foreign	374	136	(517)
Total current	429	174	(461)
Deferred:
Foreign	89	154	(110)
Total deferred	89	154	(110)
Income tax expense (benefit)	$518	$328	$(571)
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	34%	34%	34%
Change in valuation allowance	(39)	8	(13)
Expiration of tax attributes	(4)	(38)	(9)
State income taxes, net of federal tax benefit	3	2	2
Stock-based compensation	(2)	(6)	(14)
Tax contingencies, net of reversals	1	(5)	6
Impact of foreign earnings	1	2	(2)
Other	1	(1)	5
Effective income tax rate	(5)%	(4)%	9%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$70,237	$67,630
Research and experimentation credit carryforwards	11,026	10,868
Foreign tax credit carryforwards	4,049	4,044
Deferred stock-based compensation	2,794	2,520
Capital loss carryforwards	2,212	2,222
Depreciation and amortization	2,046	2,098
Reserves and accrued expenses	740	740
Other	529	395
Total gross deferred tax assets	93,633	90,517
Deferred tax liabilities:
Foreign earnings	(350)	(471)
Other	(335)	(485)
Total gross deferred tax liabilities	(685)	(956)
Less valuation allowance	(92,792)	(89,136)
Net deferred tax assets	$156	$425
The current portion of the net deferred tax asset balance was $133 and $234 as of December 31, 2014 and 2013, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets. The non-current portion of the net deferred tax asset balance was $27 and $191 as of December 31, 2014 and 2013, respectively, and is included in other assets, net in the consolidated balance sheets. Long-term deferred tax liabilities were $4 and $0 as of December 31, 2014 and 2013, respectively, and are included in long-term liabilities, net of current portion in the consolidated balance sheets.
We continue to record a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2014 and 2013 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance increased $3,656, decreased $705 and increased $832 for the years ended December 31, 2014, 2013, and 2012, respectively.
As of December 31, 2014, we had federal and state net operating loss carryforwards of $203,422 and $17,745 respectively, which will expire between 2015 and 2034. As of December 31, 2014, we had available federal and state research and experimentation tax credit carryforwards of $7,983 and $3,203, respectively, which begin expiring in 2019. We have a general foreign tax credit of $3,185 which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.
We had undistributed earnings of foreign subsidiaries of $2,324 as of December 31, 2014, for which we have recorded a deferred tax liability.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15% through 2018.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted, which retroactively extended the research credit from January 1, 2014 to December 31, 2014. The estimated research credit for 2014 has been included in the calculation of our annual effective tax rate.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the deferred tax asset resulting from such reinstatement for 2012 was reflected in 2013.
Uncertain Tax Positions
We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2014 the amount of our uncertain tax positions was a liability of $1,712 and a reduction to deferred tax assets of $160. As of December 31, 2013, the amount of our uncertain tax positions was a liability of $1,897.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2014	2013
Uncertain tax positions:
Balance at beginning of year	$1,592	$1,653
Accrual for positions taken in a prior year	(21)	10
Accrual for positions taken in current year	249	222
Reversals due to lapse of statute of limitations	(174)	(293)
Balance at end of year	$1,646	$1,592
Interest and penalties:
Balance at beginning of year	$305	$437
Accrual for positions taken in prior year	17	27
Reversals due to lapse of statute of limitations	(96)	(159)
Balance at end of year	$226	$305
During the years ended December 31, 2014, 2013 and 2012, we recognized $17, $27 and $57, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $337 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2011, 2010 and 2007, respectively. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
During 2014, we were under examination in Japan for the tax years 2011 through 2013. The tax examination did not result in a material impact on the Company's financial position, results of operations or cash flows. We were not subject to, nor had we received any notice of, income tax examinations in our other jurisdictions as of December 31, 2014.

NOTE 7.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $977, $1,094 and $1,386 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in cost of revenue in our consolidated statements of operations.

401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made no contributions to the 401(k) plan during the years ended December 31, 2014, 2013 or 2012.
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
As of December 31, 2014, future minimum payments under non-cancelable software licenses and operating lease agreements are as follows:

Year Ending December 31,	Software licenses	Operating leases	Total
2015	$1,840	$1,425	$3,265
2016	972	863	1,835
2017	188	671	859
2018	—	578	578
	3,000	$3,537	$6,537
Less: Interest component	(206)
Present value of minimum software license payments	2,794
Less: Current portion	(1,744)
Long-term portion of obligations	$1,050
Rent expense for the years ended December 31, 2014, 2013 and 2012 was $1,740, $1,822 and $1,976, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2014, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(9,960)	$(8,870)	$(5,694)
Shares used in computing net loss per share - basic and diluted	22,766	19,816	18,252
Net loss per common share - basic and diluted	$(0.44)	$(0.45)	$(0.31)
The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Employee equity incentive plans	4,346	4,338	4,173
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan.

NOTE 9.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest	$193	$149	$118
Income taxes, net of refunds received	213	382	382
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$3,381	$1,266	$1,231

NOTE 10.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2014 and 2013.
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
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). Our shareholders approved increases to the total authorized shares of 1,000,000, 1,000,000, 1,000,000, 1,000,000, 1,150,000, and 1,000,000 on May 15, 2014, May 9, 2013, May 15, 2012, May 18, 2010, May 19, 2009, and May 20, 2008, respectively, increasing the total authorized shares available for issuance as equity awards to 7,483,333 shares. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, "Old Stock Incentive Plans"). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2014, 222,575 shares were available for grant under the 2006 Plan.
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
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2013:	3,716,007	$3.65
Granted	47,000	5.84
Exercised	(336,474)	3.07
Canceled and forfeited	(43,916)	2.59
Expired	(47,043)	32.80
Options outstanding as of December 31, 2014:	3,335,574	$3.34

The following table summarizes information about options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2014	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2014	Weighted average exercise price
$0.55 - $2.01	718,409	3.85	$0.88	693,158	$0.84
2.20 - 2.36	720,690	3.11	2.33	679,003	2.33
2.37 - 3.15	794,832	2.38	3.08	640,089	3.08
3.21 - 3.48	682,646	1.81	3.42	676,792	3.42
3.51 - 34.47	418,997	2.23	9.66	358,957	10.36
$0.55 - $34.47	3,335,574	2.72	$3.34	3,047,999	$3.34
During the years ended December 31, 2014, 2013 and 2012 the total intrinsic value of options exercised was $979, $112 and $251, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2014, options outstanding had a total intrinsic value of $6,232.

Options outstanding that have vested and are expected to vest as of December 31, 2014 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	3,047,999	$3.34	2.61	$5,829
Expected to vest	267,249	3.29	3.85	388
Total	3,315,248	$3.33	2.71	$6,217
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2014, 2013 and 2012 we granted 737,797, 1,030,673, and 336,150 shares, respectively, of restricted stock with a weighted average grant date fair value of $6.94, $3.95, and $2.56 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2013:	998,253	$4.06
Granted	737,797	6.94
Vested	(775,927)	3.88
Canceled	(32,627)	3.38
Unvested at December 31, 2014:	927,496	$6.40
Expected to vest after December 31, 2014	798,308	$6.40
Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2014, 2013 and 2012, we issued 101,201, 101,068 and 96,299 shares, respectively for proceeds of $274, $198 and $186, respectively, under the ESPP.

Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Stock Option Plans:
Risk free interest rate	1.64%	1.08%	0.79%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.00	4.93	4.69
Volatility	73%	82%	89%
Employee Stock Purchase Plan:
Risk free interest rate	0.22%	0.19%	0.19%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.02	1.03	1.04
Volatility	82%	62%	52%

The weighted average fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $3.50, $1.96 and $1.79, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2014, unrecognized stock-based compensation expense is $3,794, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.53 years.

NOTE 11.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2014	2013	2012
Japan	$36,062	$19,824	$35,198
Taiwan	8,266	7,337	10,163
China	5,761	6,329	3,627
U.S.	3,656	8,407	5,996
Korea	3,256	3,241	1,118
Europe	2,609	1,515	1,871
Other	1,313	1,465	1,737
	$60,923	$48,118	$59,710

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2014	2013	2012
Distributors:
All distributors	63%	65%	74%
Distributor A	29%	31%	50%
Distributor B	9%	10%	5%
End Customers:(1)
Top five end customers	60%	57%	53%
End customer A	22%	3%	5%
End customer B	13%	12%	13%
End customer C	10%	12%	8%
End customer D	5%	4%	17%
End customer E	4%	17%	—%
 ________________
(1) End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2014	2013
Account A	37%	2%
Account B	16%	1%
Account C	15%	11%
Account D	—%	14%
Account E	—%	45%

NOTE 12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2014
Revenue, net	$13,541	$15,166	$17,111	$15,105
Gross profit	7,995	7,661	8,566	7,559
Loss from operations	(2,439)	(1,935)	(1,968)	(2,607)
Loss before income taxes	(2,561)	(2,065)	(2,091)	(2,725)
Net loss	(2,507)	(2,382)	(2,300)	(2,771)
Net loss per share - basic and diluted:	(0.11)	(0.11)	(0.10)	(0.12)
2013
Revenue, net	$8,271	$9,554	$15,309	$14,984
Gross profit	3,977	4,622	9,322	8,489
Income (loss) from operations	(5,505)	(4,662)	1,792	238
Income (loss) before income taxes	(5,603)	(4,759)	1,691	129
Net income (loss)	(5,405)	(4,924)	1,509	(50)
Net income (loss) per share:
Basic	(0.29)	(0.26)	0.07	(0.00)
Diluted	(0.29)	(0.26)	0.07	(0.00)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All internal control systems, no matter how well designed, have inherent limitations.
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2014, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited Pixelworks, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 4, 2015

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions “Election of Directors - Director Nominees for Election to New Three-Year Terms” and “Election of Directors - Continuing Directors Not Being Considered for Election at this Annual Meeting” and “Information about our Executive Officers” in our Proxy Statement for our 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement") to be filed within 120 days after December 31, 2014 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information is incorporated by reference from the Section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Accounting and Financial Officer). We have also adopted a Code of Ethics for Senior or Designated Financial Personnel (the "Code of Ethics for Senior or Designated Financial Personnel") that applies to our Chief Executive Officer (our Principal Executive Officer), our Chief Financial Officer (our Principal Accounting and Financial Officer) and other designated financial personnel. The Code of Business Conduct and Ethics and the Code of Ethics for Senior or Designated Financial Personnel are each available on our website free of charge at www.pixelworks.com. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics or Code of Ethics for Senior or Designated Financial Personnel by posting such information on our website at www.pixelworks.com or by filing a Current Report on Form 8-K.

We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The members of the audit committee are Daniel Heneghan, Chairman, Barry Cox and C. Scott Gibson. The audit committee has the responsibility and authority described in the Pixelworks, Inc. Charter of the Audit Committee of the Board of Directors, which has been approved by our board of directors. A copy of the audit committee charter is available on our website at www.pixelworks.com. Our board of directors has determined that Mr. Heneghan, Mr. Cox and Mr. Gibson meet the independence requirements set forth in Rule 10A-3(b)(1) under the Exchange Act and in the applicable rules of the NASDAQ. In addition, our board of directors has determined that Mr. Heneghan, Mr. Cox and Mr. Gibson each qualify as an audit committee financial expert as defined by Securities and Exchange Commission rules.

Item 11.	Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions “Compensation Committee Report”, “Executive Compensation”, “Executive Compensation - Compensation Discussion and Analysis” and “Information About Our Board of Directors - Director Compensation” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Information about our Equity Compensation Plans" in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions “Certain Relationships and Related Transactions” and “Information About Our Board of Directors” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption “Information About Our Independent Registered Public Accounting Firm” in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements.
The following financial statements are included in Item 8 Financial Statements and Supplementary Data:

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

10.5
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009). +

10.6
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

10.8	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Unit Award. +

10.9	Summary of Pixelworks Non-Employee Director Compensation. +

10.10
2012 Executive Employment Agreement dated and effective November 2, 2012, by and between Bruce Walicek and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2012). +

10.11	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009). +

10.12	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007). +

10.13
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

10.15
Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.16
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

10.18
Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.19	First Amendment to Office Lease Agreement, dated April 16, 2013, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc.

10.20	First Amendment to Lease, dated July 1, 2013, by and between Durham Plaza, LLC and Pixelworks, Inc.

10.21
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.22
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.23
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

10.24	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

10.25	Advisory Agreement between Pixelworks, Inc. and David J. Tupman dated July 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed March 5, 2014).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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

PIXELWORKS, INC.

Dated:	March 4, 2015	By:	/s/ Bruce A. Walicek
Bruce A. Walicek
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Walicek	President and Chief Executive Officer
Bruce A. Walicek	(Principal Executive Officer)	March 4, 2015

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
Steven L. Moore		March 4, 2015

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 4, 2015

/s/ Mark A. Christensen	Director
Mark A. Christensen		March 4, 2015

/s/ Barry L. Cox	Director
Barry L. Cox		March 4, 2015

/s/ Stephen L. Domenik	Director
Stephen L. Domenik		March 4, 2015

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 4, 2015

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 4, 2015

/s/ David J. Tupman	Director
David J. Tupman		March 4, 2015

/s/ Bruce A. Walicek	Director
Bruce A. Walicek		March 4, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

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

10.5
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009). +

10.6
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

10.8	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Unit Award. +

10.9	Summary of Pixelworks Non-Employee Director Compensation. +

10.10
2012 Executive Employment Agreement dated and effective November 2, 2012, by and between Bruce Walicek and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2012). +

10.11	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009). +

10.12	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007). +

10.13
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

10.15
Intellectual Property Sublicense Agreement dated March 30, 1999 between VAutomation Incorporated and Pixelworks, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 declared effective May 19, 2000).

10.16
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

10.18
Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.19	First Amendment to Office Lease Agreement, dated April 16, 2013, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc.

10.20	First Amendment to Lease, dated July 1, 2013, by and between Durham Plaza, LLC and Pixelworks, Inc.

10.21
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.22
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.23
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

10.24	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

10.25	Advisory Agreement between Pixelworks, Inc. and David J. Tupman dated July 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed March 5, 2014).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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