Form 10-Q
period 2015-03-31
PIXELWORKS, INC
filed 2015-05-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of April 30, 2015: 23,453,444.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,591	$17,926
Accounts receivable, net	4,760	4,648
Inventories	3,295	2,898
Prepaid expenses and other current assets	900	888
Total current assets	24,546	26,360
Property and equipment, net	5,762	6,402
Other assets, net	1,211	1,382
Total assets	$31,519	$34,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,289	$3,154
Accrued liabilities and current portion of long-term liabilities	9,129	8,539
Current portion of income taxes payable	168	197
Short-term line of credit	3,000	3,000
Total current liabilities	14,586	14,890
Long-term liabilities, net of current portion	1,319	1,476
Income taxes payable, net of current portion	1,966	2,094
Total liabilities	17,871	18,460
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock	—	—
Common stock	370,581	369,253
Accumulated other comprehensive income	11	11
Accumulated deficit	(356,944)	(353,580)
Total shareholders’ equity	13,648	15,684
Total liabilities and shareholders’ equity	$31,519	$34,144
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue, net	$14,392	$13,541
Cost of revenue (1)	7,425	5,546
Gross profit	6,967	7,995
Operating expenses:
Research and development (2)	6,318	6,385
Selling, general and administrative (3)	3,887	4,049
Total operating expenses	10,205	10,434
Loss from operations	(3,238)	(2,439)
Interest expense and other, net	(107)	(122)
Loss before income taxes	(3,345)	(2,561)
Provision (benefit) for income taxes	19	(54)
Net loss	$(3,364)	$(2,507)
Net loss per share - basic and diluted	$(0.14)	$(0.11)
Weighted average shares outstanding - basic and diluted	23,328	22,204

(1) Includes:
Stock-based compensation	$53	$89
Additional amortization of non-cancelable prepaid royalty	—	56
(2) Includes stock-based compensation	489	826
(3) Includes stock-based compensation	536	788
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,364)	$(2,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,098	1,144
Stock-based compensation	1,078	1,703
Reversal of uncertain tax positions	(209)	(270)
Deferred income tax expense	—	160
Other	26	24
Changes in operating assets and liabilities:
Accounts receivable, net	(113)	399
Inventories	(397)	(364)
Prepaid expenses and other current and long-term assets, net	33	1,656
Accounts payable	(891)	202
Accrued current and long-term liabilities	753	(967)
Income taxes payable	52	(10)
Net cash provided by (used in) operating activities	(1,934)	1,170
Cash flows from investing activities:
Purchases of property and equipment	(71)	(266)
Purchases of licensed technology	(55)	—
Net cash used in investing activities	(126)	(266)
Cash flows from financing activities:
Payments on asset financings	(525)	(420)
Proceeds from issuances of common stock	250	631
Net cash provided by (used in) financing activities	(275)	211
Net increase (decrease) in cash and cash equivalents	(2,335)	1,115
Cash and cash equivalents, beginning of period	17,926	20,805
Cash and cash equivalents, end of period	$15,591	$21,920
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
As of March 31, 2015, we had an intellectual property portfolio of 132 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2015 and 2014 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. In our opinion, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2014 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2015, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2015.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three month periods ended March 31, 2015 and 2014, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company on January 1, 2017, although the FASB has agreed to propose a one-year deferral of the effective date. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial position, results of operations and cash flows.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

NOTE 2: BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments.
Accounts receivable consists of the following:

	March 31, 2015	December 31, 2014
Accounts receivable, gross	$5,058	$4,949
Less: allowance for doubtful accounts	(298)	(301)
Accounts receivable, net	$4,760	$4,648

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$301	$315
Reductions credited	(3)	(3)
Balance at end of period	$298	$312

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Finished goods	$2,234	$1,697
Work-in-process	1,061	1,201
Inventories	$3,295	$2,898

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Gross carrying amount	$27,783	$27,573
Less: accumulated depreciation and amortization	(22,021)	(21,171)
Property and equipment, net	$5,762	$6,402

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2015	December 31, 2014
Accrued payroll and related liabilities	$2,530	$2,385
Accrued commissions and royalties	2,114	2,055
Accrued interest payable	1,475	1,383
Current portion of accrued liabilities for asset financings	1,416	1,744
Reserve for warranty returns	99	105
Deferred revenue	99	30
Other	1,396	837
Accrued liabilities and current portion of long-term liabilities	$9,129	$8,539

The following is the change in our reserve for warranty returns:

	Three Months Ended
	March 31,
	2015	2014
Reserve for warranty returns:
Balance at beginning of period	$105	$329
Benefit	(1)	(90)
Charge-offs	(5)	(7)
Balance at end of period	$99	$232

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2015, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.

Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of March 31, 2015 and as of December 31, 2014, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2015 and December 31, 2014 was 3.5%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of March 31, 2015:
Money market funds	$14,272	$—	$—	$14,272

As of December 31, 2014:
Money market funds	$17,480	$—	$—	$17,480
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

NOTE 4: INCOME TAXES
The provision (benefit) for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $209 and $270 during the first three months of 2015 and 2014, respectively.
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
As of March 31, 2015 and December 31, 2014, the amount of our uncertain tax positions was a liability of $1,552 and $1,712, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $287 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 5: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(3,364)	$(2,507)
Shares used in computing net loss per share - basic and diluted	23,328	22,204
Net loss per common share - basic and diluted	$(0.14)	$(0.11)

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
Employee equity incentive plans	4,209	4,630
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 6: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Three Months Ended
	March 31,
	2015	2014
Cash paid during the period for:
Income taxes	$150	$40
Interest	12	54
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$58	$2,825

NOTE 7: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2015	2014
Japan	$11,815	$5,426
Taiwan	1,479	1,714
Korea	321	1,596
China	280	966
Europe	183	514
United States	33	3,046
Other	281	279
	$14,392	$13,541

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2015	2014
Distributors:
All distributors	46%	57%
Distributor A	29%	29%
End customers: [1]
Top five end customers	80%	55%
End customer A	48%	2%
End customer B	13%	10%
End customer C	10%	12%
End customer D	—%	11%
End customer E	—%	14%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2015	December 31, 2014
Account X	43%	37%
Account Y	28%	15%
Account Z	1%	16%

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

NOTE 9: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2015, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio and research and development efforts and acquisition opportunities; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets; accounting policies and use of estimates; our revenue, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, our international operations, including in Asia, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of March 31, 2015, we had an intellectual property portfolio of 132 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2015 v. 2014
	2015	2014	$ Change	% Change
Revenue, net	$14,392	$13,541	$851	6%

Net revenue increased $0.9 million, or 6%, in the first quarter of 2015 compared to the first quarter of 2014. Revenue related to integrated circuit ("IC") product sales was $14.4 million and $10.6 million for the first quarter of 2015 and 2014, respectively. Revenue related to licensing agreements was negligible for the first quarter of 2015 and was $2.9 million for the first quarter of 2014. The increase related to IC product sales was primarily attributable to a 21% increase in units sold in the first quarter of 2015 compared to the first quarter of 2014, primarily due to market share gains in the digital projector market.
During the first quarter of 2014, we recorded approximately $1.9 million of licensing revenue due to achieving milestones under a licensing agreement entered into during the third quarter of 2013 and we recorded approximately $1.0 million of licensing revenue due to achieving the final milestone under a licensing agreement entered into during 2012.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	% of revenue	2014	% of revenue
Direct product costs and related overhead [1]	$7,302	51%	$5,275	39%
Inventory charges [2]	70	0	19	0
Licensing costs [3]	—	0	107	1
Other cost of revenue [4]	53	0	145	1
Total cost of revenue	$7,425	52%	$5,546	41%
Gross profit	$6,967	48%	$7,995	59%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market.

[3]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin decreased to 48% of total revenue in the first quarter of 2015, down from 59% of total revenue in the first quarter of 2014. The decrease in gross profit margin during the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the recognition of higher margin licensing revenue during the first quarter of 2014.
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
Research and development expense for the three month periods ended March 31, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2015 v. 2014
	2015	2014	$ Change	% Change
Research and development	$6,318	$6,385	$(67)	(1)%
Research and development expense decreased $0.1 million, or 1%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily due to a decrease in stock-based compensation expense primarily due to the timing of awards granted and their vesting schedules in 2014 compared to 2015. This decrease was partially offset by an increase in non-recurring engineering expense due to the timing of development activities.
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
Selling, general and administrative expense for the three month periods ended March 31, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2015 v. 2014
	2015	2014	$ Change	% Change
Selling, general and administrative	$3,887	$4,049	$(162)	(4)%
Selling, general and administrative expense decreased $0.2 million, or 4%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily due to a decrease in stock-based compensation expense primarily due to the timing of awards granted and their vesting schedules in 2014 compared to 2015. This decrease was partially offset by an increase in outside services expense primarily due to increased resources focused on marketing our mobile products.
Provision (benefit) for income taxes
The provision (benefit) for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded tax contingencies of $0.2 million and $0.3 million in the first quarter of 2015 and the first quarter of 2014, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $2.3 million from $17.9 million at December 31, 2014 to $15.6 million at March 31, 2015. The net decrease during the first quarter of 2015 resulted from $1.9 million used in operating activities due primarily to the net loss we recorded for the first quarter ended March 31, 2015 and $0.7 million used for purchases of property and equipment, licensed technology and payments on other asset financings, partially offset by $0.3 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of March 31, 2015, our cash and cash equivalents balance of $15.6 million consisted of $1.3 million in cash and $14.3 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2015, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net increased to $4.8 million as of March 31, 2015 from $4.6 million as of December 31, 2014. The average number of days sales outstanding increased to 30 days as of March 31, 2015 from 28 days as of December 31, 2014.
Inventories
Inventories increased to $3.3 million as of March 31, 2015 from $2.9 million as of December 31, 2014. Inventory turnover decreased to 9.5 as of March 31, 2015 from 13.3 as of December 31, 2014, primarily due to decreased material costs associated with decreased revenue. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2015, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of March 31, 2015 and as of December 31, 2014, both advances were repaid within required terms.

Liquidity
As of March 31, 2015, we had no long-term debt and our cash and cash equivalents balance of $15.6 million was highly liquid. Additionally, our short-term debt of $3.0 million as of March 31, 2015 was repaid within required terms. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2015 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 4, 2015. Our obligations for 2015 and beyond have not changed materially as of March 31, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of March 31, 2015, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
For a discussion of legal proceedings, see “Note 9: Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, such information which is incorporated herein by reference.

Item 1A.	Risk Factors.
Investors should carefully consider the risks described below. If any of the following risks occur, the market price of our shares of common stock could decline materially or our actual results may differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. Additional risks that we currently believe are immaterial may also materially affect our business, results of operations or financial condition. In assessing these risks, investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
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

If we fail to retain or attract the specialized technical and management personnel required to successfully operate our business, it could harm our business and may result in lost sales and diversion of management resources.
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
We have significantly fewer financial resources than most of our competitors which limits our ability to implement new products or enhancements to our current products and may require us to implement future restructuring plans, which in turn could adversely affect our future sales and financial condition.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29%, 29% and 31% of revenue for the three month period ended March 31, 2015 and the years ended December 31, 2014, and 2013, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors would negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 80%, 60% and 57% of revenue for the three month period ended March 31, 2015 and the years ended December 31, 2014, and 2013, respectively. As of March 31, 2015, we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2014, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100%, 94% and 83% of revenue for the three month period ended March 31, 2015 and the years ended December 31, 2014 and 2013, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
The risk of natural disasters in the Pacific Rim region, is significant. Natural disasters in countries where our manufacturers or customers are located could result in disruption of our manufacturers’ and customers’ operations, resulting in significant delays in shipment of, or significant reductions in orders for, our products. There can be no assurance that we can locate additional manufacturing capacity or markets on favorable terms, or find new customers, in a timely manner, if at all. Natural disasters in this region could also result in:

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

We face additional risks associated with our operations in the PRC and our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.
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

Additionally, customers could seek damages from us for their losses and shipments of defective products may harm our reputation with our customers. We have experienced field failures of our semiconductors in certain customer applications that required us to institute additional testing. As a result of these field failures, we have incurred warranty costs due to customers returning potentially affected products and have experienced reductions in revenues due to delays in production. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Additionally, shipments of defective products could cause us to lose customers or to incur significant replacement costs, either of which would harm our reputation and our business. Any defects, errors or bugs could also interrupt or delay sales of our new products to our customers, which would adversely affect our financial results.
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
If we are not successful in the timely development of new products, we may fail to obtain new design wins and our financial results will be adversely affected.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2015, we held 132 patents and had 33 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
The daily trading volume of our common stock has historically been relatively low, although, during 2013, 2014 and 2015, trading volume increased compared to historical levels. As a result of the historically low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

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

In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2014, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
 __________________

*
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	May 8, 2015	/s/ Steven L. Moore
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
 __________________

*
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.