Form 10-Q
period 2015-09-30
PIXELWORKS, INC
filed 2015-11-06
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of October 30, 2015: 27,622,281.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$29,024	$17,926
Accounts receivable, net	4,734	4,648
Inventories	3,511	2,898
Prepaid expenses and other current assets	996	888
Total current assets	38,265	26,360
Property and equipment, net	6,852	6,402
Other assets, net	766	1,382
Total assets	$45,883	$34,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,181	$3,154
Accrued liabilities and current portion of long-term liabilities	8,166	8,539
Current portion of income taxes payable	172	197
Short-term line of credit	3,000	3,000
Total current liabilities	14,519	14,890
Long-term liabilities, net of current portion	819	1,476
Income taxes payable, net of current portion	1,928	2,094
Total liabilities	17,266	18,460
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	389,589	369,253
Accumulated other comprehensive income	11	11
Accumulated deficit	(360,983)	(353,580)
Total shareholders’ equity	28,617	15,684
Total liabilities and shareholders’ equity	$45,883	$34,144
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net	$16,570	$17,111	$46,040	$45,818
Cost of revenue (1)	8,292	8,545	23,561	21,596
Gross profit	8,278	8,566	22,479	24,222
Operating expenses:
Research and development (2)	6,145	6,634	18,568	18,906
Selling, general and administrative (3)	3,334	3,900	10,805	11,658
Total operating expenses	9,479	10,534	29,373	30,564
Loss from operations	(1,201)	(1,968)	(6,894)	(6,342)
Interest expense and other, net	(105)	(123)	(317)	(375)
Loss before income taxes	(1,306)	(2,091)	(7,211)	(6,717)
Provision (benefit) for income taxes	(63)	209	192	472
Net loss	$(1,243)	$(2,300)	$(7,403)	$(7,189)
Net loss per share - basic and diluted	$(0.05)	$(0.10)	$(0.31)	$(0.32)
Weighted average shares outstanding - basic and diluted	25,735	23,007	24,210	22,629

(1) Includes:
Stock-based compensation	$52	$61	$147	$191
Additional amortization of non-cancelable prepaid royalty	(14)	4	(14)	95
(2) Includes stock-based compensation	524	562	1,442	1,801
(3) Includes stock-based compensation	443	634	1,401	1,909
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,403)	$(7,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,225	3,415
Stock-based compensation	2,990	3,901
Reversal of uncertain tax positions	(323)	(270)
Deferred income tax expense	—	160
Other	42	35
Changes in operating assets and liabilities:
Accounts receivable, net	(86)	(1,363)
Inventories	(613)	(765)
Prepaid expenses and other current and long-term assets, net	25	2,065
Accounts payable	(94)	1,863
Accrued current and long-term liabilities	83	(438)
Income taxes payable	132	360
Net cash provided by (used in) operating activities	(2,022)	1,774
Cash flows from investing activities:
Purchases of property and equipment	(2,544)	(2,597)
Purchases of licensed technology	(55)	—
Net cash used in investing activities	(2,599)	(2,597)
Cash flows from financing activities:
Net proceeds from equity offering	16,356	—
Payments on asset financings	(1,627)	(1,960)
Proceeds from issuance of common stock under employee equity incentive plans	990	1,293
Net cash provided by (used in) financing activities	15,719	(667)
Net increase (decrease) in cash and cash equivalents	11,098	(1,490)
Cash and cash equivalents, beginning of period	17,926	20,805
Cash and cash equivalents, end of period	$29,024	$19,315
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
As of September 30, 2015, we had an intellectual property portfolio of 135 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2015 and 2014 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2014 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2015, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2015.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and nine month periods ended September 30, 2015 and 2014, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective prospectively and is effective for the Company on January 1, 2017, with early adoption permitted. The Company is evaluating the impact this new standard will have on its financial position, results of operations and cash flows.
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
Accounts receivable consists of the following:

	September 30, 2015	December 31, 2014
Accounts receivable, gross	$4,783	$4,949
Less: allowance for doubtful accounts	(49)	(301)
Accounts receivable, net	$4,734	$4,648

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2015	2014
Balance at beginning of period	$301	$315
Additions charged (reductions credited)	(2)	21
Accounts written-off, net of recoveries	(250)	—
Balance at end of period	$49	$336

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2015	December 31, 2014
Finished goods	$2,349	$1,697
Work-in-process	1,162	1,201
Inventories	$3,511	$2,898

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2015	December 31, 2014
Gross carrying amount	$30,604	$27,573
Less: accumulated depreciation and amortization	(23,752)	(21,171)
Property and equipment, net	$6,852	$6,402

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued commissions and royalties	$2,239	$2,055
Accrued payroll and related liabilities	2,215	2,385
Accrued interest payable	1,636	1,383
Current portion of accrued liabilities for asset financings	1,116	1,744
Reserve for warranty returns	26	105
Other	934	867
Accrued liabilities and current portion of long-term liabilities	$8,166	$8,539

The following is the change in our reserve for warranty returns:

	Nine Months Ended
	September 30,
	2015	2014
Reserve for warranty returns:
Balance at beginning of period	$105	$329
Benefit	(67)	(104)
Charge-offs	(12)	(26)
Balance at end of period	$26	$199

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2015, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of September 30, 2015 and as of December 31, 2014, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2015 and December 31, 2014 was 3.5%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
As of September 30, 2015:
Money market funds	$27,805	$—	$—	$27,805

As of December 31, 2014:
Money market funds	$17,480	$—	$—	$17,480
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

NOTE 4: INCOME TAXES
The provision (benefit) for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $323 and $270 during the first nine months of 2015 and 2014, respectively.
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
As of September 30, 2015 and December 31, 2014, the amount of our uncertain tax positions was a liability of $1,494 and $1,712, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $169 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 5: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(1,243)	$(2,300)	$(7,403)	$(7,189)
Weighted average shares outstanding - basic and diluted [1]	25,735	23,007	24,210	22,629
Net loss per share - basic and diluted	$(0.05)	$(0.10)	$(0.31)	$(0.32)

[1]
The increase in shares from the 2014 periods to the 2015 periods is due primarily to the weighted average effect of the sale of 3,738 shares of common stock in an underwritten registered offering during August 2015.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee equity incentive plans	4,302	4,212	4,234	4,338
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 6: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended
	September 30,
	2015	2014
Cash paid during the period for:
Income taxes	$340	$187
Interest	86	109
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$427	$3,067

NOTE 7: SHAREHOLDERS' EQUITY
On August 12, 2015, we completed the sale of 3,738 shares of common stock, in an underwritten registered offering at a price to the public of $4.75 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses payable by us were approximately $16,356.

NOTE 8: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Japan	$14,295	$11,604	$38,835	$25,678
Taiwan	1,602	1,866	4,682	6,819
Korea	217	388	803	2,759
China	189	2,262	608	4,641
Europe	124	484	463	1,504
United States	23	163	92	3,354
Other	120	344	557	1,063
	$16,570	$17,111	$46,040	$45,818

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Distributors:
All distributors	48%	60%	46%	66%
Distributor A	32%	27%	29%	31%
Distributor B	1%	13%	1%	9%
End customers: [1]
Top five end customers	85%	74%	83%	56%
End customer A	48%	32%	49%	16%
End customer B	13%	9%	11%	13%
End customer C	9%	13%	9%	12%
End customer D	—%	12%	—%	8%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2015	December 31, 2014
Account X	55%	37%
Account Y	16%	15%
Account Z	—%	16%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2015, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio and research and development efforts and acquisition opportunities; our gross profit margin, including our expectations regarding gaining manufacturing efficiencies as products mature; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets; accounting policies and use of estimates; our revenue, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of September 30, 2015, we had an intellectual property portfolio of 135 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine month periods ended September 30, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue, net	$16,570	$17,111	(3)%	$46,040	$45,818	0%

Net revenue decreased $0.5 million, or 3%, in the third quarter of 2015 compared to the third quarter of 2014 and increased $0.2 million in the first nine months of 2015 compared to the first nine months of 2014. Revenue related to integrated circuit ("IC") product sales was $16.6 million and $17.1 million for the third quarter of 2015 and 2014, respectively and was $46.0 million and $42.7 million for the first nine months of 2015 and 2014, respectively. Revenue related to licensing agreements was $3.1 million for the first nine months of 2014 and was negligible for all other periods presented.
The decrease in revenue related to IC product sales in the third quarter of 2015 compared to the third quarter of 2014 was due to a 2% decrease in units sold and a 1% decrease in average selling price ("ASP"). The increase in revenue related to IC product sales in the first nine months of 2015 compared to the first nine months of 2014, was due to a 1% increase in units sold and a 6% increase in ASP.
The increase in ASP in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to decreased sales into the television and panel markets, which generally have lower ASP's than digital projector market products. The changes in units sold over both periods presented reflect decreased sales into the television and panel markets due to a transition to lower volume niche products, and increased sales into the digital projector and mobile markets.
During the first nine months of 2014, we recorded approximately $2.1 million of licensing revenue due to achieving milestones under a licensing agreement entered into during the third quarter of 2013 and we recorded approximately $1.0 million of licensing revenue due to achieving the final milestone under a licensing agreement entered into during 2012.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of revenue	2014	% of revenue	2015	% of revenue	2014	% of revenue
Direct product costs and related overhead [1]	$8,242	50%	$8,492	50%	$23,224	50%	$20,879	46%
Inventory charges [2]	12	0	(12)	0	204	0	284	1
Licensing costs [3]	—	0	—	0	—	0	146	0
Other cost of revenue [4]	38	0	65	0	133	0	287	1
Total cost of revenue	$8,292	50%	$8,545	50%	$23,561	51%	$21,596	47%
Gross profit	$8,278	50%	$8,566	50%	$22,479	49%	$24,222	53%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market.

[3]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
Gross profit margin was 50% of total revenue in the third quarter of 2015, consistent with 50% of total revenue in the third quarter of 2014. Gross profit margin decreased to 49% of total revenue in the first nine months of 2015, down from 53% of total revenue in the first nine months of 2014.
The increase in direct product costs and related overhead as a percentage of revenue in the first nine months of 2015 compared to the first nine months of 2014 is primarily due to the licensing revenue recorded in the first nine months of 2014. Excluding the impact of licensing revenue recorded in the first nine months of 2014, direct product costs and related overhead as a percentage of revenue increased approximately 1.6% in the first nine months of 2015 compared to the first nine months of 2014. The increase in direct product costs and related overhead as a percentage of revenue was primarily due to increased costs associated with manufacturing ramps in the digital projector market. We expect to gain manufacturing efficiencies as these products mature.
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
Research and development expense for the three and nine month periods ended September 30, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Research and development	$6,145	$6,634	(7)%	$18,568	$18,906	(2)%
Research and development expense decreased $0.5 million, or 7%, in the third quarter of 2015 compared to the third quarter of 2014. The decrease was primarily due to a decrease in non-recurring engineering expense and depreciation and amortization expense due to the timing of development activities.
Research and development expense decreased $0.4 million, or 2% in the first nine months of 2015 compared to the first nine months of 2014. The decrease was primarily due to a decrease in stock-based compensation expense primarily due to the timing of awards granted and a decrease in depreciation and amortization expense due to the timing of development activities. These decreases were partially offset by an increase due to a benefit to research and development recognized in the first nine months of 2014 for a reduction in direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements; these costs were recorded in cost of revenue. There was no similar benefit to research and development in the first nine months of 2015.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine month periods ended September 30, 2015 and 2014, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative	$3,334	$3,900	(15)%	$10,805	$11,658	(7)%
Selling, general and administrative expense decreased $0.6 million, or 15%, in the third quarter of 2015 compared to the third quarter of 2014 and $0.9 million, or 7%, in the first nine months of 2015 compared to the first nine months of 2014. The decreases in the 2015 periods compared to the 2014 periods were primarily due to a decrease in stock-based compensation expense primarily due to the timing of awards granted and a decrease in compensation expense due to a decrease in headcount and a decreased management bonus accrual, partially offset by annual merit salary increases which occurred in the third quarters of 2014 and 2015.
Provision (benefit) for income taxes
The provision (benefit) for income taxes during the 2015 and 2014 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.3 million in the first nine months of 2015 and in the first nine months of 2014.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $11.1 million to $29.0 million at September 30, 2015 from $17.9 million at December 31, 2014. The net increase during the first nine months of 2015 was primarily attributed to approximately $16.4 million in net proceeds from our underwritten registered public offering of our common stock (see "Capital resources, Equity offering") and $1.0 million in proceeds from the issuance of common stock under our employee equity incentive plans. These increases were partially offset by $4.2 million used for purchases of property and equipment, purchases of licensed technology and payments on other asset financing and $2.0 million used in operating activities due primarily to the net loss we recorded for the first nine months of 2015.
As of September 30, 2015, our cash and cash equivalents balance of $29.0 million consisted of $1.2 million in cash and $27.8 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2015, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. Investments must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations, and our investment policy is reviewed at least annually by our Audit Committee.
Although cash balances held at our foreign subsidiaries would be subject to U.S. taxes if repatriated, we have sufficient U.S. net operating losses to offset the liability associated with any such repatriation and foreign taxes due upon repatriation would not be significant.
Accounts receivable, net
Accounts receivable, net increased to $4.7 million as of September 30, 2015 from $4.6 million as of December 31, 2014. The average number of days sales outstanding decreased to 26 days as of September 30, 2015 from 28 days as of December 31, 2014.
Inventories
Inventories increased to $3.5 million as of September 30, 2015 from $2.9 million as of December 31, 2014. Inventory turnover decreased to 10.3 as of September 30, 2015 from 11.3 as of December 31, 2014. Inventory turnover is calculated based on annualized operating results and average inventory balances for the respective quarters.
Capital resources
Equity offering
On August 12, 2015, we completed the sale of 3,737,500 shares of common stock, in an underwritten registered offering at a price to the public of $4.75 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses payable by us, were approximately $16.4 million.
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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2015, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of September 30, 2015 and as of December 31, 2014, both advances were repaid within required terms.

Liquidity
As of September 30, 2015, we had no long-term debt and our cash and cash equivalents balance of $29.0 million was highly liquid. Additionally, our short-term debt of $3.0 million as of September 30, 2015 was repaid within required terms. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Shareholders' Equity
Shareholders' equity increased approximately $12.9 million from December 31, 2014 to September 30, 2015 primarily due to approximately $16.4 million in net proceeds from our underwritten registered public offering of our common stock in August 2015, partially offset by our net loss recorded in the first nine months of 2015.
Contractual Payment Obligations
Our contractual obligations for 2015 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 4, 2015. Our obligations for 2015 and beyond have not changed materially as of September 30, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of September 30, 2015, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29%, 29% and 31% of revenue for the nine month period ended September 30, 2015 and the years ended December 31, 2014, and 2013, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors would negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 83%, 60% and 57% of revenue for the nine month period ended September 30, 2015 and the years ended December 31, 2014, and 2013, respectively. As of September 30, 2015, we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2014, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100%, 94% and 83% of revenue for the nine month period ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2015, we held 135 patents and had 32 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
We may need to seek additional capital from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, we issued approximately 3.7 million, 3.0 million and 4.2 million shares of our common stock in underwritten registered public offerings in August 2015, August 2013 and May 2011, respectively. New equity securities issued by us could have rights, preferences or privileges senior to those of our common stock.
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

In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of September 30, 2015, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

1.1
Underwriting Agreement, dated August 7, 2015, by and among Pixelworks, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 7, 2015).

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

PIXELWORKS, INC.

Dated:	November 6, 2015	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1
Underwriting Agreement, dated August 7, 2015, by and among Pixelworks, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 7, 2015).

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