Form 10-K
period 2015-12-31
PIXELWORKS, INC
filed 2016-03-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2015 was $116,515,993 based on the closing price of $5.88 per share of common stock on the NASDAQ Global Market on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of February 29, 2016: 28,073,767
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2015.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features and benefits of our technologies and products; market trends and changes, including in the video consumption, the mobile market, large screen flat panel display and digital projection markets; our strategy, including regarding product and research and development and sales and marketing; the sufficiency of our working capital and need for, or ability to secure, additional financing; the success of our products in expanded markets; customer and distributor concentration; current global economic challenges; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; backlog; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.	Business.
Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products can be used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth, reducing panel costs and optimizing the video display pipeline efficiency. Our primary target markets include digital projection systems, tablets, smartphones, and UltrabookTM devices.
We have an intellectual property portfolio of 135 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Higher resolution dramatically improves the picture quality of still images, graphics and photos. As pixel densities increase, the ability of the eye to discern individual pixels diminishes. Once the pixels become unperceivable, the image gains a more realistic quality as object outlines and lines appear continuous. More interestingly, scientific studies have shown that the human eye is able to discern a higher pixel density for motion images than static images. However, without the correct video processing, the display’s increased pixel density may not be fully realized for motion images.
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
According to recent studies by Cisco, video will constitute 80% of all global consumer Internet traffic by 2019. Consumer Video on Demand ("VOD") traffic will double by 2019. HD will be 70 percent of IP VOD traffic in 2019, up from 59 percent in 2014. It would take one person over 5 million years to watch the total amount of video crossing global Internet networks each month in 2019. This rapid increase in video consumption is being driven by a variety of connected digital video devices and applications that allow consumers to easily create, share and consume video. In particular, mobile video consumption is rapidly expanding. Televisions, traditionally thought of as the primary screen, are now giving way to mobile devices. The “always on” and ease of use of mobile devices are helping to make them the preferred choice as the “first screen” for many consumers. Cisco estimates that less than 15% of consumer Internet traffic will be to televisions in 2019, whereas video was 55% of all mobile data traffic in 2015 and is expected to grow to 75% by 2020.
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
There has been continued growth in the share of online video viewed by mobile devices. The Q4 2014 Global Video Index report from Ooyala showed that 34% of all video plays in Q4 2014 were on tablets and smartphones. The share of online video viewing of smartphones and tablets combined grew two times in 2014, five times since 2012 and sixteen times since 2011. The report also lists “optimizing video playback quality to increase mobile viewer engagement” as one of the key points to monetizing mobile video.
Mobile display systems pose a number of unique challenges. Power is of primary importance, impacting form factor, cost and performance. As these systems have added more functionality, new features have had to compete for battery life, internal bandwidth and space. While the overall computational power of these systems has never been greater, the addition of more features has created significant burdens on systems' ability to process larger amounts of data. The addition of high-resolution displays has further increased the burden on these resources.
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
Smartphones:
Smartphones have become a popular choice for many consumers. CCS Insight estimates that almost 2 billion smartphones will be sold in 2019, accounting for 72% of all mobile phones sold in 2019.
The resolution of smartphone displays have been increasing and this trend is expected to continue. Full-HD has been offered by higher-end models and is becoming increasingly popular. The market is now in the process of moving to Quad-HD (2560 pixels by 1440 lines). It is expected that resolutions will continue to increase. For example, Sony has already released a smartphone featuring a 4K display.
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
Tablets:
The line between tablets and smartphones is becoming increasingly indistinct as more tablets are offering mobile connectivity and are now available in sizes similar to those of smartphones. Tablets offer broad appeal to consumers. IDC expects an estimated 234.5 million units to ship in 2015 with over 260 million units in 2019. This growth is expected to come at the expense of other mobile PC devices, most notably notebooks.

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
The tablets' larger screen size makes them ideal for consuming video content. The Q4 2014 Global Video Index report from Ooyala highlighted that tablet users watched long-form video for 70% of the time they spent viewing on their device. Tablets also lead in the percentage of time spent watching content from 30-60 minutes long.
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
Digital Projection Market
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra-portable devices weighing fewer than two pounds for maximum portability. According to PMA Research Limited (formerly Pacific Media Associates), the worldwide front projector market shipped 8.7 million units in 2015 and is forecasted to reach 10.2 million units by 2019.
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
Our core Video Display Processing technologies include:

•
Halo Free MEMC. Our proprietary Halo Free MEMC technology significantly improves the performance and viewing experience of any screen by addressing problems such as judder and motion blur. Unlike competitive solutions it also reduces halo effects that are a byproduct of MEMC. Halos are objectionable blurred regions that surround moving objects as the MEMC algorithms try to reconstruct missing image data caused by the concealing and revealing of objects as they pass over or behind one another. Removing halos dramatically improves image quality and is of particular importance on high-resolution displays where artifacts become more visible.

•
Advanced Scaling. As display resolutions continue to increase, there is a need to convert lower resolution content to higher resolution in order to display content properly. With the latest wave of high-resolution displays, the quality and quantity demands of scaling have increased significantly. Artifacts become more noticeable on these types of displays as they distract from the realism effect. In addition, with the availability of high resolution content lagging behind the availability of high resolution displays, high-quality scaling is required to ensure high resolution displays do not suffer when compared to Full-HD displays of the same size. Our advanced scaling is designed to ensure that up-conversion of lower resolution content is of the highest quality in maintaining the fidelity of image.

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

Our product development strategy is to leverage our expertise in Video Display Processing to address the evolving needs of the advanced flat panel display, digital projection and other markets that require superior image quality. We plan to continue to focus our development resources to maintain position in the market and provide leading edge solutions for the advanced digital projection markets and to enhance our video processing solutions for advanced flat panel displays and other emerging markets. Additionally, we plan to leverage our research and development investment into products that address high-value markets, such as mobile, where our innovative proprietary technology provides differentiation and system power saving benefits. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, full solutions incorporating software and other tools and IP cores that allow our technology to be incorporated into third party solutions.
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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 48%, 63% and 65% of revenue in 2015, 2014 and 2013, respectively.

Our largest distributor, Tokyo Electron Device Ltd. ("TED"), is located in Japan. TED represented more than 10% of revenue in each of 2015, 2014 and 2013, and accounted for more than 10% of accounts receivable as of December 31, 2015 and 2014. Bright Creation Technologies, Ltd. ("BCT"), is a distributor located in Hong Kong. BCT represented more than 10% of revenue in 2013. No other distributor accounted for more than 10% of revenue in 2015, 2014 or 2013.
We also have distributor relationships in China, Europe, Korea, Southeast Asia, Taiwan and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 52%, 37% and 35% of total revenue in 2015, 2014 and 2013, respectively.

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

Revenue attributable to our top five end customers together represented 83%, 60% and 57% of revenue in 2015, 2014 and 2013, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Hitachi Ltd. represented more than 10% of revenue in each of 2015, 2014 and 2013. Sales to Seiko Epson Corporation represented more than 10% of revenue in 2015 and 2014, and accounted for more than 10% of accounts receivable as of December 31, 2015 and 2014. Sales to NEC Corporation represented more than 10% of revenue in each of 2014 and 2013. Sales to Apple Inc. represented more than 10% of revenue in 2013. No other end customer accounted for more than 10% of revenue in 2015, 2014 or 2013.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 100%, 94% and 83% of revenue in 2015, 2014 and 2013, respectively.
Financial information regarding our domestic and foreign operations is presented in "Note 9: Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
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
We also compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., i-Chips Technologies Inc., Intersil Corporation, Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
Research and Development
Our research and development efforts are focused on the development of our solutions for the mobile device and digital projector markets. Our development efforts are focused on pursuing higher levels of video performance, integration and new features in order to provide our customers with solutions that enable them to introduce market leading products and help lower final systems costs.

We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expense was $24.6 million, $25.3 million and $20.7 million in 2015, 2014 and 2013, respectively. During 2013, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an IC product. As a result of the reimbursement, our overall research and development expense was reduced by $3.5 million in 2013. There were no reductions to research and development expense related to co-development arrangements in 2015 or 2014.
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
Intellectual Property
We rely on a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2015, we held 135 patents and have 33 patent applications pending, compared to 130 patents and 34 patent applications pending as of December 31, 2014. These patents relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 2 to 17 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A, and "Note 6: Commitments and Contingencies" in Part II, Item 8 of this Annual Report on Form 10-K for information on various risks related to intellectual property.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.

Employees
As of December 31, 2015, we had a total of 215 employees compared to 220 employees as of December 31, 2014.
Corporate Information
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. Our stock is traded on the NASDAQ Global Market under the symbol "PXLW".
Availability of Securities and Exchange Commission Filings
We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and any filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, free of charge as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission ("SEC"). Our Internet address is www.pixelworks.com. The content on, or that can be accessed through our website is not incorporated by reference into this filing. Our committee charters and code of ethics are also available free of charge on our website.
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
Investing in our shares of common stock involves a high degree of risk, and investors should carefully consider the risks described below before making an investment decision. If any of the following risks occur, the market price of our shares of common stock could decline and investors could lose all or part of their investment. Additional risks that we currently believe are immaterial may also impair our business operations. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2015, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
Company Specific Risks
Our product strategy, which is targeted at markets demanding superior video and image quality, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
We have adopted a product strategy that focuses on our core competencies in video display processing and delivering high levels of video and image quality. With this strategy, we continue to make further investments in the development of our image processor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the mobile device market, our strategy focuses on implementing our intellectual property ("IP") to improve the video performance of our customers’ image processors through the use of our MotionEngine® advanced video co-processor integrated circuits. This strategy is designed to address the needs of the high-resolution and high-quality segment of these markets. Such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
Achieving design wins involves lengthy competitive selection processes that require us to incur significant expenditures prior to generating any revenue or without any guarantee of any revenue related to this business. If we fail to generate revenue after incurring substantial expenses to develop our products, our business and operating results would suffer.
We must achieve "design wins," that enable us to sell our semiconductor solutions for use in our customers’ products. These competitive selection processes typically are lengthy and can require us to incur significant research and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not achieve a design win and may never generate any revenue despite incurring significant research and development expenditures. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes.
Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to an increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be unwilling to select our products due to concerns over our financial strength. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products for the digital projection market and mobile market.

If we fail to retain or attract the specialized technical and management personnel required to successfully operate our business, it could harm our business and may result in lost sales and diversion of management resources.
Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. For example, we have experienced, and may continue to experience, difficulty and increased compensation expense in order to hire and retain qualified engineering personnel in our Shanghai design center. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. In addition, Stephen Domenik, a member of our board of directors, was recently appointed to serve as our Interim Chief Executive Officer, succeeding Bruce Walicek, our former Chief Executive Officer. Any transition in our senior management team may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could have a negative impact on our business or stock price.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 31%, 29% and 31% of revenue for the years ended December 31, 2015, 2014, and 2013, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 83%, 60% and 57% of revenue for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2014 we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Loan and Security Agreement") to provide a secured, working capital-based, revolving line of credit. In December 2012, we entered into Amendment No. 1 to the Loan and Security Agreement (the "Amendment No. 1"). Among other things, Amendment No. 1 revises the calculation of the borrowing base under the Loan and Security Agreement to $1.0 million plus 80% of eligible domestic accounts receivable. Amendment No. 1 also provides an option for LIBOR advances that bear interest based on the LIBOR rate. On December 4, 2013, we entered into Amendment No. 2 (the "Amendment No. 2") to the Loan and Security Agreement. Amendment No. 2 changes the maturity date of the revolving line of credit provided pursuant to the Loan and Security Agreement to January 1, 2016. The maturity date was previously December 14, 2014, as provided by Amendment No. 1 to the Loan and Security Agreement. On December 18, 2015, we entered into Amendment No. 3 (the "Amendment No. 3") to the Loan and Security Agreement. Amendment No. 3 changes the maturity date of the revolving line of credit provided pursuant to the Loan and Security Agreement to December 30, 2016. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. For example, if we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
This facility expires on December 30, 2016, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing in a timely manner or at all, or secure financing on terms that are acceptable to us.
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
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors that may contribute to these fluctuations include those described in this "Risk Factors" section of this report, such as the timing, changes in or cancellation of orders by customers, market acceptance of our products and our customers’ products and the timing and extent of product development costs.  Additionally, our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.
Our net operating loss carryforwards may be limited or they may expire before utilization.
As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $214.4 million and $16.9 million, respectively, which expire between 2016 and 2035. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100% , 94% and 83% of revenue for the years ended December 31, 2015, 2014, and 2013, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
The risk of natural disasters in the Pacific Rim region is significant. Natural disasters in countries where our manufacturers or customers are located could result in disruption of our manufacturers’ and customers’ operations, resulting in significant delays in shipment of, or significant reductions in orders for, our products. There can be no assurance that we can locate additional manufacturing capacity or markets on favorable terms, or find new customers, in a timely manner, if at all. Natural disasters in this region could also result in:

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., i-Chips Technologies Inc., Intersil Corporation, Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do. Some of our competitors operate their own fabrication facilities. These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own. Additionally, any consolidation in the semiconductor industry may impact our competitive position. Our current or potential customers have developed, and may continue to develop, their own proprietary technologies and become our competitors. Increased competition from both competitors and our customers’ internal development efforts could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities. For example, frame rate conversion technology similar to that used in our line of MotionEngine® advanced video co-processors continues to be integrated into the SoC and display timing controller products of our competitors. We cannot assure you that we can compete successfully against current or potential competitors.

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
We build most of our products on a customer-owned tooling basis, whereby we directly contract the manufacture of our products, including wafer production, assembly and test. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products less competitive if we increase our prices to compensate for our higher costs, or could result in lower gross profit margins if we do not increase our prices.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2015, we held 135 patents and had 33 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Our stock price and the stock prices of technology companies similar to Pixelworks have been highly volatile. The price of our common stock may decline and the value of our shareholders' investment may be reduced regardless of our performance.
The daily trading volume of our common stock has historically been relatively low, although, in the three most recent years, trading volume increased compared to historical levels. As a result of the historically low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

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

In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2015, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the second quarter of 2013, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if our shareholders consider the merger, acquisition or change in management favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions:

•
if the number of directors is fixed by the board at eight or more, our board of directors is divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly replace a majority of directors;

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
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2015, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	48,000	Various dates through May 2017
California	Administration; engineering; sales	19,000	December 2018
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2017
Oregon	Administration	5,000	December 2016
Japan	Sales; customer support	3,000	January 2017

Item 3.	Legal Proceedings.
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

Fiscal 2015	High	Low
Fourth Quarter	$3.89	$2.21
Third Quarter	6.33	3.40
Second Quarter	7.13	4.12
First Quarter	6.18	4.30

Fiscal 2014	High	Low
Fourth Quarter	$6.63	$3.86
Third Quarter	9.83	5.75
Second Quarter	7.98	4.68
First Quarter	9.05	4.62
As of February 29, 2016, there were 71 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $2.00 The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.
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

The graph assumes that $100 was invested in our common stock and each index on December 31, 2010. In accordance with guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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
In thousands, except per share data.

	Year ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data
Revenue, net	$59,517	$60,923	$48,118	$59,710	$64,609
Cost of revenue	30,224	29,142	21,708	29,862	34,242
Gross profit	29,293	31,781	26,410	29,848	30,367
Operating expenses:
Research and development	24,644	25,296	20,664	20,757	22,906
Selling, general and administrative	14,453	15,434	13,883	14,944	15,266
Total operating expenses	39,097	40,730	34,547	35,701	38,172
Loss from operations	(9,804)	(8,949)	(8,137)	(5,853)	(7,805)
Other income (expense), net	(446)	(493)	(405)	(412)	1,380
Loss before income taxes	(10,250)	(9,442)	(8,542)	(6,265)	(6,425)
Provision (benefit) for income taxes	320	518	328	(571)	141
Net loss	$(10,570)	$(9,960)	$(8,870)	$(5,694)	$(6,566)
Net loss per share - basic and diluted	$(0.42)	$(0.44)	$(0.45)	$(0.31)	$(0.40)
Weighted average shares outstanding - basic and diluted	25,088	22,766	19,816	18,252	16,330

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data
Cash and cash equivalents	$26,591	$17,926	$20,805	$13,404	$15,092
Working capital	21,796	11,470	15,163	10,508	13,210
Total assets	43,842	34,144	36,744	29,541	36,377
Long-term liabilities, net of current portion	2,773	3,570	2,878	3,776	5,690
Total shareholders’ equity	26,376	15,684	18,942	14,668	17,800

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products can be used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth, reducing panel costs and optimizing the video display pipeline efficiency. Our primary target markets include digital projection systems, tablets, smartphones, and UltrabookTM devices.
We have an intellectual property portfolio of 135 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 100%, 94% and 83% of revenue in 2015, 2014 and 2013, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.

Results of Operations
Year ended December 31, 2015 compared with year ended December 31, 2014, and year ended December 31, 2014 compared with year ended December 31, 2013.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2015 v. 2014		2014 v. 2013
	2015	2014	2013	$ change	% change	$ change	% change
Revenue, net	$59,517	$60,923	$48,118	$(1,406)	(2)%	$12,805	27%
2015 v. 2014
Net revenue decreased $1.4 million, or 2%, from 2014 to 2015. Revenue related to integrated circuit ("IC") product sales was $59.5 million and $57.7 million for 2015 and 2014, respectively. Revenue related to licensing of intellectual property ("IP") was negligible for 2015 and was $3.2 million for 2014.
The $1.8 million increase in IC product sales from 2014 to 2015, was primarily attributable to increased unit sales into the digital projector and mobile device markets and decreased unit sales into the television and panel markets, which generally have a lower average selling price ("ASP") than digital projector market products. The decrease in sales into the television and panel markets was due to a transition to lower volume niche products.
The $3.2 million of licensing revenue recorded in 2014 was due to achieving milestones under licensing agreements entered into during 2012 and 2013.
2014 v. 2013
Net revenue increased $12.8 million, or 27%, from 2013 to 2014. Revenue related to IC product sales was $57.7 million and $40.0 million for 2014 and 2013, respectively. Revenue related to licensing of IP was $3.2 million and $8.1 million for 2014 and 2013, respectively.
The increase related to IC product sales was primarily attributable to a 30% increase in units sold and an 11% increase in ASP. The increase in units sold was primarily due to increased sales into the digital projector market, largely a result of an improving macro-economic environment and its effect on end market demand as well as sales of new products. The increase in ASP was primarily due to increased sales of new products into the digital projector market, as a percentage of our overall units sold. Our newer projector products have a higher ASP than many of our other digital projector products.
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

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2015	% of revenue	2014	% of revenue	2013	% of revenue
Direct product costs and related overhead [1]	$29,843	50%	$28,402	47%	$20,230	42%
Inventory charges [2]	199	0	267	0	24	0
Licensing costs [3]	—	0	146	0	921	2
Other cost of revenue [4]	182	0	327	1	533	1
Total cost of revenue	$30,224	51%	$29,142	48%	$21,708	45%
Gross profit	$29,293	49%	$31,781	52%	$26,410	55%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[3]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.

2015 v. 2014
Cost of revenue increased to 51% of revenue in 2015 from 48% of revenue in 2014. The increase in cost of revenue as a percentage of revenue was primarily due to a decrease in the recognition of higher margin licensing revenue during 2015 compared to 2014.
Our gross margin is subject to variability based on changes in revenue levels, recognition of licensing revenue, product mix, ASPs, startup costs, and the timing and execution of manufacturing ramps as well as other factors.

2014 v. 2013
Cost of revenue increased to 48% of revenue in 2014 from 45% of revenue in 2013. The increase in cost of revenue as a percentage of revenue was primarily due to a decrease in the recognition of higher margin licensing revenue during 2014 compared to 2013. This increase was partially offset by a decrease in cost of revenue as a percentage of revenue due to a decrease in licensing costs during 2014 compared to 2013. Excluding the impact of licensing revenue and licensing costs, cost of revenue as a percentage of revenue decreased 2% during 2014 compared to 2013, primarily due to relatively constant overhead costs compared to increased IC revenue over the same periods.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Co-development agreement
During 2012, we entered into a best efforts co-development agreement (the “Co-development Agreement”) with a customer to defray a portion of the research and development expenses that would be incurred in connection with our development of an IC product to be sold exclusively to the customer. Under the Co-development Agreement, we retain ownership of any modifications or improvements that are made to our pre-existing IP and may use such improvements in products sold to other customers.
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
Research and development expense was as follows (in thousands):

	Year ended December 31,			2015 v. 2014		2014 v. 2013
	2015	2014	2013	$ change	% change	$ change	% change
Research and development	$24,644	$25,296	$20,664	$(652)	(3)%	$4,632	22%
2015 v. 2014
Research and development expense decreased $0.7 million from 2014 to 2015. The decrease was primarily due to a $0.5 million decrease in stock-based compensation expense primarily due to the timing of awards granted and a $0.5 million decrease in depreciation and amortization expense due to the timing of development activities. These decreases were partially offset by a $0.2 million increase in facilities and information technology allocations. The decreases were also offset by a $0.1 million increase due to a benefit to research and development recognized in 2014 for a reduction in direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements; these costs were recorded in cost of revenue. There was no similar benefit to research and development in 2015.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2015 v. 2014		2014 v. 2013
	2015	2014	2013	$ change	% change	$ change	% change
Selling, general and administrative	$14,453	$15,434	$13,883	$(981)	(6)%	$1,551	11%
2015 v. 2014
Selling, general and administrative expense decreased $1.0 million from 2014 to 2015. The decrease was primarily due to a $0.8 million decrease in stock-based compensation expense primarily due to the timing of awards granted and a $0.2 million decrease in compensation expense primarily due to a decrease in headcount.
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
Interest expense and other, net
Interest expense and other, net, consisted of the following (in thousands):

	Year ended December 31,			$ change
	2015	2014	2013	2015 v. 2014	2014 v. 2013
Interest expense and other, net	$(446)	$(493)	$(405)	$47	$(88)

Interest expense and other, net consists of interest expense and interest income. The change over both periods is primarily due to the timing of software license contracts entered into with extended payment terms.
Provision for income taxes
The provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Provision for income taxes	$320	$518	$328
The income tax expense recorded for the year ended December 31, 2015 is comprised of $0.6 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.3 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations. The income tax expense recorded for the year ended December 31, 2014 is comprised of $0.8 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.3 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations. The income tax expense recorded for the year ended December 31, 2013 is comprised of $0.8 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.5 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.

As of December 31, 2015 and 2014, we continue to record a full valuation allowance against our U.S. net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2015, we have federal and state net operating loss carryforwards of approximately $214.4 million and $16.9 million, respectively, which will expire between 2016 and 2035. As of December 31, 2015, we have available federal and state research and experimentation tax credit carryforwards of approximately $8.5 million and $3.6 million, respectively, which begin expiring in 2019. We have a general foreign tax credit of $3.2 million which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $8.7 million from $17.9 million at December 31, 2014 to $26.6 million at December 31, 2015. The increase resulted primarily from $16.4 million in net proceeds from our underwritten registered public offering of our common stock (see "Equity offering"), $1.0 million in proceeds from the issuances of common stock under our employee equity incentive plans, partially offset by $4.9 million used for purchases of property and equipment, licensed technology and payments on other asset financings and $3.8 million used in operating activities primarily due to changes in working capital.

Total cash and cash equivalents decreased $2.9 million from $20.8 million at December 31, 2013 to $17.9 million at December 31, 2014. The decrease resulted primarily from $5.9 million used for purchases of property and equipment and payments on other asset financings partially offset by $1.3 million in proceeds from the issuances of common stock under our employee equity incentive plans and $1.7 million provided by operating activities primarily due to changes in working capital.
As of December 31, 2015, our cash and cash equivalents balance of $26.6 million consisted of $1.3 million in cash and $25.3 million in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of December 31, 2015, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of December 31, 2015, we had total cash and cash equivalents of $26.6 million, of which approximately $1.2 million was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of December 31, 2015, we could access all cash held by our foreign subsidiaries without incurring significant cash taxes.
Accounts receivable, net
Accounts receivable, net increased to $6.0 million at December 31, 2015 from $4.6 million at December 31, 2014. Average number of days sales outstanding increased to 40 days at December 31, 2015 from 28 days at December 31, 2014. The increase in accounts receivable and days sales outstanding was primarily due to the timing of shipments.
Inventories
Inventories increased to $3.3 million at December 31, 2015 from $2.9 million at December 31, 2014. Inventory turnover decreased to 7.8 at December 31, 2015 from 11.3 at December 31, 2014, primarily due to higher average inventory balances and decreased cost of goods sold during the fourth quarter of 2015 compared to the fourth quarter of 2014. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.

Capital resources
Equity offering
On August 12, 2015, we completed the sale of 3,737,500 shares of common stock, in an underwritten registered offering at a price to the public of $4.75 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses payable by us, were approximately $16.4 million.
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement (the "Revolving Loan Agreement") with Silicon Valley Bank (the "Bank"). On December 14, 2012, we and the Bank entered into Amendment No. 1 (the "Amendment No. 1") to the Revolving Loan Agreement. The Revolving Loan Agreement, as amended, provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. On December 4, 2013, we and the Bank entered into Amendment No. 2 (the "Amendment No. 2") to the Revolving Loan Agreement which changes the maturity date of the revolving line of credit provided pursuant to the Revolving Loan Agreement to January 1, 2016. The maturity date was previously December 14, 2014, as provided by Amendment No. 1 to the Revolving Loan Agreement. On December 18, 2015, we and the Bank entered into Amendment No. 3 to the Revolving Loan Agreement which changes the maturity date of the revolving line of credit provided pursuant to the Revolving Loan Agreement to December 30, 2016. In addition, the Revolving Loan Agreement, as amended, provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2015, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of December 31, 2015 and as of December 31, 2014, both advances were repaid within required terms.
Liquidity
As of December 31, 2015, we had no long-term debt, our short-term debt of $3.0 million was repaid within required terms and excluding our non-formula advance on our short-term line of credit, our cash and cash equivalents balance was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2015, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.
Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options and market price for restricted stock units. The use of the Black-Scholes option pricing model, requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the compensation cost recognized. Additionally, any modification of an award that increases its fair value will require us to recognize additional expense.
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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2015 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,515	$1,735	$1,780	$—	$—
Payments on accrued balances related to asset financings	1,911	1,348	563	—	—
Estimated purchase commitments to contract manufacturers	4,421	4,421	—	—	—
Total [1]	$9,847	$7,504	$2,343	$—	$—

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
Interest Rate Risk
As of December 31, 2015, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 9, 2016

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$26,591	$17,926
Accounts receivable, net	5,988	4,648
Inventories	3,266	2,898
Prepaid expenses and other current assets	644	888
Total current assets	36,489	26,360
Property and equipment, net	6,543	6,402
Other assets, net	810	1,382
Total assets	$43,842	$34,144
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,944	$3,154
Accrued liabilities and current portion of long-term liabilities	8,528	8,539
Current portion of income taxes payable	221	197
Short-term line of credit	3,000	3,000
Total current liabilities	14,693	14,890
Long-term liabilities, net of current portion	831	1,476
Income taxes payable, net of current portion	1,942	2,094
Total liabilities	17,466	18,460
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 27,764,208 and 23,220,534 shares issued and outstanding as of December 31, 2015 and 2014, respectively	390,520	369,253
Accumulated other comprehensive income	6	11
Accumulated deficit	(364,150)	(353,580)
Total shareholders' equity	26,376	15,684
Total liabilities and shareholders' equity	$43,842	$34,144
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue, net	$59,517	$60,923	$48,118
Cost of revenue (1)	30,224	29,142	21,708
Gross profit	29,293	31,781	26,410
Operating expenses:
Research and development (2)	24,644	25,296	20,664
Selling, general and administrative (3)	14,453	15,434	13,883
Total operating expenses	39,097	40,730	34,547
Loss from operations	(9,804)	(8,949)	(8,137)
Interest expense and other, net	(446)	(493)	(405)
Loss before income taxes	(10,250)	(9,442)	(8,542)
Provision for income taxes	320	518	328
Net loss	$(10,570)	$(9,960)	$(8,870)
Net loss per share - basic and diluted	$(0.42)	$(0.44)	$(0.45)
Weighted average shares outstanding - basic and diluted	25,088	22,766	19,816

(1) Includes:
Stock-based compensation	$196	$262	$164
Additional amortization of non-cancelable prepaid royalty	(14)	65	369
(2) Includes stock-based compensation	1,927	2,441	1,204
(3) Includes stock-based compensation	1,798	2,599	1,640
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(10,570)	$(9,960)	$(8,870)
Other comprehensive income (loss):
Foreign pension adjustment	(6)	112	37
Tax effect of pension adjustment	1	(19)	(6)
Total comprehensive loss	$(10,575)	$(9,867)	$(8,839)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(10,570)	$(9,960)	$(8,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,263	4,514	4,409
Stock-based compensation	3,921	5,302	3,008
Reversal of uncertain tax positions	(323)	(270)	(452)
Deferred income tax expense	23	89	154
Gain on asset disposal	—	—	(12)
Other	53	72	61
Changes in operating assets and liabilities:
Accounts receivable, net	(1,340)	113	(989)
Inventories	(368)	(1,235)	1,039
Prepaid expenses and other current and long-term assets, net	163	2,253	(637)
Accounts payable	(210)	1,827	(937)
Accrued current and long-term liabilities	346	(1,446)	1,837
Income taxes payable	195	429	207
Net cash provided by (used in) operating activities	(3,847)	1,688	(1,182)
Cash flows from investing activities:
Purchases of property and equipment	(3,012)	(2,861)	(1,694)
Purchases of licensed technology	(55)	—	(598)
Proceeds from sales of property and equipment	—	—	13
Net cash used in investing activities	(3,067)	(2,861)	(2,279)
Cash flows from financing activities:
Net proceeds from equity offering	16,356	—	9,625
Payments on asset financings	(1,767)	(3,013)	(2,243)
Proceeds from issuances of common stock	990	1,307	480
Proceeds from line of credit	—	—	3,000
Net cash provided by (used in) financing activities	15,579	(1,706)	10,862
Net increase (decrease) in cash and cash equivalents	8,665	(2,879)	7,401
Cash and cash equivalents, beginning of period	17,926	20,805	13,404
Cash and cash equivalents, end of period	$26,591	$17,926	$20,805

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$366	$213	$382
Cash paid during the year for interest	104	193	149
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$765	$3,381	$1,266
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2012	18,400,783	349,531	(113)	(334,750)	14,668
Stock issued under employee equity incentive plans	581,649	480	—	—	480
Equity offering	3,024,500	9,625	—	—	9,625
Stock-based compensation expense	—	3,008	—	—	3,008
Net loss	—	—	—	(8,870)	(8,870)
Foreign pension adjustment, net of tax of $6	—	—	31	—	31
Balance as of December 31, 2013	22,006,932	362,644	(82)	(343,620)	18,942
Stock issued under employee equity incentive plans	1,213,602	1,307	—	—	1,307
Stock-based compensation expense	—	5,302	—	—	5,302
Net loss	—	—	—	(9,960)	(9,960)
Foreign pension adjustment, net of tax of $19	—	—	93	—	93
Balance as of December 31, 2014	23,220,534	369,253	11	(353,580)	15,684
Stock issued under employee equity incentive plans	806,174	990	—	—	990
Equity offering	3,737,500	16,356	—	—	16,356
Stock-based compensation expense	—	3,921	—	—	3,921
Net loss	—	—	—	(10,570)	(10,570)
Foreign pension adjustment, net of tax of $(1)	—	—	(5)	—	(5)
Balance as of December 31, 2015	27,764,208	$390,520	$6	$(364,150)	$26,376
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION
Nature of Business
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products can be used in a range of devices from large flat panel displays to small low power mobile applications.  Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth, reducing panel costs and optimizing the video display pipeline efficiency. Our primary target markets include digital projection systems, tablets, smartphones, and UltrabookTM devices.
We have an intellectual property portfolio of 135 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction losses were $125, $159 and $123 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which consist of U.S. denominated money market funds totaled $25,343 and $17,480 as of December 31, 2015 and 2014, respectively.
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
The fair value of our stock option grants and purchase rights under our employee stock purchase plan are estimated as of the grant date using the Black-Scholes option pricing model which is affected by our estimates of the risk free interest rate, our expected dividend yield, expected term and the expected share price volatility of our common shares over the expected term. The fair values of our restricted stock awards are based on the market value of our stock on the date of grant, adjusted for the effect of estimated forfeitures.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of the following:

	December 31,
	2015	2014
Actuarial income on foreign pension obligation	$28	$38
Accumulated transition foreign pension obligation	(22)	(27)
Accumulated other comprehensive income	$6	$11
Fair Value of Financial Instruments
See "Note 4: Fair Value Measurements" for information regarding accounting policies related to the fair value of our financial instruments.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is evaluating effects of the adoption of this update on its financial position, results of operations and cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our consolidated balance sheets were not retrospectively adjusted.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective prospectively and is effective for the Company on January 1, 2017, with early adoption permitted. We do not expect the adoption of this accounting standard update to impact our financial position, results of operations, or cash flows.
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

NOTE 3.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2015	2014
Accounts receivable, gross	$6,048	$4,949
Allowance for doubtful accounts	(60)	(301)
Accounts receivable, net	$5,988	$4,648
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$301	$315	$352
Additions charged	9	2	10
Accounts written-off, net of recoveries	(250)	(16)	(47)
Balance at end of year	$60	$301	$315
Inventories
Inventories consist of the following:

	December 31,
	2015	2014
Finished goods	$2,174	$1,697
Work-in-process	1,092	1,201
Inventories	$3,266	$2,898
We recorded inventory write-downs of $199, $267 and $24 for the years ended December 31, 2015, 2014 and 2013, respectively. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure, net of sales of previously reserved inventory of $8, $56 and $66 for the years ended December 31, 2015, 2014 and 2013, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables. We prospectively adopted ASU 2015-17 during the fourth quarter of 2015, therefore, deferred tax assets are included in the December 31, 2014 balance but are not included in the December 31, 2015 balance.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2015	2014
Software	$8,226	$11,883
Equipment, furniture and fixtures	9,847	9,171
Tooling	5,810	4,282
Leasehold improvements	2,337	2,237
	26,220	27,573
Accumulated depreciation and amortization	(19,677)	(21,171)
Property and equipment, net	$6,543	$6,402

Software amortization was $2,127, $2,282 and $2,426 for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,483, $1,293 and $1,590 for the years ended December 31, 2015, 2014 and 2013, respectively.
Other Assets, Net
Other assets consist primarily of licensed technology, deposits and deferred tax assets. Amortization of licensed technology was $653, $939 and $393 for the years ended December 31, 2015, 2014 and 2013, respectively.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2015	2014
Accrued payroll and related liabilities	$2,419	$2,385
Accrued commissions and royalties	2,220	2,055
Accrued interest payable	1,754	1,383
Current portion of accrued liabilities for asset financings	1,241	1,744
Reserve for warranty returns	49	105
Other	845	867
Accrued liabilities and current portion of long-term liabilities	$8,528	$8,539
The following is a summary of the change in our reserve for warranty returns:

	Year Ended December 31,
	2015	2014	2013
Reserve for warranty returns:
Balance at beginning of year	$105	$329	$457
Provision (benefit)	(24)	(195)	84
Charge-offs	(32)	(29)	(212)
Balance at end of year	$49	$105	$329

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement (the "Revolving Loan Agreement") with Silicon Valley Bank (the "Bank"). On December 14, 2012, we and the Bank entered into Amendment No. 1 (the "Amendment No. 1") to the Revolving Loan Agreement. The Revolving Loan Agreement, as amended, provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. On December 4, 2013, we and the Bank entered into Amendment No. 2 (the "Amendment No. 2") to the Revolving Loan Agreement which changes the maturity date of the revolving line of credit provided pursuant to the Revolving Loan Agreement to January 1, 2016. The maturity date was previously December 14, 2014, as provided by Amendment No. 1 to the Revolving Loan Agreement. On December 18, 2015, we and the Bank entered into Amendment No. 3 to the Revolving Loan Agreement which changes the maturity date of the revolving line of credit provided pursuant to the Revolving Loan Agreement to December 30, 2016. The maturity date was previously January 1, 2016, as provided by Amendment No. 2 to the Revolving Loan Agreement. In addition, the Revolving Loan Agreement, as amended, provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender's prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on December 30, 2016, which is the scheduled maturity date for the Revolving Line.
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
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of December 31, 2015 and as of December 31, 2014, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2015 and December 31, 2014 was 3.75% and 3.50%, respectively.

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
The following table presents information about our assets measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
As of December 31, 2015:
Money market funds	$25,343	$—	$—	$25,343
As of December 31, 2014:
Money market funds	$17,480	$—	$—	$17,480
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

NOTE 5.    INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$(11,675)	$(10,858)	$(9,705)
Foreign	1,425	1,416	1,163
Domestic and foreign pre-tax loss	$(10,250)	$(9,442)	$(8,542)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$55	$55	$55
State	2	—	(17)
Foreign	240	374	136
Total current	297	429	174
Deferred:
Foreign	23	89	154
Total deferred	23	89	154
Income tax expense	$320	$518	$328

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	34%	34%	34%
Expiration of tax attributes	(18)	(4)	(38)
Change in valuation allowance	(17)	(39)	8
Stock-based compensation	(7)	(2)	(6)
State income taxes, net of federal tax benefit	3	3	2
Impact of foreign earnings	1	1	2
Tax contingencies, net of reversals	—	1	(5)
Other	1	1	(1)
Effective income tax rate	(3)%	(5)%	(4)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$73,903	$70,237
Research and experimentation credit carryforwards	11,688	11,026
Foreign tax credit carryforwards	3,884	4,049
Deferred stock-based compensation	2,623	2,794
Depreciation and amortization	1,800	2,046
Reserves and accrued expenses	606	740
Capital loss carryforwards	358	2,212
Other	490	529
Total gross deferred tax assets	95,352	93,633
Deferred tax liabilities:
Foreign earnings	(376)	(350)
Other	(317)	(335)
Total gross deferred tax liabilities	(693)	(685)
Less valuation allowance	(94,524)	(92,792)
Net deferred tax assets	$135	$156
With the adoption of ASU 2015-17 in the fourth quarter of 2015, we were required to classify all deferred tax assets and liabilities, and any related valuation allowance, as non-current on the balance sheet. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of 2015 and prior periods in the consolidated balance sheets were not retrospectively adjusted. Therefore, the current portion of the net deferred tax asset balance was $0 and $133 as of December 31, 2015 and 2014, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets. The non-current portion of the net deferred tax asset balance was $135 and $27 as of December 31, 2015 and 2014, respectively, and is included in other assets, net in the consolidated balance sheets. Long-term deferred tax liabilities were $0 and $4 as of December 31, 2015 and 2014, respectively, and are included in long-term liabilities, net of current portion in the consolidated balance sheets.
We continue to record a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2015 and 2014 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance increased $1,732, increased $3,656 and decreased $705 for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015, we had federal and state net operating loss carryforwards of $214,415 and $16,932 respectively, which will expire between 2016 and 2035. As of December 31, 2015, we had available federal and state research and experimentation tax credit carryforwards of $8,523 and $3,639, respectively, which will begin expiring in 2019. We have a general foreign tax credit of $3,209 which will begin expiring in 2016. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.
We had undistributed earnings of foreign subsidiaries of $2,577 as of December 31, 2015, for which we have recorded a deferred tax liability.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15% through 2018.

On December 18, 2015, the Protecting Americans From Tax Hikes Act of 2015 was enacted, which permanently extended the research and development tax credit retroactively, beginning on January 1, 2015. The estimated research credit for 2015 has been included in our annual effective tax rate.

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
Uncertain Tax Positions
We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2015 the amount of our uncertain tax positions was a liability of $1,519 and a reduction to deferred tax assets of $473. As of December 31, 2014, the amount of our uncertain tax positions was a liability of $1,712 and a reduction to deferred tax assets of $160.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2015	2014
Uncertain tax positions:
Balance at beginning of year	$1,646	$1,592
Accrual for positions taken in a prior year	135	(21)
Accrual for positions taken in current year	299	249
Reversals due to lapse of statute of limitations	(217)	(174)
Balance at end of year	$1,863	$1,646
Interest and penalties:
Balance at beginning of year	$226	$305
Accrual for positions taken in prior year	9	17
Reversals due to lapse of statute of limitations	(106)	(96)
Balance at end of year	$129	$226
During the years ended December 31, 2015, 2014 and 2013, we recognized $9, $17 and $27, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $170 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions.

We are no longer subject to U.S. federal, state, and foreign examinations for years before 2012, 2011 and 2008, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2015. During 2014, we were under examination in Japan for the tax years 2011 through 2013. The tax examination was finalized during 2015 and did not result in a material impact on the Company's financial position, results of operations or cash flows.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $826, $977 and $1,094 for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made no contributions to the 401(k) plan during the years ended December 31, 2015, 2014 or 2013.
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
As of December 31, 2015, future minimum payments under non-cancelable software licenses and operating lease agreements are as follows:

Year Ending December 31,	Software licenses	Operating leases	Total
2016	$1,348	$1,735	$3,083
2017	563	1,203	1,766
2018	—	577	577
	1,911	$3,515	$5,426
Less: Interest component	(155)
Present value of minimum software license payments	1,756
Less: Current portion	(1,241)
Long-term portion of obligations	$515
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1,735, $1,740 and $1,822, respectively.

Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2015, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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

NOTE 7.    EARNINGS PER SHARE
Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding. Diluted weighted average shares outstanding include the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(10,570)	$(9,960)	$(8,870)
Weighted average shares outstanding - basic and diluted	25,088	22,766	19,816
Net loss per share - basic and diluted	$(0.42)	$(0.44)	$(0.45)
The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Employee equity incentive plans	4,248	4,346	4,338
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan.

NOTE 8.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2015 and 2014.
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
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). Our shareholders approved increases to the total authorized shares of 2,000,000 1,000,000, 1,000,000, 1,000,000, 1,000,000, 1,150,000, and 1,000,000 on May 13, 2015, May 15, 2014, May 9, 2013, May 15, 2012, May 18, 2010, May 19, 2009, and May 20, 2008, respectively, increasing the total authorized shares available for issuance as equity awards to 9,483,333 shares. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, "Old Stock Incentive Plans"). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans, although awards previously granted under the Old Stock Incentive Plans remain outstanding according to their original terms. As of December 31, 2015, 1,556,278 shares were available for grant under the 2006 Plan.
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
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2014:	3,335,574	$3.34
Granted	21,000	5.12
Exercised	(220,236)	2.91
Canceled and forfeited	(4,375)	5.81
Expired	(74,843)	19.82
Options outstanding as of December 31, 2015:	3,057,120	$2.98

The following table summarizes information about options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2015	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2015	Weighted average exercise price
$0.60 - $2.01	684,042	2.71	$0.87	684,042	$0.87
2.08 - 2.36	717,023	2.09	2.33	709,587	2.33
2.37 - 3.15	718,811	1.48	3.08	668,581	3.07
3.21 - 4.44	620,797	1.14	3.51	610,215	3.50
4.52 - 15.51	316,447	1.58	7.71	271,575	8.07
$0.60 - $15.51	3,057,120	1.84	$2.98	2,944,000	$2.93

During the years ended December 31, 2015, 2014 and 2013 the total intrinsic value of options exercised was $440, $979 and $112, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2015, options outstanding had a total intrinsic value of $1,068.
Options outstanding that have vested and are expected to vest as of December 31, 2015 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	2,944,000	$2.93	1.77	$1,067
Expected to vest	105,188	4.03	3.51	1
Total	3,049,188	$2.97	1.83	$1,068
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2015, 2014 and 2013 we granted 530,735, 737,797, and 1,030,673 shares, respectively, of restricted stock with a weighted average grant date fair value of $4.31, $6.94, and $3.95 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2014:	927,496	$6.40
Granted	530,735	4.31
Vested	(511,977)	5.66
Canceled	(27,578)	5.89
Unvested at December 31, 2015:	918,676	$5.62
Expected to vest after December 31, 2015 (1)	679,473	$5.65
 ________________
(1) As discussed in "Note 11: Subsequent Events", on February 1, 2016, Bruce Walicek resigned from his position as Chief Executive Officer. As a result, we have adjusted the number of shares expected to vest after December 31, 2015 to reflect any restricted stock units that were forfeited by Mr. Walicek in connection with his resignation.
Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2015, 2014 and 2013, we issued 92,899, 101,201 and 101,068 shares, respectively for proceeds of $352, $274 and $198, respectively, under the ESPP.

Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Stock Option Plans:
Risk free interest rate	1.52%	1.64%	1.08%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.00	5.00	4.93
Volatility	68%	73%	82%
Employee Stock Purchase Plan:
Risk free interest rate	0.28%	0.22%	0.19%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.10	1.02	1.03
Volatility	89%	82%	62%

The weighted average fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $2.93, $3.50 and $1.96, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2015, unrecognized stock-based compensation expense is $2,418, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.54 years.

NOTE 9.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2015	2014	2013
Japan	$50,436	$36,062	$19,824
Taiwan	5,909	8,266	7,337
Korea	942	3,256	3,241
China	765	5,761	6,329
Europe	611	2,609	1,515
U.S.	167	3,656	8,407
Other	687	1,313	1,465
	$59,517	$60,923	$48,118

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2015	2014	2013
Distributors:
All distributors	48%	63%	65%
Distributor A	31%	29%	31%
Distributor B	1%	9%	10%
End Customers:(1)
Top five end customers	83%	60%	57%
End customer A	47%	22%	3%
End customer B	13%	13%	12%
End customer C	8%	10%	12%
End customer D	—%	4%	17%
 ________________
(1) End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2015	2014
Account X	49%	37%
Account Y	34%	15%
Account Z	1%	16%

NOTE 10.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2015
Revenue, net	$14,392	$15,078	$16,570	$13,477
Gross profit	6,967	7,234	8,278	6,814
Loss from operations	(3,238)	(2,455)	(1,201)	(2,910)
Loss before income taxes	(3,345)	(2,560)	(1,306)	(3,039)
Net loss	(3,364)	(2,796)	(1,243)	(3,167)
Net loss per share - basic and diluted	(0.14)	(0.12)	(0.05)	(0.11)
2014
Revenue, net	$13,541	$15,166	$17,111	$15,105
Gross profit	7,995	7,661	8,566	7,559
Loss from operations	(2,439)	(1,935)	(1,968)	(2,607)
Loss before income taxes	(2,561)	(2,065)	(2,091)	(2,725)
Net loss	(2,507)	(2,382)	(2,300)	(2,771)
Net loss per share - basic and diluted	(0.11)	(0.11)	(0.10)	(0.12)

NOTE 11. SUBSEQUENT EVENTS

Effective February 1, 2016, Bruce Walicek resigned from his positions as Chief Executive Officer and a member of the Board of Directors of Pixelworks, Inc. Effective February 1, 2016, Stephen Domenik, a director of Pixelworks, Inc., was appointed as Interim Chief Executive Officer of Pixelworks, Inc.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2015, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited Pixelworks, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 9, 2016

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions “Election of Directors - Director Nominees for Election to New Three-Year Terms” and “Election of Directors - Continuing Directors Not Being Considered for Election at this Annual Meeting” and “Information about our Executive Officers” in our Proxy Statement for our 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement") to be filed within 120 days after December 31, 2015 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information is incorporated by reference from the Section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

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
Information required by Item 11 with respect to executive compensation will be included under the captions “Compensation Committee Report”, “Executive Compensation”, “Executive Compensation - Compensation Discussion and Analysis” and “Information About Our Board of Directors - Director Compensation” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Information about our Equity Compensation Plans" in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions “Certain Relationships and Related Transactions” and “Information About Our Board of Directors” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption “Information About Our Independent Registered Public Accounting Firm” in our 2016 Proxy Statement and is incorporated herein by reference.

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

3.1
Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended by First and Second Amendments thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

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

10.5
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009). +

10.6
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Option Grants (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed March 8, 2012). +

10.7
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Director Stock Unit Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.8
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Unit Award. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).+

10.9	Summary of Pixelworks Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 4, 2015). +

10.10
2012 Executive Employment Agreement dated and effective November 2, 2012, by and between Bruce Walicek and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2012).+

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

10.15	Employment Agreement with Stephen Domenik dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.16	Offer Letter with Todd DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.17	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

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

10.22
First Amendment  to Office Lease Agreement, dated April 16, 2013, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.23
First Amendment to Lease, dated July 1, 2013, by and between Durham Plaza, LLC and Pixelworks, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.24
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.25
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.26
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

10.27
Amendment No. 3 dated December 18, 2015 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2015).

10.28	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

10.29	Advisory Agreement between Pixelworks, Inc. and David J. Tupman dated July 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed March 5, 2014).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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

PIXELWORKS, INC.

Dated:	March 9, 2016	By:	/s/ Stephen L. Domenik
Stephen L. Domenik
Interim Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Domenik	Interim Chief Executive Officer and Director
Stephen L. Domenik	(Principal Executive Officer)	March 9, 2016

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
Steven L. Moore		March 9, 2016

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 9, 2016

/s/ Mark A. Christensen	Director
Mark A. Christensen		March 9, 2016

/s/ Barry L. Cox	Director
Barry L. Cox		March 9, 2016

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 9, 2016

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 9, 2016

/s/ David J. Tupman	Director
David J. Tupman		March 9, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1
Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., As Amended by First and Second Amendments thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).

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

10.5
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009). +

10.6
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Option Grants (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed March 8, 2012). +

10.7
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Director Stock Unit Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010). +

10.8
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Unit Award. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).+

10.9	Summary of Pixelworks Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 4, 2015). +

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

10.15	Employment Agreement with Stephen Domenik dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.16	Offer Letter with Todd DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.17	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

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

10.22
First Amendment  to Office Lease Agreement, dated April 16, 2013, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.23
First Amendment to Lease, dated July 1, 2013, by and between Durham Plaza, LLC and Pixelworks, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.24
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.25
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.26
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

10.27
Amendment No. 3 dated December 18, 2015 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2015).

10.28	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

10.29	Advisory Agreement between Pixelworks, Inc. and David J. Tupman dated July 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed March 5, 2014).

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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