Form 10-Q
period 2016-03-31
PIXELWORKS, INC
filed 2016-05-06
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of April 29, 2016: 28,124,813.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$22,935	$26,591
Accounts receivable, net	5,694	5,988
Inventories	2,197	3,266
Prepaid expenses and other current assets	681	644
Total current assets	31,507	36,489
Property and equipment, net	4,320	6,543
Other assets, net	756	810
Total assets	$36,583	$43,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,179	$2,944
Accrued liabilities and current portion of long-term liabilities	11,471	8,528
Current portion of income taxes payable	164	221
Short-term line of credit	3,000	3,000
Total current liabilities	15,814	14,693
Long-term liabilities, net of current portion	629	831
Income taxes payable, net of current portion	1,860	1,942
Total liabilities	18,303	17,466
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	391,066	390,520
Accumulated other comprehensive income	6	6
Accumulated deficit	(372,792)	(364,150)
Total shareholders’ equity	18,280	26,376
Total liabilities and shareholders’ equity	$36,583	$43,842
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue, net	$11,167	$14,392
Cost of revenue (1)	7,575	7,425
Gross profit	3,592	6,967
Operating expenses:
Research and development (2)	5,675	6,318
Selling, general and administrative (3)	3,865	3,887
Restructuring	2,538	—
Total operating expenses	12,078	10,205
Loss from operations	(8,486)	(3,238)
Interest expense and other, net	(99)	(107)
Loss before income taxes	(8,585)	(3,345)
Provision for income taxes	57	19
Net loss	$(8,642)	$(3,364)
Net loss per share - basic and diluted	$(0.31)	$(0.14)
Weighted average shares outstanding - basic and diluted	27,936	23,328

(1) Includes:
Restructuring	$1,723	$—
Stock-based compensation	44	53
(2) Includes stock-based compensation	429	489
(3) Includes stock-based compensation	(107)	536
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,642)	$(3,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of certain assets to restructuring	1,744	—
Depreciation and amortization	990	1,098
Stock-based compensation	366	1,078
Reversal of uncertain tax positions	(170)	(209)
Other	33	26
Changes in operating assets and liabilities:
Accounts receivable, net	294	(113)
Inventories	785	(397)
Prepaid expenses and other current and long-term assets, net	(35)	33
Accounts payable	(1,778)	(891)
Accrued current and long-term liabilities	2,905	753
Income taxes payable	31	52
Net cash used in operating activities	(3,477)	(1,934)
Cash flows from investing activities:
Purchases of property and equipment	(148)	(71)
Purchases of licensed technology	—	(55)
Net cash used in investing activities	(148)	(126)
Cash flows from financing activities:
Payments on asset financings	(174)	(525)
Proceeds from issuance of common stock under employee equity incentive plans	143	250
Net cash used in financing activities	(31)	(275)
Net decrease in cash and cash equivalents	(3,656)	(2,335)
Cash and cash equivalents, beginning of period	26,591	17,926
Cash and cash equivalents, end of period	$22,935	$15,591

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$159	$150
Cash paid during the period for interest	17	12
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$—	$58
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products are used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth, reducing panel costs and optimizing the video display pipeline efficiency. Our primary target markets include digital projection systems, tablets and smartphones.
As of March 31, 2016, we had an intellectual property portfolio of 138 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2016 and 2015 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2016, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2016.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three month periods ended March 31, 2016 and 2015, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is evaluating effects of the adoption of this update on its financial position, results of operations and cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is evaluating effects of the adoption of this update on its financial position, results of operations and cash flows.
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
Accounts receivable consists of the following:

	March 31, 2016	December 31, 2015
Accounts receivable, gross	$5,753	$6,048
Less: allowance for doubtful accounts	(59)	(60)
Accounts receivable, net	$5,694	$5,988

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$60	$301
Reductions credited	(1)	(3)
Balance at end of period	$59	$298

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2016	December 31, 2015
Finished goods	$1,220	$2,174
Work-in-process	977	1,092
Inventories	$2,197	$3,266

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Gross carrying amount	$24,842	$26,220
Less: accumulated depreciation and amortization	(20,522)	(19,677)
Property and equipment, net	$4,320	$6,543

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2016	December 31, 2015
Accrued costs related to restructuring	$2,517	$—
Accrued payroll and related liabilities	2,460	2,419
Accrued commissions and royalties	2,278	2,220
Accrued interest payable	1,861	1,754
Current portion of accrued liabilities for asset financings	1,235	1,241
Liability for warranty returns	33	49
Other	1,087	845
Accrued liabilities and current portion of long-term liabilities	$11,471	$8,528

The following is the change in our liability for warranty returns:

	Three Months Ended
	March 31,
	2016	2015
Liability for warranty returns:
Balance at beginning of period	$49	$105
Benefit	(2)	(1)
Charge-offs	(14)	(5)
Balance at end of period	$33	$99

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2016, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3,000 as of March 31, 2016 and as of December 31, 2015, both advances were repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2016 and as of December 31, 2015 was 3.75%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016:
Money market funds	$21,039	$—	$—	$21,039

As of December 31, 2015:
Money market funds	$25,343	$—	$—	$25,343
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

NOTE 4: RESTRUCTURING
In April 2016, we executed a restructuring plan to streamline the Company’s operations and product offerings and to align the Company’s expenses with current revenue levels. The plan includes an approximately 24% reduction in workforce, primarily in the areas of development, operations, sales and marketing. The plan also includes abandonment of certain assets resulting in impairment charges to write off the assets associated with markets we are no longer pursuing. As we continue to implement the restructuring plan, we expect to incur additional restructuring charges of $160 over the remainder of 2016.

Total restructuring expense included in our statement of operations for the three month period ended March 31, 2016 is comprised of the following:

Cost of revenue — restructuring:
Tooling and inventory write offs	$1,679
Employee severance and benefits	44
1,723

Operating expenses — restructuring:
Employee severance and benefits	$2,459
Licensed technology and other assets write offs	65
Other	14
2,538
Total restructuring expense	$4,261

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2016:

	Balance as of December 31, 2015	Expensed	Payments	Balance as of March 31, 2016
Employee severance and benefits	$—	$2,503	$—	$2,503
Other	—	14	—	14
Accrued costs related to restructuring	$—	$2,517	$—	$2,517

NOTE 5: INCOME TAXES
The provision for income taxes during the 2016 and 2015 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $170 and $209 during the first three months of 2016 and 2015, respectively.
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
As of March 31, 2016 and December 31, 2015, the amount of our uncertain tax positions was a liability of $1,387 and $1,519, respectively, and a reduction to deferred tax assets of $629 and $473, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $176 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(8,642)	$(3,364)
Weighted average shares outstanding - basic and diluted [1]	27,936	23,328
Net loss per share - basic and diluted	$(0.31)	$(0.14)

[1]
The increase in shares from the first quarter of 2015 to the first quarter of 2016 is primarily due to the sale of 3,738 shares of common stock in an underwritten registered offering during August 2015.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Employee equity incentive plans	4,367	4,209
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2016	2015
Japan	$9,446	$11,815
Taiwan	1,034	1,479
China	181	280
Korea	174	321
Europe	159	183
United States	45	33
Other	128	281
	$11,167	$14,392

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2016	2015
Distributors:
All distributors	37%	46%
Distributor A	20%	29%
End customers: [1]
Top five end customers	84%	80%
End customer A	59%	48%
End customer B	7%	13%
End customer C	3%	10%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2016	December 31, 2015
Account X	73%	49%
Account Y	12%	34%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2016, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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

NOTE 11. SUBSEQUENT EVENTS

Effective April 27, 2016, Stephen Domenik resigned as Interim Chief Executive Officer of Pixelworks, Inc. and Todd DeBonis, the Company's Chief Operating Officer, was appointed as President and Chief Executive Officer of Pixelworks. On the date of his appointment, Mr. DeBonis was awarded 150,000 restricted stock units which shall vest as to 33% on May 15, 2017, 33% on May 15, 2018 and 34% on May 15, 2019.

Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition opportunities; our gross profit margin, our restructuring program, including estimates, timing and impact thereof; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets; accounting policies and use of estimates and potential impact of changes thereto; our revenue, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

Overview
Pixelworks designs, develops and markets video and pixel processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-end digital video applications. Our products allow manufacturers and developers of digital display and projection devices to manufacture screens of all sizes that display the highest video quality with minimum power consumption. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The continued advancement of display technology and rapid growth of video consumption on digital delivery systems and mobile applications has increased the demand for video display processing technology in recent years. Our products can be used in a range of devices from large flat panel displays to small low power mobile applications. Our products are designed to reduce overall system power requirements and reduce costs for our customers by minimizing bandwidth, reducing panel costs and optimizing the video display pipeline efficiency. Our primary target markets include digital projection systems, tablets and smartphones.
As of March 31, 2016, we had an intellectual property portfolio of 138 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2016 v. 2015
	2016	2015	$ Change	% Change
Revenue, net	$11,167	$14,392	$(3,225)	(22)%

Net revenue decreased $3.2 million, or 22%, in the first quarter of 2016 compared to the first quarter of 2015. Revenue related to integrated circuit ("IC") product sales was $11.2 million in the first quarter of 2016, compared to $14.4 million in the first quarter of 2015. We did not record revenue related to licensing agreements in the first quarter of 2016. Revenue related to licensing agreements in the first quarter of 2015 was negligible.
The decrease in revenue related to IC product sales in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a 20% decrease in units sold. The decrease in units sold is primarily due to decreased sales into the television and panel markets due to a transition to lower volume niche products. The decrease is also due to customers' efforts to adjust inventory levels within the digital projector market.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	% of revenue	2015	% of revenue
Direct product costs and related overhead [1]	$5,786	52%	$7,302	51%
Restructuring	1,723	15	—	0
Stock-based compensation	44	0	53	0
Inventory charges [2]	22	0	70	0
Total cost of revenue	$7,575	68%	$7,425	52%
Gross profit	$3,592	32%	$6,967	48%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market.
Gross profit margin was 32% of total revenue in the first quarter of 2016 compared to 48% of total revenue in the first quarter of 2015. The decrease in gross profit margin was primarily due to restructuring charges recorded in the first quarter of 2016 for the abandonment of certain assets associated with markets we are no longer pursuing. These assets consisted primarily of tooling, inventory and licensed technology.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, recognition of licensing revenue and licensing costs, product mix, average selling prices, startup costs, restructuring charges and the timing and execution of manufacturing ramps as well as other factors.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three month periods ended March 31, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2016 v. 2015
	2016	2015	$ Change	% Change
Research and development	$5,675	$6,318	$(643)	(10)%
Research and development expense decreased $0.6 million, or 10%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to a decrease in non-recurring engineering expense and depreciation and amortization expense due to the timing of development activities.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three month periods ended March 31, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2016 v. 2015
	2016	2015	$ Change	% Change
Selling, general and administrative	$3,865	$3,887	$(22)	(1)%
Selling, general and administrative expense was largely unchanged from the first quarter of 2016 compared to the first quarter of 2015. The first quarter of 2016 included offsetting expenses primarily for severance and a reversal of stock-based compensation expense. Both the severance expense and the stock-based compensation expense reversal were associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek.

Restructuring
In April 2016, we executed a restructuring plan to streamline the Company’s operations and product offerings and to align the Company’s expenses with current revenue levels. The plan includes an approximately 24% reduction in workforce, primarily in the areas of development, operations, sales and marketing. The plan also includes abandonment of certain assets resulting in impairment charges to write off the assets associated with markets we are no longer pursuing.
Restructuring expense was comprised of the following amounts (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Employee severance and benefits	$2,503	$—
Write off of assets	1,744	—
Other	14	—
Total restructuring expenses	$4,261	$—

Included in cost of revenue	$1,723	$—
Included in operating expenses	2,538	—
During the first quarter of 2016, we incurred expenses of $4.3 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits of $2.5 million and the abandonment of certain assets of $1.7 million. Through March 31, 2016, the cumulative amount incurred related to the restructuring plan is $4.3 million, of which $1.7 million is included in cost of revenue. As we continue to implement the restructuring plan, we expect to incur additional restructuring charges of $0.2 million over the remainder of 2016.
Provision for income taxes
The provision for income taxes during the 2016 and 2015 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.2 million in the first quarter of 2016 and in the first quarter of 2015.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $3.7 million to $22.9 million at March 31, 2016 from $26.6 million at December 31, 2015. The net decrease during the first quarter of 2016 resulted from $3.5 million used in operating activities due primarily to the net loss we recorded for the first quarter of 2016 and $0.3 million used for purchases of property and equipment and payments on other asset financings, partially offset by $0.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of March 31, 2016, our cash and cash equivalents balance consisted of $1.9 million in cash and $21.0 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2016, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of March 31, 2016, approximately $1.9 million of our cash and cash equivalents balance was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of March 31, 2016, we could access all cash held by our foreign subsidiaries without incurring significant tax liability.
Accounts receivable, net
Accounts receivable, net decreased to $5.7 million as of March 31, 2016 from $6.0 million as of December 31, 2015. The average number of days sales outstanding increased to 46 days as of March 31, 2016 from 40 days as of December 31, 2015.
Inventories
Inventories decreased to $2.2 million as of March 31, 2016 from $3.3 million as of December 31, 2015. Inventory turnover increased to 8.5 as of March 31, 2016 from 7.8 as of December 31, 2015, primarily due to lower average inventory balances and decreased cost of goods sold during the first quarter of 2016 compared to the fourth quarter of 2015. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2016, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.

Short-term borrowings outstanding under the Revolving Line consisted of non-formula advances of $3.0 million as of March 31, 2016 and as of December 31, 2015, both advances were repaid within required terms.
Liquidity
As of March 31, 2016, we had no long-term debt and excluding our non-formula advance on our short-term line of credit, our cash and cash equivalents balance of $22.9 million was highly liquid. Additionally, our short-term debt of $3.0 million as of March 31, 2016 was repaid within required terms. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2016 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 9, 2016. Our obligations for 2016 and beyond have not changed materially as of March 31, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of March 31, 2016, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
Investors should carefully consider the risks described below. If any of the following risks occur, the market price of our shares of common stock could decline materially or our actual results may differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. Additional risks that we currently believe are immaterial may also materially affect our business, results of operations or financial condition. In assessing these risks, investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
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
Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. For example, we have experienced, and may continue to experience, difficulty and increased compensation expense in order to hire and retain qualified engineering personnel in our Shanghai design center. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. In addition, Todd DeBonis, formerly our Chief Operating Officer, was recently appointed to serve as our President and Chief Executive Officer, succeeding Stephen Domenik who had been serving as our Interim Chief Executive Officer. Any transition in our senior management team may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could have a negative impact on our business or stock price.
We may not fully realize the estimated savings from our restructuring in a timely manner or at all, and our restructuring program may result in business disruptions and decrease productivity. Any of the foregoing would negatively affect our financial condition and results of operations.
In April 2016, we executed a restructuring plan to streamline operations and product offerings, and to align expenses with revenue levels. We may not be able to implement the restructuring program as planned, and we may need to take additional measures to fulfill the objectives of the restructuring plan. The anticipated expenses associated with the restructuring program may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring program, in a timely manner, or at all. Additionally, our restructuring plan may result in business disruptions or decreases in productivity. As a result, our restructuring could have an adverse impact on our financial condition or results of operations.
We have significantly fewer financial resources than most of our competitors which limits our ability to implement new products or enhancements to our current products and may require us to implement additional future restructuring plans, which in turn could adversely affect our future sales and financial condition.
Financial resource constraints could limit our ability to execute our product strategy or require us to implement additional restructuring plans, particularly if we are unable to generate sufficient cash from operations or obtain additional sources of financing. Any future restructuring actions may slow our development of new or enhanced products by limiting our research and development and engineering activities. Our cash balances are also lower than those of our competitors, which may limit our ability to develop competitive new products on a timely basis or at all. If we are unable to successfully introduce new or enhanced products, our sales, operating results and financial condition will be adversely affected.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 20%, 31% and 29% of revenue for the three month period ended March 31, 2016 and the years ended December 31, 2015 and 2014, respectively. If any of these distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 84%, 83% and 60% of revenue for the three month period ended March 31, 2016 and the years ended December 31, 2015 and 2014, respectively. As of March 31, 2016 and as of December 31, 2015 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100%, 100% and 94% of revenue for the three month period ended March 31, 2016 and the years ended December 31, 2015 and 2014, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., Apical Ltd., Dolby Laboratories, Inc., i-Chips Technologies Inc., Intersil Corporation, Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2016, we held 138 patents and had 31 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 declared effective May 19, 2000).

10.1+	Employment Agreement with Stephen Domenik dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2016).

10.2+	Offer Letter with Todd DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 2, 2016).

10.3+	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 2, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

PIXELWORKS, INC.

Dated:	May 6, 2016	/s/ Steven L. Moore
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

4.1	Reference is made to Exhibit 3.1 above (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 declared effective May 19, 2000).

10.1+	Employment Agreement with Stephen Domenik dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2016).

10.2+	Offer Letter with Todd DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 2, 2016).

10.3+	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 2, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

+	Indicates a management contract or compensation arrangement.