Form 10-Q
period 2016-06-30
PIXELWORKS, INC
filed 2016-08-05
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of July 29, 2016: 28,307,605.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,750	$26,591
Accounts receivable, net	3,846	5,988
Inventories	3,345	3,266
Prepaid expenses and other current assets	730	644
Total current assets	25,671	36,489
Property and equipment, net	4,927	6,543
Other assets, net	763	810
Total assets	$31,361	$43,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,836	$2,944
Accrued liabilities and current portion of long-term liabilities	8,475	8,528
Current portion of income taxes payable	199	221
Short-term line of credit	—	3,000
Total current liabilities	11,510	14,693
Long-term liabilities, net of current portion	565	831
Income taxes payable, net of current portion	1,860	1,942
Total liabilities	13,935	17,466
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	391,772	390,520
Accumulated other comprehensive income	6	6
Accumulated deficit	(374,352)	(364,150)
Total shareholders’ equity	17,426	26,376
Total liabilities and shareholders’ equity	$31,361	$43,842
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net	$12,580	$15,078	$23,747	$29,470
Cost of revenue (1)	6,165	7,844	13,740	15,269
Gross profit	6,415	7,234	10,007	14,201
Operating expenses:
Research and development (2)	4,504	6,105	10,179	12,423
Selling, general and administrative (3)	3,180	3,584	7,045	7,471
Restructuring	67	—	2,605	—
Total operating expenses	7,751	9,689	19,829	19,894
Loss from operations	(1,336)	(2,455)	(9,822)	(5,693)
Interest expense and other, net	(107)	(105)	(206)	(212)
Loss before income taxes	(1,443)	(2,560)	(10,028)	(5,905)
Provision for income taxes	117	236	174	255
Net loss	$(1,560)	$(2,796)	$(10,202)	$(6,160)
Net loss per share - basic and diluted	$(0.06)	$(0.12)	$(0.36)	$(0.26)
Weighted average shares outstanding - basic and diluted	28,167	23,539	28,051	23,434

(1) Includes:
Stock-based compensation	$46	$42	$90	$95
Restructuring	27	—	1,750	—
(2) Includes stock-based compensation	392	429	821	918
(3) Includes stock-based compensation	268	422	161	958
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,202)	$(6,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,822	2,139
Write off of certain assets to restructuring	1,744	—
Stock-based compensation	1,072	1,971
Reversal of uncertain tax positions	(170)	(209)
Other	37	52
Changes in operating assets and liabilities:
Accounts receivable, net	2,142	(85)
Inventories	(362)	23
Prepaid expenses and other current and long-term assets, net	(104)	(144)
Accounts payable	(1,412)	(813)
Accrued current and long-term liabilities	355	1,192
Income taxes payable	66	184
Net cash used in operating activities	(5,012)	(1,850)
Cash flows from investing activities:
Purchases of property and equipment	(256)	(533)
Purchases of licensed technology	—	(55)
Net cash used in investing activities	(256)	(588)
Cash flows from financing activities:
Payments on line of credit	(3,000)	—
Payments on asset financings	(716)	(1,422)
Proceeds from issuance of common stock under employee equity incentive plans	143	366
Net cash used in financing activities	(3,573)	(1,056)
Net decrease in cash and cash equivalents	(8,841)	(3,494)
Cash and cash equivalents, beginning of period	26,591	17,926
Cash and cash equivalents, end of period	$17,750	$14,432

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$238	$226
Cash paid during the period for interest	81	74
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$—	$143
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
As of June 30, 2016, we had an intellectual property portfolio of 141 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2016 and 2015 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2016, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2016.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and six month periods ended June 30, 2016 and 2015, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for the Company on January 1, 2017, although early adoption is permitted. The Company is evaluating the potential effects of the adoption of this update on its financial position, results of operations and cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 will become effective for the Company on January 1, 2019. The Company is evaluating the potential effects of the adoption of this update on its financial position, results of operations and cash flows.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective prospectively and is effective for the Company on January 1, 2017, with early adoption permitted. We do not expect the adoption of this accounting standard update to materially impact our financial position, results of operations, or cash flows.
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
Accounts receivable consists of the following:

	June 30, 2016	December 31, 2015
Accounts receivable, gross	$3,885	$6,048
Less: allowance for doubtful accounts	(39)	(60)
Accounts receivable, net	$3,846	$5,988

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2016	2015
Balance at beginning of period	$60	$301
Reductions credited	(21)	(4)
Accounts written-off, net of recoveries	—	(66)
Balance at end of period	$39	$231

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2016	December 31, 2015
Finished goods	$2,491	$2,174
Work-in-process	854	1,092
Inventories	$3,345	$3,266

Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2016	December 31, 2015
Gross carrying amount	$26,254	$26,220
Less: accumulated depreciation and amortization	(21,327)	(19,677)
Property and equipment, net	$4,927	$6,543

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2016	December 31, 2015
Accrued payroll and related liabilities	$2,373	$2,419
Accrued commissions and royalties	2,325	2,220
Accrued interest payable	1,908	1,754
Current portion of accrued liabilities for asset financings	736	1,241
Accrued costs related to restructuring	147	—
Liability for warranty returns	27	49
Other	959	845
Accrued liabilities and current portion of long-term liabilities	$8,475	$8,528

The following is the change in our liability for warranty returns:

	Six Months Ended
	June 30,
	2016	2015
Liability for warranty returns:
Balance at beginning of period	$49	$105
Charge-offs	(18)	(8)
Benefit	(4)	(65)
Balance at end of period	$27	$32

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2016, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of June 30, 2016, we had no outstanding borrowings on the Revolving Line. Short-term borrowings outstanding under the Revolving Line as of December 31, 2015 consisted of a non-formula advance of $3,000 which was repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2015 was 3.75%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016:
Money market funds	$15,242	$—	$—	$15,242

As of December 31, 2015:
Money market funds	$25,343	$—	$—	$25,343
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

NOTE 4: RESTRUCTURING
In April 2016, we executed a restructuring plan to streamline the Company’s operations and product offerings and to align the Company’s expenses with current revenue levels. The plan included an approximately 24% reduction in workforce, primarily in the area of development, however, it also impacted operations, sales and marketing. The plan also included abandonment of certain assets resulting in impairment charges to write off the assets associated with markets we are no longer pursuing. We expect to incur additional restructuring charges of $54 over the remainder of 2016.

Total restructuring expense included in our statement of operations for the six month period ended June 30, 2016 is comprised of the following:

Six Months Ended
June 30, 2016
Cost of revenue — restructuring:
Tooling and inventory write offs	$1,679
Employee severance and benefits	71
1,750

Operating expenses — restructuring:
Employee severance and benefits	$2,510
Licensed technology and other assets write offs	65
Other	30
2,605
Total restructuring expense	$4,355

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2016:

	Balance as of December 31, 2015	Expensed	Payments	Balance as of June 30, 2016
Employee severance and benefits	$—	$2,581	$(2,434)	$147
Other	—	30	(30)	—
Accrued costs related to restructuring	$—	$2,611	$(2,464)	$147

NOTE 5: INCOME TAXES
The provision for income taxes during the 2016 and 2015 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $170 and $209 during the first half of 2016 and 2015, respectively.
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
As of June 30, 2016 and December 31, 2015, the amount of our uncertain tax positions was a liability of $1,382 and $1,519, respectively, and a reduction to deferred tax assets of $649 and $473, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $176 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(1,560)	$(2,796)	$(10,202)	$(6,160)
Weighted average shares outstanding - basic and diluted [1]	28,167	23,539	28,051	23,434
Net loss per share - basic and diluted	$(0.06)	$(0.12)	$(0.36)	$(0.26)

[1]	The increase in shares from the first half of 2015 to the first half of 2016 is primarily due to the sale of 3,738 shares of common stock in an underwritten registered offering during August 2015.
The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee equity incentive plans	4,587	4,197	4,486	4,200
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Japan	$10,506	$12,725	$19,952	$24,540
Taiwan	1,235	1,601	2,269	3,080
China	316	139	497	419
Korea	241	265	415	586
Europe	141	156	300	339
United States	9	36	54	69
Other	132	156	260	437
	$12,580	$15,078	$23,747	$29,470

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Distributors:
All distributors	55%	44%	47%	45%
Distributor A	35%	26%	28%	27%
End customers: [1]
Top five end customers	82%	83%	83%	82%
End customer A	42%	51%	50%	49%
End customer B	13%	7%	10%	10%
End customer C	11%	11%	10%	7%
End customer D	11%	8%	7%	9%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2016	December 31, 2015
Account X	49%	49%
Account Y	24%	34%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2016, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition opportunities; our gross profit margin, our restructuring program, including estimates, timing and impact thereof; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets and our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of June 30, 2016, we had an intellectual property portfolio of 141 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and six month periods ended June 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Revenue, net	$12,580	$15,078	(17)%	$23,747	$29,470	(19)%

Net revenue decreased $2.5 million, or 17%, in the second quarter of 2016 compared to the second quarter of 2015 and decreased $5.7 million, or 19% in the first half of 2016 compared to the first half of 2015. Revenue recorded in the 2016 and 2015 periods related to sales of integrated circuit products, with the exception of a negligible amount of revenue recorded in the first half of 2015 related to licensing agreements.
The decrease in revenue in the 2016 periods compared to the 2015 periods, was primarily due to a decrease in units sold, due to a decrease in sales within the digital projector market, the result of customers' efforts to adjust inventory levels and a decrease in sales into the television and panel markets as a result of a transition to lower volume niche products. A slight decrease in overall average selling price in the 2016 periods compared to the 2015 periods also contributed to the overall decrease in revenue. This was primarily due to increased unit sales into the mobile market, in the 2016 periods compared to the 2015 periods.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of revenue	2015	% of revenue	2016	% of revenue	2015	% of revenue
Direct product costs and related overhead [1]	$6,102	49%	$7,681	51%	$11,888	50%	$14,983	51%
Restructuring	27	0	—	0	1,750	7	—	0
Stock-based compensation	46	0	42	0	90	0	95	0
Inventory charges [2]	(10)	0	121	1	12	0	191	1
Total cost of revenue	$6,165	49%	$7,844	52%	$13,740	58%	$15,269	52%
Gross profit	$6,415	51%	$7,234	48%	$10,007	42%	$14,201	48%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market.
Gross profit margin was 51% in the second quarter of 2016 compared to 48% in the second quarter of 2015 and was 42% in the first half of 2016 compared to 48% in the first half of 2015.
The first half of 2016 included restructuring charges of $1.8 million, primarily for the abandonment of tooling, inventory and licensed technology associated with markets we are no longer pursuing. These charges caused gross profit margin to decrease to 42% in the first half of 2016. A decrease in direct product costs and related overhead as a percentage of revenue, primarily due to the mix of products sold within the digital projector market, contributed to an overall increase in gross profit margin in the 2016 periods compared to the 2015 periods.
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
Research and development expense for the three and six month periods ended June 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Research and development	$4,504	$6,105	(26)%	$10,179	$12,423	(18)%
Research and development expense decreased $1.6 million, or 26%, in the second quarter of 2016 compared to the second quarter of 2015 and decreased $2.2 million, or 18% in the first half of 2016 compared to the first half of 2015. The decreases in the 2016 periods compared to the 2015 periods were primarily due to a decrease in compensation expense as a result of the restructuring plan that was executed in April 2016. The decreases were also due to the timing of development activities, which decreased non-recurring engineering expense and depreciation and amortization expense in the 2016 periods.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six month periods ended June 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative	$3,180	$3,584	(11)%	$7,045	$7,471	(6)%
Selling, general and administrative expense decreased $0.4 million, or 11% in the second quarter of 2016 compared to the second quarter of 2015. The decrease was primarily due to a decrease in stock-based compensation expense based on the timing of awards granted and a decrease in foreign exchange expense, which was due to an increase in the value of the Japanese Yen.
Selling, general and administrative expense decreased $0.4 million, or 6% in the first half of 2016 compared to the first half of 2015. The decrease was primarily due to a decrease in stock-based compensation expense based on the timing of awards granted and a decrease in foreign exchange expense, which was due to an increase in the value of the Japanese Yen. The first half of 2016 also included largely offsetting expenses for severance and a reversal of stock-based compensation expense, associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek.

Restructuring
In April 2016, we executed a restructuring plan to streamline the Company’s operations and product offerings and to align the Company’s expenses with current revenue levels. The plan included an approximately 24% reduction in workforce, primarily in the area of development, however, it also impacted operations, sales and marketing. The plan also included abandonment of certain assets resulting in impairment charges to write off the assets associated with markets we are no longer pursuing.
Restructuring expense for the three and six month periods ended June 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee severance and benefits	$78	$—	$2,581	$—
Write off of assets	—	—	1,744	—
Other	16	—	30	—
Total restructuring expenses	$94	$—	$4,355	$—

Included in cost of revenue	$27	$—	$1,750	$—
Included in operating expenses	67	—	2,605	—
During the second quarter of 2016, we incurred expenses of $0.1 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits. During the first half of 2016, we incurred expenses of $4.4 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits of $2.6 million and the abandonment of certain assets of $1.7 million. Through June 30, 2016, the cumulative amount incurred related to the restructuring plan is $4.4 million, of which $1.8 million is included in cost of revenue. As we continue to implement the restructuring plan, we expect to incur additional restructuring charges of $0.1 million over the remainder of 2016.
Provision for income taxes
The provision for income taxes during the 2016 and 2015 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.2 million in the first half of 2016 and in the first half of 2015.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $8.8 million to $17.8 million at June 30, 2016 from $26.6 million at December 31, 2015. The net decrease during the first half of 2016 resulted from $5.0 million used in operating activities primarily due to the net loss we recorded for the first half of 2016, which included $2.5 million in payments as a part of our restructuring plan. The decrease was also due to $3.0 million used to pay the outstanding balance on our line of credit and $1.0 million used for purchases of property and equipment and payments on other asset financings, partially offset by $0.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of June 30, 2016, our cash and cash equivalents balance consisted of $2.6 million in cash and $15.2 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2016, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of June 30, 2016, approximately $2.5 million of our cash and cash equivalents balance was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of June 30, 2016, we could access all cash held by our foreign subsidiaries without incurring significant tax liability.
Accounts receivable, net
Accounts receivable, net decreased to $3.8 million as of June 30, 2016 from $6.0 million as of December 31, 2015. The average number of days sales outstanding decreased to 28 days as of June 30, 2016 from 40 days as of December 31, 2015. The decrease in accounts receivable and days sales outstanding were due to the timing of shipments as well as the timing of customer payments.
Inventories
Inventories were $3.3 million as of June 30, 2016 and $3.3 million as of December 31, 2015. Inventory turnover increased to 8.8 as of June 30, 2016 from 7.8 as of December 31, 2015. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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

The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2016, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of June 30, 2016, we had no outstanding borrowings under the Revolving Line. Short-term borrowings outstanding under the Revolving Line as of December 31, 2015 consisted of a non-formula advance of $3.0 million which was repaid within required terms.
Liquidity
As of June 30, 2016, we had no short-term or long-term debt and our cash and cash equivalents balance of $17.8 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2016 and beyond are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 9, 2016. Our obligations for 2016 and beyond have not changed materially as of June 30, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of June 30, 2016, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
Investors should carefully consider the risks described below. If any of the following risks occur, the market price of our shares of common stock could decline materially or our actual results may differ materially from those expected or those expressed in any forward-looking statements made by us or on our behalf. Additional risks that we currently believe are immaterial may also materially affect our business, results of operations or financial condition. In assessing these risks, investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission.
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
Although we recorded net income for the fiscal year ended December 31, 2010, we have otherwise incurred operating losses each year since 2004. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve profitability. If we are not profitable in the future, we may be unable to continue our operations.

A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 28%, 31% and 29% of revenue for the six month period ended June 30, 2016 and the years ended December 31, 2015 and 2014, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 83%, 83% and 60% of revenue for the six month period ended June 30, 2016 and the years ended December 31, 2015 and 2014, respectively. As of June 30, 2016 and as of December 31, 2015 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100%, 100% and 94% of revenue for the six month period ended June 30, 2016 and the years ended December 31, 2015 and 2014, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components. Some of these include Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., i-Chips Technologies Inc., Intersil Corporation, Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2016, we held 141 patents and had 27 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Global Market. Our stock price was previously below $1.00 on May 6, 2009 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.
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

PIXELWORKS, INC.

Dated:	August 5, 2016	/s/ Steven L. Moore
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