Form 10-Q
period 2016-09-30
PIXELWORKS, INC
filed 2016-11-04
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
 FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of October 31, 2016: 28,656,137.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,580	$26,591
Accounts receivable, net	3,895	5,988
Inventories	3,084	3,266
Prepaid expenses and other current assets	661	644
Total current assets	24,220	36,489
Property and equipment, net	4,269	6,543
Other assets, net	759	810
Total assets	$29,248	$43,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,980	$2,944
Accrued liabilities and current portion of long-term liabilities	7,564	8,528
Current portion of income taxes payable	152	221
Short-term line of credit	—	3,000
Total current liabilities	9,696	14,693
Long-term liabilities, net of current portion	398	831
Income taxes payable, net of current portion	1,926	1,942
Total liabilities	12,020	17,466
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	392,816	390,520
Accumulated other comprehensive income	6	6
Accumulated deficit	(375,594)	(364,150)
Total shareholders’ equity	17,228	26,376
Total liabilities and shareholders’ equity	$29,248	$43,842
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net	$13,656	$16,570	$37,403	$46,040
Cost of revenue (1)	7,099	8,292	20,839	23,561
Gross profit	6,557	8,278	16,564	22,479
Operating expenses:
Research and development (2)	4,442	6,145	14,621	18,568
Selling, general and administrative (3)	3,072	3,334	10,117	10,805
Restructuring	3	—	2,608	—
Total operating expenses	7,517	9,479	27,346	29,373
Loss from operations	(960)	(1,201)	(10,782)	(6,894)
Interest expense and other, net	(99)	(105)	(305)	(317)
Loss before income taxes	(1,059)	(1,306)	(11,087)	(7,211)
Provision (benefit) for income taxes	183	(63)	357	192
Net loss	$(1,242)	$(1,243)	$(11,444)	$(7,403)
Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.41)	$(0.31)
Weighted average shares outstanding - basic and diluted	28,313	25,735	28,139	24,210

(1) Includes:
Stock-based compensation	$49	$52	$139	$147
Restructuring	27	—	1,777	—
Additional amortization of non-cancelable prepaid royalty	—	(14)	—	(14)
(2) Includes stock-based compensation	401	524	1,222	1,442
(3) Includes stock-based compensation	334	443	495	1,401
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,444)	$(7,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,638	3,225
Stock-based compensation	1,856	2,990
Write off of certain assets to restructuring	1,744	—
Reversal of uncertain tax positions	(170)	(323)
Other	47	42
Changes in operating assets and liabilities:
Accounts receivable, net	2,093	(86)
Inventories	(101)	(613)
Prepaid expenses and other current and long-term assets, net	(40)	25
Accounts payable	(973)	(94)
Accrued current and long-term liabilities	(297)	83
Income taxes payable	85	132
Net cash used in operating activities	(4,562)	(2,022)
Cash flows from investing activities:
Purchases of property and equipment	(1,783)	(2,544)
Purchases of licensed technology	—	(55)
Net cash used in investing activities	(1,783)	(2,599)
Cash flows from financing activities:
Payments on line of credit	(3,000)	—
Payments on asset financings	(1,069)	(1,627)
Proceeds from issuance of common stock under employee equity incentive plans	403	990
Net proceeds from equity offering	—	16,356
Net cash provided by (used in) financing activities	(3,666)	15,719
Net increase (decrease) in cash and cash equivalents	(10,011)	11,098
Cash and cash equivalents, beginning of period	26,591	17,926
Cash and cash equivalents, end of period	$16,580	$29,024

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$411	$340
Cash paid during the period for interest	107	86
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$—	$427
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
As of September 30, 2016, we had an intellectual property portfolio of 144 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2016 and 2015 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2016, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2016.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and nine month periods ended September 30, 2016 and 2015, aside from our net loss, there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.

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
Accounts receivable consists of the following:

	September 30, 2016	December 31, 2015
Accounts receivable, gross	$3,934	$6,048
Less: allowance for doubtful accounts	(39)	(60)
Accounts receivable, net	$3,895	$5,988

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2016	2015
Balance at beginning of period	$60	$301
Reductions credited	(21)	(2)
Accounts written-off, net of recoveries	—	(250)
Balance at end of period	$39	$49

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2016	December 31, 2015
Finished goods	$2,218	$2,174
Work-in-process	866	1,092
Inventories	$3,084	$3,266

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Gross carrying amount	$26,326	$26,220
Less: accumulated depreciation and amortization	(22,057)	(19,677)
Property and equipment, net	$4,269	$6,543

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2016	December 31, 2015
Accrued commissions and royalties	2,389	2,220
Accrued interest payable	1,993	1,754
Accrued payroll and related liabilities	1,990	2,419
Current portion of accrued liabilities for asset financings	523	1,241
Accrued costs related to restructuring	80	—
Liability for warranty returns	25	49
Other	564	845
Accrued liabilities and current portion of long-term liabilities	$7,564	$8,528

The following is the change in our liability for warranty returns:

	Nine Months Ended
	September 30,
	2016	2015
Liability for warranty returns:
Balance at beginning of period	$49	$105
Charge-offs	(20)	(12)
Benefit	(4)	(67)
Balance at end of period	$25	$26

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2016, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2016, we had no outstanding borrowings on the Revolving Line. Short-term borrowings outstanding under the Revolving Line as of December 31, 2015 consisted of a non-formula advance of $3,000 which was repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2015 was 3.75%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
As of September 30, 2016:
Money market funds	$15,112	$—	$—	$15,112

As of December 31, 2015:
Money market funds	$25,343	$—	$—	$25,343
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

NOTE 4: RESTRUCTURING
In April 2016, we executed a restructuring plan to streamline the Company’s operations and product offerings and to align the Company’s expenses with current revenue levels. The plan included an approximately 24% reduction in workforce, primarily in the area of development, however, it also impacted operations, sales and marketing. The plan also included abandonment of certain assets resulting in impairment charges to write off the assets associated with markets we are no longer pursuing. We expect to incur additional restructuring charges of $27 over the remainder of 2016.

Total restructuring expense included in our statement of operations for the nine month period ended September 30, 2016 is comprised of the following:

Nine Months Ended
September 30, 2016
Cost of revenue — restructuring:
Tooling and inventory write offs	$1,679
Employee severance and benefits	98
1,777

Operating expenses — restructuring:
Employee severance and benefits	$2,513
Licensed technology and other assets write offs	65
Other	30
2,608
Total restructuring expense	$4,385

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2016:

	Balance as of December 31, 2015	Expensed	Payments	Balance as of September 30, 2016
Employee severance and benefits	$—	$2,611	$(2,531)	$80
Other	—	30	(30)	—
Accrued costs related to restructuring	$—	$2,641	$(2,561)	$80

NOTE 5: INCOME TAXES
The provision for income taxes during the 2016 and 2015 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $170 and $323 during the first nine months of 2016 and 2015, respectively.
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
As of September 30, 2016 and December 31, 2015, the amount of our uncertain tax positions was a liability of $1,434 and $1,519, respectively, and a reduction to deferred tax assets of $561 and $473, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $183 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 6: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(1,242)	$(1,243)	$(11,444)	$(7,403)
Weighted average shares outstanding - basic and diluted [1]	28,313	25,735	28,139	24,210
Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.41)	$(0.31)

[1]
The increase in shares from the first nine months of 2015 to the first nine months of 2016 is primarily due to the sale of 3,738 shares of common stock in an underwritten registered offering during August 2015.

The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee equity incentive plans	4,952	4,302	4,643	4,234
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Japan	$11,255	$14,295	$31,207	$38,835
Taiwan	1,268	1,602	3,537	4,682
China	394	189	891	608
Korea	273	217	688	803
Europe	175	124	475	463
United States	20	23	74	92
Other	271	120	531	557
	$13,656	$16,570	$37,403	$46,040

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Distributors:
All distributors	35%	48%	42%	46%
Distributor A	17%	32%	24%	29%
End customers: [1]
Top five end customers	83%	85%	82%	83%
End customer A	62%	48%	54%	49%
End customer B	7%	13%	9%	11%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2016	December 31, 2015
Account X	72%	49%
Account Y	6%	34%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2016, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition opportunities; our gross profit margin, our restructuring program, including estimates, timing and impact thereof; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets and our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, including our expectations as to the impact of implementing our end-of-life for certain products, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of September 30, 2016, we had an intellectual property portfolio of 144 patents related to the visual display of digital image data. We focus our research and development efforts on developing video enhancement solutions for our target markets that increase performance, video quality and device functionality while reducing power consumed. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine month periods ended September 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Revenue, net	$13,656	$16,570	(18)%	$37,403	$46,040	(19)%

Net revenue decreased $2.9 million, or 18%, in the third quarter of 2016 compared to the third quarter of 2015 and decreased $8.6 million, or 19% in the first nine months of 2016 compared to the first nine months of 2015. Revenue recorded in the 2016 and 2015 periods related to sales of integrated circuit products, with the exception of a negligible amount of revenue recorded in the first nine months of 2015 related to licensing agreements.
The decrease in revenue in the 2016 periods compared to the 2015 periods, was primarily due to a decrease in units sold within the digital projector market, the result of customers' efforts to adjust inventory levels. A decrease in overall average selling price in the 2016 periods compared to the 2015 periods also contributed to the overall decrease in revenue. This was primarily due to increased unit sales into the mobile market, in the 2016 periods compared to the 2015 periods.
As a result of implementing an end-of-life for our legacy products, primarily products sold into the TV & panel market, we expect revenue in excess of our normalized quarterly revenue during the first half of 2017. Taking into account seasonal order patterns, we expect this excess to equal approximately $7.0 million for the first quarter of 2017 and to equal approximately $5.0 million for the second quarter of 2017. In the second half of 2017, we expect revenue associated with sales into the TV & panel market to decline to zero following this fulfillment of end-of-life orders. Sales into the TV & panel market have been declining over the past several years and have ranged from $0.6 million to $1.5 million, per quarter, over the past four quarters.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of revenue	2015	% of revenue	2016	% of revenue	2015	% of revenue
Direct product costs and related overhead [1]	$7,001	51%	$8,242	50%	$18,889	51%	$23,224	50%
Restructuring	27	0	—	0	1,777	5	—	0
Other cost of revenue [2]	49	0	38	0	139	0	133	0
Inventory charges [3]	22	0	12	0	34	0	204	0
Total cost of revenue	$7,099	52%	$8,292	50%	$20,839	56%	$23,561	51%
Gross profit	$6,557	48%	$8,278	50%	$16,564	44%	$22,479	49%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.

[3]	Includes charges to reduce inventory to lower of cost or market.
Gross profit margin was 48% in the third quarter of 2016 compared to 50% in the third quarter of 2015 and was 44% in the first nine months of 2016 compared to 49% in the first nine months of 2015.
The first nine months of 2016 included restructuring charges of $1.8 million, primarily for the abandonment of tooling, inventory and licensed technology associated with markets we are no longer pursuing. These charges caused gross profit margin to decrease to 44% in the first nine months of 2016.
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
Research and development expense for the three and nine month periods ended September 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Research and development	$4,442	$6,145	(28)%	$14,621	$18,568	(21)%
Research and development expense decreased $1.7 million, or 28%, in the third quarter of 2016 compared to the third quarter of 2015 and decreased $3.9 million, or 21% in the first nine months of 2016 compared to the first nine months of 2015. The decreases in the 2016 periods compared to the 2015 periods were primarily due to a decrease in compensation expense as a result of the restructuring plan that was executed in April 2016. The decreases were also due to the timing of development activities, which decreased non-recurring engineering expense and depreciation and amortization expense in the 2016 periods. Lastly, the decreases were due to decreases in stock-based compensation expense primarily due to the timing of awards granted.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine month periods ended September 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative	$3,072	$3,334	(8)%	$10,117	$10,805	(6)%
Selling, general and administrative expense decreased $0.3 million, or 8% in the third quarter of 2016 compared to the third quarter of 2015. The decrease was due to a decrease in stock-based compensation expense due to the timing of awards granted as well as a general decrease across most other expense categories as we focused on cost management.
Selling, general and administrative expense decreased $0.7 million, or 6% in the first nine months of 2016 compared to the first nine months of 2015. The decrease was primarily due to a decrease in stock-based compensation expense due to the timing of awards granted as well as a general decrease across most other expense categories as we focused on cost management. The first nine months of 2016 also included largely offsetting expenses for severance and a reversal of stock-based compensation expense, associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek.

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
Restructuring expense for the three and nine month periods ended September 30, 2016 and 2015, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee severance and benefits	$30	$—	$2,611	$—
Write off of assets	—	—	1,744	—
Other	—	—	30	—
Total restructuring expense	$30	$—	$4,385	$—

Included in cost of revenue	$27	$—	$1,777	$—
Included in operating expenses	3	—	2,608	—
During the third quarter of 2016, we incurred negligible expenses related to the restructuring plan. During the first nine months of 2016, we incurred expenses of $4.4 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits of $2.6 million and the abandonment of certain assets of $1.7 million. Through September 30, 2016, the cumulative amount incurred related to the restructuring plan is $4.4 million, of which $1.8 million is included in cost of revenue. As we continue to implement the restructuring plan, we expect to incur negligible additional restructuring charges over the remainder of 2016.
Provision for income taxes
The provision for income taxes during the 2016 and 2015 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.2 million and $0.3 million in the first nine months of 2016 and the first nine months of 2015, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $10.0 million to $16.6 million at September 30, 2016 from $26.6 million at December 31, 2015. The net decrease during the first nine months of 2016 resulted from $4.6 million used in operating activities primarily due to the net loss we recorded for the first nine months of 2016, which included $2.6 million in payments as a part of our restructuring plan. The decrease was also due to $3.0 million used to pay the outstanding balance on our line of credit and $2.9 million used for purchases of property and equipment and payments on other asset financings, partially offset by $0.4 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of September 30, 2016, our cash and cash equivalents balance consisted of $1.5 million in cash and $15.1 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2016, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of September 30, 2016, approximately $1.5 million of our cash and cash equivalents balance was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of September 30, 2016, we could access all cash held by our foreign subsidiaries without incurring significant tax liability.
Accounts receivable, net
Accounts receivable, net decreased to $3.9 million as of September 30, 2016 from $6.0 million as of December 31, 2015. The average number of days sales outstanding decreased to 26 days as of September 30, 2016 from 40 days as of December 31, 2015. The decreases in accounts receivable and days sales outstanding were due to the timing of shipments as well as the timing of customer payments.
Inventories
Inventories were $3.1 million as of September 30, 2016 and $3.3 million as of December 31, 2015. Inventory turnover increased to 8.7 as of September 30, 2016 from 7.8 as of December 31, 2015. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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

The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2016, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2016, we had no outstanding borrowings under the Revolving Line. Short-term borrowings outstanding under the Revolving Line as of December 31, 2015 consisted of a non-formula advance of $3.0 million which was repaid within required terms.
Liquidity
As of September 30, 2016, we had no short-term or long-term debt and our cash and cash equivalents balance of $16.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2016 and beyond are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 9, 2016. Our obligations for 2016 and beyond have not changed materially as of September 30, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of September 30, 2016, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. For example, we have experienced, and may continue to experience, difficulty and increased compensation expense in order to hire and retain qualified engineering personnel in our Shanghai design center. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. In addition, Todd DeBonis, formerly our Chief Operating Officer, was appointed to serve as our President and Chief Executive Officer in April 2016, succeeding Stephen Domenik who had been serving as our Interim Chief Executive Officer. Any transition in our senior management team may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could have a negative impact on our business or stock price.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 24%, 31% and 29% of revenue for the nine month period ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 82%, 83% and 60% of revenue for the nine month period ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively. As of September 30, 2016 we had one account that represented 10% or more of accounts receivable. As of December 31, 2015 we had two accounts that represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
We have licensed certain of our intellectual properties to third parties and may enter into additional license arrangements in the future. We cannot assure you, however, that others will be interested in licensing our intellectual property on commercially favorable terms or at all. We also cannot ensure that licensees will honor agreed-upon market restrictions, not infringe upon or misappropriate our intellectual property or maintain the confidentiality of our proprietary information.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100%, 100% and 94% of revenue for the nine month period ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples of changing industry standards include the growing use of broadband to deliver video content, increased display resolution and size, faster screen refresh rates, video capability such as high definition, Ultra HD, High Dynamic Range and 3D, the proliferation of new display devices and the drive to network display devices together. Our failure to predict market needs accurately or to timely develop new competitively priced products or product enhancements that incorporate new industry standards and technologies, including integrated circuits with increasing levels of integration and new features, using smaller geometry process technologies, may harm market acceptance and sales of our products.
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
Creating the capacity for new technological changes may cause manufacturers to discontinue older manufacturing processes in favor of newer ones. We must then either retire the affected part or port (develop) a new version of the part that can be manufactured with a newer process technology. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. We may not be able to place last time buy orders for the old technology or find alternate manufacturers of our products to allow us to continue to produce products with the older technology while we expend the significant costs for research and development and time to migrate to new, more advanced processes. For example, we utilize 0.18um and 0.15um standard logic processes, which may only be available for the next five to seven years. Additionally, a portion of our products use 0.11um technology for memory die, which is being phased out in favor of 63nm technology to increase yields and decrease cost. Because of this transition, our customers must re-qualify the affected parts.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2016, we held 144 patents and had 24 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.
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
In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2015, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

PIXELWORKS, INC.

Dated:	November 4, 2016	/s/ Steven L. Moore
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