Form 10-K
period 2016-12-31
PIXELWORKS, INC
filed 2017-03-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2016 was $44,991,901 based on the closing price of $1.84 per share of common stock on the NASDAQ Global Market on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of February 28, 2017: 29,527,535
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2016.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the video consumption, mobile, video and digital projection markets; our strategy, including regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; the sufficiency of our working capital and need for, or ability to secure, additional financing; the success of our products in expanded markets; customer and distributor concentration; current global economic challenges; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets in 2017, including as compared to nomalized quarterly revenue; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; restructuring charges; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.	Business.
Overview
Pixelworks designs, develops and markets video processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-quality energy efficient digital video applications. Our products enable our customers to deliver the highest energy efficient video quality on their devices. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The rapid growth in video-capable consumption devices, especially mobile, has increased the demand for video display processing technology in recent years. Our technologies can be applied to a wide range of devices from large-screen projectors to low power mobile tablets and smartphones. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the application requirements. Our primary target markets include digital projection systems, tablets, and smartphones.
As of December 31, 2016, we held an intellectual property portfolio of 148 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
High-Resolution Displays
Display technologies have recently begun to transition from an era of higher resolutions, response times and frame rates, with lower power and thinner form factors, to one focused on higher contrast and more colors.
In mobile devices, Apple Inc. has brought wide color gamut to many of their devices including the iPhone, iPad Pro, MacBook Pro and iMac. These devices deliver the same color gamut used in digital cinema theatres ("DCI-P3"). Meanwhile, television ("TV") manufacturers including Samsung, Sony and LG are bringing high contrast, high brightness (High Dynamic Range or "HDR") TVs based on OLED and local-dimming LCD panels to the living room.
Several HDR, DCI-P3 capable mobile devices are expected to arrive during 2017. For example, Qualcomm’s latest mobile application processor supports HDR and wide color gamut, and the UHD Alliance (of which Pixelworks is a contributing member) has stated that they will announce a mobile standard at the end of February 2017.
Hardware improvements in color and contrast are of little value without content that can take advantage of them. In fact, a significant gap now exists between the vast majority of video content available to consumers, and these emerging display devices.

•
Contrast and Brightness: Almost all movies available to consumers today use the "Rec.709" ITU standard format. This format defines brightness levels up to around 100 "nits" (a standard measure of brightness), whereas HDR TVs are five to ten times brighter (from 540 nits upwards). Most mobile devices support over 400 nits and sometimes over 600 nits.

•	Color Gamut: DCI-P3 has a 25% larger color gamut than Rec.709.

•
Frame Rate: Most movies are available in 24 or 25 frames per second, a rate at which the human eye still perceives judder, but cannot identify individual still images or frames and sees a video instead. Mobile devices on the other hand have displays that run at 60 frames per second, and TVs commonly display 120 frames per second - frame rates at which the eye perceives smooth motion. In addition to the display frame rate discrepancy, the transmission rates vary based on various factors such as available bandwidth. Standard frame rate conversion requires the original content frames being repeated or dropped in order to match the frame rate of the display. This causes the video to appear to judder. Judder is a common problem in video systems and occurs when there is a sudden jump or discontinuity in motion from one frame of a motion video sequence to the next. This can be caused by content being created at a frame rate per second that is too low, or the original content frames are being repeated or dropped in order to match either a transmission standard or the playback frame rate of the display.

•
Resolution: Finally, TVs have achieved 4k resolutions (3840x2160) and mobile devices commonly achieve 2560x1440, and while some content is available in 4k resolution, most movies are only available in FHD or HD resolutions (typically 1920x1080 and 1280x720 respectively).

This gap between display capabilities and available content brings significant challenges to video display device manufacturers. Sophisticated video processing is required to accurately reproduce the intended video on today’s displays.

For example, Sony adds their proprietary "4K HDR Processor X1™" to their latest TV sets and Samsung adds their "mDNIe™" video processors to their mobile phones.
Content formats are evolving to take advantage of these display improvements. For example, Dolby introduced the “Dolby Vision™” format for movies and devices, in order to allow consumers to realize the benefits of high dynamic range and wide gamut. The industry standards body Society of Motion Picture & Television Engineers, released a format specification known as "HDR10" that similarly bridges the gap in contrast and color between content and devices. The Ultra-HD Blu-ray disk format and streaming services such as Netflix and Amazon Video now support 4k HDR, aided by improved compression standards such as H.265.
Managing many content formats across a rapidly evolving range of displays is a significant and growing challenge. Older content tends not to get upgraded to the newer formats, yet consumers expect all content to display correctly. As the number of content formats grows, the technology of video processing becomes increasingly complex.
Bridging the gap in color, contrast and resolution, while delivering the intent of the content creator, requires sophisticated algorithms and hardware circuits. However, frame-rate and motion incompatibilities require a significantly higher level of processing and more sophisticated algorithms in order to avoid creating new problems. Most TVs today include frame-rate conversion chips, but many reviewers complain about artifacts such as halos, breakup in the image and the so-called "soap opera effect". Unfortunately, without frame-rate conversion the video can appear to have judder and blur at levels that have increased substantially as a result of the improvements in contrast, color and detail.
In addition to judder, high-resolution displays suffer from softness and smearing in motion sequences called motion blur. There are numerous causes of motion blur. The materials used in constructing pixels on the display take a finite amount of time to transition from one state to another. If this time is too long, the image does not update swiftly and motion sequences seem to smear or blur. For example, Hollywood movies, TV shows and other premium content are usually authored at 24 frames per second or 24Hz. At this frame rate, the brain can easily notice the transition from one frame to the next. As the brain and eyes track objects in motion, they have to jump in discrete steps due to the low frame rate. This stop-start motion is perceived by the brain as motion blur, reducing the visible clarity and fidelity of objects in motion. Additionally, when a motion sequence is played on a digital display device, the new updated frame is drawn over the top of the still visible previous frame. This "hold" effect is perceived by the brain as blur.
Judder and motion blur artifacts are more noticeable on high contrast, wider gamut displays, regardless of screen size (for example, a 5-inch smartphone screen viewed from ten inches away appears to be the same size as a 60-inch large screen TV viewed from ten feet away). Pixelworks' advanced video display processing provides original equipment manufacturers ("OEMs") with solutions that avoid or minimize these artifacts and help realize the potential of their investment in high-resolution displays. We believe the most effective method for removing both judder and reducing blur is motion estimation/motion compensation ("MEMC") technology. This technology is based on complex mathematical algorithms that insert additional, interpolated frames to create a new, faster sequence of frames that has smooth, continuous motion. This technique works for virtually all types of panel technology.
Video Consumption Trend
With the advent of digital video, it has become possible to deliver video to consumers in an ever increasing number of ways. Traditional delivery mechanisms such as over the air broadcasts, cable, satellite, DVDs and Blu-ray are being supplemented with Internet streaming and download services. With these new video delivery options comes the ability to offer more services and improved quality.
According to recent studies by Cisco, video will constitute 82% of all global consumer Internet traffic by 2020 and global IP video traffic will grow threefold and Internet video traffic will grow fourfold from 2015 to 2020. To put this into perspective, it would take one person over 5 million years to watch the total amount of video crossing global Internet networks each month in 2020. This rapid increase in video consumption is being driven by a variety of connected digital video devices and applications that allow consumers to easily create, share and consume video. In particular, mobile video consumption is rapidly expanding. The "always on" and ease of use of mobile devices are helping to make them the preferred choice as the "first screen" for many consumers.
As more content becomes increasingly available via the Internet, consumers have more choices for how and where they can enjoy content. According to DisplaySearch the number of TVs, tablets, smartphones and UltrabookTM devices being sold is expected to increase beyond 2.3 billion devices by 2018.

Mobile Video
There has been continued growth in the share of online video viewed by mobile devices. The Q3 2016 Global Video Index report from Ooyala showed more than 52% of all video views are now on mobile devices. Since Q3 2013, mobile video views have increased more than 233%, outpacing the growing penetration rate of mobile devices globally as viewers spend more time watching video on the small screen. Meanwhile, Nielsen points out that the amount of time consumers spend on mobile devices daily increased to 189 minutes from 126 minutes between Q1 2015 and Q1 2016. Recent research from eMarketer notes that 78 million Millennials will watch mobile video in 2016, with 34% watching a complete episode of a TV show and 18% watching an entire movie on either a smartphone or tablet.
Mobile display systems pose a number of unique challenges. Power is of primary importance, impacting form factor, cost and performance. As these systems have added more functionality, new features have had to compete for battery life, internal bandwidth and space. The addition of high-resolution displays has further increased the burden on these resources.
Using the same technology developed for large screen TVs is neither feasible nor desirable. The video display processing pipelines used in TVs consume many watts of power and would be unsuitable for battery powered systems. In TVs, the size constraints on electronics are significantly less stringent when compared to mobile systems. To furnish the mobile market with appropriate solutions, Pixelworks has taken a holistic, system-wide view and re-invented its video display processing technology to fit within the mobile constraints of battery life, bandwidth, form factor and performance. This approach has enabled us to create technology that meets the power and size requirements of mobile as well as offering additional benefits such as reducing the bandwidth burden of high-resolution video and freeing up more bandwidth for the CPU and GPU.
The mobile market today is primarily comprised of smartphones and tablets. Our technology addresses both of these markets.

•
Smartphones. Smartphones have become a popular choice for many consumers. CCS Insight estimates that almost 2 billion smartphones will be sold in 2019, accounting for 88% of all mobile phones sold in 2019. The resolution of smartphone displays is growing, while the color gamut and contrast is moving toward DCI-P3 and HDR. These improvements in displays actually exacerbate the quality issues of video playback, a growing problem as users increasingly use their smartphones as their primary form of video consumption.

•
Tablets. The line between tablets and smartphones is becoming increasingly indistinct as more tablets are offering mobile connectivity and are now available in sizes similar to those of smartphones. Tablets offer broad appeal to consumers. With the display being the salient component of smartphones and tablets, and the rapidly increasing use of these devices for video consumption, we believe that the incorporation of video display processing is the next logical step.

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
The feature set of projection systems differs from that of a typical large-screen flat panel display such as a TV. This is primarily because the projector is a sharing and collaboration device while the TV is designed for direct consumption of content.
The front projection market serves several different areas such as business, education and home theater. Business users employ multimedia projectors to display both still and video presentation materials from PCs and other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications, and features that ensure simple operation. In education environments ranging from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Home theater projector systems can drive large-screen displays for content consumption where flat panel displays are either economically not viable or physically incompatible for use.
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

Core Technologies and Products
We have developed a portfolio of advanced video algorithms and IP to address a broad range of challenges in digital video. We believe our technologies can significantly improve video quality and will become increasingly important as the popularity of video content consumption grows, and pixel densities, screen size and image quality increase. Our products are designed with a flexible architecture that allows us to combine algorithms and functional blocks of digital and mixed signal circuitry. Accordingly, our technologies can be implemented across multiple products, in combinations within single products and can be applied to a broad range of applications including smartphones, tablets, and projectors. The majority of our products include one or more technologies to provide optimal high-quality video display processing solutions to our customers, regardless of screen size.
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

•
Mobile Video Display Processing. We have developed innovative video display processing solutions, that are designed to optimize power consumption for mobile devices. Beyond MEMC and advanced scaling, these mobile solutions provide the kind of improvements in color, contrast, sharpness and de-blur that are currently only found in high quality TVs today. Furthermore, this technology can reduce system power consumption and extend battery life.

Our product development strategy is to leverage our expertise in video display processing to address the evolving needs of the digital projection and mobile markets. We plan to continue to focus our development resources to maintain position in these markets by providing leading edge solutions for the advanced digital projection market and to enhance our video processing solutions for mobile markets. Additionally, we plan to leverage our research and development investment into products that address high-value markets, such as mobile, where our innovative proprietary technology provides differentiation and system power saving benefits. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, full solutions incorporating software and other tools and IP cores that allow our technology to be incorporated into third party solutions.

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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 43%, 48% and 63% of revenue in 2016, 2015 and 2014, respectively.

Our largest distributor, Tokyo Electron Device Ltd. ("TED"), is located in Japan. TED represented more than 10% of revenue in each of 2016, 2015 and 2014, and accounted for more than 10% of accounts receivable as of December 31, 2015. No other distributor accounted for more than 10% of revenue in 2016, 2015 or 2014.
We also have distributor relationships in China, Europe, Korea, Southeast Asia, Taiwan and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 57%, 52% and 37% of total revenue in 2016, 2015 and 2014, respectively.

We have direct relationships with companies falling into the following three classifications:

•	Integrators. Integrators are OEMs who build display devices based on specifications provided by branded suppliers.

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

Revenue attributable to our top five end customers together represented 82%, 83% and 60% of revenue in 2016, 2015 and 2014, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2016, 2015 and 2014, and accounted for more than 10% of accounts receivable as of December 31, 2016 and 2015. Sales to Hitachi Ltd. represented more than 10% of revenue in 2015 and 2014. Sales to NEC Corporation represented more than 10% of revenue in 2014. No other end customer accounted for more than 10% of revenue in 2016, 2015 or 2014.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 100%, 100% and 94% of revenue in 2016, 2015 and 2014, respectively.
Financial information regarding our domestic and foreign operations is presented in "Note 10: Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
Backlog
Our sales are made pursuant to customer purchase orders for delivery of standard products. The volume of product actually purchased by our customers, as well as shipment schedules, are subject to frequent revisions that reflect changes in both the customers’ needs and product availability. With the exception of recent end-of-life orders, our entire order backlog is cancelable, with a portion subject to cancellation fees. In light of industry practice and our own experience, we do not believe that backlog as of any particular date is indicative of future results.
Competition
The semiconductor industry is intensely competitive. Further, the markets for higher performance display and projection devices, including the markets for mobile devices, digital projectors and other applications demanding high quality video, are characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal competitive factors in our markets include product performance, time to market, cost, functional versatility provided by software, customer relationships and reputation, patented innovative designs, levels of product integration, compliance with industry standards and system design cost. We believe we compete favorably with respect to these factors.
Our current products face competition from specialized display controller developers and in-house display controller ICs designed by our customers and potential customers. Additionally, new alternative display processing technologies and industry standards may emerge that compete with technologies we offer.
We also compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $19.0 million, $24.6 million and $25.3 million in 2016, 2015 and 2014, respectively.
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
Intellectual Property
We rely on a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2016, we held 148 patents and have 20 patent applications pending, compared to 135 patents and 33 patent applications pending as of December 31, 2015. These patents relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 19 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.

Employees
As of December 31, 2016, we had a total of 166 employees, all of which were full-time, compared to 215 employees as of December 31, 2015.
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
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2016, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
Although we recorded net income for the fiscal year ended December 31, 2010, we have otherwise incurred operating losses each year since 2004 and have an accumulated deficit of $375.3 million as of December 31, 2016. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we can maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor, TED, represented 24%, 31% and 29% of revenue for the years ended December 31, 2016, 2015, and 2014, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 82%, 83% and 60% of revenue for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had one account that represented 10% or more of accounts receivable. As of December 31, 2015 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
We do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.
Substantially all of our sales to date have been made on a purchase order basis, including sales made to Seiko Epson Corporation. We do not have any long-term commitments with any of our customers. As a result, our customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty. This, in turn, could cause our revenue to decline and materially and adversely affect our results of operations.

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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015 and December 15, 2016 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. As of December 15, 2016, the Revolving Line has a maturity date of December 29, 2017. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. For example, if we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure you that we will be in compliance with these conditions, covenants and representations when we may need to borrow funds under this facility, in which case we may need to seek alternative sources of funding, which may not be available quickly or which may be available only on less favorable terms. Our inability to raise the necessary funding in the event we need it could negatively affect our business. In addition, the amount available to us under this facility depends in part on our accounts receivable balance which could decrease due to a decrease in revenue.
This facility expires on December 29, 2017, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing in a timely manner or at all, or secure financing on terms that are acceptable to us.
If we are unable to generate sufficient cash from operations and are forced to seek additional financing alternatives, or in the event we acquire or make an investment in companies that complement our business, our working capital may be adversely affected and our shareholders may experience dilution or our operations may be impaired.
If we are unable to generate sufficient cash from operations, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. Additionally, from time to time, we may evaluate acquisitions of, or investments in, businesses, products or technologies that complement our business. Any such transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt and equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
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
As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $226.0 million and $11.5 million, respectively, which expire between 2017 and 2036. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100% , 100% and 94% of revenue for the years ended December 31, 2016, 2015, and 2014, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, or we may fail to realize the anticipated benefits of any such acquisition. The successful integration of any acquired business as well as the retention of personnel may require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, including in the case of acquisitions we may make outside of the United States, difficulty in operating in foreign countries or complying with foreign regulatory requirements, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. Any failure to successfully integrate any entity we acquire or any failure to achieve the anticipated benefits of any such acquisition could disrupt our business and seriously harm our financial condition.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples of changing industry standards include the growing use of broadband to deliver video content, increased display resolution and size, faster screen refresh rates, video capability such as High Dynamic Range, the proliferation of new display devices and the drive to network display devices together. Our failure to predict market needs accurately or to timely develop new competitively priced products or product enhancements that incorporate new industry standards and technologies, including integrated circuits with increasing levels of integration and new features, using smaller geometry process technologies, may harm market acceptance and sales of our products.
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
Establishing a relationship with a new contract manufacturer in the event of delays or increased prices would be costly and burdensome. The lead time to make such a change would be at least nine months, and the estimated time for us to adapt a product’s design to a particular contract manufacturer’s process is at least four months. Additionally, we have chosen, and may continue to choose new foundries to manufacture our wafers which in turn, may require us to modify our design methodology flow for the process technology and intellectual property cores of the new foundry. If we have to qualify a new foundry or packaging, assembly and testing supplier for any of our products or if we are unable to obtain our products from our contract manufacturers on schedule, at costs that are acceptable to us, or at all, we could incur significant delays in shipping products, our ability to satisfy customer demand could be harmed, our revenue from the sale of products may be lost or delayed and our customer relationships and ability to obtain future design wins could be damaged.
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
We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating associated revenue. Our work under these projects is technically challenging and places considerable demands on our limited resources, particularly on our most senior engineering talent. Additionally, the transition to smaller geometry process technologies continues to significantly increase the cost and complexity of new product development, particularly with regards to tooling, software tools, third party IP and engineering resources. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s system can take nine months or more. It can take an additional nine months or longer before a customer commences volume shipments of systems that incorporate our products, if at all. Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2016, we held 148 patents and had 20 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
The interest of our current or potential significant shareholders may conflict with other shareholders and they may attempt to effect changes or acquire control, which could adversely affect our results of operations and financial condition.
Our shareholders may from time to time engage in proxy solicitations, advance shareholder proposals, acquire control or otherwise attempt to effect changes, including by directly voting their shares on shareholder proposals. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. Additionally, uncertainty over our direction and leadership may negatively impact our relationship with our customers and make it more difficult to attract and retain qualified personnel and business partners. As a result, shareholder campaigns could adversely affect our results of operations and financial condition.
Future sales of our equity could result in significant dilution to our existing shareholders and depress the market price of our common stock.
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, we issued approximately 3.7 million and 3.0 million shares of our common stock in underwritten registered public offerings in August 2015 and August 2013, respectively. New equity securities issued by us could have rights, preferences or privileges senior to those of our common stock.

In addition, any such issuance by us or sales of our securities by our security holders, including by any of our affiliates, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities. For example, a number of shareholders, including John A. Kryzanowski and Heartland Advisors, Inc., own significant blocks of our common stock. If one or more of these shareholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected. This could result in further potential dilution to our existing shareholders and the impairment of our ability to raise capital through the sale of equity, debt or other securities.
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
In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2016, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and we currently have, and expect to continue to have, a total asset value of less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2016, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	77,000	Various dates through March 2020
California	Administration; engineering; sales	19,000	December 2018
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2017
Oregon	Administration	5,000	December 2019
Japan	Sales; customer support	3,000	January 2019

Item 3.	Legal Proceedings.
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

Fiscal 2016	High	Low
Fourth Quarter	$3.49	$2.17
Third Quarter	3.29	1.77
Second Quarter	2.48	1.55
First Quarter	2.58	1.22

Fiscal 2015	High	Low
Fourth Quarter	$3.89	$2.21
Third Quarter	6.33	3.40
Second Quarter	7.13	4.12
First Quarter	6.18	4.30
As of February 28, 2017, there were 70 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $3.96. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.
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

The graph assumes that $100 was invested in our common stock and each index on December 31, 2011. In accordance with guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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
In thousands, except per share data.

	Year ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data
Revenue, net	$53,390	$59,517	$60,923	$48,118	$59,710
Cost of revenue	28,322	30,224	29,142	21,708	29,862
Gross profit	25,068	29,293	31,781	26,410	29,848
Operating expenses:
Research and development	19,036	24,644	25,296	20,664	20,757
Selling, general and administrative	13,770	14,453	15,434	13,883	14,944
Restructuring	2,608	—	—	—	—
Total operating expenses	35,414	39,097	40,730	34,547	35,701
Loss from operations	(10,346)	(9,804)	(8,949)	(8,137)	(5,853)
Other expense, net	(406)	(446)	(493)	(405)	(412)
Loss before income taxes	(10,752)	(10,250)	(9,442)	(8,542)	(6,265)
Provision (benefit) for income taxes	355	320	518	328	(571)
Net loss	$(11,107)	$(10,570)	$(9,960)	$(8,870)	$(5,694)
Net loss per share - basic and diluted	$(0.39)	$(0.42)	$(0.44)	$(0.45)	$(0.31)
Weighted average shares outstanding - basic and diluted	28,276	25,088	22,766	19,816	18,252

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data
Cash and cash equivalents	$19,622	$26,591	$17,926	$20,805	$13,404
Working capital	16,545	21,796	11,470	15,163	10,508
Total assets	30,857	43,842	34,144	36,744	29,541
Long-term liabilities, net of current portion	2,074	2,773	3,570	2,878	3,776
Total shareholders’ equity	19,049	26,376	15,684	18,942	14,668

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
Pixelworks designs, develops and markets video processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-quality energy efficient digital video applications. Our products enable our customers to deliver the highest energy efficient video quality on their devices. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The rapid growth in video-capable consumption devices, especially mobile, has increased the demand for video display processing technology in recent years. Our technologies can be applied to a wide range of devices from large-screen projectors to low power mobile tablets and smartphones. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the application requirements. Our primary target markets include digital projection systems, tablets, and smartphones.
As of December 31, 2016, we had an intellectual property portfolio of 148 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 100%, 100% and 94% of revenue in 2016, 2015 and 2014, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.

Results of Operations
Year ended December 31, 2016 compared with year ended December 31, 2015, and year ended December 31, 2015 compared with year ended December 31, 2014.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2016 v. 2015		2015 v. 2014
	2016	2015	2014	$ change	% change	$ change	% change
Revenue, net	$53,390	$59,517	$60,923	$(6,127)	(10)%	$(1,406)	(2)%
2016 v. 2015
Net revenue decreased $6.1 million, or 10%, from 2015 to 2016. Revenue related to integrated circuit ("IC") product sales was $53.4 million and $59.5 million for 2016 and 2015, respectively. We did not record revenue related to licensing of intellectual property ("IP") for 2016 and revenue related to licensing of IP was negligible for 2015.
The $6.1 million decrease in IC product sales from 2015 to 2016, was primarily attributable to decreased unit sales into the digital projector market, which in turn was due to customers' efforts to adjust inventory levels. A decrease in overall average selling price ("ASP") in 2016 compared to 2015 also contributed to the overall decrease in revenue. The decrease in ASP was primarily due to increased unit sales into the mobile device market in 2016 compared to 2015.
As a result of implementing an end-of-life for our legacy products, primarily products sold into the TV & panel market, we expect revenue in excess of our normalized quarterly revenue during the first half of 2017. Taking into account seasonal order patterns, we expect this excess to equal approximately $9.0 million for the first quarter of 2017 and to equal approximately $5.0 million for the second quarter of 2017. In the second half of 2017, we expect revenue associated with sales into the TV & panel market to decline to zero following this fulfillment of end-of-life orders. Sales into the TV & panel market have been declining over the past several years and have ranged from $1.1 million to $1.5 million, per quarter, over the past four quarters.
2015 v. 2014
Net revenue decreased $1.4 million, or 2%, from 2014 to 2015. Revenue related to IC product sales was $59.5 million and $57.7 million for 2015 and 2014, respectively. Revenue related to licensing of IP was negligible for 2015 and was $3.2 million for 2014.
The $1.8 million increase in IC product sales from 2014 to 2015, was primarily attributable to increased unit sales into the digital projector and mobile device markets partially offset by decreased unit sales into the TV and panel market, which generally have a lower ASP than digital projector market products. The decrease in sales into the TV and panel market was due to a transition to lower volume niche products.
The $3.2 million of licensing revenue recorded in 2014 was due to achieving milestones under licensing agreements entered into during 2012 and 2013.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2016	% of revenue	2015	% of revenue	2014	% of revenue
Direct product costs and related overhead [1]	$26,376	49%	$29,843	50%	$28,402	47%
Restructuring	1,784	3%	—	0	—	0
Inventory charges [2]	(28)	0	199	0	267	0
Licensing costs [3]	—	0	—	0	146	0
Other cost of revenue [4]	190	0	182	0	327	1
Total cost of revenue	$28,322	53%	$30,224	51%	$29,142	48%
Gross profit	$25,068	47%	$29,293	49%	$31,781	52%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[3]	Includes direct labor costs and allocated overhead associated with licensing agreements.

[4]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.
2016 v. 2015
Cost of revenue increased to 53% of revenue in 2016 from 51% of revenue in 2015. The increase was primarily due to restructuring charges of $1.8 million recorded during 2016, primarily for the abandonment of tooling, inventory and licensed technology associated with markets we are no longer pursuing.
Our gross margin is subject to variability based on changes in revenue levels, recognition of licensing revenue and licensing costs, product mix, ASPs, startup costs, restructuring charges and the timing and execution of manufacturing ramps, as well as other factors.
2015 v. 2014
Cost of revenue increased to 51% of revenue in 2015 from 48% of revenue in 2014, primarily due to a decrease in the recognition of higher margin licensing revenue during 2015 compared to 2014.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense was as follows (in thousands):

	Year ended December 31,			2016 v. 2015		2015 v. 2014
	2016	2015	2014	$ change	% change	$ change	% change
Research and development	$19,036	$24,644	$25,296	$(5,608)	(23)%	$(652)	(3)%
2016 v. 2015
Research and development expense decreased $5.6 million from 2015 to 2016. The decrease was primarily due to a $2.7 million decrease in compensation expense primarily as a result of the restructuring plan that was executed in April 2016. The decrease was also due to the timing of development activities, which decreased non-recurring engineering expense and depreciation and amortization expense by $2.0 million in 2016 compared to 2015. Lastly, a $0.3 million decrease in stock-based compensation expense primarily due to the timing of awards granted and a $0.3 million decrease in facilities and information technology allocations also contributed to the decrease in research and development expense during this period.
2015 v. 2014
Research and development expense decreased $0.7 million from 2014 to 2015. The decrease was primarily due to a $0.5 million decrease in stock-based compensation expense primarily due to the timing of awards granted, and a $0.5 million decrease in depreciation and amortization expense due to the timing of development activities. These decreases were partially offset by a $0.2 million increase in facilities and information technology allocations. The decreases were also offset by a $0.1 million increase due to a benefit to research and development recognized in 2014 for a reduction in direct labor costs and allocated overhead associated with the utilization of research and development engineers on license revenue agreements; these costs were recorded in cost of revenue. There was no similar benefit to research and development in 2015.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2016 v. 2015		2015 v. 2014
	2016	2015	2014	$ change	% change	$ change	% change
Selling, general and administrative	$13,770	$14,453	$15,434	$(683)	(5)%	$(981)	(6)%
2016 v. 2015
Selling, general and administrative expense decreased $0.7 million from 2015 to 2016. The decrease was primarily due to a $0.2 million decrease in stock-based compensation expense due to the timing of awards granted as well as a general decrease across most other expense categories as we focused on cost management. Selling, general and administrative expense in 2016 also included largely offsetting expenses for severance and a reversal of stock-based compensation expense associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek.
2015 v. 2014
Selling, general and administrative expense decreased $1.0 million from 2014 to 2015. The decrease was primarily due to a $0.8 million decrease in stock-based compensation expense primarily due to the timing of awards granted, and a $0.2 million decrease in compensation expense primarily due to a decrease in headcount.

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
Restructuring expense for the years ended December 31, 2016, 2015 and 2014, was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Employee severance and benefits	$2,618	$—	$—
Write off of assets	1,744	—	—
Other	30	—	—
Total restructuring expense	$4,392	$—	$—

Included in cost of revenue	$1,784	$—	$—
Included in operating expenses	2,608	—	—
During 2016, we incurred expenses of $4.4 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits of $2.6 million and the abandonment of certain assets of $1.7 million. Through December 31, 2016, the cumulative amount incurred related to the restructuring plan is $4.4 million, of which $1.8 million is included in cost of revenue. We expect to incur negligible additional restructuring charges in 2017.
Interest expense and other, net
Interest expense and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Interest expense and other, net	$(406)	$(446)	$(493)

Interest expense and other, net consists of interest expense and interest income. The change over both periods is primarily due to the timing of software license contracts entered into with extended payment terms.
Provision for income taxes
The provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Provision for income taxes	$355	$320	$518
The income tax expense recorded for the year ended December 31, 2016 is comprised of $0.6 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.2 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations. The income tax expense recorded for the year ended December 31, 2015 is comprised of $0.6 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.3 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations. The income tax expense recorded for the year ended December 31, 2014 is comprised of $0.8 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.3 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
As of December 31, 2016 and 2015, we continue to record a full valuation allowance against our U.S. net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.

As of December 31, 2016, we have federal and state net operating loss carryforwards of approximately $226.0 million and $11.5 million, respectively, which will expire between 2017 and 2036. As of December 31, 2016, we have available federal and state research and experimentation tax credit carryforwards of approximately $8.6 million and $3.8 million, respectively, which begin expiring in 2019. We have a general foreign tax credit of $2.9 million which will begin expiring in 2017. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $7.0 million from $26.6 million at December 31, 2015 to $19.6 million at December 31, 2016. The net decrease resulted primarily from $3.0 million used to pay the outstanding balance on our line of credit, $2.1 million used for purchases of property and equipment and $1.4 million used for payments on other asset financings. The decrease was also due to $1.5 million used in operating activities primarily due to our net loss recorded in 2016, partially offset by changes in working capital. These decreases were partially offset by $1.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.

Total cash and cash equivalents increased $8.7 million from $17.9 million at December 31, 2014 to $26.6 million at December 31, 2015. The increase resulted primarily from $16.4 million in net proceeds from our underwritten registered public offering of our common stock (see "Equity offering"), as well as $1.0 million in proceeds from the issuances of common stock under our employee equity incentive plans, partially offset by $3.8 million used in operating activities primarily due to changes in working capital, $3.1 million used for purchases of property and equipment and licensed technology and $1.8 million used for payments on other asset financings.
As of December 31, 2016, our cash and cash equivalents balance of $19.6 million consisted of $1.6 million in cash and $18.0 million in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of December 31, 2016, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of December 31, 2016, we had total cash and cash equivalents of $19.6 million, of which approximately $1.6 million was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of December 31, 2016, we could access all cash held by our foreign subsidiaries without incurring significant cash taxes.
Accounts receivable, net
Accounts receivable, net decreased to $3.1 million at December 31, 2016 from $6.0 million at December 31, 2015. Average number of days sales outstanding decreased to 18 days at December 31, 2016 from 40 days at December 31, 2015. The decrease in accounts receivable and days sales outstanding was primarily due to normal fluctuations in the timing of sales and customer receipts within the fourth quarter of 2016, and the fourth quarter of 2015.
Inventories
Inventories decreased to $2.8 million at December 31, 2016 from $3.3 million at December 31, 2015. Inventory turnover increased to 10.1 at December 31, 2016 from 7.8 at December 31, 2015, primarily due to lower average inventory balances and increased cost of goods sold during the fourth quarter of 2016 compared to the fourth quarter of 2015. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.

Capital resources
Equity offering
On August 12, 2015, we completed the sale of 3,737,500 shares of common stock in an underwritten registered offering at a price to the public of $4.75 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses payable by us, were approximately $16.4 million.
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was later amended on December 14, 2012, December 4, 2013, December 18, 2015 and December 15, 2016 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 29, 2017. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2016, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of December 31, 2016, we had no outstanding borrowings under the Revolving Line. Short-term borrowings outstanding under the Revolving Line as of December 31, 2015 consisted of a non-formula advance of $3.0 million which was repaid within required terms.
Liquidity
As of December 31, 2016, we had no short- or long-term debt and our cash and cash equivalents balance was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2016, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.
Stock-Based Compensation. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options and market price for restricted stock units. The use of the Black-Scholes option pricing model, requires certain estimates, including an expected forfeiture rate and expected term of options granted. We also make decisions regarding the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the stock-based compensation expensed recognized. Additionally, any modification of an award that increases its fair value will require us to recognize additional expense.
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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2016 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,167	$2,329	$2,646	$192	$—
Payments on accrued balances related to asset financings	418	418	—	—	—
Estimated purchase commitments to contract manufacturers	9,226	9,226	—	—	—
Total [1]	$14,811	$11,973	$2,646	$192	$—

[1]
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
Interest Rate Risk
As of December 31, 2016, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pixelworks, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 8, 2017

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,622	$26,591
Accounts receivable, net	3,118	5,988
Inventories	2,803	3,266
Prepaid expenses and other current assets	736	644
Total current assets	26,279	36,489
Property and equipment, net	3,793	6,543
Other assets, net	785	810
Total assets	$30,857	$43,842
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,734	$2,944
Accrued liabilities and current portion of long-term liabilities	7,860	8,528
Current portion of income taxes payable	140	221
Short-term line of credit	—	3,000
Total current liabilities	9,734	14,693
Long-term liabilities, net of current portion	194	831
Income taxes payable, net of current portion	1,880	1,942
Total liabilities	11,808	17,466
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 28,885,795 and 27,764,208 shares issued and outstanding as of December 31, 2016 and 2015, respectively	394,296	390,520
Accumulated other comprehensive income	10	6
Accumulated deficit	(375,257)	(364,150)
Total shareholders' equity	19,049	26,376
Total liabilities and shareholders' equity	$30,857	$43,842
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue, net	$53,390	$59,517	$60,923
Cost of revenue (1)	28,322	30,224	29,142
Gross profit	25,068	29,293	31,781
Operating expenses:
Research and development (2)	19,036	24,644	25,296
Selling, general and administrative (3)	13,770	14,453	15,434
Restructuring	2,608	—	—
Total operating expenses	35,414	39,097	40,730
Loss from operations	(10,346)	(9,804)	(8,949)
Interest expense and other, net	(406)	(446)	(493)
Loss before income taxes	(10,752)	(10,250)	(9,442)
Provision for income taxes	355	320	518
Net loss	$(11,107)	$(10,570)	$(9,960)
Net loss per share - basic and diluted	$(0.39)	$(0.42)	$(0.44)
Weighted average shares outstanding - basic and diluted	28,276	25,088	22,766

(1) Includes:
Restructuring	$1,784	$—	$—
Stock-based compensation	190	196	262
Additional amortization of non-cancelable prepaid royalty	—	(14)	65
(2) Includes stock-based compensation	1,600	1,927	2,441
(3) Includes stock-based compensation	872	1,798	2,599
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(11,107)	$(10,570)	$(9,960)
Other comprehensive income (loss):
Foreign pension adjustment	6	(6)	112
Tax effect of pension adjustment	(2)	1	(19)
Total comprehensive loss	$(11,103)	$(10,575)	$(9,867)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(11,107)	$(10,570)	$(9,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,466	4,263	4,514
Stock-based compensation	2,662	3,921	5,302
Write off of certain assets to restructuring	1,744	—	—
Reversal of uncertain tax positions	(170)	(323)	(270)
Deferred income tax expense	22	23	89
Other	47	53	72
Changes in operating assets and liabilities:
Accounts receivable, net	2,870	(1,340)	113
Inventories	179	(368)	(1,235)
Prepaid expenses and other current and long-term assets, net	(166)	163	2,253
Accounts payable	(1,210)	(210)	1,827
Accrued current and long-term liabilities	101	346	(1,446)
Income taxes payable	27	195	429
Net cash provided by (used in) operating activities	(1,535)	(3,847)	1,688
Cash flows from investing activities:
Purchases of property and equipment	(2,144)	(3,012)	(2,861)
Purchases of licensed technology	—	(55)	—
Net cash used in investing activities	(2,144)	(3,067)	(2,861)
Cash flows from financing activities:
Payments on line of credit	(3,000)	—	—
Payments on asset financings	(1,367)	(1,767)	(3,013)
Proceeds from issuances of common stock under employee equity incentive plans	1,077	990	1,307
Net proceeds from equity offering	—	16,356	—
Net cash provided by (used in) financing activities	(3,290)	15,579	(1,706)
Net increase (decrease) in cash and cash equivalents	(6,969)	8,665	(2,879)
Cash and cash equivalents, beginning of period	26,591	17,926	20,805
Cash and cash equivalents, end of period	$19,622	$26,591	$17,926

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$437	$366	$213
Cash paid during the year for interest	139	104	193
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$—	$765	$3,381
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2013	22,006,932	362,644	(82)	(343,620)	18,942
Stock issued under employee equity incentive plans	1,213,602	1,307	—	—	1,307
Stock-based compensation expense	—	5,302	—	—	5,302
Net loss	—	—	—	(9,960)	(9,960)
Foreign pension adjustment, net of tax of $19	—	—	93	—	93
Balance as of December 31, 2014	23,220,534	369,253	11	(353,580)	15,684
Stock issued under employee equity incentive plans	806,174	990	—	—	990
Equity offering	3,737,500	16,356	—	—	16,356
Stock-based compensation expense	—	3,921	—	—	3,921
Net loss	—	—	—	(10,570)	(10,570)
Foreign pension adjustment, net of tax of $(1)	—	—	(5)	—	(5)
Balance as of December 31, 2015	27,764,208	390,520	6	(364,150)	26,376
Stock issued under employee equity incentive plans	1,121,587	1,077	—	—	1,077
Stock-based compensation expense	—	2,662	—	—	2,662
Other	—	37	—	—	37
Net loss	—	—	—	(11,107)	(11,107)
Foreign pension adjustment, net of tax of $2	—	—	4	—	4
Balance as of December 31, 2016	28,885,795	$394,296	$10	$(375,257)	$19,049
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION
Nature of Business
Pixelworks designs, develops and markets video processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-quality energy efficient digital video applications. Our products enable our customers to deliver the highest energy efficient video quality on their devices. Our core video display processing technology intelligently processes video signals from a variety of sources and optimizes the image for the viewer. The rapid growth in video-capable consumption devices, especially mobile, has increased the demand for video display processing technology in recent years. Our technologies can be applied to a wide range of devices from large-screen projectors to low power mobile tablets and smartphones. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the application requirements. Our primary target markets include digital projection systems, tablets, and smartphones.
As of December 31, 2016, we had an intellectual property portfolio of 148 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction losses were $153, $125 and $159 for the years ended December 31, 2016, 2015 and 2014, respectively.
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which consist of U.S. denominated money market funds totaled $17,960 and $25,343 as of December 31, 2016 and 2015, respectively.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.
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
The fair value of our stock option grants and purchase rights under our employee stock purchase plan are estimated as of the grant date using the Black-Scholes option pricing model which is affected by our estimates of the risk free interest rate, our expected dividend yield, expected term and the expected share price volatility of our common shares over the expected term. The fair value of our restricted stock awards are based on the market value of our stock on the date of grant, adjusted for the effect of estimated forfeitures.
Research and Development
Costs associated with research and development activities are expensed as incurred, except for items with alternate future uses which are capitalized and depreciated over their estimated useful lives.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of the following:

	December 31,
	2016	2015
Actuarial income on foreign pension obligation	$27	$28
Accumulated transition foreign pension obligation	(17)	(22)
Accumulated other comprehensive income	$10	$6
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements, for example, an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures. In addition, under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement. The standard is effective for the Company on January 1, 2017. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 will become effective for the Company on January 1, 2019. While we are currently assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in "Note 7: Commitments and Contingencies".
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective prospectively and is effective for the Company on January 1, 2017, with early adoption permitted. We do not expect the adoption of this update to materially impact our financial position, results of operations, or cash flows.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company on January 1, 2018. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements, however, we will continue to evaluate this assessment in 2017. We intend to adopt ASU 2014-09 on January 1, 2018. We have not yet selected a transition method, but expect to do so in 2017 upon completion of further analysis.

NOTE 3.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2016	2015
Accounts receivable, gross	$3,150	$6,048
Allowance for doubtful accounts	(32)	(60)
Accounts receivable, net	$3,118	$5,988
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$60	$301	$315
Additions charged (reductions credited)	(28)	9	2
Accounts written-off, net of recoveries	—	(250)	(16)
Balance at end of year	$32	$60	$301

Inventories
Inventories consist of the following:

	December 31,
	2016	2015
Finished goods	$1,707	$2,174
Work-in-process	1,096	1,092
Inventories	$2,803	$3,266
We recorded inventory write-downs, offset by sales of previously written-down inventory of $257 for the year ended December 31, 2016, of which $285 was included in restructuring and was related to the write off of inventory associated with markets we are no longer pursuing. We recorded inventory write-downs, offset by sales of previously written-down inventory of $199 and $267 for the years ended December 31, 2015 and 2014, respectively. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure, offset by sales of previously written-down inventory of $44, $8 and $56 for the years ended December 31, 2016, 2015 and 2014, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2016	2015
Equipment, furniture and fixtures	$10,070	$9,847
Software	6,295	8,226
Tooling	5,714	5,810
Leasehold improvements	2,337	2,337
	24,416	26,220
Accumulated depreciation and amortization	(20,623)	(19,677)
Property and equipment, net	$3,793	$6,543

Software amortization was $1,755, $2,127 and $2,282 for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,705, $1,483 and $1,293 for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $6, $653 and $939 for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2016	2015
Accrued commissions and royalties	$2,427	$2,220
Accrued payroll and related liabilities	2,169	2,419
Accrued interest payable	2,078	1,754
Current portion of accrued liabilities for asset financings	389	1,241
Accrued costs related to restructuring	60	—
Reserve for warranty returns	28	49
Other	709	845
Accrued liabilities and current portion of long-term liabilities	$7,860	$8,528
The following is a summary of the change in our reserve for warranty returns:

	Year Ended December 31,
	2016	2015	2014
Reserve for warranty returns:
Balance at beginning of year	$49	$105	$329
Provision (benefit)	6	(24)	(195)
Charge-offs	(27)	(32)	(29)
Balance at end of year	$28	$49	$105

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was later amended on December 14, 2012, December 4, 2013, December 18, 2015 and December 15, 2016 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 29, 2017. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender's prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on December 29, 2017, which is the scheduled maturity date for the Revolving Line.
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
As of December 31, 2016, we had no outstanding borrowings on the Revolving Line. Short-term borrowings outstanding under the Revolving Line as of December 31, 2015 consisted of a non-formula advance of $3,000 which was repaid within required terms. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2015 was 3.75%.

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
The following table presents information about our assets measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
As of December 31, 2016:
Money market funds	$17,960	$—	$—	$17,960
As of December 31, 2015:
Money market funds	$25,343	$—	$—	$25,343
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

NOTE 5: RESTRUCTURING
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

Total restructuring expense included in our statement of operations for the years ended December 31, 2016, 2015 and 2014 is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Cost of revenue — restructuring:
Tooling and inventory write offs	$1,679	$—	$—
Employee severance and benefits	105	—	—
	1,784	—	—

Operating expenses — restructuring:
Employee severance and benefits	$2,513	$—	$—
Licensed technology and other asset write offs	65	—	—
Other	30	—	—
	2,608	—	—
Total restructuring expense	$4,392	$—	$—

The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2016:

	Balance as of December 31, 2015	Expensed	Payments	Balance as of December 31, 2016
Employee severance and benefits	$—	$2,618	$(2,558)	$60
Other	—	30	(30)	—
Accrued costs related to restructuring	$—	$2,648	$(2,588)	$60

NOTE 6.    INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$(11,881)	$(11,675)	$(10,858)
Foreign	1,129	1,425	1,416
Domestic and foreign pre-tax loss	$(10,752)	$(10,250)	$(9,442)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$55	$55	$55
State	2	2	—
Foreign	276	240	374
Total current	333	297	429
Deferred:
Foreign	22	23	89
Total deferred	22	23	89
Income tax expense	$355	$320	$518

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	34%	34%	34%
Change in valuation allowance	(14)	(17)	(39)
Stock-based compensation	(13)	(7)	(2)
Expiration of tax attributes	(11)	(18)	(4)
State income taxes, net of federal tax benefit	2	3	3
Impact of foreign earnings	1	1	1
Tax contingencies, net of reversals	—	—	1
Other	(2)	1	1
Effective income tax rate	(3)%	(3)%	(5)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$77,357	$73,903
Research and experimentation credit carryforwards	11,849	11,688
Foreign tax credit carryforwards	3,575	3,884
Deferred stock-based compensation	1,705	2,623
Depreciation and amortization	1,241	1,800
Reserves and accrued expenses	623	606
Capital loss carryforwards	—	358
Other	438	490
Total gross deferred tax assets	96,788	95,352
Deferred tax liabilities:
Foreign earnings	(327)	(376)
Other	(269)	(317)
Total gross deferred tax liabilities	(596)	(693)
Less valuation allowance	(96,079)	(94,524)
Net deferred tax assets	$113	$135
With the adoption of Accounting Standards Update No. 2015-17 in the fourth quarter of 2015, we were required to classify all deferred tax assets and liabilities, and any related valuation allowance, as non-current on the balance sheet. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of 2015 and prior periods in the consolidated balance sheets were not retrospectively adjusted. Therefore, we have not classified any portion of our net deferred tax asset balance as current as of December 31, 2016 and 2015. The non-current portion of the net deferred tax asset balance was $113 and $135 as of December 31, 2016 and 2015, respectively, and is included in other assets, net in our consolidated balance sheets.
ASU 2016-09 is effective for the Company on January 1, 2017. Due to the full valuation allowance on the U.S. net deferred tax assets, we do not expect the adoption of this update to impact our financial position, results of operations, or cash flows.
We continue to record a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2016 and 2015 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance increased $1,555, increased $1,732 and increased $3,656 for the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, we had federal and state net operating loss carryforwards of $225,989 and $11,490 respectively, which will expire between 2017 and 2036. As of December 31, 2016, we had available federal and state research and experimentation tax credit carryforwards of $8,555 and $3,821, respectively, which will begin expiring in 2019. We have a general foreign tax credit of $2,895 which will begin expiring in 2017. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.
We had undistributed earnings of foreign subsidiaries of $2,856 as of December 31, 2016, for which we have recorded a deferred tax liability.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15% through 2018.

On December 18, 2015, the Protecting Americans From Tax Hikes Act of 2015 was enacted, which permanently extended the research and development tax credit retroactively, beginning on January 1, 2015.
Uncertain Tax Positions
We have recorded tax reserves to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2016 the amount of our uncertain tax positions was a liability of $1,419 and a reduction to deferred tax assets of $560. As of December 31, 2015, the amount of our uncertain tax positions was a liability of $1,519 and a reduction to deferred tax assets of $473.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2016	2015
Uncertain tax positions:
Balance at beginning of year	$1,863	$1,646
Accrual for positions taken in a prior year	(126)	135
Accrual for positions taken in current year	257	299
Reversals due to lapse of statute of limitations	(108)	(217)
Balance at end of year	$1,886	$1,863
Interest and penalties:
Balance at beginning of year	$129	$226
Accrual for positions taken in prior year	7	9
Accrual for positions taken in current year	19	—
Reversals due to lapse of statute of limitations	(62)	(106)
Balance at end of year	$93	$129
During the years ended December 31, 2016, 2015 and 2014, we recognized $26, $9 and $17, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $191 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2013, 2012 and 2009, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2016.

NOTE 7.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $722, $826 and $977 for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made no contributions to the 401(k) plan during the years ended December 31, 2016, 2015 or 2014.
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
As of December 31, 2016, future minimum payments under non-cancelable software licenses and operating lease agreements are as follows:

Year Ending December 31,	Software licenses	Operating leases	Total
2017	$418	$2,329	$2,747
2018	—	1,732	1,732
2019	—	914	914
2020	—	192	192
	418	$5,167	$5,585
Less: Interest component	(29)
Present value of minimum software license payments	389
Less: Current portion	(389)
Long-term portion of obligations	$—
Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1,770, $1,735 and $1,740, respectively.

Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2016, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(11,107)	$(10,570)	$(9,960)
Weighted average shares outstanding - basic and diluted	28,276	25,088	22,766
Net loss per share - basic and diluted	$(0.39)	$(0.42)	$(0.44)
The following weighted average shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Employee equity incentive plans	4,982	4,248	4,346
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan.

NOTE 9.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2016 and 2015.
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
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended on certain occasions, most recently on May 11, 2016 when our shareholders approved an increase to the total number of authorized shares to 10,683,333 shares. The 2006 Plan replaced our previously existing stock incentive plans including our 1997 Stock Incentive Plan, as amended, our 2001 Nonqualified Stock Option Plan, the Equator Technologies, Inc. 1996 Stock Incentive Plan, as amended, and Equator Technologies, Inc. stand-alone option plans (collectively, "Old Stock Incentive Plans"). Upon adoption of the 2006 Plan, no additional options could be issued under the Old Stock Incentive Plans and as of December 31, 2016, there were no longer any outstanding awards previously granted under the Old Stock Incentive Plans. As of December 31, 2016, 1,055,704 shares were available for grant under the 2006 Plan.
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
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2015:	3,057,120	$2.98
Granted	704,750	2.34
Exercised	(450,028)	1.83
Canceled and forfeited	(30,458)	4.95
Expired	(775,682)	4.65
Options outstanding as of December 31, 2016:	2,505,702	$2.46

The following table summarizes information about options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2016	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2016	Weighted average exercise price
$0.60 - $1.97	668,317	3.11	$1.06	468,317	$0.67
2.00 - 2.36	537,470	0.98	2.32	529,534	2.33
2.37 - 2.95	553,136	4.50	2.59	102,032	2.86
2.98 - 3.48	589,778	0.82	3.33	589,278	3.33
3.89 - 8.56	157,001	1.12	5.19	143,566	5.17
$0.60 - $8.56	2,505,702	2.30	$2.46	1,832,727	$2.48
During the years ended December 31, 2016, 2015 and 2014 the total intrinsic value of options exercised was $481, $440 and $979, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2016, options outstanding had a total intrinsic value of $1,553.

Options outstanding that have vested and are expected to vest as of December 31, 2016 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	1,832,727	$2.48	1.22	$1,257
Expected to vest	553,285	2.42	5.19	242
Total	2,386,012	$2.46	2.14	$1,499
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2016, 2015 and 2014 we granted 1,572,519, 530,735, and 737,797 shares, respectively, of restricted stock with a weighted average grant date fair value of $2.21, $4.31, and $6.94 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2015:	918,676	$5.62
Granted	1,572,519	2.21
Vested	(529,926)	4.40
Canceled	(262,769)	5.04
Unvested at December 31, 2016:	1,698,500	$2.93
Expected to vest after December 31, 2016	1,433,081	$2.93
Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2016, 2015 and 2014, we issued 141,633, 92,899 and 101,201 shares, respectively for proceeds of $252, $352 and $274, respectively, under the ESPP.

Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Stock Option Plans:
Risk free interest rate	1.37%	1.52%	1.64%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.00	5.00	5.00
Volatility	74%	68%	73%
Employee Stock Purchase Plan:
Risk free interest rate	0.20%	0.28%	0.22%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.12	1.10	1.02
Volatility	84%	89%	82%

The weighted average fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $1.41, $2.93 and $3.50, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2016, unrecognized stock-based compensation expense is $3,049, which is expected to be recognized as stock-based compensation expense over a weighted average period of 2.80 years.

NOTE 10.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2016	2015	2014
Japan	$44,186	$50,436	$36,062
Taiwan	5,095	5,909	8,266
China	1,616	765	5,761
Korea	963	942	3,256
Europe	634	611	2,609
U.S.	84	167	3,656
Other	812	687	1,313
	$53,390	$59,517	$60,923

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2016	2015	2014
Distributors:
All distributors	43%	48%	63%
Distributor A	24%	31%	29%
End Customers: [1]
Top five end customers	82%	83%	60%
End customer A	53%	47%	22%
End customer B	8%	13%	13%
End customer C	8%	8%	10%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2016	2015
Account X	54%	49%
Account Y	5%	34%

NOTE 11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2016
Revenue, net	$11,167	$12,580	$13,656	$15,987
Gross profit	3,592	6,415	6,557	8,504
Income (loss) from operations	(8,486)	(1,336)	(960)	436
Income (loss) before income taxes	(8,585)	(1,443)	(1,059)	335
Net income (loss)	(8,642)	(1,560)	(1,242)	337
Net income (loss) per share:
Basic	(0.31)	(0.06)	(0.04)	0.01
Diluted	(0.31)	(0.06)	(0.04)	0.01
2015
Revenue, net	$14,392	$15,078	$16,570	$13,477
Gross profit	6,967	7,234	8,278	6,814
Loss from operations	(3,238)	(2,455)	(1,201)	(2,910)
Loss before income taxes	(3,345)	(2,560)	(1,306)	(3,039)
Net loss	(3,364)	(2,796)	(1,243)	(3,167)
Net loss per share - basic and diluted	(0.14)	(0.12)	(0.05)	(0.11)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2016, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pixelworks, Inc.:
We have audited Pixelworks, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pixelworks, Inc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 8, 2017

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Election of Directors - Director Nominees for Election" and "Information about our Executive Officers" in our Proxy Statement for our 2017 Annual Meeting of Shareholders (the "2017 Proxy Statement") to be filed within 120 days after December 31, 2016 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information is incorporated by reference from the Section called "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement.

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

We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The members of the audit committee are Daniel Heneghan, Chairman, C. Scott Gibson and Richard Sanquini. The audit committee has the responsibility and authority described in the Pixelworks, Inc. Charter of the Audit Committee of the Board of Directors, which has been approved by our board of directors. A copy of the audit committee charter is available on our website at www.pixelworks.com. Our board of directors has determined that Mr. Heneghan, Mr. Gibson and Mr. Sanquini meet the independence requirements set forth in Rule 10A-3(b)(1) under the Exchange Act and in the applicable rules of the NASDAQ. In addition, our board of directors has determined that Mr. Heneghan, Mr. Gibson and Mr. Sanquini each qualify as an audit committee financial expert as defined by Securities and Exchange Commission rules.

Item 11.	Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Compensation Committee Report", "Executive Compensation", "Executive Compensation - Compensation Discussion and Analysis" and "Information About Our Board of Directors - Director Compensation" in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information about our Equity Compensation Plans" in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Transactions" and "Information About Our Board of Directors" in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption "Information About Our Independent Registered Public Accounting Firm" in our 2017 Proxy Statement and is incorporated herein by reference.

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

10.15	Employment Agreement with Stephen Domenik dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.16	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.17	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.18	Change of Control Severance Agreement effective January 4, 2016, by and between Pixelworks, Inc. and Todd A. DeBonis. +

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

10.22
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

10.25	Second Amendment to Lease, dated May 18, 2016, by and between Kalberer Company and Pixelworks, Inc.

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

10.30
Amendment No. 4 dated December 15, 2016 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 19, 2016).

10.31	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

10.32	Advisory Agreement between Pixelworks, Inc. and David J. Tupman dated July 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed March 5, 2014).

23	Consent of KPMG LLP.

24.1	Power of Attorney (see page 74 of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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
Item 16.     Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated:	March 8, 2017	By:	/s/ Todd A. DeBonis
Todd A. DeBonis
President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd A. DeBonis and Steven L. Moore, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer
Todd A. DeBonis	(Principal Executive Officer)	March 8, 2017

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
Steven L. Moore		March 8, 2017

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 8, 2017

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 8, 2017

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 8, 2017

/s/ David J. Tupman	Director
David J. Tupman		March 8, 2017

EXHIBIT INDEX

Exhibit Number	Description

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

10.15	Employment Agreement with Stephen Domenik dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.16	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.17	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.18	Change of Control Severance Agreement effective January 4, 2016, by and between Pixelworks, Inc. and Todd A. DeBonis. +

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

10.22
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

10.25	Second Amendment to Lease, dated May 18, 2016, by and between Kalberer Company and Pixelworks, Inc.

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

10.30
Amendment No. 4 dated December 15, 2016 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 19, 2016).

10.31	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

10.32	Advisory Agreement between Pixelworks, Inc. and David J. Tupman dated July 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 4, 2014).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed March 5, 2014).

23	Consent of KPMG LLP.

24.1	Power of Attorney (see page 74 of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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