Form 10-Q
period 2017-03-31
PIXELWORKS, INC
filed 2017-05-05
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
  ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of April 28, 2017: 29,558,413.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,640	$19,622
Accounts receivable, net	9,608	3,118
Inventories	2,478	2,803
Prepaid expenses and other current assets	5,258	736
Total current assets	36,984	26,279
Property and equipment, net	5,528	3,793
Other assets, net	760	785
Total assets	$43,272	$30,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,225	$1,734
Accrued liabilities and current portion of long-term liabilities	14,187	7,860
Current portion of income taxes payable	460	140
Total current liabilities	15,872	9,734
Long-term liabilities, net of current portion	1,240	194
Income taxes payable, net of current portion	1,844	1,880
Total liabilities	18,956	11,808
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	396,786	394,296
Accumulated other comprehensive income	10	10
Accumulated deficit	(372,480)	(375,257)
Total shareholders’ equity	24,316	19,049
Total liabilities and shareholders’ equity	$43,272	$30,857
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue, net	$22,710	$11,167
Cost of revenue (1)	10,318	7,575
Gross profit	12,392	3,592
Operating expenses:
Research and development (2)	4,906	5,675
Selling, general and administrative (3)	4,139	3,865
Restructuring	—	2,538
Total operating expenses	9,045	12,078
Income (loss) from operations	3,347	(8,486)
Interest expense and other, net	(93)	(99)
Income (loss) before income taxes	3,254	(8,585)
Provision for income taxes	433	57
Net income (loss)	$2,821	$(8,642)
Net income (loss) per share:
Basic	$0.10	$(0.31)
Diluted	$0.09	$(0.31)
Weighted average shares outstanding:
Basic	29,283	27,936
Diluted	31,146	27,936

(1) Includes:
Stock-based compensation	$53	$44
Restructuring	—	1,723
(2) Includes stock-based compensation	314	429
(3) Includes stock-based compensation	422	(107)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,821	$(8,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	839	990
Stock-based compensation	789	366
Reversal of uncertain tax positions	(176)	(170)
Write off of certain assets to restructuring	—	1,744
Other	53	33
Changes in operating assets and liabilities:
Accounts receivable, net	(6,490)	294
Inventories	325	785
Prepaid expenses and other current and long-term assets, net	(4,261)	(35)
Accounts payable	(673)	(1,778)
Accrued current and long-term liabilities	5,123	2,905
Income taxes payable	460	31
Net cash used in operating activities	(1,190)	(3,477)
Cash flows from investing activities:
Purchases of property and equipment	(406)	(148)
Net cash used in investing activities	(406)	(148)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,657	143
Payments on asset financings	(43)	(174)
Net cash provided by (used in) financing activities	1,614	(31)
Net increase (decrease) in cash and cash equivalents	18	(3,656)
Cash and cash equivalents, beginning of period	19,622	26,591
Cash and cash equivalents, end of period	$19,640	$22,935

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$122	$159
Cash paid during the period for interest	3	17
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,955	$—
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
As of March 31, 2017, we had an intellectual property portfolio of 153 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2017 and 2016 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2017, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2017.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three month periods ended March 31, 2017 and 2016, aside from our net income (loss), there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements, for example, an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures. In addition, under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement. We adopted ASU 2016-09 on January 1, 2017, which included a policy election to account for forfeitures as they occur, and resulted in a cumulative-effect adjustment to retained earnings of $44. In addition, upon adoption the balance of the unrecognized excess tax benefits were recognized and the impact was recorded to retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. net deferred tax assets, this change did not impact our financial position, results of operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 will become effective for the Company on January 1, 2019. While we are currently assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted ASU 2015-11 on January 1, 2017 and it did not have a material impact our financial position, results of operations, or cash flows.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company on January 1, 2018. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements, however, we will continue to evaluate this assessment in 2017. We intend to adopt ASU 2014-09 on January 1, 2018 and we have tentatively selected the modified retrospective transition method.
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
Accounts receivable consists of the following:

	March 31, 2017	December 31, 2016
Accounts receivable, gross	$9,706	$3,150
Less: allowance for doubtful accounts	(98)	(32)
Accounts receivable, net	$9,608	$3,118

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$32	$60
Additions charged (reductions credited)	66	(1)
Balance at end of period	$98	$59

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2017	December 31, 2016
Finished goods	$1,611	$1,707
Work-in-process	867	1,096
Inventories	$2,478	$2,803

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
Gross carrying amount	$26,632	$24,416
Less: accumulated depreciation and amortization	(21,104)	(20,623)
Property and equipment, net	$5,528	$3,793

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2017	December 31, 2016
Deferred research and development reimbursement	$3,586	$—
Accrued commissions and royalties	2,688	2,427
Accrued interest payable	2,183	2,078
Accrued payroll and related liabilities	2,106	2,169
Current portion of accrued liabilities for asset financings	1,471	389
Liability for warranty returns	31	28
Accrued costs related to restructuring	—	60
Other	2,122	709
Accrued liabilities and current portion of long-term liabilities	$14,187	$7,860

The following is the change in our liability for warranty returns:

	Three Months Ended
	March 31,
	2017	2016
Liability for warranty returns:
Balance at beginning of period	$28	$49
Provision (benefit)	5	(2)
Charge-offs	(2)	(14)
Balance at end of period	$31	$33

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015 and December 15, 2016 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 29, 2017. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2017, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of March 31, 2017 and December 31, 2016, we had no outstanding borrowings under the Revolving Line.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
As of March 31, 2017:
Money market funds	$18,132	$—	$—	$18,132

As of December 31, 2016:
Money market funds	$17,960	$—	$—	$17,960
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

Total restructuring expense included in our statement of operations for the three month periods ended March 31, 2017 and 2016 is comprised of the following:

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue — restructuring:
Tooling and inventory write offs	—	1,679
Employee severance and benefits	—	44
	—	1,723

Operating expenses — restructuring:
Employee severance and benefits	$—	$2,459
Licensed technology and other assets write offs	—	65
Other	—	14
	—	2,538
Total restructuring expense	$—	$4,261

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2017:

	Balance as of December 31, 2016	Expensed	Payments	Balance as of March 31, 2017
Employee severance and benefits	$60	$—	$(60)	$—
Accrued costs related to restructuring	$60	$—	$(60)	$—

NOTE 5: RESEARCH AND DEVELOPMENT
During the first quarter of 2017, we entered into a best efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first quarter of 2017, we recognized an offset to research and development expense of $414.

NOTE 6: INCOME TAXES
The provision for income taxes during the 2017 and 2016 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $176 and $170 during the first three months of 2017 and 2016, respectively.

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
As of March 31, 2017 and December 31, 2016, the amount of our uncertain tax positions was a liability of $1,304 and $1,419, respectively, and a reduction to deferred tax assets of $639 and $560, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $16 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
We adopted ASU 2016-09 on January 1, 2017. We have excess tax benefits for which a benefit could not be previously recognized of $485. Upon adoption, this balance was recognized and the impact was recorded to retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. net deferred tax assets, this change did not impact our financial position, results of operations or cash flows.

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$2,821	$(8,642)
Weighted average shares outstanding - basic	29,283	27,936
Dilutive effect of employee equity incentive plans	1,863	—
Diluted weighted average shares outstanding	31,146	27,936

Net income (loss) per share:
Basic	$0.10	$(0.31)
Diluted	$0.09	$(0.31)

The following weighted average shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Employee equity incentive plans	586	4,367
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2017	2016
Japan	$15,194	$9,446
Taiwan	3,869	1,034
Europe	1,936	159
Korea	787	174
China	276	181
United States	121	45
Other	527	128
	$22,710	$11,167

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2017	2016
Distributors:
All distributors	56%	37%
Distributor A	27%	20%
End customers: [1]
Top five end customers	68%	84%
End customer A	35%	59%
End customer B	14%	7%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2017	December 31, 2016
Account W	25%	54%
Account X	25%	5%
Account Y	17%	1%
Account Z	12%	8%

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2017, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin, any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our research and development costs and related offsets and reimbursements related to our co-development agreement; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets and our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, including our expectations as to the impact of implementing our end-of-life for certain products, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of March 31, 2017, we had an intellectual property portfolio of 153 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2017 v. 2016
	2017	2016	$ Change	% Change
Revenue, net	$22,710	$11,167	$11,543	103%

Net revenue increased $11.5 million, or 103%, in the first quarter of 2017 compared to the first quarter of 2016. Revenue recorded in the first quarter of 2017 and 2016 related to sales of integrated circuit products.
The increase in revenue in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to an 87% increase in units sold into the digital projector market and a 218% increase in units sold into the TV and panel market. These increases were primarily the result of implementing an end-of-life for our legacy products. Revenue attributable to end-of-life products in the first quarter of 2017 was $9.2 million. Also contributing to the increase in the first quarter of 2017 compared to the first quarter of 2016 was an increase in products sold into the digital projector market primarily due to lower sales in the first quarter of 2016 due to customers' efforts to adjust inventory levels within the digital projector market.
We expect revenue in excess of our normalized quarterly revenue during the second quarter of 2017 to equal approximately $5.1 million as a result of end-of-life product sales. In the second half of 2017, we expect revenue associated with sales into the TV and panel market to decline to zero following this fulfillment of end-of-life orders. Sales into the TV and panel market have been declining over the past several years and have ranged from $1.1 million to $1.5 million, per quarter, over the past four quarters.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	% of revenue	2016	% of revenue
Direct product costs and related overhead [1]	$10,108	45%	$5,786	52%
Inventory charges [2]	157	1	22	0
Other cost of revenue [3]	53	0	44	0
Restructuring	—	0	1,723	15
Total cost of revenue	$10,318	45%	$7,575	68%
Gross profit	$12,392	55%	$3,592	32%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market.

[3]	Includes stock-based compensation.
Gross profit margin was 55% in the first quarter of 2017 compared to 32% in the first quarter of 2016. The overall increase in gross profit margin was primarily due to restructuring charges of $1.7 million in the first quarter of 2016, primarily for the abandonment of tooling, inventory and licensed technology associated with markets we are no longer pursuing.
Direct product costs and related overhead was 45% of revenue in the first quarter of 2017 compared to 52% of revenue in the first quarter of 2016. The decrease in direct product costs and related overhead as a percentage of revenue was primarily due to shipments in the first quarter of 2017 related to an end-of-life for our legacy products. Many of these legacy products have lower direct product costs compared to our other products. This decrease contributed to the overall increase in gross profit margin in the first quarter of 2017 compared to the first quarter of 2016.
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

Co-development agreement
During the first quarter of 2017, we entered into a best efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first quarter of 2017, we recognized an offset to research and development expense of $0.4 million.
During the remainder of 2017, we expect to record an offset to research and development expense of $3.6 million for the remaining deferred research and development reimbursement.
Research and development expense for the three month periods ended March 31, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2017 v. 2016
	2017	2016	$ Change	% Change
Research and development	$4,906	$5,675	$(769)	(14)%
Research and development expense decreased $0.8 million, or 14%, in the first quarter of 2017 compared to the first quarter of 2016. The decrease was primarily due to a decrease in compensation expense primarily due to the restructuring plan that was executed in April 2016, partially offset by an increased management bonus accrual. The first quarter of 2017 also included a benefit of $0.4 million related to the co-development agreement. This benefit was partially offset by an increase in non-recurring engineering expense of $0.5 million, partially due to the development activities related to the co-development agreement.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three month periods ended March 31, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2017 v. 2016
	2017	2016	$ Change	% Change
Selling, general and administrative	$4,139	$3,865	$274	7%
Selling, general and administrative expense increased $0.3 million, or 7% in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily the result of an increase in compensation expense due to an increased management bonus accrual. The first quarter of 2016 also included largely offsetting expenses for severance and a reversal of stock-based compensation expense, associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek.

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
Restructuring expense for the three month periods ended March 31, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Employee severance and benefits	$—	$2,503
Write off of assets	—	1,744
Other	—	14
Total restructuring expense	$—	$4,261

Included in cost of revenue	$—	$1,723
Included in operating expenses	—	2,538
During the first quarter of 2016, we incurred expenses of $4.3 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits of $2.5 million and the abandonment of certain assets of $1.7 million. Through March 31, 2017, the cumulative amount incurred related to the restructuring plan is $4.4 million, of which $1.8 million is included in cost of revenue. Our restructuring plan was complete at the end of 2016 and we did not incur any further restructuring charges related to the plan during the first quarter of 2017.
Provision for income taxes
The provision for income taxes during the 2017 and 2016 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.2 million and $0.2 million in the first three months of 2017 and the first three months of 2016, respectively.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents were $19.6 million at March 31, 2017 and $19.6 million at December 31, 2016. The consistent balance in cash and cash equivalents at the end of both periods was due to $1.7 million in proceeds from the issuances of common stock under our employee equity incentive plans, offset by $1.2 million used in operating activities, $0.4 million used for purchases of property and equipment and $0.1 million in payments on other asset financings, during the first quarter of 2017.
As of March 31, 2017, our cash and cash equivalents balance consisted of $1.5 million in cash and $18.1 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2017, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of March 31, 2017, approximately $1.5 million of our cash and cash equivalents balance was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of March 31, 2017, we could access all cash held by our foreign subsidiaries without incurring significant tax liability.
Accounts receivable, net
Accounts receivable, net increased to $9.6 million as of March 31, 2017 from $3.1 million as of December 31, 2016. The average number of days sales outstanding increased to 38 days as of March 31, 2017 from 18 days as of December 31, 2016. The increases in accounts receivable and days sales outstanding were due to the majority of shipments related to our end-of-life on legacy products occurring at the end of the quarter.
Inventories
Inventories decreased to $2.5 million as of March 31, 2017 from $2.8 million as of December 31, 2016. Inventory turnover increased to 15.6 as of March 31, 2017 from 10.1 as of December 31, 2016, primarily due to lower average inventory balances and increased cost of goods sold during the first quarter of 2017 compared to the fourth quarter of 2016. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015 and December 15, 2016 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 29, 2017. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide the Company with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2017, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of March 31, 2017 and December 31, 2016, we had no outstanding borrowings under the Revolving Line.

Liquidity
As of March 31, 2017, we had no short-term or long-term debt and our cash and cash equivalents balance of $19.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
A summary of our contractual obligations as of March 31, 2017 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,604	$2,177	$2,427	$—	$—
Payments on accrued balances related to asset financings	2,453	1,529	924	—	—
Estimated purchase commitments to contract manufacturers	8,048	8,048	—	—	—
Total [1]	$15,105	$11,754	$3,351	$—	$—

[1]
We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $1.8 million of income taxes payable has been excluded from the table above.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of March 31, 2017, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 27%, 24% and 31% of revenue for the three month period ended March 31, 2017 and the years ended December 31, 2016 and 2015, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 68%, 82% and 83% of revenue for the three month period ended March 31, 2017 and the years ended December 31, 2016 and 2015, respectively. As of March 31, 2017 we had four accounts that represented 10% or more of accounts receivable. As of December 31, 2016 we had one account that represented 10% or more of accounts receivable. With the exception of recent end-of-life orders, all of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 99%, 100% and 100% of revenue for the three month period ended March 31, 2017 and the years ended December 31, 2016 and 2015, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC, Taiwan, or Singapore. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to conduct a reasonable inquiry to determine the origin of certain materials used in our products and disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. There are costs associated with complying with these rules, including costs incurred to conduct inquiries to determine the sources of any materials containing conflict minerals used in our products, to fulfill our reporting requirements and to develop and implement potential changes to products, processes or sources of supply if it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries. The implementation of these rules could also affect the sourcing, supply and pricing of materials used in our products. For example, there may only be a limited number of suppliers offering “conflict free” materials, we cannot be sure that we will be able to obtain necessary "conflict free" materials from such suppliers in sufficient quantities or at reasonable prices. In addition, we may face reputational challenges if we determine that any of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we may implement.

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., Spreadtrum Communications, Inc, STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2017, we held 153 patents and had 15 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

PIXELWORKS, INC.

Dated:	May 5, 2017	/s/ Steven L. Moore
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