Form 10-Q
period 2017-06-30
PIXELWORKS, INC
filed 2017-08-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of August 10, 2017: 33,803,671.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$32,246	$19,622
Accounts receivable, net	5,676	3,118
Inventories	1,954	2,803
Prepaid expenses and other current assets	1,341	736
Total current assets	41,217	26,279
Property and equipment, net	4,636	3,793
Other assets, net	781	785
Total assets	$46,634	$30,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,516	$1,734
Accrued liabilities and current portion of long-term liabilities	13,241	7,860
Current portion of income taxes payable	989	140
Total current liabilities	16,746	9,734
Long-term liabilities, net of current portion	1,029	194
Income taxes payable, net of current portion	2,046	1,880
Total liabilities	19,821	11,808
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock	—	—
Common stock	398,019	394,296
Accumulated other comprehensive income	10	10
Accumulated deficit	(371,216)	(375,257)
Total shareholders’ equity	26,813	19,049
Total liabilities and shareholders’ equity	$46,634	$30,857
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net	$20,721	$12,580	$43,431	$23,747
Cost of revenue (1)	9,520	6,165	19,838	13,740
Gross profit	11,201	6,415	23,593	10,007
Operating expenses:
Research and development (2)	4,501	4,504	9,407	10,179
Selling, general and administrative (3)	4,660	3,180	8,799	7,045
Restructuring	—	67	—	2,605
Total operating expenses	9,161	7,751	18,206	19,829
Income (loss) from operations	2,040	(1,336)	5,387	(9,822)
Interest expense and other, net	(107)	(107)	(200)	(206)
Income (loss) before income taxes	1,933	(1,443)	5,187	(10,028)
Provision for income taxes	669	117	1,102	174
Net income (loss)	$1,264	$(1,560)	$4,085	$(10,202)
Net income (loss) per share:
Basic	$0.04	$(0.06)	$0.14	$(0.36)
Diluted	$0.04	$(0.06)	$0.13	$(0.36)
Weighted average shares outstanding:
Basic	29,766	28,167	29,526	28,051
Diluted	31,974	28,167	31,601	28,051

(1) Includes:
Stock-based compensation	$69	$46	$122	$90
Restructuring	—	27	—	1,750
(2) Includes stock-based compensation	362	392	676	821
(3) Includes:
Acquisition-related costs	730	—	894	—
Stock-based compensation	519	268	941	161
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,085	$(10,202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,814	1,822
Stock-based compensation	1,739	1,072
Reversal of uncertain tax positions	(191)	(170)
Write off of certain assets to restructuring	—	1,744
Other	58	37
Changes in operating assets and liabilities:
Accounts receivable, net	(2,558)	2,142
Inventories	849	(362)
Prepaid expenses and other current and long-term assets, net	(328)	(104)
Accounts payable	728	(1,412)
Accrued current and long-term liabilities	4,714	355
Income taxes payable	1,206	66
Net cash provided by (used in) operating activities	12,116	(5,012)
Cash flows from investing activities:
Purchases of property and equipment	(829)	(256)
Net cash used in investing activities	(829)	(256)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,940	143
Payments on asset financings	(603)	(716)
Payments on line of credit	—	(3,000)
Net cash provided by (used in) financing activities	1,337	(3,573)
Net increase (decrease) in cash and cash equivalents	12,624	(8,841)
Cash and cash equivalents, beginning of period	19,622	26,591
Cash and cash equivalents, end of period	$32,246	$17,750

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$153	$238
Cash paid during the period for interest	10	81
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,955	$—
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
As of June 30, 2017, we had an intellectual property portfolio of 155 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2017 and 2016 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2017, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2017.
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and six month periods ended June 30, 2017 and 2016, aside from our net income (loss), there were no other items of comprehensive income or loss and therefore the Company has not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 will become effective for the Company on January 1, 2018, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. We will continue to have the option to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. ASU 2017-04 will become effective for the Company on January 1, 2020, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements, for example, an accounting policy election may be made to account for forfeitures as they occur, rather than based on an estimate of future forfeitures. In addition, under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement. We adopted ASU 2016-09 on January 1, 2017, which included a policy election to account for forfeitures as they occur, and resulted in a cumulative-effect adjustment to retained earnings of $44 as of January 1, 2017. In addition, upon adoption the balance of the unrecognized excess tax benefits were recognized and the impact was recorded to retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. net deferred tax assets, this change did not impact our financial position, results of operations or cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 will become effective for the Company on January 1, 2019. While we are currently assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of ROU and lease obligations.
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
Accounts receivable consists of the following:

	June 30, 2017	December 31, 2016
Accounts receivable, gross	$5,733	$3,150
Less: allowance for doubtful accounts	(57)	(32)
Accounts receivable, net	$5,676	$3,118

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2017	2016
Balance at beginning of period	$32	$60
Additions charged (reductions credited)	25	(21)
Balance at end of period	$57	$39

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2017	December 31, 2016
Work-in-process	$1,099	$1,096
Finished goods	855	1,707
Inventories	$1,954	$2,803

Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
Gross carrying amount	$25,363	$24,416
Less: accumulated depreciation and amortization	(20,727)	(20,623)
Property and equipment, net	$4,636	$3,793

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2017	December 31, 2016
Accrued payroll and related liabilities	$3,468	$2,169
Accrued commissions and royalties	2,751	2,427
Accrued interest payable	2,303	2,078
Deferred research and development reimbursement	1,311	—
Current portion of accrued liabilities for asset financings	1,013	389
Liability for warranty returns	33	28
Accrued costs related to restructuring	—	60
Other	2,362	709
Accrued liabilities and current portion of long-term liabilities	$13,241	$7,860

The following is the change in our liability for warranty returns:

	Six Months Ended
	June 30,
	2017	2016
Liability for warranty returns:
Balance at beginning of period	$28	$49
Provision (benefit)	10	(4)
Charge-offs	(5)	(18)
Balance at end of period	$33	$27

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2017, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of June 30, 2017 and December 31, 2016, we had no outstanding borrowings under the Revolving Line.
On July 21, 2017 and in connection with our acquisition of ViXS (see Note 11: “Subsequent Events”), we entered into Amendment No. 5 to the Revolving Loan Agreement with the Bank which provides the Bank’s consent to the acquisition under the Revolving Loan Agreement and stipulates that any credit extensions are at the Bank’s sole discretion and provides the Company with relief from our compliance with certain affirmative and negative covenants while no credit extensions are outstanding.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
As of June 30, 2017:
Money market funds	$29,701	$—	$—	$29,701

As of December 31, 2016:
Money market funds	$17,960	$—	$—	$17,960
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

Total restructuring expense included in our statement of operations for the six month periods ended June 30, 2017 and 2016 is comprised of the following:

	Six Months Ended
	June 30,
	2017	2016
Cost of revenue — restructuring:
Tooling and inventory write offs	—	1,679
Employee severance and benefits	—	71
	—	1,750

Operating expenses — restructuring:
Employee severance and benefits	$—	$2,510
Licensed technology and other assets write offs	—	65
Other	—	30
	—	2,605
Total restructuring expense	$—	$4,355

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2017:

	Balance as of December 31, 2016	Expensed	Payments	Balance as of June 30, 2017
Employee severance and benefits	$60	$—	$(60)	$—
Accrued costs related to restructuring	$60	$—	$(60)	$—

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
Under the co-development agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized an offset to research and development expense of $2,275 and $2,689 during the three and six months ended June 30, 2017, respectively.

NOTE 6: INCOME TAXES
The provision for income taxes during the 2017 and 2016 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $191 and $170 during the first six months of 2017 and 2016, respectively.
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
As of June 30, 2017 and December 31, 2016, the amount of our uncertain tax positions was a liability of $1,435 and $1,419, respectively, and a reduction to deferred tax assets of $636 and $560, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $18 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
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

NOTE 7: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$1,264	$(1,560)	$4,085	$(10,202)
Weighted average shares outstanding - basic	29,766	28,167	29,526	28,051
Dilutive effect of employee equity incentive plans	2,208	—	2,075	—
Diluted weighted average shares outstanding	31,974	28,167	31,601	28,051

Net income (loss) per share:
Basic	$0.04	$(0.06)	$0.14	$(0.36)
Diluted	$0.04	$(0.06)	$0.13	$(0.36)

The following weighted average shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Employee equity incentive plans	271	4,587	7	4,486
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Japan	$18,167	$10,506	$33,361	$19,952
Taiwan	2,229	1,235	6,097	2,269
China	320	316	596	497
Europe	5	141	1,941	300
Korea	—	241	787	415
United States	—	9	121	54
Other	—	132	528	260
	$20,721	$12,580	$43,431	$23,747

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Distributors:
All distributors	41%	55%	49%	47%
Distributor A	30%	35%	29%	28%
End customers: [1]
Top five end customers	87%	82%	75%	83%
End customer A	51%	42%	43%	50%
End customer B	15%	11%	10%	10%
End customer C	9%	11%	8%	7%
End customer D	5%	13%	9%	10%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2017	December 31, 2016
Account X	80%	54%
Account Y	11%	5%

NOTE 9: RISKS AND UNCERTAINTIES
Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on a limited number of foundries and assembly and test vendors to produce all of our wafers and for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within Taiwan and the People’s Republic of China increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2017, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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

NOTE 11: SUBSEQUENT EVENTS
On August 2, 2017, we completed the acquisition of ViXS Systems, Inc. (“ViXS”), pursuant to an Arrangement Agreement (the “Agreement”) dated as of May 18, 2017 between Pixelworks and ViXS (the "Acquisition"). Pursuant to the Agreement, at the closing of the Acquisition, we issued approximately 3,700,000 shares of our common stock to the former holders of the capital stock of ViXS, and ViXS became a wholly owned subsidiary of Pixelworks. We also issued approximately 200,000 restricted stock units to the former holders of ViXS’ unvested restricted stock units.
Based on an evaluation of the provisions of FASB Accounting Standards Codification Topic 805, “Business Combinations,” Pixelworks was determined to be the acquirer for accounting purposes. The estimated purchase price is $17,531, calculated based on the common shares Pixelworks issued, plus the fair value of replacement equity awards attributable to service prior to the closing of the Acquisition. The calculation of the estimated purchase price is subject to change as the Company is in process of completing the final analysis of certain components of the purchase price. The total estimated purchase price will be allocated to ViXS’ net assets and liabilities, including identifiable intangible assets consisting primarily of developed technology, customer relationships and trade name. The excess of the purchase price over the assets acquired and liabilities assumed will be allocated to goodwill. Because the Acquisition closed on August 2, 2017, the Company has not completed the detailed valuation studies necessary to arrive at the estimates of the fair value of ViXS’ assets acquired and liabilities assumed, and the related allocation of purchase price.

Pro forma revenue, net income (loss) and net income (loss) per share have not been presented as we are still completing the valuation studies necessary to arrive at these financial measures. We expect the valuation may impact cost of sales, intangible amortization expense, depreciation expense and stock-based compensation expense.
During the three and six months ended June 30, 2017, the Company incurred acquisition costs of $730 and $894, respectively, associated with the Acquisition. The Acquisition costs are being expensed as incurred and are presented in the condensed consolidated statements of operations in selling, general and administrative expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: our ability to successfully integrate the business of ViXS with our existing business; the potential impact of the acquisition of ViXS on our financial condition and operating results, including any unanticipated costs related thereto, the calculation of the estimated purchase price and the allocation thereof, and the impact of the final valuation on various financial metrics; the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin, any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our research and development costs and related offsets and reimbursements related to our co-development agreement; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets and our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, including our expectations as to the impact of implementing our end-of-life for certain products, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Pixelworks,” “we,” “us” and “our” refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of June 30, 2017, we had an intellectual property portfolio of 155 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Recent Developments
On August 2, 2017, we completed the acquisition of ViXS Systems, Inc. (“ViXS”), pursuant to an Arrangement Agreement (the “Agreement”) dated as of May 18, 2017 between Pixelworks and ViXS (the "Acquisition"). Pursuant to the Agreement, at the closing of the Acquisition, we issued approximately 3,700,000 shares of our common stock to the former holders of the capital stock of ViXS, and ViXS became a wholly owned subsidiary of Pixelworks. We also issued approximately 200,000 restricted stock units to the former holders of ViXS’ unvested restricted stock units.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which was originally filed as an exhibit to our Current Report on Form 8-K filed on May 23, 2017.

Results of Operations
Revenue, net
Net revenue for the three month and six month periods ended June 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenue, net	$20,721	$12,580	65%	$43,431	$23,747	83%

Net revenue increased $8.1 million, or 65%, in the second quarter of 2017 compared to the second quarter of 2016 and increased $19.7 million, or 83%, in the first half of 2017 compared to the first half of 2016. Revenue recorded in the 2017 and 2016 periods related to sales of integrated circuit products.
The increase in revenue in the 2017 periods compared to the 2016 periods was primarily due to an increase in units sold into the digital projector and the TV and panel markets. These increases were primarily the result of implementing an end-of-life for our legacy products. Revenue attributable to end-of-life products in the three and six months ended June 30, 2017 was $5.1 million and $14.3 million, respectively. Also contributing to the increase in the 2017 periods compared to the 2016 periods was an increase in products sold into the digital projector market, which was primarily due to lower sales in the 2016 periods, which in turn was due to customers' efforts to adjust inventory levels within the digital projector market.
In the second half of 2017, we expect revenue associated with sales into the TV and panel market to decline to zero following our fulfillment of end-of-life orders. Sales into the TV and panel market have been declining over the past several years and ranged from $1.1 million to $1.5 million, per quarter in 2016.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of revenue	2016	% of revenue	2017	% of revenue	2016	% of revenue
Direct product costs and related overhead [1]	$9,535	46%	$6,102	49%	$19,643	45%	$11,888	50%
Inventory charges [2]	(84)	0	(10)	0	73	0	12	0
Other cost of revenue [3]	69	0	46	0	122	0	90	0
Restructuring	—	0	27	0	—	0	1,750	7
Total cost of revenue	$9,520	46%	$6,165	49%	$19,838	46%	$13,740	58%
Gross profit	$11,201	54%	$6,415	51%	$23,593	54%	$10,007	42%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.

[3]	Includes stock-based compensation.
Gross profit margin was 54% in the second quarter of 2017 compared to 51% in the second quarter of 2016 and 54% in the first half of 2017 compared to 42% in the first half of 2016.
Direct product costs and related overhead was 46% of revenue in the second quarter of 2017 compared to 49% of revenue in the second quarter of 2016 and 45% of revenue in the first half of 2017 compared to 50% of revenue in the first half of 2016. The decrease in direct product costs and related overhead as a percentage of revenue in the 2017 periods compared to the 2016 periods was primarily due to shipments in the 2017 periods related to an end-of-life for our legacy products. Many of these legacy products have lower direct product costs compared to our other products. This decrease contributed to the overall increase in gross profit margin in the 2017 periods compared to the 2016 periods.
The overall increase in gross profit margin in the first half of 2017 compared to the first half of 2016 was primarily due to restructuring charges of $1.8 million in the first half of 2016, primarily for the abandonment of tooling, inventory and licensed technology associated with markets we are no longer pursuing.
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
Under the co-development agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $2.3 million and $2.7 million during the three and six months ended June 30, 2017, respectively.
During the remainder of 2017, we expect to record an offset to research and development expense of approximately $1.3 million for the remaining deferred research and development reimbursement.
Research and development expense for the three and six month periods ended June 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Research and development	$4,501	$4,504	0%	$9,407	$10,179	(8)%
Research and development expense in the second quarter of 2017 was consistent with the second quarter of 2016. The second quarter of 2017 included a benefit of $2.3 million related to the co-development agreement. This benefit was largely offset by an increase in non-recurring engineering expense, primarily due to the development activities related to the co-development agreement.
Research and development expense decreased $0.8 million, or 8%, in the first half of 2017 compared to the first half of 2016. The decrease was primarily due to a decrease in compensation expense primarily due to the restructuring plan that was executed in April 2016, partially offset by an increased management bonus accrual. The first half of 2017 also included a benefit of $2.7 million related to the co-development agreement. This benefit was largely offset by an increase in non-recurring engineering expense, partially due to the development activities related to the co-development agreement.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six month periods ended June 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative	$4,660	$3,180	47%	$8,799	$7,045	25%
Selling, general and administrative expense increased $1.5 million, or 47% in the second quarter of 2017 compared to the second quarter of 2016. The increase was primarily the result of an increase in legal and accounting fees associated with our acquisition of ViXS Systems, Inc. The increase was also due to an increase in compensation expense due to an increase in headcount and an increased management bonus accrual. Lastly, the increase was due to an increase in stock-based compensation expense, due to the timing of awards granted.
Selling, general and administrative expense increased $1.8 million, or 25% in the first half of 2017 compared to the first half of 2016. The increase was primarily due to an increase in legal and accounting fees associated with our acquisition of ViXS Systems, Inc. The increase was also due to an increase in compensation expense due to an increased management bonus accrual. The first half of 2016 also included largely offsetting expenses for severance and a reversal of stock-based compensation expense, associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek.

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
Restructuring expense for the six month periods ended June 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Employee severance and benefits	$—	$78	$—	$2,581
Write off of assets	—	—	—	1,744
Other	—	16	—	30
Total restructuring expense	$—	$94	$—	$4,355

Included in cost of revenue	$—	$27	$—	$1,750
Included in operating expenses	—	67	—	2,605
During the second quarter of 2016, we incurred expenses of $0.1 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits. During the first half of 2016, we incurred expenses of $4.4 million related to the restructuring plan, which primarily consisted of costs associated with employee severance and benefits of $2.6 million and the abandonment of certain assets of $1.7 million. Through June 30, 2017, the cumulative amount incurred related to the restructuring plan is $4.4 million, of which $1.8 million is included in cost of revenue. Our restructuring plan was complete at the end of 2016 and we did not incur any further restructuring charges related to the plan during the first half of 2017.
Provision for income taxes
The provision for income taxes during the 2017 and 2016 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.2 million in the first half of 2017 and in the first half of 2016.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $12.6 million to $32.2 million at June 30, 2017 from $19.6 million at December 31, 2016. The net increase during the first half of 2017 was the result of $12.1 million provided by operating activities due to our net income we recorded in the first half of 2017 as well as changes in working capital and $1.9 million in proceeds from the issuances of common stock under our employee equity incentive plans, offset by $0.8 million used for purchases of property and equipment and $0.6 million in payments on other asset financings.
As of June 30, 2017, our cash and cash equivalents balance consisted of $2.5 million in cash and $29.7 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2017, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of June 30, 2017, approximately $2.5 million of our cash and cash equivalents balance was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of June 30, 2017, we could access all cash held by our foreign subsidiaries without incurring significant tax liability.
Accounts receivable, net
Accounts receivable, net increased to $5.7 million as of June 30, 2017 from $3.1 million as of December 31, 2016. The average number of days sales outstanding increased to 25 days as of June 30, 2017 from 18 days as of December 31, 2016. The increases in accounts receivable and days sales outstanding were partially due the timing of shipments related to our end-of-life on legacy products within the quarter and partially due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2017, and the fourth quarter of 2016.
Inventories
Inventories decreased to $2.0 million as of June 30, 2017 from $2.8 million as of December 31, 2016. Inventory turnover increased to 17.2 as of June 30, 2017 from 10.1 as of December 31, 2016, primarily due to lower average inventory balances and increased cost of goods sold during the second quarter of 2017 compared to the fourth quarter of 2016. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of the Company's obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2017, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of June 30, 2017 and December 31, 2016, we had no outstanding borrowings under the Revolving Line.
On July 21, 2017 and in connection with our acquisition of ViXS, we entered into Amendment No. 5 to the Revolving Loan Agreement with the Bank which provides the Bank’s consent to the acquisition under the Revolving Loan Agreement and stipulates that any credit extensions are at the Bank’s sole discretion and provides the Company relief from our compliance with certain affirmative and negative covenants while no credit extensions are outstanding.

Liquidity
As of June 30, 2017, we had no short-term or long-term debt and our cash and cash equivalents balance of $32.2 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months, including any costs incurred in connection with our acquisition of ViXS. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. For example, on August 2, 2017 we closed our acquisition of ViXS and issued approximately 3,700,000 of our shares of common stock as consideration. Any additional transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part II, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Contractual Payment Obligations
Our contractual obligations for 2017 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 5, 2017. Our obligations for 2017 and beyond have not changed materially as of June 30, 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
As of June 30, 2017, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29%, 24% and 31% of revenue for the six month period ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 75%, 82% and 83% of revenue for the six month period ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017 we had two accounts that represented 10% or more of accounts receivable. As of December 31, 2016 we had one account that represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016 and July 21, 2017 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 29, 2017. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements, however all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure you that we will be in compliance with these conditions, covenants and representations when we may need to borrow funds under this facility, nor can we assure you that the bank will consent to such borrowings, in which case we may need to seek alternative sources of funding, which may not be available quickly or which may be available only on less favorable terms. Our inability to raise the necessary funding in the event we need it could negatively affect our business. In addition, the amount available to us under this facility depends in part on our accounts receivable balance which could decrease due to a decrease in revenue.
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
If we are unable to generate sufficient cash from operations, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. Additionally, from time to time, we may evaluate acquisitions of, or investments in, businesses, products or technologies that complement our business. For example, on August 2, 2017 we completed the acquisition of ViXS and issued approximately 3.7 million shares of our common stock as consideration. Any additional transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt and equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 100% of revenue for the six month period ended June 30, 2017 and the years ended December 31, 2016 and 2015. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC or Taiwan. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, Korea and the PRC. Additionally, with the acquisition of ViXS, we will be exposed to risks resulting from fluctuations in the Canadian Dollar. We sell our products to OEMs that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This, in turn, could lead to a reduction in revenue.
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

We may be unable to successfully manage any future growth, including the integration of any acquisition or equity investment, which could disrupt our business and severely harm our financial condition.
If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of ViXS or any other entity that we might acquire in the future, or we may fail to realize the anticipated benefits of any such acquisition. The successful integration of any acquired business as well as the retention of personnel may require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with the acquisition, including in the case of acquisitions we may make outside of the United States, including ViXS, difficulty in operating in foreign countries or complying with foreign regulatory requirements, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of the acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate the acquisition. Any failure to successfully integrate ViXS or any other entity we may acquire or any failure to achieve the anticipated benefits of any such acquisition could disrupt our business and seriously harm our financial condition.
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
Creating the capacity for new technological changes may cause manufacturers to discontinue older manufacturing processes in favor of newer ones. We must then either retire the affected part or port (develop) a new version of the part that can be manufactured with a newer process technology. In the event that a manufacturing process is discontinued, our current suppliers may be unwilling or unable to manufacture our current products. We may not be able to place last time buy orders for the old technology or find alternate manufacturers of our products to allow us to continue to produce products with the older technology while we expend the significant costs for research and development and time to migrate to new, more advanced processes. For example, a portion of our products use 0.11um technology for memory die, which is being phased out in favor of 63nm technology to increase yields and decrease cost. Because of this transition, our customers must re-qualify the affected parts.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2017, we held 155 patents and had 14 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
The daily trading volume of our common stock has historically been relatively low, although, in the three most recent years, trading volume increased compared to historical levels. As a result of the historically low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

•	actual or anticipated fluctuations in our operating results;

•	changes in or failure to meet expectations as to our future financial performance;

•	changes in or failure to meet financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards, acquisitions or divestitures;

•	Failure to realize the anticipated benefits of the acquisition of ViXS, and unanticipated costs related thereto;

•	the operating and stock price performance of other comparable companies;

•	issuances or proposed issuances of equity, debt or other securities by us, or sales of securities by our security holders; and

•	changes in market valuations of other technology companies.
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

In addition, any such issuance by us or sales of our securities by our security holders, including by any of our affiliates, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities. For example, a number of shareholders own significant blocks of our common stock, and we have issued approximately 3.7 million shares of our common stock to the former holders of ViXS, such shares which were freely tradeable upon issuance. If one or more of these large shareholders were to sell large portions of their holdings in a relatively short time, or if the former holders of ViXS were to collectively sell large portions of the stock issued as consideration in the acquisition in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected. This could result in further potential dilution to our existing shareholders and the impairment of our ability to raise capital through the sale of equity, debt or other securities.
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

•	Oregon law permits our board to consider other factors beyond stockholder value in evaluating any acquisition offer (so-called "expanded constituency" provisions); and

•	a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

Item 6.	Exhibits.

2.1	Arrangement Agreement between Pixelworks, Inc. and ViXS Systems Inc. dated May 18, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 23, 2017).+

2.2
Plan of Arrangement (Schedule A to the Arrangement Agreement), as approved by the Ontario Superior Court of Justice (Commercial List) (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 8, 2017.

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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

10.1	Amendment No. 5 to Loan and Security Agreement between Pixelworks and Silicon Valley Bank, dated July 21, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

PIXELWORKS, INC.

Dated:	August 14, 2017	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Arrangement Agreement between Pixelworks, Inc. and ViXS Systems Inc. dated May 18, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 23, 2017).+

2.2
Plan of Arrangement (Schedule A to the Arrangement Agreement), as approved by the Ontario Superior Court of Justice (Commercial List) (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 8, 2017.

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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K filed on March 10, 2010).

10.1	Amendment No. 5 to Loan and Security Agreement between Pixelworks and Silicon Valley Bank, dated July 21, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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