Form 10-Q
period 2017-09-30
PIXELWORKS, INC
filed 2017-11-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of November 10, 2017: 34,251,900.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,329	$19,622
Accounts receivable, net	5,084	3,118
Inventories	5,058	2,803
Prepaid expenses and other current assets	2,191	736
Total current assets	38,662	26,279
Property and equipment, net	6,271	3,793
Other assets, net	1,111	785
Acquired intangible assets, net	6,414	—
Goodwill	18,021	—
Total assets	$70,479	$30,857
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,611	$1,734
Accrued liabilities and current portion of long-term liabilities	16,199	7,860
Current portion of income taxes payable	763	140
Total current liabilities	19,573	9,734
Long-term liabilities, net of current portion	2,227	194
Convertible debt	5,761	—
Income taxes payable, net of current portion	2,223	1,880
Total liabilities	29,784	11,808
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock	—	—
Common stock	416,607	394,296
Accumulated other comprehensive income	10	10
Accumulated deficit	(375,922)	(375,257)
Total shareholders’ equity	40,695	19,049
Total liabilities and shareholders’ equity	$70,479	$30,857
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net (1)	$18,758	$13,656	$62,189	$37,403
Cost of revenue (2)	9,747	7,099	29,585	20,839
Gross profit	9,011	6,557	32,604	16,564
Operating expenses:
Research and development (3)	5,325	4,442	14,732	14,621
Selling, general and administrative (4)	6,583	3,072	15,382	10,117
Restructuring	1,481	3	1,481	2,608
Total operating expenses	13,389	7,517	31,595	27,346
Income (loss) from operations	(4,378)	(960)	1,009	(10,782)
Interest expense and other, net (5)	(528)	(99)	(728)	(305)
Income (loss) before income taxes	(4,906)	(1,059)	281	(11,087)
Provision (benefit) for income taxes	(200)	183	902	357
Net loss	$(4,706)	$(1,242)	$(621)	$(11,444)
Net loss per share - basic and diluted	$(0.14)	$(0.04)	$(0.02)	$(0.41)
Weighted average shares outstanding - basic and diluted	32,552	28,313	30,545	28,139

(1) Includes deferred revenue fair value adjustment	$25	$—	$25	$—
(2) Includes:
Inventory step-up and backlog amortization	1,016	—	1,016	—
Amortization of acquired intangible assets	199	—	199	—
Stock-based compensation	57	49	179	139
Restructuring	—	27	—	1,777
(3) Includes stock-based compensation	445	401	1,121	1,222
(4) Includes:
Acquisition-related costs	1,611	—	2,505	—
Stock-based compensation	855	334	1,796	495
Amortization of acquired intangible assets	67	—	67	—
(5) Includes:
Fair value adjustment on convertible debt conversion option	122	—	122	—
Discount accretion on convertible debt fair value	72	—	72	—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(621)	$(11,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,096	1,856
Depreciation and amortization	2,714	2,638
Inventory step-up and backlog amortization	1,016	—
Amortization of acquired intangible assets	266	—
Reversal of uncertain tax positions	(191)	(170)
Fair value adjustment on convertible debt conversion option	122	—
Discount accretion on convertible debt fair value	72	—
Write off of certain assets to restructuring	—	1,744
Other	106	47
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(998)	2,093
Inventories	342	(101)
Prepaid expenses and other current and long-term assets, net	76	(40)
Accounts payable	(926)	(973)
Accrued current and long-term liabilities	4,597	(297)
Income taxes payable	1,158	85
Net cash provided by (used in) operating activities	10,829	(4,562)
Cash flows from investing activities:
Purchases of property and equipment	(2,300)	(1,783)
Cash received in connection with acquisition of business	1,901	—
Net cash used in investing activities	(399)	(1,783)
Cash flows from financing activities:
Payments on line of credit related to acquisition	(4,046)	(3,000)
Proceeds from issuance of common stock under employee equity incentive plans	2,196	403
Payments on convertible debt	(953)	—
Payments on asset financings	(920)	(1,069)
Net cash used in financing activities	(3,723)	(3,666)
Net increase (decrease) in cash and cash equivalents	6,707	(10,011)
Cash and cash equivalents, beginning of period	19,622	26,591
Cash and cash equivalents, end of period	$26,329	$16,580

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$370	$107
Cash paid for income taxes, net of refunds received	284	411
Non-cash investing and financing activities:
Value of shares issued in acquisition	$16,975	$—
Acquisitions of property and equipment and other assets under extended payment terms	$3,558	$—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks designs, develops and markets visual display processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-quality energy efficient video applications. In addition, we offer a suite of solutions for advanced media processing as well as the efficient delivery and streaming of video.
We enable worldwide manufacturers to offer leading-edge consumer electronics and professional display products, as well as video delivery and streaming solutions for content service providers. Our core visual display processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Pixelworks’ video coding technology reduces storage requirements, significantly reduces bandwidth constraint issues and converts content between multiple formats to enable seamless delivery of video, including over-the-air (OTA) streaming, while also maintaining end-to-end content security.
The rapid growth in video-capable consumer devices, especially mobile, has increased the demand for visual display processing and video delivery technology in recent years. Our technologies can be applied to a wide range of devices from large-screen projectors to low-power mobile tablets, smartphones, high-quality video infrastructure equipment and streaming devices. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the requirements of the specific application. Our primary target markets include digital projection systems, tablets, smartphones, and OTA streaming devices.
As of September 30, 2017, we had an intellectual property portfolio of 535 patents related to the visual display of digital image data. Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2017 and 2016 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2017, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2017.
Comprehensive Income (Loss)
We report comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three and nine month periods ended September 30, 2017 and 2016, aside from our net loss, there were no other items of comprehensive income or loss and therefore we have not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.
Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 will become effective for us on January 1, 2018, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. We will continue to have the option to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. ASU 2017-04 will become effective for us on January 1, 2020, with early adoption permitted. The impact of this standard on the calculation of future goodwill impairment tests will depend on the facts and circumstance existing at such time. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 will become effective for us on January 1, 2019. While we are currently assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us on January 1, 2018. We have developed an implementation plan to adopt this new guidance. As part of this plan, we are currently assessing the impact of the new guidance on our results of operations. Based on our procedures performed to date, we believe that the timing of revenue recognition for certain of our chip sales may be recognized over time as compared to current recognition which is at a point in time. This may require the Company to recognize revenue earlier than we are recognizing revenue under the current revenue recognition guidance and the impact will depend on the nature and amount of outstanding orders in process at the date of adoption. We currently believe this is the only item that will have a material impact on our financial statements, however, we will continue to evaluate the impact from ASU 2014-09 during the remainder of 2017. We intend to adopt ASU 2014-09 on January 1, 2018 and we have tentatively selected the modified retrospective transition method.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, valuation of goodwill, valuation of convertible debt, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

NOTE 2: ACQUISITION
On August 2, 2017, we acquired 100% of the outstanding shares of ViXS Systems, Inc. (“ViXS”), a Canadian corporation (the "Acquisition"). We issued 0.04836 of a share of our common stock in exchange for each share of ViXS common stock outstanding and for certain ViXS restricted stock units which were vested simultaneously with closing.
ViXS designs and develops advanced video processing semiconductor solutions. The acquisition of ViXS added families of video processor components for consumer applications and cloud, video delivery and infrastructure markets, along with a companion family of networking components to our solutions. These factors contributed to establishing the purchase price and supported the premium paid over the fair value of the tangible and intangible assets acquired.
The aggregate purchase price for ViXS was $16,975 and consisted of $16,316 related to the issuance of 3,586,021 shares of our common stock plus $659 related to: (i) the issuance of 202,043 unvested restricted stock units, in exchange for ViXS’ unvested restricted stock units, plus (ii) the issuance of 122,242 shares to a holder of ViXS restricted stock units which were vested simultaneously with closing. The purchase price calculations were based on the closing price of our common stock on the day the transaction closed.
The ViXS chief executive officer (the "CEO") was terminated in connection with the closing of the transaction. As a result, we recognized expense of $1,382, which consisted of $1,067 related to a severance agreement, payable over 24 months, and $315 related to accelerated vesting of the CEO’s ViXS restricted stock units which were exchanged for Pixelworks common stock at closing. Such amount is included within selling, general and administrative within our consolidated statement of operations for the three months ended September 30, 2017.
The purchase price was preliminarily allocated to the assets and liabilities based on fair values as follows:

Purchase price		$16,975
Less net liabilities assumed:
Assets acquired:
Cash and cash equivalents	1,901
Accounts receivable	968
Inventories	3,561
Property and equipment	964
Other assets	1,562
Identifiable intangible assets	6,730
Liabilities assumed:
Accounts payable	(1,736)
Accrued liabilities and other current liabilities	(2,832)
Revolving bank loan	(4,046)
Convertible debt	(6,485)
Other noncurrent liabilities	(1,633)	(1,046)
Goodwill		$18,021

The allocation of purchase price consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). Below are the significant valuations that were performed associated with the acquisition which were based upon preliminary estimates:

•
We performed a valuation of the convertible debt. We assigned $4,762 of the purchase price to convertible debt, consisting of the contractual amount of $6,068 offset by a debt discount of $1,306, and $1,723 to the embedded conversion feature. No other features of the debt were assigned value at the acquisition date.

•
We performed a valuation of acquired intangible assets. We have preliminarily assigned $5,050 of the purchase price to acquired developed technology with estimated lives of 5 years or less, $1,270 to customer relationships with estimated lives of 3 years or less, and $410 to backlog and trademark with estimated lives of 2 years or less. ViXS had no in-process research and development.

•
We recorded an inventory step-up of $2,415 to record inventory at fair value. We will recognize this within cost of goods sold as the inventory is sold which we expect to be over a period of approximately 12 months.

We preliminarily recorded gross deferred tax assets of $62,992, subject to a valuation allowance of $62,972 to recognize book basis and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired.
The goodwill resulting from this transaction was assigned to Pixelworks, Inc., our sole reporting unit and is not deductible for tax purposes.
The results of ViXS’ operations are included in our consolidated statement of operations beginning on the date of acquisition. ViXS revenue of $1,985 and net loss of $(4,004), which included $1,481 in restructuring charges, (see Note 6: "Restructurings") and $1,501 of non-cash amortization of acquisition and debt related items are included in our consolidated statement of operations for the three months ended September 30, 2017.
The following table reflects the unaudited pro forma results of Pixelworks and ViXS as if the merger had taken place as of January 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue, net	$19,926	$21,770	$72,315	$58,833
Net income (loss)	$(4,052)	$(3,768)	$258	$(22,873)
Net income (loss) per share:
Basic	$(0.12)	$(0.12)	$0.01	$(0.72)
Diluted	$(0.12)	$(0.12)	$0.01	$(0.72)
Weighted average shares outstanding:
Basic	33,788	32,021	33,429	31,847
Diluted	33,788	32,021	35,516	31,847

The unaudited pro forma net income (loss) presented above includes adjustments for amortization of acquired intangible assets and other assets, and stock-based compensation as these items are expected to have a continuing effect on the consolidated results of operations of the combined company. The unaudited pro forma net income (loss) presented above does not reflect amortization of the $2,415 mark-up of acquired inventory to fair value, or acquisition-related costs of $1,806 and $3,055 for the three and nine months ended September 30, 2017, respectively, as they are not reflective of the ongoing operations of the combined entities. Net income reported for the nine months ended September 30, 2017 includes a $4,785 gain ViXS recognized on the sale of a product line during the period.

The pro-forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.

NOTE 3: BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments.
Accounts receivable consists of the following:

	September 30, 2017	December 31, 2016
Accounts receivable, gross	$5,124	$3,150
Less: allowance for doubtful accounts	(40)	(32)
Accounts receivable, net	$5,084	$3,118

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2017	2016
Balance at beginning of period	$32	$60
Additions charged (reductions credited)	8	(21)
Balance at end of period	$40	$39

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value). Inventory acquired as part of the acquisition of ViXS is recorded at fair value.
Inventories consist of the following:

	September 30, 2017	December 31, 2016
Finished goods	$2,903	$1,707
Work-in-process	2,155	1,096
Inventories	$5,058	$2,803

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
Gross carrying amount	$27,898	$24,416
Less: accumulated depreciation and amortization	(21,627)	(20,623)
Property and equipment, net	$6,271	$3,793

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. See Note 2: “Acquisition” for additional information. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., our sole reporting unit, and consist of the following:

	September 30, 2017	December 31, 2016
Developed technology	$5,050	$—
Customer relationships	1,270	—
Backlog and tradename	410	—
	6,730	—
Less: accumulated amortization	(316)	—
Acquired intangible assets, net	$6,414	$—

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; and tradename and backlog, 6 to 18 months.

Amortization expense for intangible assets was $316 for the three months ended September 30, 2017, with $249 included in cost of revenue and $67 included in selling, general and administrative on the consolidated statement of operations. As of September 30, 2017, future estimated amortization expense is as follows:

Three months ending December 31:
2017	$610
Years ending December 31:
2018	1,596
2019	1,505
2020	1,496
2021	1,117
2022	90
$6,414
Acquired intangible assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset and an expectation that the asset will be significantly utilized before the end of its useful life. There were no such triggering events requiring an impairment assessment of other intangible assets during the three months ended September 30, 2017.
Goodwill
Goodwill resulted from our acquisition of ViXS on August 2, 2017, whereby we recorded goodwill of $18,021. See Note 2: “Acquisition” for information concerning the acquisition.
Goodwill is not amortized; however, we will review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses and adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended September 30, 2017. We expect to perform our annual impairment assessment for goodwill on November 30 of each year.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accrued payroll and related liabilities	$4,149	$2,169
Accrued commissions and royalties	2,618	2,427
Accrued interest payable	2,492	2,078
Current portion of accrued liabilities for asset financings	1,822	389
Accrued costs related to restructuring	795	60
Deferred revenue	458	—
Liability for warranty returns	34	28
Other	3,831	709
Accrued liabilities and current portion of long-term liabilities	$16,199	$7,860

The following is the change in our liability for warranty returns:

	Nine Months Ended
	September 30,
	2017	2016
Liability for warranty returns:
Balance at beginning of period	$28	$49
Provision (benefit)	15	(4)
Charge-offs	(9)	(20)
Balance at end of period	$34	$25

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016 and July 21, 2017 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 29, 2017. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2017, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2017 and December 31, 2016, we had no outstanding borrowings under the Revolving Line.
On July 21, 2017 and in connection with our acquisition of ViXS (see Note 2: “Acquisition”), we entered into Amendment No. 5 to the Revolving Loan Agreement with the Bank which provides the Bank’s consent to the Acquisition under the Revolving Loan Agreement and stipulates that any credit extensions are at the Bank’s sole discretion and provides the Company with relief from our compliance with certain affirmative and negative covenants while no credit extensions are outstanding.

NOTE 4: CONVERTIBLE DEBT
As part of the Acquisition, we assumed secured convertible debt, which consists of the following as of September 30, 2017:

10% convertible notes, principal amount	$5,149
Unamortized debt discount	(1,234)
Conversion feature, at fair value	1,846
$5,761
As a result of the change in control of ViXS, the convertible debt holders had a right to put the debt to the Company. A majority of the holders agreed to waive their right to accelerate and to accept 0.04836 share of our common stock for each share of ViXS common stock the holder would have been entitled to receive upon the exercise of the conversion option. During the three months ended September 30, 2017, we repaid $953 to those holders that did not agree to waive their rights.
Key terms of the convertible debt include:

•
Currency - The convertible debt is denominated in Canadian dollars, with principal and interest payments made in Canadian dollars. As a result, we record foreign currency transaction gains or losses in our statement of operations related to the convertible debt.

•
Interest - Stated rate of 10% per year, payable semi-annually. If the five day volume weighted average market price of our common stock exceeds the U.S. dollar equivalent of CAD $16.54 for 15 consecutive trading days, the interest rate will reset to a fixed rate of 1.0%. The five day volume weighted average market price for our common stock did not exceed such threshold during the three months ended September 30, 2017.

•	Maturity - $2,484 of the principal amount of convertible notes is due September 2019 and $2,665 is due January 2020.

•
Conversion Option - Convertible at any time at the option of the holders into our common stock at a conversion price of CAD $7.24 per share for the convertible notes due September 2019 (of which the principal outstanding amount in Canadian dollars is CAD $3,040) and CAD $7.13 per share for the convertible notes due January 2020 (of which the principle outstanding amount in Canadian dollars is CAD $3,324), or 892,751 shares.

•
Redemption - Through December 31, 2017, we may redeem the convertible debt for 110% of the principal amount plus accrued and unpaid interest. Thereafter, we may redeem the convertible debt for 100% of the principal amount plus accrued and unpaid interest.

•
Default - There are certain events that require us to redeem the outstanding convertible debt for 100% of the principal plus accrued and unpaid interest. Such events include, but are not limited to, the failure to pay principal or interest in accordance with the terms of the agreement, the sale of intellectual property without the consent of the holders, and a change in control.

For the three months ended September 30, 2017, interest expense consisted of $101 related to the contractual rate of interest and $81 related to accretion of the discount. During the three months ended September 30, 2017, we recorded net foreign currency losses of approximately $25 in other expense, $(9) of which was related to accretion of the discount.
Conversion Feature
Because our functional currency is the U.S. dollar and the convertible debt, including the conversion option, is denominated in Canadian dollars, it is not indexed to our stock. As a result, the conversion option of the convertible debt is separately identified and recognized at fair value as a derivative liability. For the three months ended September 30, 2017, $122 is included in other expense in our consolidated statement of operations for the increase in the fair value of the conversion feature.
Interest Deceleration Feature
The interest deceleration feature also qualifies as a derivative that requires separate accounting from the convertible debt. However, based on the terms of the convertible debt, we concluded that the interest deceleration will never occur because it would always be advantageous for us to call the convertible debt before the common stock reaches the price that triggers the reset. Accordingly, this derivative was assigned $0 value as of September 30, 2017.
NOTE 5: FAIR VALUE MEASUREMENTS
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
As of September 30, 2017:
Assets:
Money market funds	$23,626	$—	$—	$23,626
Liabilities:
Convertible debt - including conversion feature	$—	$5,450	$—	$5,450
Conversion feature - convertible debt	—	1,846	—	1,846
As of December 31, 2016:
Assets:
Money market funds	$17,960	$—	$—	$17,960

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
The fair value of the convertible debt conversion feature was calculated using the Tsiveriotis and Fernandes Convertible Debt Model. Three primary assumptions used in the calculations were: volatility of 70%, credit spread of 14.5% and risk free rate of 1.5%. The embedded conversion feature is measured at fair value on a recurring basis and included with convertible debt on our condensed consolidated balance sheet. Convertible debt was recorded at fair value in our condensed consolidated balance sheet on the date of the Acquisition, however fair value adjustments are not required after the Acquisition date.

NOTE 6: RESTRUCTURINGS
In September 2017, in connection with the Acquisition, we executed a restructuring plan to secure significant synergies between ViXS and Pixelworks. The plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
In April 2016, we executed a restructuring plan to streamline our operations and product offerings and to align our expenses with current revenue levels. The plan included an approximately 24% reduction in workforce, primarily in the area of development, however, it also impacted operations, sales and marketing. The plan also included abandonment of certain assets resulting in impairment charges to write off the assets associated with markets we are no longer pursuing.

Total restructuring expense included in our statement of operations for the nine month periods ended September 30, 2017 and 2016 is comprised of the following:

	Nine Months Ended
	September 30,
	2017	2016
Cost of revenue — restructuring:
Tooling and inventory write offs	—	1,679
Employee severance and benefits	—	98
	—	1,777

Operating expenses — restructuring:
Employee severance and benefits	$1,481	$2,513
Licensed technology and other assets write offs	—	65
Other	—	30
	1,481	2,608
Total restructuring expense	$1,481	$4,385

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2017:

	Balance as of December 31, 2016	Expensed	Payments	Balance as of September 30, 2017
Employee severance and benefits	$60	$1,481	$(746)	$795
Accrued costs related to restructuring	$60	$1,481	$(746)	$795

NOTE 7: RESEARCH AND DEVELOPMENT
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
Under the co-development agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized an offset to research and development expense of $1,311 and $4,000 during the three and nine months ended September 30, 2017, respectively.

NOTE 8: INTEREST EXPENSE AND OTHER, NET
Interest expense and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expense [1]	$(385)	$(107)	$(631)	$(337)
Fair value adjustment on convertible debt conversion option	(122)	—	(122)	—
Discount accretion on convertible debt fair value	(72)	—	(72)	—
Interest income	51	8	97	32
Total interest expense and other, net	$(528)	$(99)	$(728)	$(305)

[1]
Increase in the 2017 periods compared to the 2016 periods due to contractual interest on convertible debt, as well as imputed interest on short and long-term liabilities acquired as a part of the Acquisition.

NOTE 9: INCOME TAXES
The provision for income taxes during the 2017 and 2016 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $191 and $170 during the first nine months of 2017 and 2016, respectively.
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
As of September 30, 2017 and December 31, 2016, the amount of our uncertain tax positions was a liability of $1,468 and $1,419, respectively, and a reduction to deferred tax assets of $570 and $560, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $18 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.
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

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(4,706)	$(1,242)	$(621)	$(11,444)
Weighted average shares outstanding - basic and diluted	32,552	28,313	30,545	28,139
Net loss per share - basic and diluted	$(0.14)	$(0.04)	$(0.02)	$(0.41)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Employee equity incentive plans	4,035	4,952	3,853	4,643
Convertible debt	625	—	211	—
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan. Potentially dilutive common shares from the convertible debt are determined by applying the if-converted method to the assumed conversion of the outstanding convertible debt.

NOTE 11: SEGMENT INFORMATION
We have identified a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Japan	$17,303	$11,255	$50,664	$31,207
China	631	394	1,227	891
United States	454	20	575	74
Taiwan	218	1,268	6,315	3,537
Europe	118	175	2,059	475
Korea	34	273	821	688
Other	—	271	528	531
	$18,758	$13,656	$62,189	$37,403

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Distributors:
All distributors	40%	35%	46%	42%
Distributor A	25%	17%	27%	24%
End customers: [1]
Top five end customers	88%	83%	79%	82%
End customer A	60%	62%	48%	54%
End customer B	8%	2%	10%	7%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following account represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2017	December 31, 2016
Account X	70%	54%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2017, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: our ability to successfully integrate the business of ViXS with our existing business; the potential impact of the acquisition of ViXS on our financial condition and operating results, including any unanticipated costs related thereto, the calculation of the estimated purchase price and the allocation thereof, and the impact of the final valuation on various financial metrics; the terms of our convertible debt; our expectations with respect to our restructuring plan, including expected changes and timing thereof; the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin, any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our research and development costs and related offsets and reimbursements related to our co-development agreement; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets and our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, including our expectations as to the impact of implementing our end-of-life for certain products, and the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," “we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

Overview
Pixelworks designs, develops and markets visual display processing semiconductors, intellectual property cores, software and custom ASIC solutions for high-quality energy efficient video applications. In addition, we offer a suite of solutions for advanced media processing as well as the efficient delivery and streaming of video.
We enable worldwide manufacturers to offer leading-edge consumer electronics and professional display products, as well as video delivery and streaming solutions for content service providers. Our core visual display processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Pixelworks’ video coding technology reduces storage requirements, significantly reduces bandwidth constraint issues and converts content between multiple formats to enable seamless delivery of video, including over-the-air (OTA) streaming, while also maintaining end-to-end content security.
The rapid growth in video-capable consumer devices, especially mobile, has increased the demand for visual display processing and video delivery technology in recent years. Our technologies can be applied to a wide range of devices from large-screen projectors to low-power mobile tablets, smartphones, high-quality video infrastructure equipment and streaming devices. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the requirements of the specific application. Our primary target markets include digital projection systems, tablets, smartphones, and OTA streaming devices.
As of September 30, 2017, we had an intellectual property portfolio of 535 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Recent Developments
On August 2, 2017, we completed the acquisition of ViXS Systems, Inc. (“ViXS”), pursuant to an Arrangement Agreement (the “Agreement”) dated as of May 18, 2017 between Pixelworks and ViXS (the "Acquisition"). Pursuant to the Agreement, at the closing of the Acquisition, we issued 3,708,263 shares of our common stock to the former holders of the capital stock of ViXS, and ViXS became a wholly owned subsidiary of Pixelworks. We also issued 202,043 restricted stock units to the former holders of ViXS’ unvested restricted stock units.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which was originally filed as an exhibit to our Current Report on Form 8-K filed on May 23, 2017.

Results of Operations
Revenue, net
Net revenue for the three month and nine month periods ended September 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenue, net	$18,758	$13,656	37%	$62,189	$37,403	66%

Net revenue increased $5.1 million, or 37%, in the third quarter of 2017 compared to the third quarter of 2016 and increased $24.8 million, or 66%, in the first nine months of 2017 compared to the first nine months of 2016. Revenue recorded in the 2017 and 2016 periods primarily related to sales of integrated circuit products.
Revenue in the third quarter of 2017 included approximately $2.0 million of revenue contribution from the acquisition of ViXS primarily in the video delivery market. Revenue associated with the TV and panel markets was zero in the third quarter of 2017. As previously disclosed, we expected revenue associated with the TV and panel markets to become zero in the second half of 2017 following the fulfillment of end-of-life orders during the first half of 2017.
The increase in revenue in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to an increase in units sold into the digital projector and the TV and panel markets. These increases were primarily the result of implementing an end-of-life for our legacy products. Revenue attributable to end-of-life products in the nine months ended September 30, 2017 was $14.3 million.
Also contributing to the increase in the 2017 periods compared to the 2016 periods was an increase in products sold into the digital projector market, which was primarily due to lower sales in the 2016 periods, which in turn was due to customers' efforts to adjust inventory levels within the digital projector market as well as supply disruptions in Japan.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of revenue	2016	% of revenue	2017	% of revenue	2016	% of revenue
Direct product costs and related overhead [1]	$8,479	45%	$7,001	51%	$28,122	45%	$18,889	51%
Inventory step-up and backlog amortization	1,016	5	—	0	1,016	2	—	0
Amortization of acquired developed technology	199	1	—	0	199	0	—	0
Stock-based compensation	57	0	49	0	179	0	139	0
Inventory charges [2]	(4)	0	22	0	69	0	34	0
Restructuring	—	0	27	0	—	0	1,777	5
Total cost of revenue	$9,747	52%	$7,099	52%	$29,585	48%	$20,839	56%
Gross profit	$9,011	48%	$6,557	48%	$32,604	52%	$16,564	44%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 48% in the third quarter of 2017 compared to 48% in the third quarter of 2016 and 52% in the first nine months of 2017 compared to 44% in the first nine months of 2016.
Direct product costs and related overhead was 45% of revenue in the third quarter of 2017 compared to 51% of revenue in the third quarter of 2016. The decrease in direct product costs and related overhead as a percentage of revenue was primarily due to the contribution of ViXS revenue, primarily in the video delivery market, during the third quarter of 2017. The products sold into the video delivery market have lower direct product costs as a percentage of revenue, compared to our existing product offerings.
Direct product costs and related overhead was 45% of revenue in the first nine months of 2017 compared to 51% of revenue in the first nine months of 2016. The decrease in direct product costs as a percentage of revenue was primarily due to shipments in the 2017 periods related to an end-of-life for our legacy products. Many of these legacy products have lower direct product costs as a percentage of revenue, compared to our other products.
Contributing to a decrease in direct product costs and related overhead as a percentage of revenue in the 2017 periods compared to the 2016 periods was better absorption. As revenue increases our overhead costs stay relatively constant which favorably impacts gross profit margin.
We expect the remaining inventory step-up of $1.5 million to amortize to cost of goods sold over approximately the next 12 months.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, recognition of licensing revenue and licensing costs, product mix, average selling prices, startup costs, restructuring charges, amortization related to acquired developed technology, inventory step-up and backlog, and the timing and execution of manufacturing ramps as well as other factors.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering expenses and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.

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
Under the co-development agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $1.3 million and $4.0 million during the three and nine months ended September 30, 2017, respectively.
Research and development expense for the three and nine month periods ended September 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Research and development	$5,325	$4,442	20%	$14,732	$14,621	1%
Research and development expense increased $0.9 million, or 20% in the third quarter of 2017 compared to the third quarter of 2016. The increase was primarily due to an increase in compensation expense due to an increase in headcount as a result of our acquisition of ViXS (the "Acquisition") and an increased management bonus accrual.
Research and development expense increased $0.1 million, or 1%, in the first nine months of 2017 compared to the first nine months of 2016. The increase was primarily due to a net increase in compensation expense due to an increase in headcount in the third quarter of 2017 as a result of the Acquisition and an increased management bonus accrual, partially offset by a decrease in headcount in the second quarter of 2016, due to the restructuring plan that was executed in April 2016. The increase in compensation expense was partially offset by the benefit related to the co-development agreement which was recognized in the first nine months of 2017. This benefit was largely offset by an increase in non-recurring engineering expense which was largely related to the co-development agreement.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine month periods ended September 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative	$6,583	$3,072	114%	$15,382	$10,117	52%
Selling, general and administrative expense increased $3.5 million, or 114% in the third quarter of 2017 compared to the third quarter of 2016. The increase was primarily due to an increase in compensation expense due to an increase in headcount as a result of the Acquisition and an increased management bonus accrual. Also contributing to the increase were severance related expenses for the termination of the ViXS Chief Executive Officer and an increase in legal and accounting fees associated with the Acquisition.
Selling, general and administrative expense increased $5.3 million, or 52% in the first nine months of 2017 compared to the first nine months of 2016. The increase was primarily due to an increase in compensation expense due to an increase in headcount as a result of the Acquisition and an increased management bonus accrual. The increase was also due to severance related expenses for the termination of the ViXS Chief Executive Officer and an increase in legal and accounting fees associated with the Acquisition. The first nine months of 2016 included largely offsetting expenses for severance and a reversal of stock-based compensation expense, associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek.
Restructurings
In September 2017, in connection with our acquisition of ViXS Systems, Inc., we executed a restructuring plan ("the 2017 plan") to secure significant synergies between ViXS and Pixelworks. The 2017 plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
In April 2016, we executed a restructuring plan ("the 2016 plan") to streamline Pixelworks' operations and product offerings and to align our expenses with current revenue levels. The 2016 plan included an approximately 24% reduction in workforce, primarily in the area of development, however, it also impacted operations, sales and marketing. The 2016 plan also included abandonment of certain assets resulting in impairment charges to write off the assets associated with markets we are no longer pursuing.
Restructuring expense for the three and nine month periods ended September 30, 2017 and 2016, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Employee severance and benefits	$1,481	$30	$1,481	$2,611
Write off of assets	—	—	—	1,744
Other	—	—	—	30
Total restructuring expense	$1,481	$30	$1,481	$4,385

Included in cost of revenue	$—	$27	$—	$1,777
Included in operating expenses	1,481	3	1,481	2,608
During the third quarter and the first nine months of 2017, we incurred expenses of $1.5 million related to the 2017 plan, which consisted of costs associated with employee severance and benefits. As we continue to implement the 2017 plan, we expect to incur additional restructuring charges of $0.5 million over the remainder of 2017. Through September 30, 2017, the cumulative amount incurred related to the 2017 plan is $1.5 million, none of which is included in cost of revenue.

During the third quarter of 2016, we incurred expenses of $0.1 million related to the 2016 plan, which consisted of costs associated with employee severance and benefits. During the first nine months of 2016, we incurred expenses of $4.4 million related to the 2016 plan, which primarily consisted of costs associated with employee severance and benefits of $2.6 million and the abandonment of certain assets of $1.7 million. The 2016 plan was completed at the end of 2016 and we did not incur any further restructuring charges related to the 2016 plan during the first nine months of 2017. Through September 30, 2017, the cumulative amount incurred related to the 2016 plan is $4.4 million, of which $1.8 million is included in cost of revenue.
Provision for income taxes
The provision for income taxes during the 2017 and 2016 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.2 million in each of the first nine months of 2017 and the first nine months of 2016.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $6.7 million to $26.3 million at September 30, 2017 from $19.6 million at December 31, 2016. The net increase during the first nine months of 2017 was the result of $10.8 million provided by operating activities, $2.2 million in proceeds from the issuances of common stock under our employee equity incentive plans and $1.9 million net cash acquired in the Acquisition. These increases were partially offset by $4.0 million used in payments on the line of credit associated with the Acquisition, $2.3 million used for purchases of property and equipment, $1.0 million used in payments on convertible debt and $0.9 million in payments on other asset financings.
As of September 30, 2017, our cash and cash equivalents balance consisted of $2.7 million in cash and $23.6 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2017, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
As of September 30, 2017, approximately $2.7 million of our cash and cash equivalents balance was held by our foreign subsidiaries. We provide for U.S. taxes on the earnings of our foreign subsidiaries and will only recognize U.S. taxable income from repatriation to the extent of our unremitted earnings. Any income recognized from the repatriation will be offset by our net operating loss carryforwards. As of September 30, 2017, we could access all cash held by our foreign subsidiaries without incurring significant tax liability.
Accounts receivable, net
Accounts receivable, net increased to $5.1 million as of September 30, 2017 from $3.1 million as of December 31, 2016. The average number of days sales outstanding increased to 24 days as of September 30, 2017 from 18 days as of December 31, 2016. The increases in accounts receivable and days sales outstanding were partially due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2017, and the fourth quarter of 2016 and partially due to the additional revenue and accounts receivable acquired in connection with the Acquisition.
Inventories
Inventories increased to $5.1 million as of September 30, 2017 from $2.8 million as of December 31, 2016. Inventory turnover increased to 12.2 as of September 30, 2017 from 10.1 as of December 31, 2016. The increase in inventories was primarily due to the additional inventory acquired in connection with the Acquisition, including the acquired inventory step-up of $2.4 million. We will recognize this within cost of goods sold as the inventory is sold which we expect to be over a period of approximately 12 months. The increase in inventory turnover was primarily due to increased cost of goods sold during the third quarter of 2017 compared to the fourth quarter of 2016. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.

Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016 and July 21, 2017 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 29, 2017. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2017, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2017 and December 31, 2016, we had no outstanding borrowings under the Revolving Line.
On July 21, 2017 and in connection with our acquisition of ViXS, we entered into Amendment No. 5 to the Revolving Loan Agreement with the Bank which provides the Bank’s consent to the acquisition under the Revolving Loan Agreement and stipulates that any credit extensions are at the Bank’s sole discretion and provides Pixelworks relief from our compliance with certain affirmative and negative covenants while no credit extensions are outstanding.
Liquidity
As of September 30, 2017, our cash and cash equivalents balance of $26.3 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months, including any costs incurred in connection with our acquisition of ViXS. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. For example, on August 2, 2017 we closed our acquisition of ViXS and issued 3,708,263 of our shares of common stock as consideration. Any additional transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part II, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Additionally, in connection with the Acquisition, we assumed convertible debt with an aggregate outstanding principal amount as of September 30, 2017 of approximately $5.2 million dollars. The convertible debt has a 10% per year interest rate, subject to certain downward adjustments, and $2,484 of the principal amount of convertible notes is due September 2019 and $2,665 is due January 2020.  The convertible debt is convertible at any time at the option of the holder and we have the option to redeem the convertible debt for 110% of the principal amount plus interest through December 31, 2017 or 100% of the principal amount plus interest thereafter.  Additional information regarding the convertible debt can be found in "Note 4: Convertible Debt."

Contractual Payment Obligations
A summary of our contractual obligations as of September 30, 2017 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated purchase commitments to contract manufacturers	$7,285	$7,285	$—	$—	$—
Convertible debt	5,149	—	5,149	—	—
Operating leases	5,534	2,502	2,623	409	—
Payments on accrued balances related to asset financings	3,332	1,948	1,384	—	—
Interest on convertible debt	1,163	515	648	—	—
Other purchase obligations and commitments	1,729	206	541	561	421
Total [1]	$24,192	$12,456	$10,345	$970	$421

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
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting ViXS Systems ("ViXS") internal control over financial reporting associated with total assets of $24,902 and total revenues of $1,985 included in the condensed consolidated financial statements of the Company as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On August 2, 2017, the Company acquired ViXS. Because ViXS utilizes separate information and accounting systems, the Company has implemented changes to its internal controls over financial reporting to include the consolidation of ViXS, as well as acquisition-related accounting and disclosures. The acquisition of ViXS represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2016. Pixelworks's management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the ViXS acquisition and evaluating when it will complete an evaluation and review of ViXS’s internal controls over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Company Specific Risks
Our product strategy, which is targeted at markets demanding superior video and digital image quality, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
We have adopted a product strategy that focuses on our core competencies in visual display processing and delivering high levels of video and digital image quality. With this strategy, we continue to make further investments in the development of our image processor architecture for the digital projector market, with particular focus on adding increased performance and functionality. For the mobile device market, our strategy focuses on implementing our intellectual property ("IP") to improve the video performance of our customers’ image processors through the use of our MotionEngine® advanced video co-processor integrated circuits. This strategy is designed to address the needs of the high-resolution and high-quality segment of these markets. Such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
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
Although we recorded net income for the fiscal year ended December 31, 2010, we have otherwise incurred operating losses each fiscal year since 2004 and have an accumulated deficit of $375.3 million as of December 31, 2016. Additionally, while we recorded net income for the three months ended March 31, 2017 and the six months ended June 30, 2017, we have operating losses for the nine months ended September 30, 2017. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we can maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 27%, 24% and 31% of revenue for the nine month period ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 79%, 82% and 83% of revenue for the nine month period ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017 and as of December 31, 2016, we had one account that represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.

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
We may be unable to generate or sustain positive cash flow from operating activities and would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. Additionally, from time to time, we may evaluate acquisitions of, or investments in, businesses, products or technologies that complement our business. For example, on August 2, 2017 we completed the acquisition of ViXS and issued approximately 3.7 million shares of our common stock as consideration. Any additional transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt and equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
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
Many of our customers are located in Japan, the People’s Republic of China ("PRC"), Korea, or Taiwan. Sales outside the U.S. accounted for approximately 99% of revenue for the nine month period ended September 30, 2017 and 100% for the years ended December 31, 2016 and 2015. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in the PRC or Taiwan. Furthermore, most of our employees are located in the PRC, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, in May 2014, the FASB issued new accounting standards for revenue recognition, and while we are still evaluating the impact the new guidance will have on our results of operations, based on our procedures performed to date, we believe that the timing of revenue recognition for certain of our chip sales may be recognized over time as compared to current recognition which is at a point in time. This may require the Company to recognize revenue earlier than we are recognizing revenue under the current revenue recognition guidance. Any material changes to accounting principles may materially adversely affect our reported financial results and may require that we change how we process, analyze and report financial information.
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
Environmental laws and regulations may cause us to incur, significant expenditures to comply with applicable laws and regulations, and we may be assessed considerable penalties for noncompliance.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Sigma Designs, Inc., Solomon Systech (International) Ltd., Spreadtrum Communications, Inc, STMicroelectronics N.V., Sunplus Technology Co., Ltd., Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Broadcom Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2017, we held 535 patents and had 99 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
Average selling prices for our products can decline over relatively short periods of time, while many of our product costs are relatively fixed. When our average selling prices decline, our gross profit declines unless we are able to sell more units or reduce the cost to manufacture our products. We have experienced declines in our average selling prices and expect that we will continue to experience them in the future, although we cannot predict when they may occur or how severe they will be. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products in a timely manner with higher selling prices or gross profits.
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
Under the NASDAQ Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the NASDAQ Global Market. Our stock price was previously below $1.00 on May 6, 2009 and was $1.32 on February 12, 2016 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.
In addition to the minimum $1.00 per share requirement, the NASDAQ Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2016, we were in compliance with these listing requirements based on the market value and holdings of our listed securities, and on the amount of shareholders' equity. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with the NASDAQ’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

4.1	Form of 10%, Subject to Adjustment, Amended and Restated Secured Convertible Debenture Due September 9, 2019.

4.2	Form of 10%, Subject to Adjustment, Amended and Restated Secured Convertible Debenture Due January 12, 2020.

10.1
Amendment No. 5 to Loan and Security Agreement between Pixelworks and Silicon Valley Bank, dated July 21, 2017. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2017).

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

PIXELWORKS, INC.

Dated:	November 14, 2017	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)