Form 10-K
period 2017-12-31
PIXELWORKS, INC
filed 2018-03-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer,", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2017 was $120,445,800 based on the closing price of $4.59 per share of common stock on the Nasdaq Global Market on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 9, 2018: 35,582,126
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2017.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the video consumption, mobile, video and digital projection markets; our strategy, including regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; our ability to successfully integrate the business of ViXS Systems Inc. (“ViXS”) with our existing business; the potential impact of the acquisition of ViXS on our financial condition and operating results, including any unanticipated costs related thereto, the calculation of the estimated purchase price and the allocation thereof, and the impact of the final valuation on various financial metrics; the terms of our convertible debt; our expectations with respect to our restructuring plan; amortization expectations; our co-development agreement; the sufficiency of our working capital and need for, or ability to secure, additional financing; the success of our products in expanded markets; customer and distributor concentration; current global economic challenges; exchange rate risk; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets in 2018, including as compared to normalized quarterly revenue; cost expectation; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; the impact of the Tax Cuts and Jobs Act ("TCJA"); changes in accounting principles; and internal controls. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; restructuring charges; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.	Business.
Overview
Pixelworks designs, develops and markets visual display processing semiconductors, intellectual property cores, software and custom application specific integrated circuits ("ASIC") solutions for high-quality energy efficient video applications. In addition, we offer a suite of solutions for advanced media processing and the efficient delivery and streaming of video.
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
As of December 31, 2017, we held an intellectual property portfolio of 536 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
High-Resolution Displays
Display technologies have recently begun to transition from an era of higher resolutions, response times and frame rates, with lower power and thinner form factors, to one focused on higher contrast and more colors.
In mobile devices, Apple Inc. has brought wide color gamut to many of their devices including the iPhone, iPad Pro, MacBook Pro and iMac. These devices deliver the same color gamut used in digital cinema theatres ("DCI-P3"). Meanwhile, television ("TV") manufacturers including Samsung, Sony and LG are bringing high contrast, high brightness (High Dynamic Range or "HDR") TVs based on OLED and local-dimming LCD panels to the living room. Furthermore, premium smartphones and some tablets from Apple, Samsung, Sony, LG and Huawei now include HDR as a standard feature.
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
Content formats are evolving to take advantage of these display improvements. For example, Dolby introduced the “Dolby Vision™” format for movies and devices, in order to allow consumers to realize the benefits of HDR and wide color gamut. The industry standards body Society of Motion Picture & Television Engineers, released a format specification known as "HDR10" that similarly bridges the gap in contrast and color between content and devices. The Ultra-HD Blu-ray disk format and streaming services such as Netflix and Amazon Video now support 4k HDR, aided by improved compression standards such as H.265.
Managing many content formats across a rapidly evolving range of displays is a significant and growing challenge. Older content tends to not get upgraded to the newer formats, yet consumers expect all content to display correctly. As the number of content formats grows, the technology of video processing becomes increasingly complex.
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
According to recent studies by Cisco, video will constitute 82% of all global consumer Internet traffic by 2021 and global IP video traffic will grow nearly threefold and Internet video traffic will grow fourfold from 2016 to 2021. To put this into perspective, it would take one person over 5 million years to watch the total amount of video crossing global Internet networks each month in 2021. This rapid increase in video consumption is being driven by a variety of connected digital video devices and applications that allow consumers to easily create, share and consume video. In particular, mobile video consumption is rapidly expanding. The "always on" and ease of use of mobile devices are helping to make them the preferred choice as the "first screen" for many consumers.

As more content becomes increasingly available via the Internet, consumers have more choices for how and where they can enjoy content. According to DisplaySearch the number of TVs, tablets, smartphones and UltrabookTM devices being sold is expected to increase beyond 2.3 billion devices by 2018.
Mobile Video
There has been continued growth in the share of online video viewed by mobile devices. The Q3 2017 Global Video Index report from Ooyala showed more than 58% of all video views are now on mobile devices and that since Q3 2011, mobile video views have increased more than 4000%, outpacing the growing penetration rate of mobile devices globally as viewers spend more time watching video on the small screen.
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

Digital Projection Market
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra-portable devices weighing fewer than two pounds for maximum portability. According to PMA Research Limited, the worldwide front projector market shipped 8.7 million units in 2015 and is forecasted to reach 10.2 million units by 2019.
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
Video Delivery
With the acquisition of ViXS Systems Inc. in August 2017, Pixelworks has expanded both our market presence and product portfolio. The video industry continues to evolve and adopt new video standards such as High Efficiency Video Coding, 4K Ultra HD and HDR. The technical and processing demands of these standards are complex, and play directly into Pixelworks’ core competencies. Our technologies for video delivery are highly integrated, low power and provide high quality video processing, allowing seamless connectivity between devices while maintaining end-to-end content security.

The markets that we address via our video delivery segment fall into the following categories:

•	Consumer Products - Original Equipment Manufacturer ("OEMs") and Original Design Manufacturer ("ODMs") who design products for the consumer electronics segments.

•	OTA - Over the Air applications for single, dual, and quad streaming requirements. End users who want to either “cut the cord” or supplement their service offerings.

•	IP Streaming - network streaming devices capable of content portability, and support for your own screen (phone and tablet devices), deployed by service operators.
Consumer Products
High resolution (UHD/4K), sustained bitrate decoding (100Mbit) and advanced video formats (HDR10, HDR10+) are key requirements for advanced personal video recorder (PVR) products sold in the Japanese market, where the end consumers rate video quality as a key acquisition criteria. This advanced PVR market in Japan is experiencing rapid growth as products move from 2K to UHD/4K formats. In addition, as the market moves to new broadcast technologies, like ADSB (Advanced Digital Satellite Broadcast) in Japan, and ATSC 3.0 in Korea and North America, there are further growth opportunities in this market segment.
OTA
There is no question that subscribers to video content in the home are making changes and demanding choices. While content is freely available, if it is distributed over an operator network, or even simply over IP, there is a monthly re-transmit fee that is charged to the consumer. As the number of video subscribers to services such as cable TV has been declining, the monthly re-transmit fee has been increasing. These fee increases are leading more consumers to ‘cut the cord’ and replace their TV subscriptions with over the top ("OTT") video services and free OTA broadcast television. As part of their OTA experience, consumers are starting to require multiple stream support of concurrent channels, so various devices can view different channels at the same time.
IP Streaming
Related to OTA applications, the service operators that want to provide their own choice to their video subscribers are taking advantage of Pixelworks’ IP Streaming applications. These re-use common platforms, and connect to the in-home infrastructure, either at the set top box level, or the Wi-Fi router level. This provides a centralized place where the management, and distribution of content can occur.
For service operators, the benefits are:

•	Customer retention

•	Reduced use of network bandwidth for free OTA channels
For consumers:

•	One menu that provides aggregation of Linear, Video-on-Demand, OTT, and OTA content

•	Reduced monthly fees related to lower re-transmission fees

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

•
Transcoding/Decoding. Digital Delivery forms the bulk of not just video content, but all internet bandwidth today. However, throughout the entire chain from inception to consumption, there are multiple variations in bitrate, resolution, and codecs used for both audio and video. Transcoding is a fundamental technology used throughout this pipeline that leads to moving pictures viewed on TVs and mobile devices. The XCODE family of ASICs has enabled many devices within this pipeline, from the racks in some service providers all the way down to the home user watching broadcast OTA TV on a smartphone. XCODE technology provides solutions in Japan that deliver UHD Blu-ray PVRs with capability of transcoding recorded content suitable for viewing on smartphones. The technology supports today’s broadcast standards, such as ATSC 1.0, DVB/T/T2/S/S2, and ISDB/T/S, and is scalable to support upcoming broadcast standards such as ADSB and ATSC 3.0.

•
SDR to HDR conversion. UHD video has standardized on a technology known as HDR to deliver higher dynamic range content. This has resulted in several competing HDR deployments like HDR10 and HLG and HDR+ with support by multiple industry giants. Pixelworks HDR conversion technology can not only convert between SDR (Standard Dynamic Range) and HDR10, it can also convert between HDR10, HLG and HDR+ solving an interconnectivity problem between content formatted in one HDR format to Display devices that supports a different HDR standard.

Our product development strategy is to leverage our expertise in video display processing to address the evolving needs of the digital projection, mobile and video delivery markets. We plan to continue to focus our development resources to maintain position in these markets by providing leading edge solutions for the advanced digital projection and video delivery markets and to enhance our video processing solutions for mobile markets. Additionally, we plan to leverage our research and development investment into products that address high-value markets, such as mobile and OTA, where our innovative proprietary technology provides differentiation and system power saving benefits. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, full solutions incorporating software and other tools and IP cores that allow our technology to be incorporated into third party solutions.

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

•
Video Co-Processor ICs. Products in this category work with an image processor to post-process video signals to enhance the performance or feature set of the overall video solution (for example, by significantly reducing judder and motion blur). Our Video Co-Processor ICs can be used with our ImageProcessor ICs or with image processing solutions from other manufacturers, and in most cases can be incorporated without assistance from the supplier of the base image processor. This flexibility enables manufacturers to augment their existing or new designs to enhance their video display products.

•
Transcoder ICs. Our Transcoder ICs include embedded microprocessors, digital signal processing technology and software that control the operations and signal processing for converting multiple bitrates, resolutions and codecs to provide bandwidth efficient video transmissions based on industry standard protocols. Pixelworks’ transcoder technology allows for single, dual and even quad streaming solutions for OTA products. Like our other ICs, we have continued to refine the architectures for optimal performance, manufacturing our products on process technologies that align with our customers’ requirements. Additionally, we provide a software development environment that enables our customers to more quickly develop and customize their products.

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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 47%, 43% and 48% of revenue in 2017, 2016 and 2015, respectively.

Our largest distributor, Tokyo Electron Device Ltd. ("TED"), is located in Japan. TED represented more than 10% of revenue in each of 2017, 2016 and 2015, and accounted for more than 10% of accounts receivable as of December 31, 2017. No other distributor accounted for more than 10% of revenue in 2017, 2016 or 2015.
We also have distributor relationships in China, Europe, Korea, Southeast Asia, Taiwan and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 53%, 57% and 52% of total revenue in 2017, 2016 and 2015, respectively.

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

Revenue attributable to our top five end customers together represented 79%, 82% and 83% of revenue in 2017, 2016 and 2015, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2017, 2016 and 2015, and accounted for more than 10% of accounts receivable as of December 31, 2017 and 2016. Sales to Hitachi Ltd. represented more than 10% of revenue in 2015. No other end customer accounted for more than 10% of revenue in 2017, 2016 or 2015.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 98%, 100% and 100% of revenue in 2017, 2016 and 2015, respectively.
Financial information regarding our domestic and foreign operations is presented in "Note 14: Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
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

We also compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Renesas Electronics America, Realtek Semiconductor Corp., Solomon Systech (International) Ltd., Spreadtrum Communications, Inc, STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Broadcom Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
Research and Development
Our research and development efforts are focused on the development of our solutions for the mobile device, digital projector and video delivery markets. Our development efforts are focused on pursuing higher levels of video performance, integration and new features in order to provide our customers with solutions that enable them to introduce market leading products and help lower final systems costs.
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $21.4 million, $19.0 million and $24.6 million in 2017, 2016 and 2015, respectively. During 2017, we received a reimbursement related to a co-development arrangement with a customer for costs incurred in connection with our development of an integrated circuit ("IC") product. As a result of the reimbursement, our overall research and development expense was reduced by $4.0 million in 2017. There were no reductions to research and development expense related to co-development arrangements in 2016 and 2015.
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
Intellectual Property
We rely on a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2017, we held 536 patents and have 100 patent applications pending, compared to 148 patents and 20 patent applications pending as of December 31, 2016. These patents relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 18 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
We intend to seek patent protection for other significant technologies that we have already developed and expect to seek patent protection for future products and technologies as necessary. Patents may not be issued as a result of any pending applications and any claims allowed under issued patents may be insufficiently broad to protect our technology. Existing or future patents may be invalidated, diluted, circumvented, challenged or licensed to others. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights in the same manner and to the same extent as do the laws of the U.S. and, thus, make the possibility of piracy of our technology and products more likely in these countries.

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
See "Risk Factors" in Part I, Item 1A, and "Note 11: Commitments and Contingencies" in Part II, Item 8 of this Annual Report on Form 10-K for information on various risks related to intellectual property.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2017, we had a total of 215 employees, all of which were full-time, compared to 166 employees as of December 31, 2016.
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

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2017, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
Company Specific Risks
If we fail to meet the evolving needs of our markets, identify new products, services or technologies, or successfully compete in our target markets, our revenue and financial results will be adversely impacted.
Pixelworks’ designs, develops and markets visual processing and advanced media processing solutions in the mobile video, digital projection and video delivery markets. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources. We are currently devoting significant resources to the development of technologies and business offerings in markets where our operating history is less extensive, such as the video delivery market where our acquisition of ViXS has allowed us to expand our market presence and product portfolio.
We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers and partners. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or adapt that strategy as market conditions evolve, in a timely manner to exploit potential market opportunities our business will be harmed. In addition, if demand for products and solutions from these markets is below our expectations, if we fail to achieve consumer or market acceptance of them or if we are not able to develop these products and solutions in a cost effective or efficient manner, we may not realize benefits from our strategy.
Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve and new competitors enter these markets. If we are unable to successfully compete in our target markets, demand for our products, solutions and technologies could decrease, which would cause our revenue to decline and our financial results to suffer.
Our product strategy, which is targeted at markets demanding superior video and digital image quality as well as efficient video delivery, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
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
System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may be able to penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems.
Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose the parties affected to a risk of loss, or misuse of this information, resulting in litigation and potential liability, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.
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
Although we recorded net income for the fiscal year ended December 31, 2010, we have otherwise incurred operating losses each fiscal year since 2004 and have an accumulated deficit of $379.5 million as of December 31, 2017. Additionally, while we recorded net income for the three months ending March 31, 2017 and the six months ending June 30, 2017, we have operating losses for the 9 months ending September 30, 2017 and the twelve months ended December 31, 2017. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we can maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 27%, 24% and 31% of revenue for the years ended December 31, 2017, 2016, and 2015, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 79%, 82% and 83% of revenue for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2016 we had one account that represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017 and December 21, 2017 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 28, 2018. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements, however all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
This facility expires on December 28, 2018, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing in a timely manner or at all, or secure financing on terms that are acceptable to us.
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
As of December 31, 2017, we had federal, state and foreign net operating loss carryforwards of approximately $215.3 million, $11.4 million, and $38.6 million respectively, which expire between 2019 and 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2017.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 98% , 100% and 100% of revenue for the years ended December 31, 2017, 2016, and 2015, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in China or Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

•	difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax rates, tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	ensuring that we obtain complete and accurate information from our Asian operations to make proper disclosures in the United States;

•	political and economic instability;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in China, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;

•	outbreaks of health epidemics in China or other parts of Asia;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales;

•	varying employment and labor laws; and

•	greater vulnerability to infrastructure and labor disruptions than in established markets.
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
We face additional risks associated with our operations in China and our results of operations and financial position may be harmed by changes in China's political, economic or social conditions.
We have, and expect to continue to have, significant operations in China. The economy of China differs from the economies of many countries in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and our results of operations and financial position may be harmed by changes in China’s political, economic or social conditions.
Additionally, our Chinese subsidiary is considered a foreign-invested enterprise and is subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-invested enterprises. For example, China's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in China, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Because these laws and regulations are relatively new, and published court decisions are limited and nonbinding in nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, China's legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by our Chinese subsidiary and could materially and adversely affect our business and results of operations.
 Our international operations expose us to risks resulting from the fluctuations of foreign currencies.
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, Korea and China. Additionally, with the acquisition of ViXS, we will be exposed to risks resulting from fluctuations in the Canadian Dollar. We sell our products to OEMs that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This, in turn, could lead to a reduction in revenue.

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
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the Foreign Corrupt Practices Act (FCPA) and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions. From time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.
Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09), which we have implemented from January 1, 2018. The adoption of this new standard did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2018, however we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements. We continue to monitor implementation of this new standard closely.
If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially and adversely affected.
On August 2, 2017, we acquired ViXS, a Canadian company. Because ViXS utilizes separate information and accounting systems, we implemented changes to our internal controls over financial reporting to include the consolidation of ViXS, as well as acquisition-related accounting and disclosures. Pixelworks’ management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the ViXS acquisition and evaluating when it will complete an evaluation and review of ViXS’s internal controls over financial reporting. If any new internal control procedures or our existing internal control procedures are inadequate, or if we identify material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations, Nasdaq Global Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from the Nasdaq Global Market, or penalties imposed on us. Additionally, beginning January 1, 2018, we have ceased to qualify as a smaller reporting company and, as such, we will be required to provide additional disclosures in our periodic reports, which will require additional management time and external resources.

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
On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the "TCJA") into law. The TCJA contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for US taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time U.S. taxation of undistributed prior offshore earnings at reduced rates, elimination of U.S. tax on future offshore earnings (subject to certain important exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time.  Effective January 1, 2018, the new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21%.  ASC 740 requires us to recognize the effect of the tax law change in the period of enactment.  The lower tax rate requires us to remeasure our deferred tax assets and liabilities as of December 31, 2017.  We continue to examine the impact this tax reform legislation may have on our business.

We rely upon certain critical information systems for the operation of our business, and the failure of any critical information system may result in serious harm to our business.
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems are subject to attacks, failures and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and firewall monitoring, to address the outlined risks. Security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical times could compromise the timely and efficient operation of our business. Additionally, any compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, or expose us to a risk of litigation or damage our reputation, any or all of which could harm our business and operating results.
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
The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to produce semiconductors free of defects. Because many of our products are more highly integrated than other semiconductors and incorporate mixed signal analog and digital signal processing, multi-chip modules and embedded memory technology, they are even more difficult to produce without defects. Defective products can be caused by design or manufacturing difficulties. Identifying quality problems can be performed only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Despite testing by both our customers and us, errors or performance problems may be found in existing or new semiconductors. Failure to achieve defect-free products may result in increased costs and delays in the availability of our products. Defects may also divert the attention of our engineering personnel from our product development efforts to find and correct the issue, which would delay our product development efforts.
Additionally, customers could seek damages from us for their losses, and shipments of defective products may harm our reputation with our customers. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel, and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Solomon Systech (International) Ltd., Spreadtrum Communications, Inc, STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Broadcom Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2017, we held 536 patents and had 100 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our stock price was previously below $1.00 on May 6, 2009 and was $1.22 on February 12, 2016 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock.
In addition to the minimum $1.00 per share requirement, the Nasdaq Global Market has other listing requirements, including: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years; (ii) a minimum of $50.0 million in market value of listed securities, $15.0 million in market value of publicly held securities and at least 1.1 million publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity. As of December 31, 2017, we were in compliance with these listing requirements. However, as recently as June 30, 2013, our shareholders’ equity was below $10.0 million and as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2017, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	77,000	Various dates through March 2020
Toronto	Engineering; administration	24,000	March 2022
California	Administration; engineering; sales	19,000	December 2018
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2020
Oregon	Administration	5,000	December 2019
Hong Kong	Engineering	5,000	March 2019
Japan	Sales; customer support	3,000	January 2019

Item 3.	Legal Proceedings.
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

Fiscal 2017	High	Low
Fourth Quarter	$6.73	$4.75
Third Quarter	5.15	4.05
Second Quarter	6.22	4.21
First Quarter	4.89	2.80

Fiscal 2016	High	Low
Fourth Quarter	$3.49	$2.17
Third Quarter	3.29	1.77
Second Quarter	2.48	1.55
First Quarter	2.58	1.22
As of March 9, 2018, there were 126 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $4.66. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.
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

The graph assumes that $100 was invested in our common stock and each index on December 31, 2012. In accordance with guidelines of the SEC, the shareholder return for each entity in the peer group index has been weighted on the basis of market capitalization. The stock price performance in the graph is not intended to forecast or indicate future stock price performance.

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
In thousands, except per share data.

	Year ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data
Revenue, net	$80,637	$53,390	$59,517	$60,923	$48,118
Cost of revenue	38,873	28,322	30,224	29,142	21,708
Gross profit	41,764	25,068	29,293	31,781	26,410
Operating expenses:
Research and development	21,427	19,036	24,644	25,296	20,664
Selling, general and administrative	20,450	13,770	14,453	15,434	13,883
Restructuring	1,920	2,608	—	—	—
Total operating expenses	43,797	35,414	39,097	40,730	34,547
Loss from operations	(2,033)	(10,346)	(9,804)	(8,949)	(8,137)
Other expense, net	(1,647)	(406)	(446)	(493)	(405)
Loss before income taxes	(3,680)	(10,752)	(10,250)	(9,442)	(8,542)
Provision for income taxes	493	355	320	518	328
Net loss	$(4,173)	$(11,107)	$(10,570)	$(9,960)	$(8,870)
Net loss per share - basic and diluted	$(0.13)	$(0.39)	$(0.42)	$(0.44)	$(0.45)
Weighted average shares outstanding - basic and diluted	31,507	28,276	25,088	22,766	19,816

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data
Cash and cash equivalents	$27,523	$19,622	$26,591	$17,926	$20,805
Working capital	18,069	16,545	21,796	11,470	15,163
Total assets	67,543	30,857	43,842	34,144	36,744
Long-term liabilities, net of current portion	9,838	2,074	2,773	3,570	2,878
Total shareholders’ equity	39,437	19,049	26,376	15,684	18,942

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
Pixelworks designs, develops and markets visual display processing semiconductors, intellectual property cores, software and custom application specific integrated circuits ("ASIC") solutions for high-quality energy efficient video applications. In addition, we offer a suite of solutions for advanced media processing and the efficient delivery and streaming of video.
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
As of December 31, 2017, we had an intellectual property portfolio of 536 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems Inc., a corporation organized in Canada ("ViXS").
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
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 98%, 100% and 100% of revenue in 2017, 2016 and 2015, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.

Results of Operations
Year ended December 31, 2017 compared with year ended December 31, 2016, and year ended December 31, 2016 compared with year ended December 31, 2015.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2017 v. 2016		2016 v. 2015
	2017	2016	2015	$ change	% change	$ change	% change
Revenue, net	$80,637	$53,390	$59,517	$27,247	51%	$(6,127)	(10)%
2017 v. 2016
Net revenue increased $27.2 million, or 51%, from 2016 to 2017, primarily due to the following factors:

•
An increase in units sold into the digital projector and the TV and panel markets. These increases were primarily the result of implementing an end-of-life for our legacy products. Revenue attributable to end-of-life products for the year ended December 31, 2017 was $15.3 million.

•
An increase in units sold within the video delivery market, due to the acquisition of products associated with the acquisition of ViXS (the "Acquisition") during 2017. Revenue attributable to the video delivery market for the year ended December 31, 2017 was $4.5 million.

•
An increase in products sold into the digital projector market, which was primarily due to lower sales in 2016, due to customers' efforts to adjust inventory levels within the digital projector market as well as supply disruptions in Japan.

•	An increase in average selling price ("ASP") within the digital projector and the TV and panel markets associated with a price increase for some of our products.
2016 v. 2015
Net revenue decreased $6.1 million, or 10%, from 2015 to 2016 which was primarily attributable to decreased unit sales into the digital projector market, which was due to customers' efforts to adjust inventory levels. A decrease in ASP in 2016 compared to 2015 also contributed to the overall decrease in revenue. The decrease in ASP was primarily due to increased unit sales into the mobile device market in 2016 compared to 2015.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2017	% of revenue	2016	% of revenue	2015	% of revenue
Direct product costs and related overhead [1]	$35,984	45%	$26,376	49%	$29,843	50%
Inventory step-up and backlog amortization	1,965	2	—	0	—	0
Amortization of acquired developed technology	497	1	—	0	—	0
Other cost of revenue [2]	243	0	190	0	182	0
Inventory charges [3]	184	0	(28)	0	199	0
Restructuring	—	0	1,784	3	—	0
Total cost of revenue	$38,873	48%	$28,322	53%	$30,224	51%
Gross profit	$41,764	52%	$25,068	47%	$29,293	49%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties, all of which are related to sales of IC products.

[2]	Includes stock-based compensation and additional amortization of a non-cancelable prepaid royalty.

[3]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
2017 v. 2016
Cost of revenue decreased to 48% of revenue in 2017 from 53% of revenue in 2016. Contributing to the majority of this decrease was a decrease in direct product costs and related overhead as a percent of revenue. Direct product costs and related overhead as a percent of revenue was 45% in 2017 compared to 49% of revenue in 2016. The decrease in direct product costs and related overhead as a percent of revenue was primarily due to the following factors:

•
An increase in units sold within 2017 related to an end-of-life for our legacy products. Many of these legacy products have lower direct product costs as a percent of revenue, compared to our other products.

•
Revenue attributable to the video delivery market as a result of the Acquisition in 2017. The products sold into the video delivery market have lower direct product costs as a percentage of revenue, compared to our existing product offerings.

•
A decrease in direct product costs and related overhead as a percentage of revenue due to better absorption. As revenue increases our overhead costs stay relatively constant which favorably impacts direct product costs and related overhead as a percent of revenue.

The decrease in cost of revenue as a percent of revenue was also due to a decrease in restructuring charges from 2016 to 2017. There were no restructuring charges in 2017 that impacted cost of revenue. These decreases were partially offset by an increase in amortization of acquired developed technology and backlog as well as step-up of inventory, all associated with the accounting for the Acquisition.
We expect the remaining inventory step-up of $0.4 million to be recognized in cost of revenue over approximately the next 6 months.
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
Co-development agreement
During the first quarter of 2017, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product to be sold exclusively to the customer. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the Co-development Agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized an offset to research and development expense of $4.0 million related to the Co-development Agreement during 2017.
During 2018, we expect to complete all of the milestones related to the Co-development Agreement and realize the remaining $4.0 million of reimbursement.
Research and development expense was as follows (in thousands):

	Year ended December 31,			2017 v. 2016		2016 v. 2015
	2017	2016	2015	$ change	% change	$ change	% change
Research and development	$21,427	$19,036	$24,644	$2,391	13%	$(5,608)	(23)%
2017 v. 2016
Research and development expense increased $2.4 million from 2016 to 2017. The increase was primarily due to a $2.0 million increase in compensation expense due to an increase in headcount as a result of the Acquisition and an increased management bonus accrual. The increase was also due to a $0.4 million increase in rent expense which was primarily due to a non-recurring overlap in rent expense associated with our old and new China facility locations in 2017. Research and development expense in 2017 also included a benefit of $4.0 million recognized in 2017 largely offset by an increase in non-recurring engineering expense. The benefit recognized and the increase in non-recurring engineering expense are both related to the Co-development Agreement.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2017 v. 2016		2016 v. 2015
	2017	2016	2015	$ change	% change	$ change	% change
Selling, general and administrative	$20,450	$13,770	$14,453	$6,680	49%	$(683)	(5)%
2017 v. 2016
Selling, general and administrative expense increased $6.7 million from 2016 to 2017. The increase was primarily due to $2.5 million in acquisition and integration costs associated with the Acquisition and a $1.7 million increase in compensation expense due to an increase in headcount as a result of the Acquisition and an increased management bonus accrual. The increase was also due to a $1.5 million increase in stock-based compensation expense, partially due to awards granted in association with the Acquisition and partially due to a credit in 2016 for the reversal of stock-based compensation expense associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek. These increases were partially offset by a $0.8 million decrease in severance expense. The severance expense in 2016 was also due to the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek. The remaining $1.8 million increase was due to a general increase in most other expense categories as a result of our expanded operations as a result of the Acquisition.
2016 v. 2015
Selling, general and administrative expense decreased $0.7 million from 2015 to 2016. The decrease was primarily due to a $0.9 million decrease in stock-based compensation expense partially due to the timing of awards granted and partially due to a reversal of stock-based compensation expense associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek. This decrease was partially offset by a $0.8 million increase in severance expense also associated with the February 1, 2016 resignation of our former Chief Executive Officer, Bruce Walicek. The remaining decrease was due to a general decrease across most other expense categories as we focused on cost management.

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
Restructuring expense for the years ended December 31, 2017, 2016 and 2015, was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Employee severance and benefits	$1,920	$2,618	$—
Write off of assets	—	1,744	—
Other	—	30	—
Total restructuring expense	$1,920	$4,392	$—

Included in cost of revenue	$—	$1,784	$—
Included in operating expenses	1,920	2,608	—
During 2017, we incurred expenses of $1.9 million related to the 2017 Plan, which consisted of costs associated with employee severance and benefits. Through December 31, 2017, the cumulative amount incurred related to the 2017 Plan is $1.9 million, none of which is included in cost of revenue. As we continue to implement the 2017 Plan, we expect to incur negligible additional restructuring charges during 2018 related to the plan.
During 2016, we incurred expenses of $4.4 million related to the 2016 Plan, which primarily consisted of costs associated with employee severance and benefits of $2.6 million and the abandonment of certain assets of $1.7 million. The 2016 Plan was completed at the end of 2016 and we did not incur any further restructuring charges related to the 2016 Plan during 2017. Through December 31, 2017, the cumulative amount incurred related to the 2016 Plan is $4.4 million, of which $1.8 million is included in cost of revenue.
Interest expense and other, net
Interest expense and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Interest expense	$(878)	$(446)	$(450)
Fair value adjustment on convertible debt conversion option	(743)	—	—
Discount accretion on convertible debt fair value	(196)	—	—
Interest income	141	40	4
Gain on debt extinguishment	29	—	—
Total interest expense and other, net	$(1,647)	$(406)	$(446)

The increase in interest expense in 2017 compared to 2016 is due to contractual interest on convertible debt, as well as imputed interest on short and long-term liabilities acquired as a part of the Acquisition.

Provision for income taxes
The provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Provision for income taxes	$493	$355	$320
The income tax expense recorded for the year ended December 31, 2017 is comprised of $1.0 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by $0.3 million benefit related to the treatment of AMT tax credits under the Tax Cuts and Jobs Act ("TCJA") and $0.2 million for the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
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
As of December 31, 2017 and 2016, we continue to record a full valuation allowance against our U.S. net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets, with the exception of Canada, as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2017, we have federal, state and foreign net operating loss carryforwards of approximately $215.3 million, $11.4 million, and $38.6 million respectively, which will expire between 2019 and 2037. As of December 31, 2017, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $9.0 million, $4.0 million and $27.3 million respectively. The federal and state tax credits will begin expiring in 2019 while the foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $119,447. We have a general foreign tax credit of $1.7 million which will begin expiring in 2018. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.
Additional information regarding our expectations with respect to the impact of the TCJA on our taxes and financial results can be found in "Note 10: Income Taxes." in Part II, Item 8 of this Form 10-K.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $7.9 million from $19.6 million at December 31, 2016 to $27.5 million at December 31, 2017. The net increase was the result of $12.2 million provided by operating activities, $3.0 million in proceeds from the issuances of common stock under our employee equity incentive plans and $1.9 million net cash acquired in the Acquisition. These increases were partially offset by $4.0 million used in payments on the line of credit associated with the Acquisition, $2.5 million used for purchases of property and equipment, $1.7 million in payments on other asset financings and $1.0 million used in payments on convertible debt.
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

As of December 31, 2017, our cash and cash equivalents balance of $27.5 million consisted of $4.1 million in cash and $23.4 million in U.S. denominated money market funds. Although we did not hold short- or long-term investments as of December 31, 2017, our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $4.6 million at December 31, 2017 from $3.1 million at December 31, 2016. Average number of days sales outstanding increased to 23 days at December 31, 2017 from 18 days at December 31, 2016. The increase in accounts receivable and days sales outstanding was partially due to an increase in sales due to the Acquisition and partially due to normal fluctuations in the timing of sales and customer receipts within the fourth quarter of 2017, and the fourth quarter of 2016.
Inventories
Inventories were $2.8 million at December 31, 2017 and $2.8 million at December 31, 2016. Inventory turnover increased to 10.6 at December 31, 2017 from 10.1 at December 31, 2016. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017 and December 21, 2017 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 28, 2018. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2017, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of December 31, 2017 and December 31, 2016, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of December 31, 2017, our cash and cash equivalents balance was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.

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
Additionally, in connection with the Acquisition, we assumed convertible debt with an aggregate outstanding principal amount as of December 31, 2017 of approximately $4.7 million U.S. dollars. The convertible debt has a 10% per year interest rate, subject to certain downward adjustments, and $2.1 million of the principal amount of convertible notes is due September 2019 and $2.6 million is due January 2020. The convertible debt is convertible at any time at the option of the holder and we have the option to redeem the convertible debt for 110% of the principal amount plus interest through December 31, 2017 or 100% of the principal amount plus interest thereafter. On January 12, 2018, the Company provided notice to the holders of the convertible debt of its election to redeem the convertible debt in full as of March 13, 2018. Additional information regarding the convertible debt can be found in "Note 5: Convertible Debt." and "Note 16: Subsequent Events" in Part II, Item 8 of this Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, product returns, warranty obligations, bad debts, inventories, property and equipment, impairment of long-lived assets, valuation of goodwill, valuation of convertible debt, valuation of share-based payments, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2017, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.
Goodwill. Goodwill is not amortized, rather tested, at least annually, for impairment at a reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired.
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test as during the fourth quarter and concluded that goodwill was not impaired.

Convertible Debt and Conversion Option. The convertible debt was recorded at fair value in our consolidated balance sheet on the date of the Acquisition, however, fair value adjustments are not required after the Acquisition date. The fair value of the conversion feature is calculated using the Tsiveriotis and Fernandes Convertible Debt Model. Three primary assumptions used in the calculations are volatility, credit spread and risk free rate of interest. The embedded conversion feature is measured at fair value on a recurring basis and included with convertible debt in our consolidated balance sheet.
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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2017 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated purchase commitments to contract manufacturers	$5,807	$5,807	$—	$—	$—
Operating leases	5,067	2,564	2,172	331	—
Convertible debt [1]	4,749	—	4,749	—	—
Payments on accrued balances related to asset financings	2,546	1,904	642	—	—
Interest on convertible debt [1]	1,082	475	607	—	—
Other purchase obligations and commitments	1,676	222	548	558	348
Total [2]	$20,927	$10,972	$8,718	$889	$348

[1]
On January 12, 2018, the Company provided notice to the holders of the convertible debt of its election to redeem the convertible debt in full as of March 13, 2018. Additional information regarding the convertible debt can be found in "Note 5: Convertible Debt." and "Note 16: Subsequent Events" in Part II, Item 8 of this Form 10-K.

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
Interest Rate Risk
As of December 31, 2017, all of our cash equivalents were held in highly liquid money market accounts, accordingly, we do not have significant exposure to changes in interest rates and do not consider our interest rate risk to be material.
Exchange Rate Risk
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Canada, Japan, Taiwan, Korea and the People's Republic of China, however we do not consider our exchange rate risk to be material. We sell our products to original equipment manufacturers ("OEMs") that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace.
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
The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Pixelworks, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 1997.

/s/ KPMG LLP

Portland, Oregon
March 14, 2018

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$27,523	$19,622
Accounts receivable, net	4,640	3,118
Inventories	2,846	2,803
Prepaid expenses and other current assets	1,328	736
Total current assets	36,337	26,279
Property and equipment, net	5,605	3,793
Other assets, net	1,338	785
Acquired intangible assets, net	5,856	—
Goodwill	18,407	—
Total assets	$67,543	$30,857
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,436	$1,734
Accrued liabilities and current portion of long-term liabilities	16,387	7,860
Current portion of income taxes payable	445	140
Total current liabilities	18,268	9,734
Long-term liabilities, net of current portion	1,487	194
Convertible debt	6,069	—
Income taxes payable, net of current portion	2,282	1,880
Total liabilities	28,106	11,808
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 34,651,087 and 28,885,795 shares issued and outstanding as of December 31, 2017 and 2016, respectively	418,891	394,296
Accumulated other comprehensive income	20	10
Accumulated deficit	(379,474)	(375,257)
Total shareholders' equity	39,437	19,049
Total liabilities and shareholders' equity	$67,543	$30,857
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue, net (1)	$80,637	$53,390	$59,517
Cost of revenue (2)	38,873	28,322	30,224
Gross profit	41,764	25,068	29,293
Operating expenses:
Research and development (3)	21,427	19,036	24,644
Selling, general and administrative (4)	20,450	13,770	14,453
Restructuring	1,920	2,608	—
Total operating expenses	43,797	35,414	39,097
Loss from operations	(2,033)	(10,346)	(9,804)
Interest expense and other, net (5)	(1,647)	(406)	(446)
Loss before income taxes	(3,680)	(10,752)	(10,250)
Provision for income taxes (6)	493	355	320
Net loss	$(4,173)	$(11,107)	$(10,570)
Net loss per share - basic and diluted	$(0.13)	$(0.39)	$(0.42)
Weighted average shares outstanding - basic and diluted	31,507	28,276	25,088

(1) Includes deferred revenue fair value adjustment	$93	$—	$—
(2) Includes:
Inventory step-up and backlog amortization	1,965	—	—
Amortization of acquired intangible assets	497	—	—
Stock-based compensation	243	190	196
Restructuring	—	1,784	—
Additional amortization of non-cancelable prepaid royalty	—	—	(14)
(3) Includes stock-based compensation	1,648	1,600	1,927
(4) Includes:
Acquisition and integration	2,460	—	—
Stock-based compensation	2,352	872	1,798
Amortization of acquired intangible assets	168	—	—
(5) Includes:
Fair value adjustment on convertible debt conversion option	743	—	—
Discount accretion on convertible debt fair value	196	—	—
Gain on debt extinguishment	(29)	—	—
(6) Includes benefit related to tax reform	(343)	—	—
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(4,173)	$(11,107)	$(10,570)
Other comprehensive income (loss):
Foreign pension adjustment	14	6	(6)
Tax effect of pension adjustment	(4)	(2)	1
Total comprehensive loss	$(4,163)	$(11,103)	$(10,575)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(4,173)	$(11,107)	$(10,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,243	2,662	3,921
Depreciation and amortization	3,577	3,466	4,263
Inventory step-up and backlog amortization	1,965	—	—
Fair value adjustment on convertible debt conversion option	743	—	—
Amortization of acquired intangible assets	665	—	—
Discount accretion on convertible debt fair value	196	—	—
Reversal of uncertain tax positions	(191)	(170)	(323)
Gain on debt extinguishment	(29)	—	—
Write off of certain assets to restructuring	—	1,744	—
Deferred income tax expense	4	22	23
Other	71	47	53
Changes in operating assets and liabilities:
Accounts receivable, net	(554)	2,870	(1,340)
Inventories	1,378	179	(368)
Prepaid expenses and other current and long-term assets, net	650	(166)	163
Accounts payable	(2,063)	(1,210)	(210)
Accrued current and long-term liabilities	4,819	101	346
Income taxes payable	898	27	195
Net cash provided by (used in) operating activities	12,199	(1,535)	(3,847)
Cash flows from investing activities:
Purchases of property and equipment	(2,484)	(2,144)	(3,012)
Cash received in connection with acquisition of business	1,901	—	—
Purchases of licensed technology	—	—	(55)
Net cash used in investing activities	(583)	(2,144)	(3,067)
Cash flows from financing activities:
Payments on line of credit related to acquisition	(4,046)	—	—
Proceeds from issuances of common stock under employee equity incentive plans	3,004	1,077	990
Payments on asset financings	(1,673)	(1,367)	(1,767)
Payments on convertible debt	(1,000)	—	—
Payments on line of credit	—	(3,000)	—
Net proceeds from equity offering	—	—	16,356
Net cash provided by (used in) financing activities	(3,715)	(3,290)	15,579
Net increase (decrease) in cash and cash equivalents	7,901	(6,969)	8,665
Cash and cash equivalents, beginning of period	19,622	26,591	17,926
Cash and cash equivalents, end of period	$27,523	$19,622	$26,591

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$418	$139	$104
Cash paid for income taxes, net of refunds received	160	437	366
Non-cash investing and financing activities:
Value of shares issued in acquisition	$16,975	$—	$—
Acquisitions of property and equipment and other assets under extended payment terms	3,558	—	765
Value of debt converted into shares	329	—	—
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2014	23,220,534	369,253	11	(353,580)	15,684
Stock issued under employee equity incentive plans	806,174	990	—	—	990
Equity offering	3,737,500	16,356	—	—	16,356
Stock-based compensation expense	—	3,921	—	—	3,921
Net loss	—	—	—	(10,570)	(10,570)
Foreign pension adjustment, net of tax of $(1)	—	—	(5)	—	(5)
Balance as of December 31, 2015	27,764.208	390,520	6	(364,150)	26,376
Stock issued under employee equity incentive plans	1,121,587	1,077	—	—	1,077
Stock-based compensation expense	—	2,662	—	—	2,662
Other	—	37	—	—	37
Net loss	—	—	—	(11,107)	(11,107)
Foreign pension adjustment, net of tax of $2	—	—	4	—	4
Balance as of December 31, 2016	28,885,795	394,296	10	(375,257)	19,049
Stock issued under employee equity incentive plans	2,001,782	3,004	—	—	3,004
Stock-based compensation expense	—	4,243	—	—	4,243
Other	—	44	—	(44)	—
Issuance of stock for acquisition	3,708,262	16,975	—	—	16,975
Debt conversion	55,248	329	—	—	329
Net loss	—	—	—	(4,173)	(4,173)
Foreign pension adjustment, net of tax of $4	—	—	10	—	10
Balance as of December 31, 2017	34,651,087	$418,891	$20	$(379,474)	$39,437
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION
Nature of Business
Pixelworks designs, develops and markets visual display processing semiconductors, intellectual property cores, software and custom application specific integrated circuits ("ASIC") solutions for high-quality energy efficient video applications. In addition, we offer a suite of solutions for advanced media processing and the efficient delivery and streaming of video.
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
As of December 31, 2017, we had an intellectual property portfolio of 536 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction losses were $172, $153 and $125 for the years ended December 31, 2017, 2016 and 2015, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, valuation of goodwill, valuation of convertible debt, income taxes. The actual results experienced could differ materially from our estimates.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which consist of U.S. denominated money market funds totaled $23,402 and $17,960 as of December 31, 2017 and 2016, respectively.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2017.

Goodwill
Goodwill is not amortized, rather tested, at least annually, for impairment at a reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired.
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter of 2017 and concluded that goodwill was not impaired.
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
The fair value of our stock option grants and purchase rights under our employee stock purchase plan are estimated as of the grant date using the Black-Scholes option pricing model which is affected by our estimates of the risk free interest rate, our expected dividend yield, expected term and the expected share price volatility of our common shares over the expected term. The fair value of our restricted stock awards are based on the market value of our stock on the date of grant.

Research and Development
Costs associated with research and development activities are expensed as incurred, except for items with alternate future uses which are capitalized and depreciated over their estimated useful lives.
On occasion, we enter into co-development arrangements with current or prospective integrated circuit ("IC") customers to defray a portion of the research and development expenses we expect to incur in connection with our development of an IC product. As amounts become due and payable, they are offset against research and development expense on a pro-rata basis.
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
An uncertain tax position represents treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. Until these positions are sustained by the taxing authorities, we do not recognize the tax benefits resulting from such positions and report the tax effects for uncertain tax positions in our consolidated balance sheets.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of the following:

	December 31,
	2017	2016
Actuarial income on foreign pension obligation	$35	$27
Accumulated transition foreign pension obligation	(15)	(17)
Accumulated other comprehensive income	$20	$10

Risks and Uncertainties
Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on a limited number of foundries and assembly and test vendors to produce all of our wafers and for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within Taiwan, and the People’s Republic of China increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances.
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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. We will continue to have the option to perform a qualitative assessment to determine if a quantitative goodwill impairment test is necessary. As permitted by ASU 2017-04, Pixelworks has elected to early adopt the amendments contained in ASU 2017-04 for our annual impairment test of goodwill during the fourth quarter of 2017. Accordingly, our 2017 goodwill impairment analysis was based on and reflected the requirements of ASU 2017-04. The adoption of this update did not have a material impact on our financial position, results of operations, or cash flows.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us on January 1, 2018. We have developed an implementation plan to adopt this new guidance. As part of this plan, we assessed the impact of the new guidance on our results of operations. Based on our procedures performed to date, we do not expect the adoption of this standard to have a material impact on our financial statements but do anticipate increased disclosures after adoption. We adopted ASU 2014-09 on January 1, 2018 and we have selected the modified retrospective transition method. The adoption of this new standard did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2018.

NOTE 3: ACQUISITION
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
The ViXS chief executive officer (the "CEO") was terminated in connection with the closing of the transaction. As a result, we recognized expense of $1,115, which consisted of $800 related to a severance agreement, payable over 24 months, and $315 related to accelerated vesting of the CEO’s ViXS restricted stock units which were exchanged for Pixelworks common stock at closing. Such amount is included within selling, general and administrative within our consolidated statement of operations for the year ended December 31, 2017.

The purchase price was preliminarily allocated to the assets and liabilities based on fair values as follows:

Purchase price		$16,975
Less net liabilities assumed:
Assets acquired:
Cash and cash equivalents	1,901
Accounts receivable	968
Inventories	3,175
Property and equipment	964
Other assets	1,562
Identifiable intangible assets	6,730
Liabilities assumed:
Accounts payable	(1,736)
Accrued liabilities and other current liabilities	(2,832)
Revolving bank loan	(4,046)
Convertible debt	(6,485)
Other noncurrent liabilities	(1,633)	(1,432)
Goodwill		$18,407

The allocation of purchase price consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). Below are the significant valuations that were performed associated with the acquisition which were based upon preliminary estimates:

•
We performed a valuation of the convertible debt. We assigned value of $4,762 to convertible debt, consisting of the contractual amount of $6,068 offset by a debt discount of $1,306, and $1,723 related to the embedded conversion feature. No other features of the debt were assigned value at the acquisition date.

•
We performed a valuation of acquired intangible assets. We have preliminarily assigned $5,050 of the purchase price to acquired developed technology with estimated lives of 5 years or less, $1,270 to customer relationships with estimated lives of 3 years or less, and $410 to backlog and trademark with estimated lives of 2 years or less. ViXS had no in-process research and development.

•
We recorded an inventory step-up of $2,191 to record inventory at fair value. We are recognizing this within cost of goods sold as the inventory is sold which we expect to be over a period of approximately 12 months.

During the fourth quarter, after further analysis of estimates and assumptions associated with the acquired ViXS inventory, we reduced the value of acquired inventory by $386 with a corresponding increase to goodwill.
We preliminarily recorded gross deferred tax assets of $62,992, subject to a valuation allowance of $62,972 to recognize book basis and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired.
The goodwill resulting from this transaction is not deductible for tax purposes.
The results of ViXS’ operations are included in our consolidated statement of operations beginning on the date of acquisition. ViXS revenue of $4,489 and net loss of $(6,729), which included $1,920 in restructuring charges, (see Note 7: "Restructurings") and $3,633 of non-cash amortization of acquisition and debt related items are included in our consolidated statement of operations for the year ended December 31, 2017.

The following table reflects the unaudited pro forma results of Pixelworks and ViXS as if the merger had taken place as of January 1, 2016:

	Year Ended
	December 31,
	2017	2016
Revenue, net	$90,764	$81,909
Net loss	$(3,733)	$(25,234)
Net loss per share:
Basic	$(0.11)	$(0.79)
Diluted	$(0.11)	$(0.79)
Weighted average shares outstanding:
Basic	33,670	31,984
Diluted	33,670	31,984

The unaudited pro forma net loss presented above includes adjustments for amortization of acquired intangible assets and other assets, and stock-based compensation as these items are expected to have a continuing effect on the consolidated results of operations of the combined company. The unaudited pro forma net income (loss) presented above does not reflect amortization of the mark-up of acquired inventory to fair value, or acquisition-related costs of $3,010 for the year ended December 31, 2017, as they are not reflective of the ongoing operations of the combined entities. Net loss reported for the year ended December 31, 2017 includes a $4,785 gain ViXS recognized on the sale of a product line during the period.

The pro-forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.

NOTE 4.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2017	2016
Accounts receivable, gross	$4,687	$3,150
Allowance for doubtful accounts	(47)	(32)
Accounts receivable, net	$4,640	$3,118
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$32	$60	$301
Additions charged (reductions credited)	15	(28)	9
Accounts written-off, net of recoveries	—	—	(250)
Balance at end of year	$47	$32	$60

Inventories
Inventories consist of the following:

	December 31,
	2017	2016
Finished goods	$1,115	$1,707
Work-in-process	1,731	1,096
Inventories	$2,846	$2,803
We recorded inventory write-downs, offset by sales of previously written-down inventory of $184 for the year ended December 31, 2017. We recorded inventory write-downs, offset by sales of previously written-down inventory of $257 for the year ended December 31, 2016, of which $285 was included in restructuring and was related to the write off of inventory associated with markets we are no longer pursuing. We recorded inventory write-downs, offset by sales of previously written-down inventory of $199 for the year ended December 31, 2015. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure, offset by sales of previously written-down inventory of $165, $44 and $8 for the years ended December 31, 2017, 2016 and 2015, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2017	2016
Equipment, furniture and fixtures	$9,040	$10,070
Software	6,112	6,295
Tooling	5,665	5,714
Leasehold improvements	2,255	2,337
	23,072	24,416
Accumulated depreciation and amortization	(17,467)	(20,623)
Property and equipment, net	$5,605	$3,793

Software amortization was $1,501, $1,755 and $2,127 for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,076, $1,705 and $1,483 for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $0, $6 and $653 for the years ended December 31, 2017, 2016 and 2015, respectively.

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. See Note 3: “Acquisition” for additional information. Acquired intangible assets resulting from this transaction consist of the following:

	December 31,
	2017	2016
Developed technology	$5,050	$—
Customer relationships	1,270	—
Backlog and tradename	410	—
	6,730	—
Less: accumulated amortization	(874)	—
Acquired intangible assets, net	$5,856	$—

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; and tradename and backlog, 6 to 18 months.
Amortization expense for intangible assets was $874 for the year ended December 31, 2017, with $706 included in cost of revenue and $168 included in selling, general and administrative on the consolidated statement of operations. As of December 31, 2017, future estimated amortization expense is as follows:

Years ending December 31:
2018	1,648
2019	1,505
2020	1,496
2021	1,117
2022	90
$5,856
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset and an expectation that the asset will be significantly utilized before the end of its useful life. There were no such triggering events requiring an impairment assessment of other intangible assets as of December 31, 2017.
Goodwill
Goodwill resulted from our acquisition of ViXS on August 2, 2017, whereby we recorded goodwill of $18,407. See Note 3: "Acquisition" for information concerning the acquisition. See Note 2: "Summary of Significant Accounting Policies" for information on our assessment of goodwill impairment.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2017	2016
Accrued payroll and related liabilities	$5,400	$2,169
Accrued interest payable	2,770	2,078
Accrued commissions and royalties	2,610	2,427
Current portion of accrued liabilities for asset financings	1,701	389
Deferred revenue	418	—
Accrued costs related to restructuring	352	60
Liability for warranty returns	17	28
Other	3,119	709
Accrued liabilities and current portion of long-term liabilities	$16,387	$7,860
The following is a summary of the change in our liability for warranty returns:

	Year Ended December 31,
	2017	2016	2015
Liability for warranty returns:
Balance at beginning of year	$28	$49	$105
Provision (benefit)	2	6	(24)
Charge-offs	(13)	(27)	(32)
Balance at end of year	$17	$28	$49

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017 and December 21, 2017 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 28, 2018. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender's prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on December 28, 2018, which is the scheduled maturity date for the Revolving Line.
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
As of December 31, 2017 and December 31, 2016, we had no outstanding borrowings on the Revolving Line.

NOTE 5: CONVERTIBLE DEBT
As part of the Acquisition, we assumed secured convertible debt, which consists of the following as of December 31, 2017:

10% convertible notes, principal amount	$4,749
Unamortized debt discount	(1,030)
Conversion feature, at fair value	2,350
$6,069
As a result of the change in control of ViXS, the convertible debt holders had a right to put the debt to the Company. A majority of the holders agreed to waive their right to accelerate and to accept 0.04836 share of our common stock for each share of ViXS common stock the holder would have been entitled to receive upon the exercise of the conversion option. During the year ended December 31, 2017, we repaid $1,000 to those holders that did not agree to waive their rights.
Key terms of the convertible debt include:

•
Currency - The convertible debt is denominated in Canadian dollars, with principal and interest payments made in Canadian dollars. As a result, we record foreign currency transaction gains or losses in our statement of operations related to the convertible debt.

•
Interest - Stated rate of 10% per year, payable semi-annually. If the five day volume weighted average market price of our common stock exceeds the U.S. dollar equivalent of CAD $16.54 for 15 consecutive trading days, the interest rate will reset to a fixed rate of 1.0%. The five day volume weighted average market price for our common stock did not exceed such threshold during the year ended December 31, 2017.

•	Maturity - $2,102 of the principal amount of convertible notes is due September 2019 and $2,647 is due January 2020.

•
Conversion Option - Convertible at any time at the option of the holders into our common stock at a conversion price of CAD $7.24 per share for the convertible notes due September 2019 (of which the principal outstanding amount in Canadian dollars is CAD $2,640) and CAD $7.03 per share for the convertible notes due January 2020 (of which the principle outstanding amount in Canadian dollars is CAD $3,324), or 837,503 shares.

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

For the year ended December 31, 2017, interest expense consisted of $227 related to the contractual rate of interest and $196 related to accretion of the discount. During the year ended December 31, 2017, we recorded net foreign currency gains of approximately $(4) in other expense, $0 of which was related to accretion of the discount.
The unamortized debt discount of $1,030, is expected to be amortized over two years.
On November 21, 2017, a convertible debt holder elected to convert their debt. The principal amount of the debt converted was CAD $400 and resulted in the issuance of 55,248 shares of our common stock which was valued at $329 on the date of conversion.
On January 12, 2018, the Company provided notice to the holders of the convertible debt of its election to redeem the convertible debt in full as of March 13, 2018. For additional information see "Note 16: Subsequent Events".
Conversion Feature
Because our functional currency is the U.S. dollar and the convertible debt, including the conversion option, is denominated in Canadian dollars, it is not indexed to our stock. As a result, the conversion option of the convertible debt is separately identified and recognized at fair value as a derivative liability. For the year ended December 31, 2017, $743 is included in other expense in our consolidated statement of operations for the increase in the fair value of the conversion feature.
Interest Deceleration Feature
The interest deceleration feature also qualifies as a derivative that requires separate accounting from the convertible debt. However, based on the terms of the convertible debt, we concluded that the interest deceleration will never occur because it would always be advantageous for us to call the convertible debt before the common stock reaches the price that triggers the reset. Accordingly, this derivative was assigned $0 value as of December 31, 2017.

NOTE 6. FAIR VALUE MEASUREMENTS
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
The following table presents information about our assets measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
As of December 31, 2017:
Assets:
Money market funds	$23,402	$—	$—	$23,402
Liabilities:
Convertible debt - including conversion feature	$—	$5,300	$—	$5,300
Conversion feature - convertible debt	—	2,350	—	2,350
As of December 31, 2016:
Assets:
Money market funds	$17,960	$—	$—	$17,960
We primarily use the market approach to determine the fair value of our financial instruments. The fair value of our current assets and liabilities, including accounts receivable and accounts payable approximates the carrying value due to the short-term nature of these balances. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.
The fair value of the convertible debt conversion feature was calculated using the Tsiveriotis and Fernandes Convertible Debt Model. Three primary assumptions used in the calculations were: volatility of 60%, credit spread of 13.13% and risk free rate of 1.87%. The embedded conversion feature is measured at fair value on a recurring basis and included with convertible debt in our consolidated balance sheet. Convertible debt was recorded at fair value in our consolidated balance sheet on the date of the Acquisition, however fair value adjustments are not required after the Acquisition date.

NOTE 7: RESTRUCTURINGS
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

Total restructuring expense included in our statement of operations for the years ended December 31, 2017, 2016 and 2015 is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Cost of revenue — restructuring:
Tooling and inventory write offs	$—	$1,679	$—
Employee severance and benefits	—	105	—
	—	1,784	—

Operating expenses — restructuring:
Employee severance and benefits	$1,920	$2,513	$—
Licensed technology and other asset write offs	—	65	—
Other	—	30	—
	1,920	2,608	—
Total restructuring expense	$1,920	$4,392	$—

The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2017:

	Balance as of December 31, 2016	Expensed	Payments	Balance as of December 31, 2017
Employee severance and benefits	$60	$1,920	$(1,628)	$352
Accrued costs related to restructuring	$60	$1,920	$(1,628)	$352

NOTE 8: RESEARCH AND DEVELOPMENT
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
Under the co-development agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized an offset to research and development expense of $4,000 during the year ended December 31, 2017.

NOTE 9: INTEREST EXPENSE AND OTHER, NET
Interest expense and other, consists of the following:

	Year Ended December 31,
	2017	2016	2015
Interest expense [1]	$(878)	$(446)	$(450)
Fair value adjustment on convertible debt conversion option	(743)	—	—
Discount accretion on convertible debt fair value	(196)	—	—
Interest income	141	40	4
Gain on debt extinguishment	29	—	—
Total interest expense and other, net	$(1,647)	$(406)	$(446)

[1]	Increase in 2017 compared to 2016 due to contractual interest on convertible debt, as well as imputed interest on short and long-term liabilities acquired as a part of the Acquisition.

NOTE 10.    INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$903	$(11,881)	$(11,675)
Foreign	(4,583)	1,129	1,425
Domestic and foreign pre-tax loss	$(3,680)	$(10,752)	$(10,250)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(321)	$55	$55
State	4	2	2
Foreign	806	276	240
Total current	489	333	297
Deferred:
Foreign	4	22	23
Total deferred	4	22	23
Income tax expense	$493	$355	$320

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	34%	34%	34%
Change in valuation allowance	887	(14)	(17)
Tax law change	(789)	—	—
Expiration of tax attributes	(127)	(11)	(18)
Permanent items	(8)	—	—
Stock-based compensation	(8)	(13)	(7)
Impact of foreign earnings	(2)	1	1
State income taxes, net of federal tax benefit	—	2	3
Other	—	(2)	1
Effective income tax rate	(13)%	(3)%	(3)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$56,461	$77,357
Research and experimentation credit and deduction carryforwards	63,796	11,849
Foreign tax credit carryforwards	2,216	3,575
Deferred stock-based compensation	802	1,705
Depreciation and amortization	3,068	1,241
Reserves and accrued expenses	511	623
Other	705	438
Total gross deferred tax assets	127,559	96,788
Deferred tax liabilities:
Foreign earnings	—	(327)
Other	(485)	(269)
Total gross deferred tax liabilities	(485)	(596)
Less valuation allowance	(126,946)	(96,079)
Net deferred tax assets	$128	$113
The Company adopted ASU 2016-09 in the first quarter of 2017. The Company had excess tax benefits for which a benefit could not be previously recognized of approximately $485. Upon adoption the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings including the change to the valuation allowance as a result of the adoption.
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Due to deficits in certain foreign subsidiaries we reasonably estimate that we will not have a transition tax liability for the repatriation of our foreign earnings. Additionally, a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”) will be effective for future tax years. We have evaluated this change and made a policy election to treat the GILTI tax as a period expense. Our estimates may be affected as we gain a more thorough understanding of the tax law.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that $28,973 of the deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities, $343 of current tax benefit recorded in connection with the refundable AMT credit and the transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates as of December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
We continue to record a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2017 and 2016 as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our foreign net deferred tax assets, with the exception of Canada, as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance increased $30,867, $1,555 and $1,732 for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, we had federal, state and foreign net operating loss carryforwards of $215,326, $11,444 and $38,578 respectively, which will expire between 2018 and 2037. As of December 31, 2017, we had available federal, state and foreign research and experimentation tax credit carryforwards of $8,962, $4,019, and $27,322 respectively. The federal and state tax credits will begin expiring in 2019 while the foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $119,447. We have a general foreign tax credit of $1,655 which will begin expiring in 2018. As of December 31, 2017 we recorded a receivable for our AMT tax credit carryforwards of $343 which will be refundable under the Tax Cuts and Jobs Act. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.
We recognized all of the earnings of our foreign subsidiaries as part of the transition tax of the Tax Cuts and Jobs Act. As of December 31, 2017, we do not have a liability for unremitted foreign earnings.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15% through 2018.

Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2017 the amount of our uncertain tax positions was a liability of $1,735 and a reduction to deferred tax assets of $777. As of December 31, 2016, the amount of our uncertain tax positions was a liability of $1,419 and a reduction to deferred tax assets of $560.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2017	2016
Uncertain tax positions:
Balance at beginning of year	$1,886	$1,863
Accrual for positions taken in a prior year	40	(126)
Accrual for positions taken in current year	263	257
Reversals due to lapse of statute of limitations	(120)	(108)
Accrual for positions acquired in acquisition of ViXS Systems	375	—
Balance at end of year	$2,444	$1,886
Interest and penalties:
Balance at beginning of year	$93	$129
Accrual for positions taken in prior year	8	7
Accrual for positions taken in current year	30	19
Reversals due to lapse of statute of limitations	(71)	(62)
Accrual for positions acquired in acquisition of ViXS Systems	8	—
Balance at end of year	$68	$93
During the years ended December 31, 2017, 2016 and 2015, we recognized $46, $26 and $9, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $8 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2014, 2013 and 2010, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2017.

NOTE 11.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $1,017, $722 and $826 for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in cost of revenue in our consolidated statements of operations.

401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made no contributions to the 401(k) plan during the years ended December 31, 2017, 2016 or 2015.
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
As of December 31, 2017, future minimum payments under non-cancelable software licenses and operating lease agreements are as follows:

Year Ending December 31,	Software licenses	Operating leases	Total
2018	$1,904	$2,564	$4,468
2019	642	1,546	2,188
2020	—	626	626
2021	—	265	265
2022	—	66	66
	2,546	$5,067	$7,613
Less: Interest component	(271)
Present value of minimum software license payments	2,275
Less: Current portion	(1,701)
Long-term portion of obligations	$574
Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2,488, $1,770 and $1,735, respectively.
Other Contractual Obligation
As part of the Acquisition discussed in "Note 3: Acquisition", we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of December 31, 2017, $381 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $727 is included in long-term liabilities, net of current portion in our consolidated balance sheet.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2017, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
NOTE 12.    EARNINGS PER SHARE
Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding. Diluted weighted average shares outstanding include the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(4,173)	$(11,107)	$(10,570)
Weighted average shares outstanding - basic and diluted	31,507	28,276	25,088
Net loss per share - basic and diluted	$(0.13)	$(0.39)	$(0.42)
The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employee equity incentive plans	3,879	4,982	4,248
Convertible debt	371	—	—
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

NOTE 13.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2017 and 2016.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.

Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended on certain occasions, most recently on May 10, 2017 when our shareholders approved an increase to the total number of authorized shares to 11,983,333 shares. As of December 31, 2017, 615,913 shares were available for grant under the 2006 Plan.
Stock Options
In May 2009, the 2006 Plan was modified to reduce the contractual life of newly issued stock option awards from ten to six years. Our new hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant and 2.083% on the last day of every month thereafter for a total of 36 additional increments. Our merit vesting schedule provides that merit-type awards become exercisable monthly over a period of three years.
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2016:	2,505,702	$2.46
Granted	44,000	4.20
Exercised	(991,332)	2.76
Canceled and forfeited	(154,061)	2.13
Expired	(98,559)	5.43
Options outstanding as of December 31, 2017:	1,305,750	$2.11

The following table summarizes information about options outstanding as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2017	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2017	Weighted average exercise price
$0.60 - $0.60	300,000	1.22	$0.60	300,000	$0.60
0.68 - 2.43	205,541	1.03	1.16	201,333	1.14
2.46 - 2.46	352,000	3.99	2.46	169,708	2.46
2.67 - 3.15	385,209	1.72	3.03	312,459	3.09
3.27 - 6.16	63,000	3.93	4.72	27,272	4.86
$0.60 - $6.16	1,305,750	2.22	$2.11	1,010,772	$1.94
During the years ended December 31, 2017, 2016 and 2015 the total intrinsic value of options exercised was $1,801, $481 and $440, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2017, options outstanding had a total intrinsic value of $5,516.
Options outstanding that have vested and are expected to vest as of December 31, 2017 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	1,010,772	$1.90	1.59	$4,473
Expected to vest	263,380	2.77	4.34	938
Total	1,274,152	$2.08	2.16	$5,411

Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2017, 2016 and 2015 we granted 1,514,527, 1,572,519, and 530,735 shares, respectively, of restricted stock with a weighted average grant date fair value of $4.87, $2.21, and $4.31 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2016:	1,698,500	$2.93
Granted	1,514,527	4.87
Vested	(857,208)	3.63
Canceled	(53,217)	3.33
Unvested at December 31, 2017:	2,302,602	$3.94
Expected to vest after December 31, 2017	1,925,115	$3.94
Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2017, 2016 and 2015, we issued 153,242, 141,633 and 92,899 shares, respectively for proceeds of $270, $252 and $352, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Stock Option Plans:
Risk free interest rate	1.85%	1.37%	1.52%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.00	5.00	5.00
Volatility	75%	74%	68%
Employee Stock Purchase Plan:
Risk free interest rate	1.09%	0.20%	0.28%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.07	1.12	1.10
Volatility	65%	84%	89%
The weighted average fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $2.58, $1.41 and $2.93, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.

As of December 31, 2017, unrecognized stock-based compensation expense is $5,979, which is expected to be recognized as stock-based compensation expense over a weighted average period of 2.32 years.

NOTE 14.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2017	2016	2015
Japan	$66,041	$44,186	$50,436
Taiwan	6,841	5,095	5,909
Europe	2,166	634	611
China	2,117	1,616	765
U.S.	1,697	84	167
Korea	987	963	942
Other	788	812	687
	$80,637	$53,390	$59,517

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2017	2016	2015
Distributors:
All distributors	47%	43%	48%
Distributor A	27%	24%	31%
End Customers: [1]
Top five end customers	79%	82%	83%
End customer A	47%	53%	47%
End customer B	9%	8%	13%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2017	2016
Account X	38%	54%
Account Y	29%	5%

NOTE 15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31 [1]
2017
Revenue, net	$22,710	$20,721	$18,758	$18,448
Gross profit	12,392	11,201	9,011	9,160
Income (loss) from operations	3,347	2,040	(4,378)	(3,042)
Income (loss) before income taxes	3,254	1,933	(4,906)	(3,961)
Net income (loss)	2,821	1,264	(4,706)	(3,552)
Net income (loss) per share:
Basic	0.10	0.04	(0.14)	(0.10)
Diluted	0.09	0.04	(0.14)	(0.10)
2016
Revenue, net	$11,167	$12,580	$13,656	$15,987
Gross profit	3,592	6,415	6,557	8,504
Income (loss) from operations	(8,486)	(1,336)	(960)	436
Income (loss) before income taxes	(8,585)	(1,443)	(1,059)	335
Net income (loss)	(8,642)	(1,560)	(1,242)	337
Net income (loss) per share:
Basic	(0.31)	(0.06)	(0.04)	0.01
Diluted	(0.31)	(0.06)	(0.04)	0.01

1 The three months ended December 31, 2017 includes $949 for inventory step-up and backlog amortization, $621 for fair value adjustment on convertible debt conversion feature, and $439 in restructuring expenses.

NOTE 16. SUBSEQUENT EVENTS
On January 12, 2018, Pixelworks provided notice to the holders of the convertible debt of its election to redeem the convertible debt in full as of March 13, 2018. Subsequently, certain holders of the convertible debt have elected to convert their convertible debt into shares of common stock of Pixelworks pursuant to the terms of the convertible debt, which provides a conversion price of CAD $7.24 per share for the convertible debt due September 2019 and CAD $7.03 per share for the convertible debt due January 2020. This resulted in the issuance of 435,353 shares of our common stock to such holders. We paid an aggregate of CAD $2,875 to redeem the convertible debt of those holders who did not elect to convert their convertible debt into shares of common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2017, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting, ViXS Systems Inc. ("ViXS") internal control over financial reporting with total assets of $20,642 and total revenues of $4,488 included in the consolidated financial statements of the Company as of December 31, 2017.
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
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Pixelworks, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Pixelworks, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes, and our report dated March 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired ViXS Systems, Inc. during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, ViXS System Inc.’s internal control over financial reporting associated with total assets of approximately $21 million and total revenues of approximately $5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ViXS Systems, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Portland, Oregon
March 14, 2018

Item 9B.	Other Information.
On March 12, 2018, in connection with a periodic review of its existing form indemnification agreement, we entered into an updated indemnification agreement (the “Indemnity Agreement”) with each of our directors and with Steven Moore, our Chief Financial Officer. The Indemnity Agreement provides that Pixelworks will indemnify the director or officer party to the agreement against certain expenses arising out of claims to which such individual becomes subject in connection with his or her service to the Company. The Indemnity Agreement further provides procedures for the determination of an indemnitee's right to receive indemnification and the advancement of expenses. The Indemnity Agreement will be the form used for all newly appointed directors and executive officers, as determined by the board of directors.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Election of Directors - Director Nominees for Election" and "Information about our Executive Officers" in our Proxy Statement for our 2018 Annual Meeting of Shareholders (the "2018 Proxy Statement") to be filed within 120 days after December 31, 2017 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information is incorporated by reference from the Section called "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement.

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

We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The members of the audit committee are Daniel Heneghan, Chairman, C. Scott Gibson and Richard Sanquini. The audit committee has the responsibility and authority described in the Pixelworks, Inc. Charter of the Audit Committee of the Board of Directors, which has been approved by our board of directors. A copy of the audit committee charter is available on our website at www.pixelworks.com. Our board of directors has determined that Mr. Heneghan, Mr. Gibson and Mr. Sanquini meet the independence requirements set forth in Rule 10A-3(b)(1) under the Exchange Act and in the applicable rules of Nasdaq. In addition, our board of directors has determined that Mr. Heneghan, Mr. Gibson and Mr. Sanquini each qualify as an audit committee financial expert as defined by Securities and Exchange Commission rules.

Item 11.	Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Compensation Committee Report", "Executive Compensation", "Executive Compensation - Compensation Discussion and Analysis" and "Information About Our Board of Directors - Director Compensation" in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information about our Equity Compensation Plans" in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Transactions" and "Information About Our Board of Directors" in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption "Information About Our Independent Registered Public Accounting Firm" in our 2018 Proxy Statement and is incorporated herein by reference.
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

(a)	3. Exhibits.
The exhibits are either filed with this report or incorporated by reference into this report.

Exhibit Number	Description

2.1	Arrangement Agreement between Pixelworks, Inc. and ViXS Systems Inc. dated May 18, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 23, 2017).

2.2
Plan of Arrangement (Schedule A to the Arrangement Agreement), as approved by the Ontario Superior Court of Justice (Commercial List) (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 8, 2017).

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

4.1
Form of 10%, Subject to Adjustment, Amended and Restated Secured Convertible Debenture Due September 9, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

4.2
Form of 10%, Subject to Adjustment, Amended and Restated Secured Convertible Debenture Due January 12, 2020 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.1	Form of Indemnity Agreement between Pixelworks, Inc. and each of the members of the Board and Steven Moore, the Company’s Chief Financial Officer. +

10.2	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005). +

10.3	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2011). +

10.4	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 16, 2012). +

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

10.15	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.16	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.17
Change of Control Severance Agreement effective January 4, 2016, by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed March 8, 2017). +

10.18
Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

10.19
Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.20
First Amendment to Office Lease Agreement, dated April 16, 2013, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.21
First Amendment to Lease, dated July 1, 2013, by and between Durham Plaza, LLC and Pixelworks, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.22
Second Amendment to Lease, dated May 18, 2016, by and between Kalberer Company and Pixelworks, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 8, 2017).

10.23
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.24
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.25
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

10.26
Amendment No. 3 dated December 18, 2015 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2015).

10.27
Amendment No. 4 dated December 15, 2016 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 19, 2016).

10.28
Amendment No. 5 dated July 21, 2017, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 14, 2017).

10.29
Amendment No. 6 dated December 21, 2017, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2017).

10.30	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

21	Subsidiaries of Pixelworks, Inc.

23	Consent of KPMG LLP.

24.1	Power of Attorney (see page 85 of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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

PIXELWORKS, INC.

Dated:	March 14, 2018	By:	/s/ Todd A. DeBonis
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

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer
Todd A. DeBonis	(Principal Executive Officer)	March 14, 2018

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
Steven L. Moore		March 14, 2018

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 14, 2018

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 14, 2018

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 14, 2018

/s/ David J. Tupman	Director
David J. Tupman		March 14, 2018