Form 10-Q
period 2018-03-31
PIXELWORKS, INC
filed 2018-05-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of May 4, 2018: 35,582,500.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,611	$27,523
Accounts receivable, net	4,451	4,640
Inventories	2,589	2,846
Prepaid expenses and other current assets	3,736	1,328
Total current assets	31,387	36,337
Property and equipment, net	5,871	5,605
Other assets, net	1,341	1,338
Acquired intangible assets, net	5,457	5,856
Goodwill	18,407	18,407
Total assets	$62,463	$67,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,092	$1,436
Accrued liabilities and current portion of long-term liabilities	12,574	16,387
Current portion of income taxes payable	355	445
Total current liabilities	16,021	18,268
Long-term liabilities, net of current portion	1,173	1,487
Convertible debt	—	6,069
Income taxes payable, net of current portion	2,353	2,282
Total liabilities	19,547	28,106
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock	—	—
Common stock	422,968	418,891
Accumulated other comprehensive income	20	20
Accumulated deficit	(380,072)	(379,474)
Total shareholders’ equity	42,916	39,437
Total liabilities and shareholders’ equity	$62,463	$67,543
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue, net	$15,292	$22,710
Cost of revenue (1)	7,490	10,318
Gross profit	7,802	12,392
Operating expenses:
Research and development (2)	4,463	4,906
Selling, general and administrative (3)	4,614	4,139
Restructuring	19	—
Total operating expenses	9,096	9,045
Income (loss) from operations	(1,294)	3,347
Interest income (expense) and other, net (4)	972	(93)
Income (loss) before income taxes	(322)	3,254
Provision for income taxes	276	433
Net income (loss)	$(598)	$2,821
Net income (loss) per share:
Basic	$(0.02)	$0.10
Diluted	$(0.02)	$0.09
Weighted average shares outstanding:
Basic	35,183	29,283
Diluted	35,183	31,146

(1) Includes:
Amortization of acquired intangible assets	298	—
Inventory step-up and backlog amortization	122	—
Stock-based compensation	66	53
(2) Includes stock-based compensation	595	314
(3) Includes:
Stock-based compensation	539	422
Amortization of acquired intangible assets	101	—
(4) Includes:
Gain on debt extinguishment	(1,272)	—
Discount accretion on convertible debt fair value	69	—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(598)	$2,821
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt extinguishment	(1,272)	—
Stock-based compensation	1,200	789
Depreciation and amortization	826	839
Amortization of acquired intangible assets	399	—
Inventory step-up and backlog amortization	122	—
Discount accretion on convertible debt fair value	69	—
Reversal of uncertain tax positions	—	(176)
Other	—	53
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	189	(6,490)
Inventories	135	325
Prepaid expenses and other current and long-term assets, net	(2,378)	(4,261)
Accounts payable	725	(673)
Accrued current and long-term liabilities	(3,828)	5,123
Income taxes payable	(19)	460
Net cash used in operating activities	(4,430)	(1,190)
Cash flows from investing activities:
Purchases of property and equipment	(150)	(406)
Net cash used in investing activities	(150)	(406)
Cash flows from financing activities:
Payments on convertible debt	(2,220)	—
Payments on asset financings	(345)	(43)
Proceeds from issuance of common stock under employee equity incentive plans	233	1,657
Net cash provided by (used in) financing activities	(2,332)	1,614
Net increase (decrease) in cash and cash equivalents	(6,912)	18
Cash and cash equivalents, beginning of period	27,523	19,622
Cash and cash equivalents, end of period	$20,611	$19,640

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$294	$122
Cash paid during the period for interest	256	3
Non-cash investing and financing activities:
Value of debt converted into shares	$2,644	$—
Acquisitions of property and equipment and other assets under extended payment terms	—	1,955
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
As of March 31, 2018, we had an intellectual property portfolio of 401 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2018 and 2017 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2017 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2018, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2018.
Comprehensive Income (Loss)
We report comprehensive income (loss) and its components following guidance set forth by the Financial Accounting Standards Board (the “FASB”), Accounting Standards Codification section 220-10, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. During the three month periods ended March 31, 2018 and 2017, aside from our net income (loss), there were no other items of comprehensive income or loss and therefore we have not included a statement of comprehensive income (loss) in our interim condensed consolidated financial statements.

Revenue
On January 1, 2018 we adopted the new requirements of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), under the modified retrospective approach. Therefore, the requirements of ASU 2014-09 have only been applied to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application, or January 1, 2018. The ASU is not applied to contracts that were completed before the effective date. The adoption of this new standard did not result in an adjustment to our consolidated financial statements but we have included additional disclosures in our periodic reports, however, we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements in the future.
We generate all of our revenue from contracts with customers. Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:
Product Sales-We sell integrated circuits products, also known as “chips” or “ICs”, based upon a customer purchase order, which includes a fixed price per unit. We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods, and not evaluate whether these activities are promised services to the customer. We generally satisfy our single performance obligation upon shipment of the goods to the customer and recognize revenue at a point in time upon shipment of the underlying product.
Our shipments are subject to limited return rights subject to our limited warranty for our products sold. In addition, we may provide other credits to certain customers pursuant to price protection and stock rotation rights, all of which are considered variable consideration when estimating the amount of revenue to recognize. We use the “most likely amount” method to determine the amount of consideration to which we are entitled. Our estimate of variable consideration is reassessed at the end of each reporting period based on changes in facts and circumstances. Historically, returns and credits have been not been material.
Engineering Services-We enter into contracts for professional engineering services that include software development and customization. We identify each performance obligation in our engineering services agreements (“ESAs”) at contract inception. The ESA generally includes project deliverables specified by the customer. The performance obligations in the ESA are generally combined into one deliverable, with the pricing for services stated at a fixed amount. Services provided under the ESA generally result in the transfer of control over time. We recognize revenue on ESAs based on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation. ESAs could include substantive customer acceptance provisions. In ESAs that include substantive customer acceptance provisions, we recognize revenue upon customer acceptance.
Other-From time-to-time, we enter into other revenue generating activities, such as providing technical services to customers through technical service agreements. In each circumstance, we evaluate such arrangements for our performance obligations which generally results in the transfer of control for such services over time. Historically, such arrangements have not been material to our operating results.
The following table provides information about disaggregated revenue based on the preceding categories:

Three Months Ended
March 31, 2018
IC sales	14,556
Engineering services and other	736
Total revenues	15,292
For segment information, including revenue by geographic region, see "Note 11: Segment Information".
Our contract balances include accounts receivable, deferred revenue and our liability for warranty returns. For information concerning these contract balances, see "Note 3: Balance Sheet Components".
Payment terms and conditions for goods and services provided vary by contract; however, payment is generally required within 30 to 60 days of invoicing. As a practical expedient, we do not adjust the amount of consideration for this financing component as the period between the transfer of goods or services and the customer’s payment is, at contract inception, expected to be one year or less.
We have not identified any costs incurred associated with obtaining a contract with a customer which would meet the criteria to be capitalized, therefore, these costs are expensed as incurred.

We have not disclosed the aggregate amount of the transaction price allocated to unsatisfied performance obligations because all of our revenue contracts have an original expected duration of one year or less.
Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 will became effective for us on January 1, 2018, with early adoption permitted. The adoption of this update on January 1, 2018 did not have a material impact on our financial position, results of operations, or cash flows.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, valuation of goodwill, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

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
The ViXS chief executive officer (the "CEO") was terminated in connection with the closing of the transaction. As a result, we recognized expense of $1,115, which consisted of $800 related to a severance agreement, payable over 24 months, and $315 related to accelerated vesting of the CEO’s ViXS restricted stock units which were exchanged for Pixelworks common stock at closing. Such amount was included within selling, general and administrative within our consolidated statement of operations for the year ended December 31, 2017.
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

The allocation of the purchase price was based upon various estimates and assumptions. Below are the significant valuations that were performed associated with the acquisition:

•
We performed a valuation of the convertible debt. We assigned $4,762 of the purchase price to convertible debt, consisting of the contractual amount of $6,068 offset by a debt discount of $1,306, and $1,723 to the embedded conversion feature. No other features of the debt were assigned value at the acquisition date.

•
We performed a valuation of acquired intangible assets. We assigned $5,050 of the purchase price to acquired developed technology with estimated lives of 5 years or less, $1,270 to customer relationships with estimated lives of 3 years or less, and $410 to backlog and trademark with estimated lives of 2 years or less. ViXS had no in-process research and development.

•
We recorded an inventory step-up of $2,191 to record inventory at fair value. We will recognize this within cost of goods sold as the inventory is sold which we expect to be over a period of approximately 12 months.

We recorded gross deferred tax assets of $62,992, subject to a valuation allowance of $62,972 to recognize book basis and tax basis differences of various balance sheet assets and liabilities and corporate tax attributes acquired.
The goodwill resulting from this transaction was assigned to Pixelworks, Inc., our sole reporting unit and is not deductible for tax purposes.
NOTE 3: BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable are contract assets that arise from the performance of our performance obligation pursuant to our contracts with our customers and represent our unconditional right to payment for the satisfaction of our performance obligations. They are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments.
Accounts receivable consists of the following:

	March 31, 2018	December 31, 2017
Accounts receivable, gross	$4,496	$4,687
Less: allowance for doubtful accounts	(45)	(47)
Accounts receivable, net	$4,451	$4,640

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$47	$32
Additions charged (reductions credited)	(2)	66
Balance at end of period	$45	$98

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value). Inventory acquired as part of the Acquisition was recorded at fair value.
Inventories consist of the following:

	March 31, 2018	December 31, 2017
Finished goods	$1,557	$1,115
Work-in-process	1,032	1,731
Inventories	$2,589	$2,846

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Gross carrying amount	$24,164	$23,072
Less: accumulated depreciation and amortization	(18,293)	(17,467)
Property and equipment, net	$5,871	$5,605

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. See "Note 2: Acquisition” for additional information. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	March 31, 2018	December 31, 2017
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(1,273)	(874)
Acquired intangible assets, net	$5,457	$5,856

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; and tradename and backlog, 6 to 18 months.
Amortization expense for intangible assets was $399 for the three months ended March 31, 2018, with $298 included in cost of revenue and $101 included in selling, general and administrative in the condensed consolidated statement of operations. As of March 31, 2018, future estimated amortization expense is as follows:

Nine months ending December 31:
2018	$1,248
Years ending December 31:
2019	1,505
2020	1,497
2021	1,117
2022	90
$5,457
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the three months ended March 31, 2018.
Goodwill
Goodwill resulted from our acquisition of ViXS on August 2, 2017, whereby we recorded goodwill of $18,407. See Note 2: “Acquisition” for information concerning the acquisition.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses and adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended March 31, 2018. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued payroll and related liabilities	$2,915	$5,400
Accrued interest payable	2,781	2,770
Accrued royalties	2,623	2,610
Current portion of accrued liabilities for asset financings	1,596	1,701
Deferred revenue	342	418
Accrued costs related to restructuring	41	352
Liability for warranty returns	15	17
Other	2,261	3,119
Accrued liabilities and current portion of long-term liabilities	$12,574	$16,387
Deferred revenues are contract liabilities that arise when cash payments are received or due in advance of the satisfaction of our performance obligation. Any increase in deferred revenues is driven by cash payments received or due in advance of satisfying our performance obligation pursuant to the contract with the customer. Any decrease in deferred revenues is due to the recognition of revenue related to satisfying our performance obligation.
The changes in deferred revenue and the liability for warranty returns are as follows:

	Three Months Ended
	March 31,
	2018	2017
Deferred revenue:
Balance at beginning of period	$418	$—
Revenue recognized	(346)	—
Revenue deferred	270	—
Balance at end of period	$342	$—
Liability for warranty returns:
Balance at beginning of period	$17	$28
Provision	2	5
Charge-offs	(4)	(2)
Balance at end of period	$15	$31

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2018, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of March 31, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolving Line.

NOTE 4: CONVERTIBLE DEBT
As part of the Acquisition, we assumed secured convertible debt and as a result of the change in control of ViXS, the convertible debt holders had a right to put the debt to the Company. A majority of the holders agreed to waive their right to accelerate and to accept 0.04836 share of our common stock for each share of ViXS common stock the holder would have been entitled to receive upon the exercise of the conversion option. During the year ended December 31, 2017, we repaid $1,000 to those holders that did not agree to waive their rights.
Key terms of the convertible debt include:

•
Currency - The convertible debt is denominated in Canadian dollars, with principal and interest payments made in Canadian dollars. As a result, we record foreign currency transaction gains or losses in our statement of operations related to the convertible debt.

•
Interest - Stated rate of 10% per year, payable semi-annually. If the five day volume weighted average market price of our common stock exceeds the U.S. dollar equivalent of CAD $16.54 for 15 consecutive trading days, the interest rate will reset to a fixed rate of 1.0%. The five day volume weighted average market price for our common stock did not exceed such threshold during the three months ended March 31, 2018.

•	Maturity - $2,102 of the principal amount of convertible notes is due September 2019 and $2,647 is due January 2020.

•
Conversion Option - Convertible at any time at the option of the holders into our common stock at a conversion price of CAD $7.24 per share for the convertible notes due September 2019 and CAD $7.03 per share for the convertible notes due January 2020.

•	Redemption - We may redeem the convertible debt for 100% of the principal amount plus accrued and unpaid interest.

•
Default - There are certain events that require us to redeem the outstanding convertible debt for 100% of the principal plus accrued and unpaid interest. Such events include, but are not limited to, the failure to pay principal or interest in accordance with the terms of the agreement, the sale of intellectual property without the consent of the holders, and a change in control.

For the three months ended March 31, 2018, interest expense consisted of $66 related to the contractual rate of interest and $69 related to accretion of the discount. During the three months ended March 31, 2018, we recorded net foreign currency losses of approximately $(15) in other expense.
On January 12, 2018, the Company provided notice to the holders of the convertible debt of its election to redeem the convertible debt in full as of March 13, 2018. Subsequently, certain holders of the convertible debt elected to convert their convertible debt into shares of common stock of Pixelworks pursuant to the terms of the convertible debt. This resulted in the issuance of 435,353 shares of our common stock which was valued at an aggregate of $2,644. We paid an aggregate of CAD $2,875 (equivalent to $2,220 USD) to redeem the convertible debt of those holders who did not elect to convert their convertible debt. The extinguishment of the debt during the first quarter of 2018 resulted in a gain of $1,272 which is recorded in interest income (expense) and other, net within our condensed consolidated statement of operations.
As of March 31, 2018, the convertible debt was no longer outstanding.

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
As of March 31, 2018:
Assets:
Money market funds	$17,867	$—	$—	$17,867
As of December 31, 2017:
Assets:
Money market funds	$23,402	$—	$—	$23,402
Liabilities:
Convertible debt - including conversion feature	$—	$5,300	$—	$5,300
Conversion feature - convertible debt	—	2,350	—	2,350
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

Total restructuring expense included in our statement of operations for the three month periods ended March 31, 2018 and 2017 is comprised of the following:

	Three Months Ended
	March 31,
	2018	2017
Operating expenses — restructuring:
Employee severance and benefits	$19	$—
Total restructuring expense	$19	$—

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2018:

	Balance as of December 31, 2017	Expensed	Payments	Balance as of March 31, 2018
Employee severance and benefits	$352	$19	$(330)	$41
Accrued costs related to restructuring	$352	$19	$(330)	$41
On April 27, 2018, we committed to a restructuring plan to make the operation of the Company more efficient and which would result in an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration.

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
Under the Co-development Agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $2,000 and $414 during the first quarter of 2018 and the first quarter of 2017, respectively.

NOTE 8: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended
	March 31,
	2018	2017
Gain on debt extinguishment	$1,272	$—
Interest expense [1]	(288)	(108)
Discount accretion on convertible debt fair value	(69)	—
Interest income	57	15
Total interest income (expense) and other, net	$972	$(93)

[1]
Increase in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due to contractual interest on convertible debt, as well as imputed interest on short and long-term liabilities acquired as a part of the Acquisition.

NOTE 9: INCOME TAXES
The provision for income taxes during the 2018 and 2017 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0 and $176 during the first three months of 2018 and 2017, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including our U.S. net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant U.S. income tax expense or benefit. We have not recorded a valuation allowance against our other foreign net deferred tax assets, with the exception of Canada as we believe that it is more likely than not that we will realize a benefit from those assets.
As of March 31, 2018 and December 31, 2017, the amount of our uncertain tax positions was a liability of $1,776 and $1,735, respectively, as well as a contra deferred tax asset of $846 and $777, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $50 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of March 31, 2018, we have not completed our accounting for all of the tax effects of the Act. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be effected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a provisional amount of $28,973 as of December 31, 2017 related to the remeasurement of certain deferred tax balances. Due to the continued refinement of our transition tax calculation and the effect it may have on the measurement of net operating loss and other carryforwards, we will continue to analyze and refine our calculations related to the measurement of these balances.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We have made sufficient progress in our calculations to reasonably estimate the effect on our estimated annual effective tax rate. Due to net operating loss carryforwards and valuation allowance, this adjustment did not impact our effective tax rate. We will continue to refine our calculations, which may result in changes to this amount.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$(598)	$2,821
Weighted average shares outstanding - basic	35,183	29,283
Dilutive effect of employee equity incentive plans	—	1,863
Diluted weighted average shares outstanding	35,183	31,146

Net income (loss) per share:
Basic	$(0.02)	$0.10
Diluted	$(0.02)	$0.09

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Employee equity incentive plans	3,423	586
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2018	2017
Japan	$13,344	$15,194
China	927	276
United States	590	121
Korea	211	787
Taiwan	170	3,869
Europe	50	1,936
Other	—	527
	$15,292	$22,710

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2018	2017
Distributors:
All distributors	37%	56%
Distributor A	22%	27%
End customers: [1]
Top five end customers	80%	68%
End customer A	53%	35%
End customer B	8%	14%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following account represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2018	December 31, 2017
Account X	51%	38%
Account Y	22%	29%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2018, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition discussed in "Note 2: Acquisition", we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of March 31, 2018, $440 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $683 is included in long-term liabilities, net of current portion in our consolidated balance sheet.

NOTE 14. SUBSEQUENT EVENTS
On April 27, 2018, we committed to a restructuring plan to make the operation of the Company more efficient and which would result in an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our research and development costs and related offsets and reimbursements related to our co-development agreement; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability and the impact of the tax cuts and Jobs Act; accounting policies and use of estimates and potential impact of changes thereto; timing of the amortization of certain costs related to inventory and backlog; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," “we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of March 31, 2018, we had an intellectual property portfolio of 401 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2018 v. 2017
	2018	2017	$ Change	% Change
Revenue, net	$15,292	$22,710	$(7,418)	(33)%

Net revenue decreased $7.4 million, or 33%, in the first quarter of 2018 compared to the first quarter of 2017. Revenue recorded in the first quarter of 2018 consisted of $14.6 million in revenue from sales of integrated circuit ("IC") products and $0.7 million in revenue related to engineering services. Revenue recorded in the first quarter of 2017 all related to sales of IC products, of which $9.2 million was attributable to end-of-life products.
The decrease in IC revenue in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to a decrease in units sold into the digital projector and the TV and panel markets, primarily the result of the end-of-life implemented in the beginning of 2017 for our legacy products. This decrease in IC revenue in the first quarter of 2018 compared to the first quarter of 2017 was partially offset by revenue contribution from the video delivery market, a market we sold into following the acquisition of ViXS (the "Acquisition") in the second half of 2017.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	% of revenue	2017	% of revenue
Direct product costs and related overhead [1]	$7,016	46%	$10,108	45%
Amortization of acquired developed technology	298	2	—	0
Inventory step-up and backlog amortization	122	1		0
Stock-based compensation	66	0	53	0
Inventory charges [2]	(12)	0	157	1
Total cost of revenue	$7,490	49%	$10,318	45%
Gross profit	$7,802	51%	$12,392	55%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 51% in the first quarter of 2018 compared to 55% in the first quarter of 2017. The decrease in gross profit margin was primarily due to amortization of acquired developed technology, backlog and inventory step-up, which were all generated during purchase accounting following the Acquisition in the second half of 2017.
We expect the remaining inventory step-up of $0.3 million and the remaining backlog asset of $0.1 million to amortize to cost of goods sold over approximately the next 6 months.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, restructuring charges, amortization related to acquired developed technology, inventory step-up and backlog, and the timing and execution of manufacturing ramps as well as other factors.

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
Under the Co-development Agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $2.0 million and $0.4 million during the first quarter of 2018 and the first quarter of 2017, respectively.
We anticipate recognizing the final $2.0 million offset to research and development expense in the second half of 2018, upon the completion of the remaining development milestone related to the Co-Development Agreement.
Research and development expense for the three month periods ended March 31, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2018 v. 2017
	2018	2017	$ Change	% Change
Research and development	$4,463	$4,906	$(443)	(9)%
Research and development expense decreased $0.4 million, or 9% in the first quarter of 2018 compared to the first quarter of 2017. The decrease was primarily due to an increased benefit related to the Co-development Agreement partially offset by an increase in compensation expense due to an increase in headcount as a result the Acquisition.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three month periods ended March 31, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended
	March 31,		2018 v. 2017
	2018	2017	$ Change	% Change
Selling, general and administrative	$4,614	$4,139	$475	11%
Selling, general and administrative expense increased $0.5 million, or 11% in the first quarter of 2018 compared to the first quarter of 2017. The increase was primarily due to an increase in compensation expense due to an increase in headcount as a result of the Acquisition as well as a general increase in most other expense categories as a result of our expanded operations as a result of the Acquisition.
Restructuring
In September 2017, in connection with the Acquisition, we executed a restructuring plan ("the 2017 Restructuring Plan") to secure significant synergies between ViXS and Pixelworks. The 2017 Restructuring Plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
Restructuring expense for the three month periods ended March 31, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Employee severance and benefits	$19	$—
Total restructuring expense	$19	$—

Included in operating expenses	$19	$—
During the first quarter of 2018, we incurred negligible expenses related to the 2017 Restructuring Plan, which consisted of costs associated with employee severance and benefits. The 2017 Restructuring Plan was completed in the first quarter of 2018 and we do not expect to incur further restructuring charges related to the 2017 Restructuring Plan during the remainder of 2018.
Additionally, on April 27, 2018, we committed to an additional restructuring plan to make the operation of the Company more efficient and which would result in an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration We expect the restructuring to be substantially completed by the end of the third quarter ending September 30, 2018 and expect to incur total estimated restructuring charges of approximately $1.1 million related to employee severance and benefits and approximately $0.9 million related to closing the Hong Kong office and reducing the size of the Toronto office. We currently expect that these charges will largely be recorded in the second and third quarters of 2018 and will result in cash expenditures of approximately $2.0 million over the next four years. As a result of the restructuring, the Company expects to realize annualized savings of approximately $2.0 million.
Provision for income taxes
The provision for income taxes during the 2018 and 2017 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.0 million and $0.2 million during the first three months of 2018 and 2017, respectively.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $6.9 million to $20.6 million at March 31, 2018 from $27.5 million at December 31, 2017. The net decrease during the first three months of 2018 was the result of $4.4 million used in operating activities, $2.2 million used in payments on convertible debt, $0.3 million used in payments on other asset financings and $0.2 million used for purchases of property and equipment. These decreases were partially offset by $0.2 million in proceeds from the issuances of common stock under our employee equity incentive plans.

As of March 31, 2018, our cash and cash equivalents balance consisted of $2.7 million in cash and $17.9 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2018, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $4.5 million as of March 31, 2018 from $4.6 million as of December 31, 2017. The average number of days sales outstanding increased to 26 days as of March 31, 2018 from 23 days as of December 31, 2017. The increase in days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the first quarter of 2018, compared to the fourth quarter of 2017.
Inventories
Inventories decreased to $2.6 million as of March 31, 2018 from $2.8 million as of December 31, 2017. Inventory turnover increased to 12.0 as of March 31, 2018 from 10.6 as of December 31, 2017 primarily due to lower average inventory balances during the first quarter of 2018 compared to the fourth quarter of 2017. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017 and December 21, 2018 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 28, 2018. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2018, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of March 31, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of March 31, 2018, our cash and cash equivalents balance of $20.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.

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
Contractual Payment Obligations
A summary of our contractual obligations as of March 31, 2018 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated purchase commitments to contract manufacturers	$7,021	$7,021	$—	$—	$—
Operating leases	4,493	2,424	1,811	258	—
Payments on accrued balances related to asset financings	2,180	1,804	376	—	—
Other purchase obligations and commitments	1,590	233	543	543	271
Total [1]	$15,284	$11,482	$2,730	$801	$271

[1]
We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $2.4 million of income taxes payable has been excluded from the table above.

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
Changes in Internal Control over Financial Reporting
Effective January 1, 2018, we adopted ASU 2014-09 (Revenue from Contracts with Customers). Although the adoption of ASU 2014-09 did not have a material impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies, based on the five-step model provided in the revenue standard.
On August 2, 2017, we acquired ViXS, a Canadian company. ViXS will be integrated into Pixelworks' internal controls over financial reporting for the year ending December 31, 2018.

There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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

We may not fully realize the estimated savings from our restructurings in a timely manner or at all, and our restructuring programs may result in business disruptions and decrease productivity. Any of the foregoing would negatively affect our financial condition and results of operations.
In September 2017, we executed a restructuring plan to streamline operations and product offerings, and to align expenses with revenue levels. Additionally, on April 27, 2018, we committed to an additional restructuring plan to make the operation of the Company more efficient. We may not be able to implement our restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 22%, 27% and 24% of revenue for the three month period ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 80%, 79% and 82% of revenue for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively. As of March 31, 2018 and as of December 31, 2017 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
As of December 31, 2017, we had federal, state and foreign net operating loss carryforwards of approximately $215.3 million, $11.4 million and $38.6 million, respectively, which expire between 2019 and 2037. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2017.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 96%, 98% and 100% of revenue for the three month period ended March 31, 2018, and the years ended December 31, 2017 and 2016. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in China or Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

•	difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act or changes relating to national security concerns;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax rates, tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	ensuring that we obtain complete and accurate information from our Asian operations to make proper disclosures in the United States;

•	political and economic instability;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in China, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;

•	outbreaks of health epidemics in China or other parts of Asia;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales;

•	varying employment and labor laws; and

•	greater vulnerability to infrastructure and labor disruptions than in established markets.
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
On August 2, 2017, we acquired ViXS, a Canadian company. ViXS will be integrated into Pixelworks' internal controls over financial reporting for the year ending December 31, 2018. If any new internal control procedures or our existing internal control procedures are inadequate, or if we identify material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Solomon Systech (International) Ltd., Spreadtrum Communications, Inc, STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Corporation, LG Electronics, Inc., Matsushita Electric Industrial Co., Ltd., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2018, we held 401 patents and had 53 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1	Summary of Pixelworks Non-Employee Director Compensation. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

+	Indicates a management contract or compensation arrangement.

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

PIXELWORKS, INC.

Dated:	May 10, 2018	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)