Form 10-Q
period 2018-06-30
PIXELWORKS, INC
filed 2018-08-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of August 3, 2018: 35,914,173.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$17,443	$27,523
Short-term marketable securities	2,726	—
Accounts receivable, net	6,589	4,640
Inventories	2,890	2,846
Prepaid expenses and other current assets	2,097	1,328
Total current assets	31,745	36,337
Property and equipment, net	5,299	5,605
Other assets, net	1,341	1,338
Acquired intangible assets, net	5,058	5,856
Goodwill	18,407	18,407
Total assets	$61,850	$67,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,932	$1,436
Accrued liabilities and current portion of long-term liabilities	13,526	16,387
Current portion of income taxes payable	379	445
Total current liabilities	16,837	18,268
Long-term liabilities, net of current portion	985	1,487
Convertible debt	—	6,069
Income taxes payable, net of current portion	2,326	2,282
Total liabilities	20,148	28,106
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock	—	—
Common stock	424,369	418,891
Accumulated other comprehensive income	18	20
Accumulated deficit	(382,685)	(379,474)
Total shareholders’ equity	41,702	39,437
Total liabilities and shareholders’ equity	$61,850	$67,543
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net	$19,251	$20,721	$34,543	$43,431
Cost of revenue (1)	9,717	9,520	17,207	19,838
Gross profit	9,534	11,201	17,336	23,593
Operating expenses:
Research and development (2)	6,423	4,501	10,886	9,407
Selling, general and administrative (3)	4,959	4,660	9,573	8,799
Restructuring	602	—	621	—
Total operating expenses	11,984	9,161	21,080	18,206
Income (loss) from operations	(2,450)	2,040	(3,744)	5,387
Interest income (expense) and other, net (4)	(131)	(107)	841	(200)
Income (loss) before income taxes	(2,581)	1,933	(2,903)	5,187
Provision for income taxes	32	669	308	1,102
Net income (loss)	$(2,613)	$1,264	$(3,211)	$4,085
Net income (loss) per share:
Basic	$(0.07)	$0.04	$(0.09)	$0.14
Diluted	$(0.07)	$0.04	$(0.09)	$0.13
Weighted average shares outstanding:
Basic	35,704	29,766	35,445	29,526
Diluted	35,704	31,974	35,445	31,601

(1) Includes:
Amortization of acquired intangible assets	298	—	596	—
Inventory step-up and backlog amortization	239	—	361	—
Stock-based compensation	78	69	144	122
(2) Includes stock-based compensation	627	362	1,222	676
(3) Includes:
Stock-based compensation	682	519	1,221	941
Amortization of acquired intangible assets	101	—	202	—
Acquisition-related costs	—	730	—	894
(4) Includes:
Gain on debt extinguishment	—	—	(1,272)	—
Discount accretion on convertible debt fair value	—	—	69	—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(2,613)	$1,264	$(3,211)	$4,085
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(1)	—	(1)	—
Total comprehensive income (loss)	$(2,614)	$1,264	$(3,212)	$4,085
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,211)	$4,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,587	1,739
Depreciation and amortization	1,749	1,814
Gain on debt extinguishment	(1,272)	—
Amortization of acquired intangible assets	798	—
Inventory step-up and backlog amortization	361	—
Discount accretion on convertible debt fair value	69	—
Deferred income tax benefit	(63)	—
Reversal of uncertain tax positions	(19)	(191)
Accretion on short-term marketable securities	(2)	—
Other	—	58
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,949)	(2,558)
Inventories	(405)	849
Prepaid expenses and other current and long-term assets, net	(703)	(328)
Accounts payable	1,492	728
Accrued current and long-term liabilities	(2,838)	4,714
Income taxes payable	(12)	1,206
Net cash provided by (used in) operating activities	(3,418)	12,116
Cash flows from investing activities:
Purchases of short-term marketable securities	(2,725)	—
Purchases of property and equipment	(1,326)	(829)
Net cash used in investing activities	(4,051)	(829)
Cash flows from financing activities:
Payments on convertible debt	(2,220)	—
Payments on asset financings	(636)	(603)
Proceeds from issuance of common stock under employee equity incentive plans	245	1,940
Net cash provided by (used in) financing activities	(2,611)	1,337
Net increase (decrease) in cash and cash equivalents	(10,080)	12,624
Cash and cash equivalents, beginning of period	27,523	19,622
Cash and cash equivalents, end of period	$17,443	$32,246

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$383	$153
Cash paid during the period for interest	307	10
Non-cash investing and financing activities:
Value of debt converted into shares	$2,644	$—
Acquisitions of property and equipment and other assets under extended payment terms	—	1,955
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
As of June 30, 2018, we had an intellectual property portfolio of 401 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2018 and 2017 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2017 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2018, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2018.
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

Product Sales - We sell integrated circuit products, also known as “chips” or “ICs”, based upon a customer purchase order, which includes a fixed price per unit. We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods, and not evaluate whether these activities are promised services to the customer. We generally satisfy our single performance obligation upon shipment of the goods to the customer and recognize revenue at a point in time upon shipment of the underlying product.
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
Engineering Services - We enter into contracts for professional engineering services that include software development and customization. We identify each performance obligation in our engineering services agreements (“ESAs”) at contract inception. The ESA generally includes project deliverables specified by the customer. The performance obligations in the ESA are generally combined into one deliverable, with the pricing for services stated at a fixed amount. Services provided under the ESA generally result in the transfer of control over time. We recognize revenue on ESAs based on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation. ESAs could include substantive customer acceptance provisions. In ESAs that include substantive customer acceptance provisions, we recognize revenue upon customer acceptance.
Other - From time-to-time, we enter into other revenue generating activities, such as providing technical support services to customers through technical support agreements. In each circumstance, we evaluate such arrangements for our performance obligations which generally results in the transfer of control for such services over time. Historically, such arrangements have not been material to our operating results.
The following table provides information about disaggregated revenue based on the preceding categories for the three and six months ended June 30, 3018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
IC sales	$18,575	$33,131
Engineering services and other	676	1,412
Total revenues	$19,251	$34,543
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

Recent Accounting Pronouncements
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2017-01 reduces cost and complexity and improves financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 will become effective for us on January 1, 2019, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position, results of operations, or cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 became effective for us on January 1, 2018, with early adoption permitted. The adoption of this update on January 1, 2018 did not have a material impact on our financial position, results of operations, or cash flows.
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

NOTE 2: ACQUISITION
On August 2, 2017, we acquired 100% of the outstanding shares of ViXS (the "Acquisition"). We issued 0.04836 of a share of our common stock in exchange for each share of ViXS common stock outstanding and for certain ViXS restricted stock units which were vested simultaneously with closing.
ViXS designs and develops advanced video processing semiconductor solutions. The Acquisition added families of video processor components for consumer applications and cloud, video delivery and infrastructure markets, along with a companion family of networking components to our solutions. These factors contributed to establishing the purchase price and supported the premium paid over the fair value of the tangible and intangible assets acquired.
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

Accounts receivable consists of the following:

	June 30, 2018	December 31, 2017
Accounts receivable, gross	$6,611	$4,687
Less: allowance for doubtful accounts	(22)	(47)
Accounts receivable, net	$6,589	$4,640

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2018	2017
Balance at beginning of period	$47	$32
Additions charged (reductions credited)	(25)	25
Balance at end of period	$22	$57

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value). Inventory acquired as part of the Acquisition was recorded at fair value.
Inventories consist of the following:

	June 30, 2018	December 31, 2017
Finished goods	$1,500	$1,115
Work-in-process	1,390	1,731
Inventories	$2,890	$2,846

Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2018	December 31, 2017
Gross carrying amount	$24,515	$23,072
Less: accumulated depreciation and amortization	(19,216)	(17,467)
Property and equipment, net	$5,299	$5,605

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. See "Note 2: Acquisition” for additional information. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	June 30, 2018	December 31, 2017
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(1,672)	(874)
Acquired intangible assets, net	$5,058	$5,856

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; and tradename and backlog, 6 to 18 months.

Amortization expense for intangible assets was $399 and $798 for the three and six months ended June 30, 2018, respectively. $298 and $596 were included in cost of revenue for the three and six months ended June 30, 2018, respectively and $101 and $202 were included in selling, general and administrative for the three and six months ended June 30, 2018, respectively, in the condensed consolidated statements of operations. As of June 30, 2018, future estimated amortization expense is as follows:

Six months ending December 31:
2018	$850
Years ending December 31:
2019	1,505
2020	1,496
2021	1,117
2022	90
$5,058
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the six months ended June 30, 2018.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407. See "Note 2: Acquisition" for information concerning the Acquisition.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses and adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the six months ended June 30, 2018. We perform our annual impairment assessment for goodwill on November 30 of each year.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued payroll and related liabilities	$3,981	$5,400
Accrued interest payable	2,920	2,770
Accrued royalties	2,647	2,610
Current portion of accrued liabilities for asset financings	1,401	1,701
Deferred revenue	255	418
Accrued costs related to restructuring	168	352
Liability for warranty returns	12	17
Other	2,142	3,119
Accrued liabilities and current portion of long-term liabilities	$13,526	$16,387
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

The changes in deferred revenue and the liability for warranty returns are as follows:

	Six Months Ended
	June 30,
	2018	2017
Deferred revenue:
Balance at beginning of period	$418	$—
Revenue recognized	(713)	—
Revenue deferred	550	—
Balance at end of period	$255	$—
Liability for warranty returns:
Balance at beginning of period	$17	$28
Provision (benefit)	(1)	10
Charge-offs	(4)	(5)
Balance at end of period	$12	$33

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2018, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of June 30, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolving Line.

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
For the six months ended June 30, 2018, interest expense consisted of $66 related to the contractual rate of interest and $69 related to accretion of the discount. During the six months ended June 30, 2018, we recorded net foreign currency losses of approximately $(15) in other expense.

NOTE 5: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of June 30, 2018 and December 31, 2017, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of June 30, 2018:
Commercial paper	$1,237	$—	$1,237
Corporate debt securities	1,490	(1)	1,489
	$2,727	$(1)	$2,726

As of December 31, 2017:
Commercial paper	$—	$—	$—
Corporate debt securities	—	—	—
	$—	$—	$—

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
As of June 30, 2018:
Assets:
Cash equivalents:
Money market funds	$14,458	$—	$—	$14,458
Commercial paper	—	497	—	497
Short-term marketable securities:
Corporate debt securities	—	1,489	—	1,489
Commercial paper	—	1,237	—	1,237
As of December 31, 2017:
Assets:
Money market funds	23,402	—	—	23,402
Liabilities:
Convertible debt - including conversion feature	—	5,300	—	5,300
Conversion feature - convertible debt	—	2,350	—	2,350

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
The fair value of the convertible debt conversion feature was calculated using the Tsiveriotis and Fernandes Convertible Debt Model. Three primary assumptions used in the calculations were: volatility of 60%, credit spread of 13.13% and risk free rate of 1.87%. The embedded conversion feature is measured at fair value on a recurring basis and included with convertible debt on our condensed consolidated balance sheet. Convertible debt was recorded at fair value in our condensed consolidated balance sheet on the date of the Acquisition, however fair value adjustments were not required after the Acquisition date.

NOTE 6: RESTRUCTURINGS
In April 2018, we executed a restructuring plan to make the operation of the Company more efficient. The plan includes an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration. The plan also includes closing the Hong Kong office and reducing the size of the Toronto office.
In September 2017, in connection with the Acquisition, we executed a restructuring plan to secure significant synergies between ViXS and Pixelworks. The plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
Total restructuring expense included in our statement of operations for the six month periods ended June 30, 2018 and 2017 is comprised of the following:

	Six Months Ended
	June 30,
	2018	2017
Operating expenses — restructuring:
Employee severance and benefits	$621	$—
Total restructuring expense	$621	$—

During the six months ended June 30, 2018, we recorded $19 in restructuring expense related to the September 2017 plan and $602 related to the April 2018 plan, for total expense of $621.

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2018:

	Balance as of December 31, 2017	Expensed	Payments	Balance as of June 30, 2018
Employee severance and benefits	$352	$621	$(805)	$168
Accrued costs related to restructuring	$352	$621	$(805)	$168

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
Under the Co-development Agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $0 and $2,275 during the three months ended June 30, 2018 and 2017, respectively, and $2,000 and $2,689 during the six months months ended June 30, 2018 and 2017, respectively.

NOTE 8: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest expense [1]	$(198)	$(137)	$(486)	$(246)
Interest income	67	30	124	46
Gain on debt extinguishment	—	—	1,272	—
Discount accretion on convertible debt fair value	—	—	(69)	—
Total interest income (expense) and other, net	$(131)	$(107)	$841	$(200)

[1]
Increase in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is due to contractual interest on convertible debt, as well as imputed interest on short and long-term liabilities acquired as a part of the Acquisition.

NOTE 9: INCOME TAXES
The provision for income taxes during the 2018 and 2017 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $19 and $191 during the first six months of 2018 and 2017, respectively.
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
As of June 30, 2018 and December 31, 2017, the amount of our uncertain tax positions was a liability of $1,697 and $1,735, respectively, as well as a contra deferred tax asset of $846 and $777, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $31 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of June 30, 2018, we have not completed our accounting for all of the tax effects of the Act. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be effected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a provisional amount of $28,973 as of December 31, 2017 related to the remeasurement of certain deferred tax balances, offset by a corresponding change in the valuation allowance. Due to the continued refinement of our transition tax calculation and the effect it may have on the measurement of net operating loss and other carryforwards, we will continue to analyze and refine our calculations related to the measurement of these balances.

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
NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(2,613)	$1,264	$(3,211)	$4,085
Weighted average shares outstanding - basic	35,704	29,766	35,445	29,526
Dilutive effect of employee equity incentive plans	—	2,208	—	2,075
Diluted weighted average shares outstanding	35,704	31,974	35,445	31,601

Net income (loss) per share:
Basic	$(0.07)	$0.04	$(0.09)	$0.14
Diluted	$(0.07)	$0.04	$(0.09)	$0.13

The following shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Employee equity incentive plans	3,441	271	3,438	7
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Japan	$17,057	$18,167	$30,402	$33,361
China	1,712	320	2,638	596
United States	283	—	873	121
Korea	102	—	314	787
Taiwan	97	2,229	266	6,097
Europe	—	5	50	1,941
Other	—	—	—	528
	$19,251	$20,721	$34,543	$43,431

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Distributors:
All distributors	35%	41%	36%	49%
Distributor A	27%	30%	25%	29%
End customers: [1]
Top five end customers	82%	87%	81%	75%
End customer A	58%	51%	56%	43%
End customer B	4%	15%	4%	10%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following account represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2018	December 31, 2017
Account X	58%	38%
Account Y	30%	29%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2018, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition discussed in "Note 2: Acquisition", we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of June 30, 2018, $440 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $641 is included in long-term liabilities, net of current portion in our consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our research and development costs and related offsets and reimbursements related to our co-development agreement; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability and the impact of the tax cuts and Jobs Act; accounting policies and use of estimates and potential impact of changes thereto; our internal controls and the integration of ViXS into our internal controls; timing of the amortization of certain costs related to inventory and backlog; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," “we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of June 30, 2018, we had an intellectual property portfolio of 401 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and six month periods ended June 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Revenue, net	$19,251	$20,721	(7)%	$34,543	$43,431	(20)%

Net revenue decreased $1.5 million, or 7%, in the second quarter of 2018 compared to the second quarter of 2017 and decreased $8.9 million, or 20% in the first half of 2018 compared to the first half of 2017.

Revenue recorded in the first quarter of 2018 consisted of $18.6 million in revenue from the sale of integrated circuit ("IC") products and $0.7 million in revenue related to engineering services. Revenue recorded in the first half of 2018 consisted of $33.1 million in revenue from the sale of IC products and $1.4 million in revenue related to engineering services. Revenue recorded in the second quarter of 2017 and in the first half of 2017 all related to the sale of IC products, of which $5.1 million and $14.3 million, respectively, was attributable to end-of-life products.

The decrease in IC revenue in both of the periods presented was primarily due to a decrease in units sold into the digital projector and the TV and panel markets, primarily the result of the end-of-life implemented in the beginning of 2017 for our legacy products, which was substantially complete by June 30, 2017. This decrease in IC revenue was partially offset by an increase in revenue contribution from the video delivery market, a market we sold into following the acquisition of ViXS (the "Acquisition") in the second half of 2017.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of revenue	2017	% of revenue	2018	% of revenue	2017	% of revenue
Direct product costs and related overhead [1]	$9,177	48%	$9,535	46%	$16,193	47%	$19,643	45%
Amortization of acquired developed technology	298	2	—	0	596	2	—	0
Inventory step-up and backlog amortization	239	1	—	0	361	1	—	0
Stock-based compensation	78	0	69	0	144	0	122	0
Inventory charges [2]	(75)	0	(84)	0	(87)	0	73	0
Total cost of revenue	$9,717	50%	$9,520	46%	$17,207	50%	$19,838	46%
Gross profit	$9,534	50%	$11,201	54%	$17,336	50%	$23,593	54%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 50% in the second quarter of 2018 and in the first half of 2018 compared to 54% in the second quarter of 2017 and in the first half of 2017. The decrease in gross profit margin was primarily due to amortization of acquired developed technology, backlog and inventory step-up, which were all generated following the Acquisition in the second half of 2017.
Direct product costs and related overhead was 48% of revenue in the second quarter of 2018 compared to 46% of revenue in the second quarter of 2017 and 47% of revenue in the first half of 2018 compared to 45% of revenue in the first half of 2017. The increase in direct product costs and related overhead as a percentage of revenue in the 2018 periods compared to the 2017 periods was primarily due to shipments in the 2017 periods related to an end-of-life for our legacy products. Many of these legacy products have lower direct product costs compared to our other products. This increase contributed to the overall decrease in gross profit margin in the 2018 periods compared to the 2017 periods.

We expect the remaining inventory step-up of $0.1 million and the remaining backlog asset of $0.1 million to amortize to cost of goods sold over approximately the next 3 months.
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
Under the Co-development Agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $2.0 million and $2.7 million during the first six months of 2018 and 2017, respectively.
We anticipate recognizing the final $2.0 million offset to research and development expense in the second half of 2018, upon the completion of the remaining development milestone related to the Co-Development Agreement.
Research and development expense for the three and six month periods ended June 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Research and development	$6,423	$4,501	43%	$10,886	$9,407	16%
Research and development expense increased $1.9 million, or 43% in the second quarter of 2018 compared to the second quarter of 2017 and increased $1.5 million, or 16% in the first half of 2018 compared to the first half of 2017. The increase in both periods presented was primarily due to an increase in compensation expense due to an increase in headcount and an increase in rent expense, both a result of the Acquisition. The increase was also due to an increase in stock-based compensation expense due to the timing of awards granted.
The second quarter and first half of 2017 included a benefit related to the co-development agreement which was largely offset by non-recurring engineering expense which was largely related to the Co-development Agreement.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six month periods ended June 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Selling, general and administrative	$4,959	$4,660	6%	$9,573	$8,799	9%
Selling, general and administrative expense increased $0.3 million, or 6% in the second quarter of 2018 compared to the second quarter of 2017 and increased $0.8 million, or 9% in the first half of 2018 compared to the first half of 2017. The increase in the 2018 periods compared to the 2017 periods was primarily due to an increase in compensation expense due to an increase in headcount as a result of the Acquisition and an increase in stock-based compensation expense due to the timing of awards granted. These increases were partially offset by a decrease in acquisition and integration costs associated with the Acquisition.
Restructurings
In April 2018, we executed a restructuring plan ("the 2018 Plan") to make the operation of the Company more efficient. The 2018 plan includes an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration. The plan also includes closing the Hong Kong office and reducing the size of the Toronto office.
In September 2017, in connection with the Acquisition, we executed a restructuring plan ("the 2017 Plan") to secure significant synergies between ViXS and Pixelworks. The 2017 Plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
Restructuring expense for the three and six month periods ended June 30, 2018 and 2017, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Employee severance and benefits	$602	$—	$621	$—
Total restructuring expense	$602	$—	$621	$—
During the second quarter and the first half of 2018, we incurred expenses of $0.6 million related to the 2018 Plan, which consisted of costs associated with employee severance and benefits. As we continue to implement the 2018 Plan, we expect to incur additional restructuring charges of $0.6 million over the remainder of 2018, $0.5 million of which relates to the consolidation of leased space and $0.1 million of which relates to costs associated with employee severance and benefits. Through June 30, 2018, the cumulative amount incurred related to the 2018 plan is $0.6 million, none of which is included in cost of revenue.
We incurred negligible expenses in the first quarter of 2018 related to the 2017 Plan. The 2017 Plan was completed in the first quarter of 2018 and we did not incur any further restructuring charges related to the 2017 Plan during the second quarter of 2018.
Provision for income taxes
The provision for income taxes during the 2018 and 2017 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first half of 2018 and a benefit of$0.2 million for the reversal of previously recorded foreign tax contingencies during the first half of 2017.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents decreased $10.1 million to $17.4 million at June 30, 2018 from $27.5 million at December 31, 2017. Short-term marketable securities was $2.7 million at June 30, 2018 and zero at December 31, 2017. The net decrease in cash, cash equivalents and short-term marketable securities of $7.4 million during the first half of 2018 was the result of $3.4 million used in operating activities, $2.2 million used in payments on convertible debt, $1.3 million used for purchases of property and equipment and $0.6 million used in payments on other asset financings. These decreases were partially offset by $0.2 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of June 30, 2018, our cash, cash equivalents and short-term marketable securities balance consisted of $14.5 million in cash equivalents held in U.S. dollar denominated money market funds, $2.4 million in cash, $1.7 million in commercial paper and $1.5 million in corporate debt securities. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $6.6 million as of June 30, 2018 from $4.6 million as of December 31, 2017. The average number of days sales outstanding increased to 31 days as of June 30, 2018 from 23 days as of December 31, 2017. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2018, compared to the fourth quarter of 2017.
Inventories
Inventories increased to $2.9 million as of June 30, 2018 from $2.8 million as of December 31, 2017. Inventory turnover increased to 13.7 as of June 30, 2018 from 10.6 as of December 31, 2017 primarily due to lower average inventory balances and higher cost of good sold during the second quarter of 2018 compared to the fourth quarter of 2017. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2018, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of June 30, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of June 30, 2018, our cash and cash equivalents balance of $17.4 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.

From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. For example, on August 2, 2017 we closed the Acquisition and issued 3,708,263 of our shares of common stock as consideration. Any additional transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part II, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Contractual Payment Obligations
Our contractual obligations for 2018 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 10, 2018. Our obligations for 2018 and beyond have not changed materially as of June 30, 2018.
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
In September 2017, we executed a restructuring plan to streamline operations and product offerings, and to align expenses with revenue levels. Additionally, in April 2018, we executed a restructuring plan to make the operation of the Company more efficient. We may not be able to implement our restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 25%, 27% and 24% of revenue for the six month period ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 81%, 79% and 82% of revenue for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively. As of June 30, 2018 and as of December 31, 2017 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 97%, 98% and 100% of revenue for the six month period ended June 30, 2018, and the years ended December 31, 2017 and 2016. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in China or Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09), which we have implemented beginning January 1, 2018. The adoption of this new standard did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2018, however we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 will become effective for us on January 1, 2019. While we are currently assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations.

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
If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of ViXS or any other entity that we might acquire in the future, or we may fail to realize the anticipated benefits of any such acquisition. The successful integration of any acquired business as well as the retention of personnel may require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with such acquisition, including in the case of acquisitions we may make outside of the United States, including the acquisition of ViXS, difficulty in operating in foreign countries or complying with foreign regulatory requirements, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of such acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate any such acquisition. Any failure to successfully integrate ViXS or any other entity we may acquire or any failure to achieve the anticipated benefits of any such acquisition could disrupt our business and seriously harm our financial condition.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2018, we held 401 patents and had 24 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

PIXELWORKS, INC.

Dated:	August 10, 2018	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)