Form 10-Q
period 2018-09-30
PIXELWORKS, INC
filed 2018-11-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
  ____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Number of shares of Common Stock, par value $0.001 per share, outstanding as of November 2, 2018: 36,606,885.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,057	$27,523
Short-term marketable securities	6,069	—
Accounts receivable, net	5,771	4,640
Inventories	3,041	2,846
Prepaid expenses and other current assets	1,762	1,328
Total current assets	34,700	36,337
Property and equipment, net	5,062	5,605
Other assets, net	1,312	1,338
Acquired intangible assets, net	4,607	5,856
Goodwill	18,407	18,407
Total assets	$64,088	$67,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,187	$1,436
Accrued liabilities and current portion of long-term liabilities	13,814	16,387
Current portion of income taxes payable	251	445
Total current liabilities	16,252	18,268
Long-term liabilities, net of current portion	883	1,487
Convertible debt	—	6,069
Income taxes payable, net of current portion	2,300	2,282
Total liabilities	19,435	28,106
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock	—	—
Common stock	427,090	418,891
Accumulated other comprehensive income	17	20
Accumulated deficit	(382,454)	(379,474)
Total shareholders’ equity	44,653	39,437
Total liabilities and shareholders’ equity	$64,088	$67,543
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net (1)	$21,472	$18,758	$56,015	$62,189
Cost of revenue (2)	10,235	9,747	27,442	29,585
Gross profit	11,237	9,011	28,573	32,604
Operating expenses:
Research and development (3)	5,322	5,325	16,208	14,732
Selling, general and administrative (4)	5,070	6,583	14,643	15,382
Restructuring	414	1,481	1,035	1,481
Total operating expenses	10,806	13,389	31,886	31,595
Income (loss) from operations	431	(4,378)	(3,313)	1,009
Interest income (expense) and other, net (5)	(112)	(528)	729	(728)
Income (loss) before income taxes	319	(4,906)	(2,584)	281
Provision (benefit) for income taxes	88	(200)	396	902
Net income (loss)	$231	$(4,706)	$(2,980)	$(621)
Net income (loss) per share:
Basic	$0.01	$(0.14)	$(0.08)	$(0.02)
Diluted	$0.01	$(0.14)	$(0.08)	$(0.02)
Weighted average shares outstanding:
Basic	36,195	32,552	35,697	30,545
Diluted	37,993	32,552	35,697	30,545

(1) Includes deferred revenue fair value adjustment	$52	$25	$52	$25
(2) Includes:
Amortization of acquired intangible assets	298	199	894	199
Inventory step-up and backlog amortization	97	1,016	458	1,016
Stock-based compensation	87	57	231	179
(3) Includes stock-based compensation	609	445	1,831	1,121
(4) Includes:
Stock-based compensation	762	855	1,983	1,796
Amortization of acquired intangible assets	101	67	303	67
Acquisition and integration	—	1,611	—	2,505
(5) Includes:
Gain on debt extinguishment	—	—	(1,272)	—
Fair value adjustment on convertible debt conversion option	—	122	—	122
Discount accretion on convertible debt fair value	—	72	69	72
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$231	$(4,706)	$(2,980)	$(621)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(1)	—	(3)	—
Total comprehensive income (loss)	$230	$(4,706)	$(2,983)	$(621)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,980)	$(621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	4,045	3,096
Depreciation and amortization	2,682	2,714
Gain on debt extinguishment	(1,272)	—
Amortization of acquired intangible assets	1,197	266
Inventory step-up and backlog amortization	458	1,016
Discount accretion on convertible debt fair value	69	72
Deferred income tax benefit	(53)	—
Accretion on short-term marketable securities	(21)	—
Reversal of uncertain tax positions	(19)	(191)
Fair value adjustment on convertible debt conversion option	—	122
Other	14	106
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,131)	(998)
Inventories	(602)	342
Prepaid expenses and other current and long-term assets, net	(348)	76
Accounts payable	739	(926)
Accrued current and long-term liabilities	(2,400)	4,597
Income taxes payable	(166)	1,158
Net cash provided by operating activities	212	10,829
Cash flows from investing activities:
Purchases of short-term marketable securities	(6,298)	—
Purchases of property and equipment	(1,731)	(2,300)
Proceeds from maturities of short-term marketable securities	250	—
Cash received in connection with acquisition of business	—	1,901
Net cash used in investing activities	(7,779)	(399)
Cash flows from financing activities:
Payments on convertible debt	(2,220)	(953)
Proceeds from issuance of common stock under employee equity incentive plans	1,507	2,196
Payments on asset financings	(1,186)	(920)
Payments on line of credit related to acquisition	—	(4,046)
Net cash used in financing activities	(1,899)	(3,723)
Net increase (decrease) in cash and cash equivalents	(9,466)	6,707
Cash and cash equivalents, beginning of period	27,523	19,622
Cash and cash equivalents, end of period	$18,057	$26,329

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$613	$284
Cash paid during the period for interest	363	370
Non-cash investing and financing activities:
Value of debt converted into shares	$2,644	$—
Acquisitions of property and equipment and other assets under extended payment terms	330	3,558
Value of shares issued in acquisition	—	16,975
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
As of September 30, 2018, we had an intellectual property portfolio of 399 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2018 and 2017 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2017 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2018, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2018.
Revenue
On January 1, 2018 we adopted the new requirements of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), under the modified retrospective approach. Therefore, the requirements of ASU 2014-09 have only been applied to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application, or January 1, 2018. ASU 2014-09 is not applied to contracts that were completed before the effective date. The adoption of this new standard did not result in an adjustment to our consolidated financial statements but we have included additional disclosures in our periodic reports, however, we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements in the future.
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
Our shipments are subject to limited return rights subject to our limited warranty for our products sold. In addition, we may provide other credits to certain customers pursuant to price protection and stock rotation rights, all of which are considered variable consideration when estimating the amount of revenue to recognize. We use the “most likely amount” method to determine the amount of consideration to which we are entitled. Our estimate of variable consideration is reassessed at the end of each reporting period based on changes in facts and circumstances. Historically, returns and credits have not been material.
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
Other - From time-to-time, we enter into arrangements for other revenue generating activities, such as providing technical support services to customers through technical support agreements. In each circumstance, we evaluate such arrangements for our performance obligations which generally results in the transfer of control for such services over time. Historically, such arrangements have not been material to our operating results.
The following table provides information about disaggregated revenue based on the preceding categories for the three and nine months ended September 30, 3018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
IC sales	$20,669	$53,800
Engineering services and other	803	2,215
Total revenues	$21,472	$56,015
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

Recent Accounting Pronouncements
In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2017-01 reduces cost and complexity and improves financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). We elected to early adopt ASU 2018-07 on July 1, 2018. The adoption of this update did not have a material impact on our financial position, results of operations, or cash flows.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect the “practical expedient package,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
We expect this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

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
The chief executive officer of ViXS (the "CEO") was terminated in connection with the closing of the transaction. As a result, we recognized an expense of $1,115, which consisted of $800 related to a severance agreement, payable over 24 months, and $315 related to accelerated vesting of the CEO’s ViXS restricted stock units which were exchanged for Pixelworks common stock at closing. Such amount was included within selling, general and administrative within our consolidated statement of operations for the year ended December 31, 2017.
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

The allocation of the purchase price was based upon various estimates and assumptions. Below are the significant valuations that were performed in connection with the Acquisition:

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

•
We recorded an inventory step-up of $2,191 to record inventory at fair value. We will recognize this within cost of goods sold as the inventory is sold. As of September 30, 2018, the remaining balance of the inventory step-up is $29, which we expect to be fully recognized over the next 3 months.

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
Accounts receivable consists of the following:

	September 30, 2018	December 31, 2017
Accounts receivable, gross	$5,810	$4,687
Less: allowance for doubtful accounts	(39)	(47)
Accounts receivable, net	$5,771	$4,640

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2018	2017
Balance at beginning of period	$47	$32
Additions charged (reductions credited)	(8)	8
Balance at end of period	$39	$40

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value). Inventory acquired as part of the Acquisition was recorded at fair value.
Inventories consist of the following:

	September 30, 2018	December 31, 2017
Finished goods	$1,612	$1,115
Work-in-process	1,429	1,731
Inventories	$3,041	$2,846

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
Gross carrying amount	$25,187	$23,072
Less: accumulated depreciation and amortization	(20,125)	(17,467)
Property and equipment, net	$5,062	$5,605

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. See "Note 2: Acquisition” for additional information. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	September 30, 2018	December 31, 2017
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(2,123)	(874)
Acquired intangible assets, net	$4,607	$5,856

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; and tradename, 18 months. Backlog was fully amortized as of September 30, 2018.
Amortization expense for intangible assets was $450 and $1,248 for the three and nine months ended September 30, 2018, respectively, $349 and $945 were included in cost of revenue for the three and nine months ended September 30, 2018, respectively and $101 and $303 were included in selling, general and administrative for the three and nine months ended September 30, 2018, respectively, in the condensed consolidated statements of operations. As of September 30, 2018, future estimated amortization expense is as follows:

Three months ending December 31:
2018	$399
Years ending December 31:
2019	1,505
2020	1,496
2021	1,117
2022	90
$4,607
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the nine months ended September 30, 2018.

Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407. See "Note 2: Acquisition" for information concerning the Acquisition.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate and a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses and adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the nine months ended September 30, 2018. We perform our annual impairment assessment for goodwill on November 30 of each year.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued payroll and related liabilities	$4,144	$5,400
Accrued interest payable	3,040	2,770
Accrued royalties	2,689	2,610
Current portion of accrued liabilities for asset financings	1,228	1,701
Accrued costs related to restructuring	227	352
Deferred revenue	134	418
Liability for warranty returns	15	17
Other	2,337	3,119
Accrued liabilities and current portion of long-term liabilities	$13,814	$16,387
Deferred revenues are contract liabilities that arise when cash payments are received or due in advance of the satisfaction of our performance obligations. Any increase in deferred revenues is driven by cash payments received or due in advance of satisfying our performance obligation pursuant to the contract with the customer. Any decrease in deferred revenues is due to the recognition of revenue related to satisfying our performance obligation.
The changes in deferred revenue and the liability for warranty returns are as follows:

	Nine Months Ended
	September 30,
	2018	2017
Deferred revenue:
Balance at beginning of period	$418	$—
Revenue recognized	(864)	—
Revenue deferred	580	458
Balance at end of period	$134	$458
Liability for warranty returns:
Balance at beginning of period	$17	$28
Charge-offs	(10)	(9)
Provision	8	15
Balance at end of period	$15	$34

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2018, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolving Line.

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
For the nine months ended September 30, 2018, interest expense consisted of $66 related to the contractual rate of interest and $69 related to accretion of the discount. During the nine months ended September 30, 2018, we recorded net foreign currency losses of approximately $(15) in other expense.

NOTE 5: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of September 30, 2018 and December 31, 2017, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of September 30, 2018:
Commercial paper	$1,741	$—	$1,741
U.S. government treasury bills	1,590	—	1,590
Corporate debt securities	2,739	(1)	2,738
	$6,070	$(1)	$6,069

As of December 31, 2017:
Commercial paper	$—	$—	$—
U.S. government treasury bills	—	—	—
Corporate debt securities	—	—	—
	$—	$—	$—

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
As of September 30, 2018:
Assets:
Cash equivalents:
Money market funds	$13,491	$—	$—	$13,491
Commercial paper	—	499	—	499
Corporate debt securities	—	$250	$—	250
Short-term marketable securities:
U.S. government treasury bills	1,590	—	—	1,590
Corporate debt securities	—	2,738	—	2,738
Commercial paper	—	1,741	—	1,741

As of December 31, 2017:
Assets:
Money market funds	23,402	—	—	23,402
Liabilities:
Convertible debt - including conversion feature	—	5,300	—	5,300
Conversion feature - convertible debt	—	2,350	—	2,350
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
Total restructuring expense included in our statement of operations for the nine month periods ended September 30, 2018 and 2017 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses — restructuring:
Facility closure and consolidations	$321	$—	$321	$—
Employee severance and benefits	93	1,481	714	1,481
Total restructuring expense	$414	$1,481	$1,035	$1,481

During the three months ended September 30, 2018, all the restructuring expense recorded related to the April 2018 plan. During the nine months ended September 30, 2018, we recorded $19 in restructuring expense related to the September 2017 plan and $1,016 related to the April 2018 plan, for total expense of $1,035.

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2018:

	Balance as of December 31, 2017	Expensed	Payments	Balance as of September 30, 2018
Employee severance and benefits	$352	$714	$(1,066)	$—
Facility closure and consolidations	—	321	(94)	227
Accrued costs related to restructuring	$352	$1,035	$(1,160)	$227

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
Under the Co-development Agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 were each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $1,780 and $1,311 during the three months ended September 30, 2018 and 2017, respectively, and $3,780 and $4,000 during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 8: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expense	$(190)	$(385)	$(676)	$(631)
Interest income	78	51	202	97
Gain on debt extinguishment	—	—	1,272	—
Discount accretion on convertible debt fair value	—	(72)	(69)	(72)
Fair value adjustment on convertible debt conversion option	—	(122)	—	(122)
Total interest income (expense) and other, net	$(112)	$(528)	$729	$(728)

NOTE 9: INCOME TAXES
The provision for income taxes during the 2018 and 2017 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $19 and $191 during the first nine months of 2018 and 2017, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including our U.S. net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant U.S. income tax expense or benefit. We have not recorded a valuation allowance against our other foreign net deferred tax assets, with the exception of Canada, as we believe that it is more likely than not that we will realize a benefit from those assets.
As of September 30, 2018 and December 31, 2017, the amount of our uncertain tax positions was a liability of $1,673 and $1,735, respectively, as well as a contra deferred tax asset of $932 and $777, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $31 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. As of September 30, 2018, we have not completed our accounting for all of the tax effects of the Act. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a provisional amount of $28,973 as of December 31, 2017 related to the remeasurement of certain deferred tax balances, offset by a corresponding change in the valuation allowance.

The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We have made sufficient progress in our calculations to reasonably estimate the effect on our estimated annual effective tax rate. Due to net operating loss carryforwards and valuation allowance, this adjustment did not impact our effective tax rate. The accounting for the tax effects of the Act will be finalized in the quarter ending December 31, 2018.

NOTE 10: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$231	$(4,706)	$(2,980)	$(621)
Weighted average shares outstanding - basic	36,195	32,552	35,697	30,545
Dilutive effect of employee equity incentive plans	1,798	—	—	—
Diluted weighted average shares outstanding	37,993	32,552	35,697	30,545

Net income (loss) per share:
Basic	$0.01	$(0.14)	$(0.08)	$(0.02)
Diluted	$0.01	$(0.14)	$(0.08)	$(0.02)

The following shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Employee equity incentive plans	65	4,035	3,367	3,853
Convertible debt	—	625	—	211
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan. Potentially dilutive common shares from the convertible debt were determined by applying the if-converted method to the assumed conversion of the outstanding convertible debt.

NOTE 11: SEGMENT INFORMATION
We function as a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Japan	$18,766	$17,303	$49,167	$50,664
China	1,277	631	3,915	1,227
Taiwan	641	218	907	6,315
United States	555	454	1,428	575
Europe	142	118	193	2,059
Korea	91	34	405	821
Other	—	—	—	528
	$21,472	$18,758	$56,015	$62,189

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Distributors:
All distributors	44%	40%	39%	46%
Distributor A	35%	25%	29%	27%
End customers: [1]
Top five end customers	83%	88%	82%	79%
End customer A	49%	60%	53%	48%
End customer B	11%	2%	8%	1%
End customer C	4%	8%	4%	10%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following account represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2018	December 31, 2017
Account X	53%	38%
Account Y	20%	29%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2018, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition discussed in "Note 2: Acquisition", we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of September 30, 2018, $460 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $625 is included in long-term liabilities, net of current portion in our consolidated balance sheet.

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
As of September 30, 2018, we had an intellectual property portfolio of 399 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine month periods ended September 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Revenue, net	$21,472	$18,758	14%	$56,015	$62,189	(10)%

Net revenue increased $2.7 million, or 14%, in the third quarter of 2018 compared to the third quarter of 2017 and decreased $6.2 million, or 10% in the first nine months of 2018 compared to the first nine months of 2017.

Revenue recorded in the third quarter of 2018 consisted of $20.7 million in revenue from the sale of integrated circuit ("IC") products and $0.8 million in revenue related to engineering services. Revenue recorded in the third quarter of 2017 all related to revenue from the sale of IC products. Revenue recorded in the first nine months of 2018 consisted of $53.8 million in revenue from the sale of IC products and $2.2 million in revenue related to engineering services. Revenue recorded in the first nine months of 2017 all related to revenue from the sale of IC products, of which $14.3 million was attributable to end-of-life products.

The increase in IC revenue in the third quarter of 2018 compared to the third quarter of 2017 is primarily due to increased unit sales in both the digital projector and the mobile markets.

The decrease in IC revenue in the first nine months of 2018 compared to the first nine months of 2017 is primarily due to a decrease in units sold in the digital projector and the TV and panel markets, primarily the result of the end-of-life implemented in the beginning of 2017 for our legacy products, which was substantially complete by June 30, 2017. This decrease was partially offset by an increase in revenue contribution from the video delivery market, a market we sold into following the acquisition of ViXS (the "Acquisition") in the second half of 2017.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of revenue	2017	% of revenue	2018	% of revenue	2017	% of revenue
Direct product costs and related overhead [1]	$9,735	45%	$8,479	45%	$25,928	46%	$28,122	45%
Amortization of acquired intangible assets	298	1	199	1	894	2	199	0
Inventory step-up and backlog amortization	97	0	1,016	5	458	1	1,016	2
Stock-based compensation	87	0	57	0	231	0	179	0
Inventory charges [2]	18	0	(4)	0	(69)	0	69	0
Total cost of revenue	$10,235	48%	$9,747	52%	$27,442	49%	$29,585	48%
Gross profit	$11,237	52%	$9,011	48%	$28,573	51%	$32,604	52%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 52% in the third quarter of 2018 compared to 48% in the third quarter of 2017 and was 51% in the first nine months of 2018 compared to 52% in the first nine months of 2017. The fluctuations in gross profit margin in the 2018 periods compared to the 2017 periods is primarily due to the fluctuation in the charges in each period related to amortization of acquired intangible assets, inventory step-up and backlog. All of these charges were generated following the Acquisition in the second half of 2017.
The backlog asset generated as a result of the Acquisition was fully amortized as of September 30, 2018. The remaining balance of the inventory step up asset is negligible and is expected to be fully recognized to cost of goods sold by December 31, 2018.

Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, restructuring charges, amortization related to acquired intangible assets, inventory step-up and backlog, and the timing and execution of manufacturing ramps as well as other factors.
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
Under the Co-development Agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million were each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $1.8 million and $1.3 million during the three months ended September 30, 2018 and 2017, respectively, and $3.8 million and $4.0 million during the nine months ended September 30, 2018 and 2017, respectively.
We anticipate recognizing the final $0.2 million offset to research and development expense in the fourth quarter of 2018.
Research and development expense for the three and nine month periods ended September 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Research and development	$5,322	$5,325	0%	$16,208	$14,732	10%
Research and development expense was $5.3 million in the third quarter of 2018 and in the third quarter of 2017. The third quarter of 2018 compared to the third quarter of 2017 included an increase in compensation expense due to an increase in headcount as a result of the Acquisition. The third quarter of 2018 compared to the third quarter of 2017 also included an increase in stock-based compensation expense due to the timing of awards granted. These increases were offset by an increased benefit related to the Co-development Agreement in the third quarter of 2018 compared to the third quarter of 2017.
Research and development expense increased $1.5 million, or 10% in the first nine months of 2018 compared to the first nine months of 2017. The increase in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to an increase in compensation expense due to an increase in headcount and an increase in rent expense, both a result of the Acquisition. The increase was also due to an increase in stock-based compensation expense due to the timing of awards granted. These increases were partially offset by a decrease in non-recurring engineering expense due to the timing of development activities.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine month periods ended September 30, 2018 and 2017, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Selling, general and administrative	$5,070	$6,583	(23)%	$14,643	$15,382	(5)%
Selling, general and administrative expense decreased $1.5 million, or 23% in the third quarter of 2018 compared to the third quarter of 2017 and decreased $0.7 million, or 5% in the first nine months of 2018 compared to the first nine months of 2017. The decrease in the 2018 periods compared to the 2017 periods was primarily due to a decrease in acquisition and integration costs associated with the Acquisition.
Restructurings
In April 2018, we executed a restructuring plan ("the 2018 Plan") to make the operation of the Company more efficient. The 2018 plan includes an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration. The 2018 plan also includes closing the Hong Kong office and reducing the size of the Toronto office.
In September 2017, in connection with the Acquisition, we executed a restructuring plan ("the 2017 Plan") to secure significant synergies between ViXS and Pixelworks. The 2017 Plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
Restructuring expense for the three and nine month periods ended September 30, 2018 and 2017, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Facility closure and consolidations	$321	$—	$321	$—
Employee severance and benefits	93	1,481	714	1,481
Total restructuring expense	$414	$1,481	$1,035	$1,481
During the third quarter and the first nine months of 2018, we incurred expenses of $0.4 million and $1.0 million respectively, related to the 2018 Plan, which consisted of costs associated with facility closures and consolidations, and costs associated with employee severance and benefits. As we continue to implement the 2018 Plan, we expect to incur additional restructuring charges of $0.4 million over the remainder of 2018 which relates to facility closure and consolidations. Through September 30, 2018, the cumulative amount incurred related to the 2018 plan is $1.0 million, none of which is included in cost of revenue.
We incurred negligible expenses in the first nine months of 2018 related to the 2017 Plan. The 2017 Plan was completed in the first quarter of 2018 and we did not incur any further restructuring charges related to the 2017 Plan during the second or third quarter of 2018.
Provision for income taxes
The provision for income taxes during the 2018 and 2017 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first nine months of 2018 and a benefit of $0.2 million for the reversal of previously recorded foreign tax contingencies during the first nine months of 2017.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents decreased $9.4 million to $18.1 million at September 30, 2018 from $27.5 million at December 31, 2017. Short-term marketable securities was $6.1 million at September 30, 2018 and zero at December 31, 2017. The net decrease in cash, cash equivalents and short-term marketable securities of $3.4 million during the first nine months of 2018 was the result of $2.2 million used in payments on convertible debt, $1.7 million used for purchases of property and equipment and $1.2 million used in payments on other asset financings. These decreases were partially offset by $1.5 million in proceeds from the issuances of common stock under our employee equity incentive plans and $0.2 million provided by operating activities.
As of September 30, 2018, our cash, cash equivalents and short-term marketable securities balance consisted of $13.5 million in cash equivalents held in U.S. dollar denominated money market funds, $3.8 million in cash, $3.0 million in corporate debt securities, $2.2 million in commercial paper and $1.6 million in U.S. government treasury bills. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-1 / P-1 / F-1 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A2 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $5.8 million as of September 30, 2018 from $4.6 million as of December 31, 2017. The average number of days sales outstanding increased to 24 days as of September 30, 2018 from 23 days as of December 31, 2017. The increase in accounts receivable \was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2018, compared to the fourth quarter of 2017.
Inventories
Inventories increased to $3.0 million as of September 30, 2018 from $2.8 million as of December 31, 2017. Inventory turnover increased to 12.9 as of September 30, 2018 from 10.6 as of December 31, 2017 primarily due to lower average inventory balances and higher cost of good sold during the third quarter of 2018 compared to the fourth quarter of 2017. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2018, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of September 30, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of September 30, 2018, our cash and cash equivalents balance of $18.1 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.

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
Contractual Payment Obligations
A summary of our contractual obligations as of September 30, 2018 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated purchase commitments to contract manufacturers	$8,375	$8,375	$—	$—	$—
Operating leases	5,665	1,967	2,103	1,092	503
Payments on accrued balances related to asset financings	1,616	1,390	226	—	—
Other purchase obligations and commitments	1,473	252	543	543	135
Total [1]	$17,129	$11,984	$2,872	$1,635	$638

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

Item 1.	Item 3. Quantitative and Qualitative Disclosure About Market Risk.
There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4.	Controls and Procedures.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29%, 27% and 24% of revenue for the nine month period ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 82%, 79% and 82% of revenue for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018 and as of December 31, 2017 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 97%, 98% and 100% of revenue for the nine month period ended September 30, 2018, and the years ended December 31, 2017 and 2016. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in China or Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The TCJA contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for US taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time U.S. taxation of undistributed prior offshore earnings at reduced rates, elimination of U.S. tax on future offshore earnings (subject to certain important exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Effective January 1, 2018, the new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21%. ASC 740 requires us to recognize the effect of the tax law change in the period of enactment. The lower tax rate requires us to remeasure our deferred tax assets and liabilities as of December 31, 2017. We continue to examine the impact this tax reform legislation may have on our business.

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
Environmental laws and regulations may cause us to incur significant expenditures to comply with applicable laws and regulations, and we may be assessed considerable penalties for noncompliance.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech Co., Ltd. Inc., NVIDIA Corporation, QUALCOMM Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Solomon Systech (International) Ltd., Spreadtrum Communications, Inc, STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Corporation, LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2018, we held 399 patents and had 40 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1	Second Amendment to Office Lease Agreement, dated July 25, 2018, by and between Hudson Concourse, LLC, a Delaware limited liability company and Pixelworks, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

PIXELWORKS, INC.

Dated:	November 9, 2018	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)