Form 10-K
period 2018-12-31
PIXELWORKS, INC
filed 2019-03-13
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30269
________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)
________________________________

Oregon	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

226 Airport Parkway, Suite 595, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)
408-200-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer,", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 29, 2018 was $113,055,630 based on the closing price of $3.61 per share of common stock on the Nasdaq Global Market on June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 8, 2019: 37,535,119
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the video consumption, mobile, video and digital projection markets; our strategy, including regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; our ability to successfully integrate the business of ViXS Systems Inc. (“ViXS”) with our existing business; our expectations with respect to our restructuring plans; amortization expectations; the sufficiency of our working capital and need for, or ability to secure, additional financing; the success of our products in expanded markets; customer and distributor concentration; current global economic challenges; exchange rate risk; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets in 2019, cost expectations; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; the impact of the Tax Cuts and Jobs Act ("TCJA"); changes in accounting principles; and internal controls. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; restructuring charges; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of December 31, 2018, we held an intellectual property portfolio of 361 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
High-Resolution Displays
Display technologies have recently begun to transition from an era of higher resolutions, response times and frame rates, with lower power and thinner form factors, to one focused on higher contrast and more colors.
In mobile devices, Apple Inc. has brought wide color gamut to many of their devices including the iPhone, iPad Pro, MacBook Pro and iMac. These devices deliver the same color gamut used in digital cinema theatres ("DCI-P3"). Meanwhile, television ("TV") manufacturers including Samsung, Sony and LG are bringing high contrast, high brightness (High Dynamic Range or "HDR") TVs based on organic light emitting diodes ("OLED") and local-dimming liquid crystal display ("LCD") panels to the living room. Furthermore, premium smartphones and some tablets from Apple, Samsung, Sony, LG and Huawei now include HDR as a standard feature.
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

•
Frame Rate: Most movies are available in 24 or 25 frames per second, a rate at which the human eye still perceives judder, but cannot identify individual still images or frames and sees a video instead. Mobile devices on the other hand have displays that run at 60 to 90 frames per second, and TVs commonly display 120 frames per second - frame rates at which the eye perceives smooth motion. In addition to the display frame rate discrepancy, the transmission rates vary based on various factors such as available bandwidth. Standard frame rate conversion requires the original content frames being repeated or dropped in order to match the frame rate of the display. This causes the video to appear to judder. Judder is a common problem in video systems and occurs when there is a sudden jump or discontinuity in motion from one frame of a motion video sequence to the next. This can be caused by content being created at a frame rate per second that is too low, or the original content frames are being repeated or dropped in order to match either a transmission standard or the playback frame rate of the display.

•
Resolution: TVs have achieved 4k resolutions (3840x2160) and mobile devices today can achieve up to 3440x1440 resolution, and while some content is available in 4k resolution, most movies are only available in FHD or HD resolutions (typically 1920x1080 and 1280x720 respectively).

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
Managing many content formats across a rapidly evolving range of displays is a significant and growing challenge. Older content tends to not get upgraded to the newer formats, yet consumers expect all content to display correctly. As the number of content formats grow, the technology of video processing becomes increasingly complex.
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
According to recent studies by Cisco Systems, Inc. ("Cisco"), video will constitute 82% of all global consumer Internet traffic by 2022 and global IP video traffic will grow nearly threefold and Internet video traffic will grow four-fold from 2017 to 2022. Live Internet video will account for 17 percent of Internet video traffic by 2022. Live video will grow 15-fold from 2017 to 2022. This rapid increase in video consumption is being driven by a variety of connected digital video devices and applications that allow consumers to easily create, share and consume video. In particular, mobile video consumption is rapidly expanding. The "always on" and ease of use of mobile devices are helping to make them the preferred choice as the "first screen" for many consumers.

As more content becomes increasingly available via the Internet, consumers have more choices for how and where they can enjoy content. According to Cisco, by 2020 there will be 5.5 billion connected mobile users across the globe, amounting to 70% of the world's population.
Mobile Video
There has been continued growth in the share of online video viewed by mobile devices. The Q2 2018 Global Video Index report from Ooyala, Inc. showed more than 62% of all video views are now on mobile devices and that since 2011, mobile video views have increased more than 4000%, outpacing the growing penetration rate of mobile devices globally as viewers spend more time watching video on the small screen.
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

•
Smartphones. Smartphones have become a popular choice for many consumers. Business Insider estimates that 2.1 billion smartphones will be sold in 2021. The resolution of smartphone displays is growing, while the color gamut and contrast is moving toward DCI-P3 and HDR. These improvements in displays actually exacerbate the quality issues of video playback, a growing problem as users increasingly use their smartphones as their primary form of video consumption.

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

As 5G capability finds its way into cellular infrastructure and smartphones starting modestly in the second half of 2019, and more robustly in 2020, this should reinvigorate market growth given the increased speed and lower latency of the wireless connections. In addition, service providers in some countries will also utilize 5G networks to provide fixed wireless broadband. We further believe our compelling mobile display processing functionality, combined with 5G capability, will help motivate consumers to replace their 3G and 4G phones at a faster rate than occurred in 2018. Finally, a new smartphone category has emerged as two of the top three vendors have previewed foldable smartphones which serve as a phone, and a mini tablet when unfolded. As prices for this capability inevitably come down, and further competition emerges, we believe this new category, along with the rollout of 5G networks, can strengthen the mobile device market.
Digital Projection Market
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra-portable devices weighing fewer than two pounds for maximum portability. According to PMA Research Limited, the worldwide front projector market shipped 9.8 million units in 2018 and is forecasted to reach 11.1 million units by 2022.
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

The markets that we address via our video delivery segment fall into the following categories:

•	Consumer Products - OEMs and Original Design Manufacturer ("ODMs") who design products for the consumer electronics segments.

•	OTA - Over the Air applications for single, dual, and quad streaming requirements. End users who want to either “cut the cord” or supplement their service offerings.

•	IP Streaming - network streaming devices capable of content portability, and support for your own screen (phone and tablet devices), deployed by service operators.
Consumer Products
High resolution (UHD/4K), sustained bitrate decoding (100Mbit) and advanced video formats (HDR10, HDR10+) are key requirements for advanced personal video recorder (PVR) products sold in the Japanese market, where the end consumers rate video quality as a key acquisition criteria. This advanced PVR market in Japan is experiencing rapid growth as products move from 2K to UHD/4K formats. In addition, as the market introduces new broadcast technologies, like ADSB (Advanced Digital Satellite Broadcast) in Japan, and ATSC 3.0 in Korea and North America, there are further growth opportunities in this market segment.
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

•
Transcoding/Decoding. Digital Delivery forms the bulk of not just video content, but all internet bandwidth today. However, throughout the entire chain from inception to consumption, there are multiple variations in bitrate, resolution, and codecs used for both audio and video. Transcoding is a fundamental technology used throughout this pipeline that leads to moving pictures viewed on TVs and mobile devices. The XCODE family of ASICs has enabled many devices within this pipeline, from the racks in some service providers all the way down to the home user watching broadcast OTA TV on a smartphone. XCODE technology provides solutions that deliver UHD Blu-ray PVRs with capability of transcoding recorded content suitable for viewing on smartphones. The technology supports today’s broadcast standards, such as ATSC 1.0, DVB/T/T2/S/S2, ISDB/T/S, and ADSB and is scalable to support upcoming broadcast standards such as ATSC 3.0.

•
SDR to HDR conversion. UHD video has standardized on a technology known as HDR to deliver higher dynamic range content. This has resulted in several competing HDR deployments like HDR10, HLG and HDR+ with support by multiple industry giants. Pixelworks HDR conversion technology can not only convert between SDR (Standard Dynamic Range) and HDR10, it can also convert among HDR10, HLG and HDR+ solving an interconnectivity problem between content formatted in one HDR format to Display devices that supports a different HDR standard.

Our product development strategy is to leverage our expertise in video display processing to address the evolving needs of the digital projection, mobile and video delivery markets. We plan to continue to focus our development resources to maintain our position in these markets by providing leading edge solutions for the advanced digital projection and video delivery markets and to enhance our video processing solutions for mobile markets. Additionally, we plan to leverage our research and development investment into products that address high-value markets, such as mobile and OTA, where our innovative proprietary technology provides differentiation and system power saving benefits. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, full solutions incorporating software and other tools and IP cores that allow our technology to be incorporated into third party solutions.
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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 44%, 47% and 43% of revenue in 2018, 2017 and 2016, respectively.

Our largest distributor, Tokyo Electron Device Ltd. ("TED"), is located in Japan. TED represented more than 10% of revenue in each of 2018, 2017 and 2016, and accounted for more than 10% of accounts receivable as of December 31, 2017 and 2018. No other distributor accounted for more than 10% of revenue in 2018, 2017 and 2016.
We also have distributor relationships in China, Europe, Korea, Southeast Asia, Taiwan and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 56%, 53% and 57% of total revenue in 2018, 2017 and 2016, respectively.

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

Revenue attributable to our top five end customers together represented 82%, 79% and 82% of revenue in 2018, 2017 and 2016, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2018, 2017 and 2016, and accounted for more than 10% of accounts receivable as of December 31, 2018 and 2017. Sales to Hitachi Ltd. represented more than 10% of revenue in 2018. No other end customer accounted for more than 10% of revenue in 2018, 2017 or 2016.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 98%, 98% and 100% of revenue in 2018, 2017 and 2016, respectively.
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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $22.9 million, $21.4 million and $19.0 million in 2018, 2017 and 2016, respectively. During 2018 and 2017, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an integrated circuit ("IC") product. As a result of the reimbursements, our overall research and development expense was reduced by $4.0 million in 2018 and $4.0 million in 2017. There were no reductions to research and development expense related to co-development arrangements in 2016.
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
Intellectual Property
We protect our intellectual property with a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2018, we held 361 patents and have 33 patent applications pending, compared to 536 patents and 100 patent applications pending as of December 31, 2017. The decrease in patents from December 31, 2017 to December 31, 2018 is due to the abandonment or sale of patents received as part of the acquisition of ViXS in August 2017. The patents that were sold or abandoned were non-strategic or held in geographic regions where we do not do business. These patents relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 18 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2018, we had a total of 215 employees, all of which were full-time, consistent with 215 employees as of December 31, 2017.
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

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2018, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
In September 2017, we executed a restructuring plan to streamline operations and product offerings, and to align expenses with revenue levels. Additionally, in April 2018, we executed a restructuring plan to make the operation of the Company more efficient. While these restructuring plans are both complete as of December 31, 2018, we may not be able to implement future restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
Although we recorded net income for the fiscal year ended December 31, 2010, we have otherwise incurred operating losses each fiscal year since 2004 and have an accumulated deficit of $384.1 million as of December 31, 2018. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 34%, 27% and 24% of revenue for the years ended December 31, 2018, 2017, and 2016, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 82%, 79% and 82% of revenue for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017 and December 18, 2018 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 27, 2019. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements, however all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
This facility expires on December 27, 2019, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing in a timely manner or at all, or secure financing on terms that are acceptable to us.
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
As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards of approximately $199.6 million, $11.4 million, and $43.8 million respectively, which expire between 2019 and 2038. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2017.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 98% , 98% and 100% of revenue for the years ended December 31, 2018, 2017, and 2016, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in China or Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
We face additional risks associated with our operations in China and our results of operations and financial position may be harmed by changes in China's political, economic or social conditions or changes in U.S.-China relations.
We have, and expect to continue to have, significant operations in China. The economy of China differs from the economies of many countries in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and our results of operations and financial position may be harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business.
Additionally, our Chinese subsidiary is considered a foreign-invested enterprise and is subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-invested enterprises. For example, China's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in China, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Because these laws and regulations are relatively new, and published court decisions are limited and nonbinding in nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, China's legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by our Chinese subsidiary and could materially and adversely affect our business and results of operations.

Our international operations expose us to risks resulting from the fluctuations of foreign currencies.
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, Korea and China. Additionally, with the acquisition of ViXS, we are exposed to risks resulting from fluctuations in the Canadian dollar. We sell our products to OEMs that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This, in turn, could lead to a reduction in revenue.
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
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls. In May 2014, the FASB issued Accounting Standards Codification 606, Revenue from Contracts with Customers, which we have implemented beginning January 1, 2018. The adoption of this new standard did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2018, however we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASU 2016-02 became effective for us on January 1, 2019. While we are currently assessing the impact ASU 2016-02 will have on our financial statements, we expect the primary impact to our financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations. On adoption, we currently expect to recognize additional operating lease liabilities ranging from $6,000 to $7,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We expect to recognize ROU assets ranging from $5,500 to $6,500 which represents the operating lease liability adjusted for accrued rent and impairment of ROU assets.

If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially and adversely affected.
On August 2, 2017, we acquired ViXS, a Canadian company. ViXS was integrated into Pixelworks' internal controls over financial reporting for the year ended December 31, 2018. If any new internal control procedures or our existing internal control procedures are inadequate, or if we identify material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to conduct a reasonable inquiry to determine the origin of certain materials used in our products and disclose whether our products use any materials containing conflict minerals originating from the DRC and adjoining countries. Since we do not own or operate a semiconductor fabrication facility and do not manufacture our products internally, we are dependent on the information provided by third-party foundries and production facilities regarding the materials used and the supply chains for the materials. Further, there are costs associated with complying with these rules, including costs incurred to conduct inquiries to determine the sources of any materials containing conflict minerals used in our products, to fulfill our reporting requirements and to develop and implement potential changes to products, processes or sources of supply if it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries. The implementation of these rules could also affect the sourcing, supply and pricing of materials used in our products. For example, there may only be a limited number of suppliers offering “conflict free” materials, we cannot be sure that we will be able to obtain necessary "conflict free" materials from such suppliers in sufficient quantities or at reasonable prices. In addition, we may face reputational challenges if we determine that any of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we may implement.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The TCJA contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for US taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time U.S. taxation of undistributed prior offshore earnings at reduced rates, elimination of U.S. tax on future offshore earnings (subject to certain important exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Effective January 1, 2018, the new legislation contains several key tax provisions that will impact us including the reduction of the corporate income tax rate to 21%. ASC 740 requires us to recognize the effect of the tax law change in the period of enactment. The lower tax rate required us to remeasure our deferred tax assets and liabilities as of December 31, 2017.

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
To respond effectively to changes in technology and industry standards, we depend on our contracted foundries to implement advanced semiconductor technologies and our operations could be adversely affected if those technologies are unavailable, delayed or inefficiently implemented. In order to increase performance and functionality and reduce the size of our products, we are continuously developing new products using advanced technologies that further miniaturize semiconductors and we are dependent on our foundries to develop and provide access to the advanced processes that enable such miniaturization. We cannot be certain that future advanced manufacturing processes will be implemented without difficulties, delays or increased expenses. Our business, financial condition and results of operations could be materially adversely affected if advanced manufacturing processes are unavailable to us, substantially delayed or inefficiently implemented.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2018, we held 361 patents and had 33 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
The daily trading volume of our common stock has historically been relatively low, although, in the three most recent years, trading volume increased compared to historical levels. As a result of the historically low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:

•	actual or anticipated fluctuations in our operating results;

•	changes in or failure to meet expectations as to our future financial performance;

•	changes in or failure to meet financial estimates of securities analysts;

•	announcements by us or our competitors of technological innovations, design wins, contracts, standards, acquisitions or divestitures;

•	Failure to realize the anticipated benefits of the acquisition of ViXS;

•	the operating and stock price performance of other comparable companies;

•	issuances or proposed issuances of equity, debt or other securities by us, or sales of securities by our security holders; and

•	changes in market valuations of other technology companies.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our stock price was previously below $1.00 on May 6, 2009 and was $1.22 on February 12, 2016 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.
In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares. As of December 31, 2018, we were in compliance with these listing requirements. However, as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2018, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	31,000	Various dates through March 2020
Toronto	Engineering; administration	24,000	March 2022
California	Administration; engineering; sales	10,000	September 2024
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2020
Oregon	Administration	5,000	December 2019
Japan	Sales; customer support	3,000	January 2019

Item 3.	Legal Proceedings.
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
As of March 8, 2019, there were 122 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $3.70. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
As of December 31, 2018, we had an intellectual property portfolio of 361 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems Inc., a corporation organized in Canada ("ViXS").
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in China, Europe, Japan, Korea, Southeast Asia, Taiwan and the U.S., and our manufacturers’ representatives support some of our Korean and European sales. Our distributors often provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 98%, 98% and 100% of revenue in 2018, 2017 and 2016, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.

Results of Operations
Year ended December 31, 2018 compared with year ended December 31, 2017, and year ended December 31, 2017 compared with year ended December 31, 2016.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2018 v. 2017		2017 v. 2016
	2018	2017	2016	$ change	% change	$ change	% change
Revenue, net	$76,554	$80,637	$53,390	$(4,083)	(5)%	$27,247	51%
2018 v. 2017
Net revenue decreased $4.1 million, or 5%, from 2017 to 2018, primarily due to the following partially offsetting factors:

•
A decrease in units sold into the digital projector and the TV and panel markets, primarily the result of implementing an end-of-life for our legacy products during the year ended December 31, 2017 which accounted for $15.3 million of revenue in that year.

•
An increase in revenue contribution from the video delivery market, a market we sold into following the acquisition of ViXS (the "Acquisition") in the second half of 2017. Revenue from the video delivery market was $4.5 million in 2017 compared to $11.3 million in 2018.

•	An increase in units sold into the mobile market.
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

•
An increase in units sold within the video delivery market, due to the acquisition of products associated with the Acquisition during 2017. Revenue attributable to the video delivery market for the year ended December 31, 2017 was $4.5 million.

•
An increase in products sold into the digital projector market, which was primarily due to lower sales in 2016, due to customers' efforts to adjust inventory levels within the digital projector market as well as supply disruptions in Japan.

•	An increase in average selling price within the digital projector and the TV and panel markets associated with a price increase for some of our products.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2018	% of revenue	2017	% of revenue	2016	% of revenue
Direct product costs and related overhead [1]	$35,116	46%	$35,984	45%	$26,376	49%
Amortization of acquired developed technology	1,192	2	497	1	—	0
Inventory step-up and backlog amortization	475	1	1,965	2	—	0
Stock-based compensation	324	0	243	0	190	0
Inventory charges [2]	(31)	0	184	0	(28)	0
Restructuring	—	0	—	0	1,784	3
Total cost of revenue	$37,076	48%	$38,873	48%	$28,322	53%
Gross profit	$39,478	52%	$41,764	52%	$25,068	47%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
2018 v. 2017
Cost of revenue was 48% of revenue in 2018 consistent with 48% of revenue in 2017. Direct product costs and related overhead increased only 1%, to 46% of revenue in 2018 compared to 45% of revenue in 2017, which is primarily due to a decrease in units sold into the projector market and an increase in units sold into the mobile market.
Amortization of acquired developed technology increased compared to 2017, as 2017 included only five months of amortization while 2018 included a full year. Inventory step up and backlog amortization decreased compared to 2017 as we sold through the majority of the inventory we acquired in the first few months following the Acquisition.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, restructuring charges, amortization related to acquired developed technology, amortization of inventory step-up and backlog, and the timing and execution of manufacturing ramps as well as other factors.
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

•
Revenue attributable to the video delivery market as a result of the Acquisition. The products sold into the video delivery market have lower direct product costs as a percentage of revenue, compared to our existing product offerings.

•
A decrease in direct product costs and related overhead as a percentage of revenue due to better absorption. As revenue increases our overhead costs stay relatively constant which favorably impacts direct product costs and related overhead as a percent of revenue.

The decrease in cost of revenue as a percent of revenue was also due to a decrease in restructuring charges from 2016 to 2017. There were no restructuring charges in 2017 that impacted cost of revenue. These decreases were partially offset by an increase in amortization of acquired developed technology and backlog as well as step-up of inventory, all associated with the Acquisition.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including non-recurring engineering and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Co-development agreement
During the first quarter of 2017, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses incurred in connection with our development of an integrated circuit product to be sold exclusively to the customer. Our development costs exceeded the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the Co-development Agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $4.0 million related to the Co-development Agreement during each of the years ended December 31, 2018 and 2017.
Research and development expense was as follows (in thousands):

	Year ended December 31,			2018 v. 2017		2017 v. 2016
	2018	2017	2016	$ change	% change	$ change	% change
Research and development	$22,881	$21,427	$19,036	$1,454	7%	$2,391	13%
2018 v. 2017
Research and development expense increased $1.5 million from 2017 to 2018. The increase was primarily due to a $2.1 million increase in compensation expense, a $0.7 million increase in rent expense and a $0.8 million increase in stock-based compensation expense as well as smaller increases in several other expense categories. These increases were primarily due to 2017 including only five months of expenses related to our expanded operations as a result of the Acquisition, while 2018 included a full year. These increases were partially offset by a $2.4 million decrease in non-recurring engineering expense due to the timing of development activities.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2018 v. 2017		2017 v. 2016
	2018	2017	2016	$ change	% change	$ change	% change
Selling, general and administrative	$19,953	$20,450	$13,770	$(497)	(2)%	$6,680	49%
2018 v. 2017
Selling, general and administrative expense decreased $0.5 million from 2017 to 2018. The decrease was primarily due to a $2.5 million decrease in acquisition and integration costs associated with the Acquisition. This decrease was partially offset by a $1.3 million increase in compensation and a $0.5 million increase in stock-based compensation expense, as well as smaller increases in several other expense categories, all due to 2017 including only five months of expenses related to our expanded operations as a result of the Acquisition, while 2018 included a full year.
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

Restructurings
In April 2018, we executed a restructuring plan ("the 2018 Plan") to make the operation of the Company more efficient. The 2018 Plan included an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration. The 2018 Plan also included closing the Hong Kong office and reducing the size of the Toronto office.
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
Restructuring expense for the years ended December 31, 2018, 2017 and 2016, was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Facility closure and consolidations	$750	$—	$—
Employee severance and benefits	714	1,920	2,618
Write off of assets	—	—	1,744
Other	—	—	30
Total restructuring expense	$1,464	$1,920	$4,392

Included in cost of revenue	$—	$—	$1,784
Included in operating expenses	1,464	1,920	2,608
During 2018, we incurred expenses of $1.5 million related to the 2018 Plan, which consisted of costs associated with facility closures and consolidations, and costs associated with employee severance and benefits. The 2018 Plan was completed at the end of 2018 and we do not expect to incur any additional restructuring charges during 2019 related to the 2018 Plan. Through December 31, 2018, the cumulative amount incurred related to the 2018 Plan is $1.5 million, none of which is included in cost of revenue.
During 2017, we incurred expenses of $1.9 million related to the 2017 Plan, which consisted of costs associated with employee severance and benefits. The 2017 Plan was completed in the first quarter of 2018 and we did not incur any further restructuring charges related to the 2017 Plan during the second, third or fourth quarter of 2018. Through December 31, 2018, the cumulative amount incurred related to the 2017 Plan is $1.9 million, none of which is included in cost of revenue.
During 2016, we incurred expenses of $4.4 million related to the 2016 Plan, which primarily consisted of costs associated with employee severance and benefits of $2.6 million and the abandonment of certain assets of $1.7 million. The 2016 Plan was completed at the end of 2016 and we did not incur any further restructuring charges related to the 2016 Plan during 2017 or 2018. Through December 31, 2018, the cumulative amount incurred related to the 2016 Plan is $4.4 million, of which $1.8 million is included in cost of revenue.

Interest expense and other, net
Interest expense and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Gain on debt extinguishment	$1,272	$29	$—
Interest expense	(852)	(878)	(446)
Interest income	296	141	40
Discount accretion on convertible debt fair value	(69)	(196)	—
Fair value adjustment on convertible debt conversion option	—	(743)	—
Total interest expense and other, net	$647	$(1,647)	$(406)

The increase in interest expense in 2017 compared to 2016 is due to contractual interest on convertible debt, as well as imputed interest on short and long-term liabilities acquired as a part of the Acquisition.
Provision for income taxes
The provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Provision for income taxes	$448	$493	$355
The income tax expense recorded for the year ended December 31, 2018 is comprised of $0.5 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
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
As of December 31, 2018 and 2017, we continue to record a full valuation allowance against our U.S. net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets, with the exception of Canada, as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2018, we have federal, state and foreign net operating loss carryforwards of approximately $199.6 million, $11.4 million, and $43.8 million respectively, which will expire between 2019 and 2038. As of December 31, 2018, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $9.1 million, $4.4 million and $28.3 million respectively. The federal and state tax credits will begin expiring in 2019 while the foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $121.7 million. We have a general foreign tax credit of $0.8 million which will begin expiring in 2019. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $9.6 million from $27.5 million at December 31, 2017 to $17.9 million at December 31, 2018. Short-term marketable securities was $6.1 million at December 31, 2018, and zero at December 31, 2017. The net decrease in cash, cash equivalents and short-term marketable securities of $3.5 million was the result of $2.2 million used in payments on convertible debt, $2.1 million used for purchases of property and equipment and $1.9 million in payments on other asset financings. These decreases were partially offset by $1.7 million in proceeds from the issuances of common stock under our employee equity incentive plans and $1.0 million provided by operating activities.
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
As of December 31, 2018, our cash, cash equivalents and short-term marketable securities balance consisted of $13.4 million in cash equivalents held in U.S. dollar denominated money market funds, $4.1 million in cash, $3.5 million in corporate debt securities, $1.8 million in U.S. government treasury bills and $1.2 million in commercial paper. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $7.0 million at December 31, 2018 from $4.6 million at December 31, 2017. Average number of days sales outstanding increased to 31 days at December 31, 2018 from 23 days at December 31, 2017. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the fourth quarter of 2018, and the fourth quarter of 2017.
Inventories
Inventories were $3.0 million at December 31, 2018 and $2.8 million at December 31, 2017. Inventory turnover increased to 12.3 at December 31, 2018 from 10.6 at December 31, 2017 primarily due higher cost of goods sold during the fourth quarter of 2018 compared to the fourth quarter of 2017. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017 and December 18, 2018 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 27, 2019. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2018, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of December 31, 2018 and December 31, 2017, we had no outstanding borrowings under the Revolving Line.

Liquidity
As of December 31, 2018, our cash and cash equivalents balance of $17.9 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventories, property and equipment, impairment of long-lived assets, valuation of goodwill, valuation of share-based payments, income taxes, litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition. On January 1, 2018 we adopted the new requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), under the modified retrospective approach. Therefore, the requirements of ASC 606 have only been applied to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application, or January 1, 2018. ASC 606 is not applied to contracts that were completed before the effective date. The adoption of this new standard did not result in an adjustment to our consolidated financial statements but we have included additional disclosures in our periodic reports. We cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements in the future.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. While we have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2018, our analysis is dependent upon our estimates of future cash flows and our actual results may vary.
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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter and concluded that goodwill was not impaired.
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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2018 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated purchase commitments to contract manufacturers	$6,282	$6,282	$—	$—	$—
Operating leases	5,012	1,856	1,747	1,031	378
Other purchase obligations and commitments	1,339	247	514	514	64
Payments on accrued balances related to asset financings	988	815	173	—	—
Total [1]	$13,621	$9,200	$2,434	$1,545	$442

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
Not applicable.

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Pixelworks, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Portland, Oregon
March 13, 2019

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17,944	$27,523
Short-term marketable securities	6,069	—
Accounts receivable, net	6,982	4,640
Inventories	2,954	2,846
Prepaid expenses and other current assets	1,494	1,328
Total current assets	35,443	36,337
Property and equipment, net	6,151	5,605
Other assets, net	1,132	1,338
Acquired intangible assets, net	4,208	5,856
Goodwill	18,407	18,407
Total assets	$65,341	$67,543
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,116	$1,436
Accrued liabilities and current portion of long-term liabilities	14,823	16,387
Current portion of income taxes payable	263	445
Total current liabilities	17,202	18,268
Long-term liabilities, net of current portion	1,017	1,487
Convertible debt	—	6,069
Income taxes payable, net of current portion	2,299	2,282
Total liabilities	20,518	28,106
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 36,937,458 and 34,651,087 shares issued and outstanding as of December 31, 2018 and 2017, respectively	428,903	418,891
Accumulated other comprehensive income	15	20
Accumulated deficit	(384,095)	(379,474)
Total shareholders' equity	44,823	39,437
Total liabilities and shareholders' equity	$65,341	$67,543
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue, net (1)	$76,554	$80,637	$53,390
Cost of revenue (2)	37,076	38,873	28,322
Gross profit	39,478	41,764	25,068
Operating expenses:
Research and development (3)	22,881	21,427	19,036
Selling, general and administrative (4)	19,953	20,450	13,770
Restructuring	1,464	1,920	2,608
Total operating expenses	44,298	43,797	35,414
Loss from operations	(4,820)	(2,033)	(10,346)
Interest income (expense) and other, net (5)	647	(1,647)	(406)
Loss before income taxes	(4,173)	(3,680)	(10,752)
Provision for income taxes (6)	448	493	355
Net loss	$(4,621)	$(4,173)	$(11,107)
Net loss per share - basic and diluted	$(0.13)	$(0.13)	$(0.39)
Weighted average shares outstanding - basic and diluted	35,959	31,507	28,276

(1) Includes deferred revenue fair value adjustment	$52	$93	$—
(2) Includes:
Amortization of acquired intangible assets	1,192	497	—
Inventory step-up and backlog amortization	475	1,965	—
Stock-based compensation	324	243	190
Restructuring	—	—	1,784
(3) Includes stock-based compensation	2,466	1,648	1,600
(4) Includes:
Stock-based compensation	2,893	2,352	872
Amortization of acquired intangible assets	404	168	—
Acquisition and integration	—	2,460	—
(5) Includes:
Gain on debt extinguishment	(1,272)	(29)	—
Discount accretion on convertible debt fair value	69	196	—
Fair value adjustment on convertible debt conversion option	—	743	—
(6) Includes benefit related to tax reform	—	(343)	—
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(4,621)	$(4,173)	$(11,107)
Other comprehensive income (loss):
Foreign pension adjustment	(6)	14	6
Tax effect of foreign pension adjustment	3	(4)	(2)
Unrealized loss on available-for-sale securities	(2)	—	—
Total comprehensive loss	$(4,626)	$(4,163)	$(11,103)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(4,621)	$(4,173)	$(11,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	5,683	4,243	2,662
Depreciation and amortization	3,555	3,577	3,466
Amortization of acquired intangible assets	1,596	665	—
Gain on debt extinguishment	(1,272)	(29)	—
Inventory step-up and backlog amortization	475	1,965	—
Discount accretion on convertible debt fair value	69	196	—
Deferred income tax expense	(62)	4	22
Accretion on short-term marketable securities	(44)	—	—
Reversal of uncertain tax positions	(19)	(191)	(170)
Fair value adjustment on convertible debt conversion option	—	743	—
Write off of certain assets to restructuring	—	—	1,744
Other	11	71	47
Changes in operating assets and liabilities:
Accounts receivable, net	(2,342)	(554)	2,870
Inventories	(531)	1,378	179
Prepaid expenses and other current and long-term assets, net	110	650	(166)
Accounts payable	675	(2,063)	(1,210)
Accrued current and long-term liabilities	(2,182)	4,819	101
Income taxes payable	(146)	898	27
Net cash provided by (used in) operating activities	955	12,199	(1,535)
Cash flows from investing activities:
Purchases of available-for-sale marketable securities	(8,177)	—	—
Proceeds from sales and maturities of marketable securities	2,150	—	—
Purchases of property and equipment	(2,096)	(2,484)	(2,144)
Cash received in connection with acquisition of business	—	1,901	—
Net cash used in investing activities	(8,123)	(583)	(2,144)
Cash flows from financing activities:
Payments on convertible debt	(2,220)	(1,000)	—
Payments on asset financings	(1,874)	(1,673)	(1,367)
Proceeds from issuances of common stock under employee equity incentive plans	1,683	3,004	1,077
Payments on line of credit related to acquisition	—	(4,046)	—
Payments on line of credit	—	—	(3,000)
Net cash used in financing activities	(2,411)	(3,715)	(3,290)
Net increase (decrease) in cash and cash equivalents	(9,579)	7,901	(6,969)
Cash and cash equivalents, beginning of period	27,523	19,622	26,591
Cash and cash equivalents, end of period	$17,944	$27,523	$19,622

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$657	$160	$437
Cash paid during the year for interest	501	418	139
Non-cash investing and financing activities:
Value of debt converted into shares	$2,646	$329	$—
Acquisitions of property and equipment and other assets under extended payment terms	501	3,558	—
Value of shares issued in acquisition	—	16,975	—
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2015	27,764,208	$390,520	$6	$(364,150)	$26,376
Stock issued under employee equity incentive plans	1,121,587	1,077	—	—	1,077
Stock-based compensation expense	—	2,662	—	—	2,662
Other	—	37	—	—	37
Net loss	—	—	—	(11,107)	(11,107)
Foreign pension adjustment, net of tax of $2	—	—	4	—	4
Balance as of December 31, 2016	28,885.795	394,296	10	(375,257)	19,049
Stock issued under employee equity incentive plans	2,001,782	3,004	—	—	3,004
Stock-based compensation expense	—	4,243	—	—	4,243
Other	—	44	—	(44)	—
Issuance of stock for acquisition	3,708,262	16,975	—	—	16,975
Debt conversion	55,248	329	—	—	329
Net loss	—	—	—	(4,173)	(4,173)
Foreign pension adjustment, net of tax of $4	—	—	10	—	10
Balance as of December 31, 2017	34,651,087	418,891	20	(379,474)	39,437
Stock issued under employee equity incentive plans	1,851,018	1,683	—	—	1,683
Stock-based compensation expense	—	5,683	—	—	5,683
Unrealized loss on available-for-sale securities	—	—	(2)	—	(2)
Debt conversion	435,353	2,646	—	—	2,646
Net loss	—	—	—	(4,621)	(4,621)
Foreign pension adjustment, net of tax of ($3)	—	—	(3)	—	(3)
Balance as of December 31, 2018	36,937,458	$428,903	$15	$(384,095)	$44,823
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
As of December 31, 2018, we had an intellectual property portfolio of 361 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction losses were $178, $172 and $153 for the years ended December 31, 2018, 2017 and 2016, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, valuation of goodwill, stock-based compensation and income taxes. The actual results experienced could differ materially from our estimates.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which consist of U.S. denominated money market funds, commercial paper and corporate debt securities totaled $13,887 and $23,402 as of December 31, 2018 and 2017, respectively.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2018.

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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter of 2018 and concluded that goodwill was not impaired.

Revenue Recognition
On January 1, 2018 we adopted the new requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), under the modified retrospective approach. Therefore, the requirements of ASC 606 have only been applied to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application, or January 1, 2018. ASC 606 is not applied to contracts that were completed before the effective date. The adoption of this new standard did not result in an adjustment to our consolidated financial statements but we have included additional disclosures in our periodic reports. We cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements in the future.
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
The following table provides information about disaggregated revenue based on the preceding categories for the year ended December 31, 2018:

Year Ended
December 31, 2018
IC sales	$74,247
Engineering services and other	2,307
Total revenues	$76,554
For segment information, including revenue by geographic region, see "Note 14: Segment Information".
Our contract balances include accounts receivable, deferred revenue and our liability for warranty returns. For information concerning these contract balances, see "Note 4: Balance Sheet Components".
Payment terms and conditions for goods and services provided vary by contract; however, payment is generally required within 30 to 60 days of invoicing. As a practical expedient, we do not adjust the amount of consideration for this financing component as the period between the transfer of goods or services and the customer’s payment is, at contract inception, expected to be one year or less.

We have not identified any material costs incurred associated with obtaining a contract with a customer which would meet the criteria to be capitalized, therefore, these costs are expensed as incurred.
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
On occasion, we enter into co-development arrangements with current or prospective customers to defray a portion of the research and development expenses we expect to incur in connection with our development of an IC product. As amounts become due and payable, they are offset against research and development expense on a pro-rata basis.
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
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of the following:

	December 31,
	2018	2017
Actuarial income on foreign pension obligation	$30	$35
Accumulated transition foreign pension obligation	(13)	(15)
Accumulated net unrealized holding gain on short term marketable securities	(2)	—
Accumulated other comprehensive income	$15	$20

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
Recent Accounting Pronouncements
In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606 ("ASU 2018-18"). ASU 2018-18 requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods in those fiscal years. We are currently assessing the impact of this update on our financial position, results of operations or cash flows.
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

The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
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
On adoption, we currently expect to recognize additional operating lease liabilities ranging from $6,000 to $7,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We expect to recognize ROU assets ranging from $5,500 to $6,500 which represents the operating lease liability adjusted for accrued rent and impairment of ROU assets.
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
The aggregate purchase price for ViXS was $16,975 and consisted of $16,316 related to the issuance of 3,586,020 shares of our common stock plus $659 related to: (i) the issuance of 202,043 unvested restricted stock units, in exchange for ViXS’ unvested restricted stock units, plus (ii) the issuance of 122,242 shares to a holder of ViXS restricted stock units which were vested simultaneously with closing. The purchase price calculations were based on the closing price of our common stock on the day the transaction closed.
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

•
We recorded an inventory step-up of $2,191 to record inventory at fair value. We recognized $424 in 2018 and $1,755 in 2017 within cost of goods sold as the inventory was sold. As of December 31, 2018, the remaining balance of the inventory step-up is $12, which we expect to be fully recognized over the next 3 months.

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

NOTE 4.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2018	2017
Accounts receivable, gross	$7,003	$4,687
Allowance for doubtful accounts	(21)	(47)
Accounts receivable, net	$6,982	$4,640
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$47	$32	$60
Additions charged (reductions credited)	(26)	15	(28)
Balance at end of year	$21	$47	$32
Inventories
Inventories consist of the following:

	December 31,
	2018	2017
Finished goods	$1,577	$1,115
Work-in-process	1,377	1,731
Inventories	$2,954	$2,846
We recorded inventory write-downs of $121 and $349 for the years ended December 31, 2018 and 2017, respectively. We recorded inventory write-downs of $301 for the year ended December 31, 2016, of which $285 was included in restructuring and was related to the write off of inventory associated with markets we are no longer pursuing. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure. The inventory write-downs were offset by sales of previously written-down inventory of $152, $165 and $44 for the years ended December 31, 2018, 2017 and 2016, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.

Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2018	2017
Equipment, furniture and fixtures	$9,536	$9,040
Tooling	6,552	5,665
Software	5,444	6,112
Leasehold improvements	1,350	2,255
	22,882	23,072
Accumulated depreciation and amortization	(16,731)	(17,467)
Property and equipment, net	$6,151	$5,605

Software amortization was $1,407, $1,501 and $1,755 for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,148, $2,076 and $1,705 for the years ended December 31, 2018, 2017 and 2016, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology.

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. See Note 3: “Acquisition” for additional information. Acquired intangible assets resulting from this transaction consist of the following:

	December 31,
	2018	2017
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(2,522)	(874)
Acquired intangible assets, net	$4,208	$5,856

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; tradename and backlog, 6 to 18 months. Backlog was fully amortized as of December 31, 2018.
Amortization expense for intangible assets was $1,648 for the year ended December 31, 2018, with $1,244 included in cost of revenue and $404 included in selling, general and administrative on the consolidated statement of operations. As of December 31, 2018, future estimated amortization expense is as follows:

Years ending December 31:
2019	1,505
2020	1,496
2021	1,117
2022	90
$4,208
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets as of December 31, 2018.

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

	December 31,
	2018	2017
Accrued payroll and related liabilities	$4,428	$5,400
Accrued interest payable	3,079	2,770
Accrued commissions and royalties	2,791	2,610
Current portion of accrued liabilities for asset financings	748	1,701
Accrued costs related to restructuring	200	352
Deferred revenue	96	418
Liability for warranty returns	13	17
Other	3,468	3,119
Accrued liabilities and current portion of long-term liabilities	$14,823	$16,387
The following is a summary of the change in deferred revenue and our liability for warranty returns:

	Year Ended December 31,
	2018	2017	2016
Deferred revenue:
Balance at beginning of period	$418	$—	$—
Revenue recognized	(932)	—	—
Revenue deferred	610	418	—
Balance at end of period	$96	$418	$—
Liability for warranty returns:
Balance at beginning of year	$17	$28	$49
Provision	9	2	6
Charge-offs	(13)	(13)	(27)
Balance at end of year	$13	$17	$28
Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017 and December 18, 2018 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $1,000 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 27, 2019. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender's prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on December 27, 2019, which is the scheduled maturity date for the Revolving Line.

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
As of December 31, 2018 and December 31, 2017, we had no outstanding borrowings on the Revolving Line.

NOTE 5: CONVERTIBLE DEBT
As part of the Acquisition, we assumed secured convertible debt which consists of the following:

	December 31,
	2018	2017
10% convertible notes, principal amount	$—	$4,749
Unamortized debt discount	—	(1,030)
Conversion feature, at fair value	—	2,350
	$—	$6,069
As a result of the change in control of ViXS, the convertible debt holders had a right to put the debt to the Company. A majority of the holders agreed to waive their right to accelerate and to accept 0.04836 share of our common stock for each share of ViXS common stock the holder would have been entitled to receive upon the exercise of the conversion option.
On January 12, 2018, the Company provided notice to the holders of the convertible debt of its election to redeem the convertible debt in full as of March 13, 2018. Subsequently, certain holders of the convertible debt elected to convert their convertible debt into shares of common stock of Pixelworks pursuant to the terms of the convertible debt. This resulted in the issuance of 435,353 shares of our common stock which was valued at an aggregate of $2,646. We paid an aggregate of CAD $2,875 (equivalent to $2,220 USD) to redeem the convertible debt of those holders who did not elect to convert their convertible debt. The extinguishment of the debt during the first quarter of 2018 resulted in a gain of $1,272 which is recorded in interest income (expense) and other, net within our condensed consolidated statement of operations.
For the year ended December 31, 2018, interest expense consisted of $66 related to the contractual rate of interest and $69 related to accretion of the discount. During the year ended December 31, 2018, we recorded net foreign currency losses of approximately $(15) in other expense. For the year ended December 31, 2017, interest expense consisted of $227 related to the contractual rate of interest and $196 related to accretion of the discount. During the year ended December 31, 2017, we recorded net foreign currency gains of approximately $(4) in other expense.

NOTE 6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of December 31, 2018 and December 31, 2017, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of December 31, 2018:
Corporate debt securities	$3,238	$(2)	$3,236
U.S. government treasury bills	1,841	—	1,841
Commercial paper	992	—	992
	$6,071	$(2)	$6,069

As of December 31, 2017:
Corporate debt securities	$—	$—	$—
U.S. government treasury bills	—	—	—
Commercial paper	—	—	—
	$—	$—	$—

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Assets:
Cash equivalents:
Money market funds	$13,388	$—	$—	$13,388
Commercial paper	—	250	—	250
Corporate debt securities	—	249	—	249
Short-term marketable securities:
U.S. government treasury bills	1,841	—	—	1,841
Corporate debt securities	—	3,236	—	3,236
Commercial paper	—	992	—	992

As of December 31, 2017:
Assets:
Money market funds	23,402	—	—	23,402
Liabilities:
Convertible debt - including conversion feature	—	5,300	—	5,300
Conversion feature - convertible debt	—	2,350	—	2,350
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

NOTE 7: RESTRUCTURINGS
In April 2018, we executed a restructuring plan to make the operation of the Company more efficient. The plan included an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration. The plan also included closing the Hong Kong office and reducing the size of the Toronto office.
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
Total restructuring expense included in our statement of operations for the years ended December 31, 2018, 2017 and 2016 is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Cost of revenue — restructuring:
Tooling and inventory write offs	$—	$—	$1,679
Employee severance and benefits	—	—	105
Total included in cost of revenue	—	—	1,784

Operating expenses — restructuring:
Facility closure and consolidations	$750	$—	$—
Employee severance and benefits	714	1,920	2,513
Licensed technology and other asset write offs	—	—	65
Other	—	—	30
Total included in operating expenses	1,464	1,920	2,608
Total restructuring expense	$1,464	$1,920	$4,392

The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2018:

	Balance as of December 31, 2017	Expensed	Payments	Balance as of December 31, 2018
Facility closure and consolidations	$—	$750	$(390)	$360
Employee severance and benefits	352	714	(1,066)	—
Accrued costs related to restructuring	352	1,464	(1,456)	360
Less: Current portion	352	1,304	(1,456)	200
Long-term portion	$—	$160	$—	$160

NOTE 8: RESEARCH AND DEVELOPMENT
During the first quarter of 2017, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses we incurred in connection with our development of an integrated circuit product to be sold exclusively to the customer. Our development costs exceeded the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $4,000 related to the Co-development Agreement during each of the years ended December 31, 2018 and 2017.

NOTE 9: INTEREST EXPENSE AND OTHER, NET
Interest expense and other, consists of the following:

	Year Ended December 31,
	2018	2017	2016
Gain on debt extinguishment	$1,272	$29	$—
Interest expense [1]	(852)	(878)	(446)
Interest income	296	141	40
Discount accretion on convertible debt fair value	(69)	(196)	—
Fair value adjustment on convertible debt conversion option	—	(743)	—
Total interest expense and other, net	$647	$(1,647)	$(406)

[1]	Increase in 2017 compared to 2016 is due to contractual interest on convertible debt, as well as imputed interest on short and long-term liabilities acquired as a part of the Acquisition.

NOTE 10.    INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic	$(4,551)	$903	$(11,881)
Foreign	378	(4,583)	1,129
Domestic and foreign pre-tax loss	$(4,173)	$(3,680)	$(10,752)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(6)	$(321)	$55
State	10	4	2
Foreign	506	806	276
Total current	510	489	333
Deferred:
Foreign	(62)	4	22
Total deferred	(62)	4	22
Income tax expense	$448	$493	$355
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21%	34%	34%
Change in valuation allowance	57	887	(14)
Expiration of tax attributes	(116)	(127)	(11)
Impact of foreign earnings	11	(2)	1
Research and development credits	8	6	1
Stock-based compensation	(4)	(8)	(13)
Tax contingencies, net of reversals	2	—	—
Tax law change	—	(789)	—
Permanent items	—	(8)	—
State income taxes, net of federal tax benefit	—	—	2
Other	10	(6)	(3)
Effective income tax rate	(11)%	(13)%	(3)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$54,515	$56,461
Research and experimentation credit and deduction carryforwards	65,868	63,796
Foreign tax credit carryforwards	928	2,216
Deferred stock-based compensation	880	802
Depreciation and amortization	1,420	3,068
Reserves and accrued expenses	1,146	511
Other	319	705
Total gross deferred tax assets	125,076	127,559
Deferred tax liabilities:
Other	(319)	(485)
Total gross deferred tax liabilities	(319)	(485)
Less valuation allowance	(124,565)	(126,946)
Net deferred tax assets	$192	$128

The Company adopted ASU 2016-09 in the first quarter of 2017. The Company had excess tax benefits for which a benefit could not be previously recognized of approximately $485. Upon adoption the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings including the change to the valuation allowance as a result of the adoption.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Due to a net operating loss position for U.S. tax purposes, the impact from the repatriation of our foreign earnings was not significant. Additionally, a tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or “GILTI”) became effective during the current year. The calculation of GILTI did not result in an inclusion for the current year. We previously elected to treat the GILTI as a period cost. As of December 31, 2017 we recorded a receivable for our AMT tax credit carryforwards of $343 which is refundable under the Act. We expect to receive $172 of this credit during 2019.
On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we used provisional amounts and reasonable estimates at December 31, 2017 to estimate the impact of the Act. Additional analysis of historical foreign earnings was completed in the fourth quarter of 2018. We determined that there was no impact due to a full valuation allowance in the U.S. and the utilization of prior year net operating loss carryforwards against additional taxable income.
We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets as of December 31, 2018 and 2017, as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $2,381 for the year ended December 31, 2018 and increased $30,867 and $1,555 for the years ended December 31, 2017, and 2016, respectively.
As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards of $199,591, $11,384 and $43,794 respectively, which will expire between 2019 and 2038. As of December 31, 2018, we had available federal, state and foreign research and experimentation tax credit carryforwards of $9,099, $4,360, and $28,334 respectively. The federal and state tax credits will begin expiring in 2019 while the foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $121,683. We have a general foreign tax credit of $818 which will begin expiring in 2019.
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
We recognized all of the earnings of our foreign subsidiaries as part of the transition tax of the Act. As of December 31, 2018, we do not have a liability for unremitted foreign earnings.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15% through 2018. The tax rate will return to 25% in 2019 upon expiration of the tax holiday. However, we are currently in the process of applying for an extension of the tax holiday.  The impact of the extension of the tax holiday will be recognized in the quarter in which the extension has been approved by the tax authorities.

Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2018 the amount of our uncertain tax positions was a liability of $1,661 and a reduction to deferred tax assets of $925. As of December 31, 2017, the amount of our uncertain tax positions was a liability of $1,735 and a reduction to deferred tax assets of $777.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2018	2017
Uncertain tax positions:
Balance at beginning of year	$2,444	$1,886
Accrual for positions taken in a prior year	(91)	40
Accrual for positions taken in current year	160	263
Reversals due to lapse of statute of limitations	(9)	(120)
Accrual for positions acquired in acquisition of ViXS Systems	—	375
Balance at end of year	$2,504	$2,444
Interest and penalties:
Balance at beginning of year	$68	$93
Accrual for positions taken in prior year	21	8
Accrual for positions taken in current year	3	30
Reversals due to lapse of statute of limitations	(10)	(71)
Accrual for positions acquired in acquisition of ViXS Systems	—	8
Balance at end of year	$82	$68
During the years ended December 31, 2018, 2017 and 2016, we recognized $24, $46 and $26, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $130 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2015, 2014 and 2011, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2018.

NOTE 11.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $742, $1,017 and $722 for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in cost of revenue in our consolidated statements of operations.

401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made no contributions to the 401(k) plan during the years ended December 31, 2018, 2017 and 2016.
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
As of December 31, 2018, future minimum payments under non-cancelable software licenses and operating lease agreements are as follows:

Year Ending December 31,	Software licenses	Operating leases	Total
2019	$815	$1,856	$2,671
2020	173	1,039	1,212
2021	—	708	708
2022	—	539	539
2023	—	492	492
2024	—	378	378
	988	$5,012	$6,000
Less: Interest component	(86)
Present value of minimum software license payments	902
Less: Current portion	(748)
Long-term portion of obligations	$154
Rent expense for the years ended December 31, 2018, 2017 and 2016 was $2,782, $2,488 and $1,770, respectively.
Other Contractual Obligation
As part of the Acquisition discussed in "Note 3: Acquisition", we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of December 31, 2018, $446 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $562 is included in long-term liabilities, net of current portion in our consolidated balance sheet.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2018, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(4,621)	$(4,173)	$(11,107)
Weighted average shares outstanding - basic and diluted	35,959	31,507	28,276
Net loss per share - basic and diluted	$(0.13)	$(0.13)	$(0.39)
The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Employee equity incentive plans	3,349	3,879	4,982
Convertible debt	—	371	—
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

NOTE 13.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2018 and 2017.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.

Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended on certain occasions, most recently on May 9, 2018 when our shareholders approved an increase to the total number of authorized shares to 14,383,333 shares. As of December 31, 2018, 1,380,482 shares were available for grant under the 2006 Plan.
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
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2017:	1,305,750	$2.11
Granted	21,000	4.91
Exercised	(709,375)	1.78
Canceled and forfeited	(10,103)	4.19
Expired	(3,917)	6.16
Options outstanding as of December 31, 2018:	603,355	$2.52

The following table summarizes information about options outstanding as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2018	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2018	Weighted average exercise price
$0.60 - $2.36	87,042	0.45	$0.72	84,584	$0.68
2.46 - 2.46	350,000	3.01	2.46	255,208	2.46
2.67 - 6.05	166,313	3.62	3.60	87,064	3.54
$0.60 - $6.05	603,355	2.81	$2.52	426,856	$2.33
During the years ended December 31, 2018, 2017 and 2016 the total intrinsic value of options exercised was $1,698, $1,801 and $481, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2018, options outstanding had a total intrinsic value of $357.
Options outstanding that have vested and are expected to vest as of December 31, 2018 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	426,856	$2.33	2.49	$307
Expected to vest	166,349	2.97	3.56	48
Total	593,205	$2.51	2.79	$355

Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2018, 2017 and 2016 we granted 1,346,440, 1,514,527, and 1,572,519 shares, respectively, of restricted stock with a weighted average grant date fair value of $4.24, $4.87, and $2.21 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2017:	2,302,602	$3.94
Granted	1,346,440	4.24
Vested	(959,683)	3.76
Canceled	(125,105)	3.96
Unvested at December 31, 2018:	2,564,254	$4.16
Expected to vest after December 31, 2018	2,364,479	$4.14
Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2018, 2017 and 2016, we issued 181,960, 153,242 and 141,633 shares, respectively for proceeds of $420, $270 and $252, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Stock Option Plans:
Risk free interest rate	2.68%	1.85%	1.37%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.00	5.00	5.00
Volatility	74%	75%	74%
Employee Stock Purchase Plan:
Risk free interest rate	1.97%	1.09%	0.20%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.06	1.07	1.12
Volatility	51%	65%	84%
The weighted average fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $3.03, $2.58 and $1.41, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. Subsequent to the May 2009 amendment of our 2006 Stock Incentive Plan, which shortened the contractual life of newly issued stock options from ten to six years, we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.

As of December 31, 2018, unrecognized stock-based compensation expense is $6,207, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.15 years.

NOTE 14.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2018	2017	2016
Japan	$67,330	$66,041	$44,186
China	5,079	2,117	1,616
U.S.	1,815	1,697	84
Taiwan	1,619	6,841	5,095
Korea	427	987	963
Europe	284	2,166	634
Other	—	788	812
	$76,554	$80,637	$53,390

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2018	2017	2016
Distributors:
All distributors	44%	47%	43%
Distributor A	34%	27%	24%
End Customers: [1]
Top five end customers	82%	79%	82%
End customer A	50%	47%	53%
End customer B	10%	9%	8%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2018	2017
Account X	54%	29%
Account Y	34%	38%

NOTE 15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31 [1]
2018
Revenue, net	$15,292	$19,251	$21,472	$20,539
Gross profit	7,802	9,534	11,237	10,905
Income (loss) from operations	(1,294)	(2,450)	431	(1,507)
Income (loss) before income taxes	(322)	(2,581)	319	(1,589)
Net income (loss)	(598)	(2,613)	231	(1,641)
Net income (loss) per share:
Basic	(0.02)	(0.07)	0.01	(0.04)
Diluted	(0.02)	(0.07)	0.01	(0.04)
2017
Revenue, net	$22,710	$20,721	$18,758	$18,448
Gross profit	12,392	11,201	9,011	9,160
Income (loss) from operations	3,347	2,040	(4,378)	(3,042)
Income (loss) before income taxes	3,254	1,933	(4,906)	(3,961)
Net income (loss)	2,821	1,264	(4,706)	(3,552)
Net income (loss) per share:
Basic	0.10	0.04	(0.14)	(0.10)
Diluted	0.09	0.04	(0.14)	(0.10)

1 The three months ended December 31, 2018 includes $424 in restructuring expenses. The three months ended December 31, 2017 includes $949 for inventory step-up and backlog amortization, $621 for fair value adjustment on convertible debt conversion feature, and $439 in restructuring expenses.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2018, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
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
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
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
Opinion on Internal Control Over Financial Reporting
We have audited Pixelworks, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 13, 2019

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors - Director Nominees for Election" and "Information about our Executive Officers" in our Proxy Statement for our 2019 Annual Meeting of Shareholders (the "2019 Proxy Statement") to be filed within 120 days after December 31, 2018 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information is incorporated by reference from the Section called "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2019 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Accounting and Financial Officer). We have also adopted a Code of Ethics for Senior or Designated Financial Personnel (the "Code of Ethics for Senior or Designated Financial Personnel") that applies to our Chief Executive Officer (our Principal Executive Officer), our Chief Financial Officer (our Principal Accounting and Financial Officer) and other designated financial personnel. The Code of Business Conduct and Ethics and the Code of Ethics for Senior or Designated Financial Personnel are each available on our website free of charge at www.pixelworks.com. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics or Code of Ethics for Senior or Designated Financial Personnel by posting such information on our website at www.pixelworks.com or by filing a Current Report on Form 8-K.

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
Information required by Item 11 with respect to executive compensation will be included under the captions "Compensation Committee Report", "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information about our Equity Compensation Plans" in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Transactions" and "Information About Our Board of Directors" in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption "Information About Our Independent Registered Public Accounting Firm" in our 2019 Proxy Statement and is incorporated herein by reference.

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

10.1
Form of Indemnity Agreement between Pixelworks, Inc. and each of the members of the Board and Steven Moore, the Company’s Chief Financial Officer. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2018). +

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

10.9	Summary of Pixelworks 2019 Non-Employee Director Compensation. +

10.10	Summary of Pixelworks 2018 Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form10-Q filed on May 10, 2018). +

10.11
2012 Executive Employment Agreement dated and effective November 2, 2012, by and between Bruce Walicek and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2012).+

10.12	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009). +

10.13	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007). +

10.14
Change of Control Severance Agreement dated May 11, 2009 and effective April 1, 2009, by and between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 10, 2010). +

10.15
Amendment to the Amended and restated Change of Control Severance Agreement by and between Pixelworks, Inc. and Steven Moore (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2012). +

10.16
Amendment to the Amended and restated Change of Control Severance Agreement by and between Pixelworks, Inc. and Steven Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014). +

10.17	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.18	Separation and Consulting Agreement with Bruce Walicek dated February 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2016). +

10.19
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

10.23
Second Amendment to Office Lease Agreement, dated July 25, 2018, by and between Hudson Concourse, LLC, and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

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

10.32
Amendment No. 6 dated December 21, 2017, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2017).

10.33
Amendment No. 7 dated December 18, 2018, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 20, 2018).

10.34	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 14, 2018).

23	Consent of KPMG LLP.

24.1	Power of Attorney (see page 85 of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensation arrangement.

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

PIXELWORKS, INC.

Dated:	March 13, 2019	By:	/s/ Todd A. DeBonis
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

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer
Todd A. DeBonis	(Principal Executive Officer)	March 13, 2019

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
Steven L. Moore		March 13, 2019

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 13, 2019

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 13, 2019

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 13, 2019

/s/ David J. Tupman	Director
David J. Tupman		March 13, 2019