Form 10-Q
period 2019-03-31
PIXELWORKS, INC
filed 2019-05-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30269
 ____________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

OREGON	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

226 Airport Parkway, Suite 595 San Jose, California	95110
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PXLW	The Nasdaq Global Market
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,543,369 as of May 3, 2019

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,346	$17,944
Short-term marketable securities	6,566	6,069
Accounts receivable, net	5,853	6,982
Inventories	3,018	2,954
Prepaid expenses and other current assets	2,828	1,494
Total current assets	35,611	35,443
Property and equipment, net	5,409	6,151
Operating lease right of use assets	5,658	—
Other assets, net	1,700	1,132
Acquired intangible assets, net	3,826	4,208
Goodwill	18,407	18,407
Total assets	$70,611	$65,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,647	$2,116
Accrued liabilities and current portion of long-term liabilities	13,780	14,823
Current portion of income taxes payable	440	263
Total current liabilities	16,867	17,202
Long-term liabilities, net of current portion	700	1,017
Operating lease liabilities, net of current portion	3,900	—
Income taxes payable, net of current portion	2,342	2,299
Total liabilities	23,809	20,518
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock	—	—
Common stock	430,907	428,903
Accumulated other comprehensive income	19	15
Accumulated deficit	(384,124)	(384,095)
Total shareholders’ equity	46,802	44,823
Total liabilities and shareholders’ equity	$70,611	$65,341
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue, net	$16,648	$15,292
Cost of revenue (1)	8,176	7,490
Gross profit	8,472	7,802
Operating expenses:
Research and development (2)	6,472	4,463
Selling, general and administrative (3)	5,460	4,614
Restructuring	—	19
Total operating expenses	11,932	9,096
Loss from operations	(3,460)	(1,294)
Gain on sale of patents	3,905	—
Interest income (expense) and other, net (4)	(66)	972
Total other income, net	3,839	972
Income (loss) before income taxes	379	(322)
Provision for income taxes	408	276
Net loss	$(29)	$(598)
Net loss per share - basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding - basic and diluted	37,247	35,183

(1) Includes:
Amortization of acquired intangible assets	298	298
Stock-based compensation	95	66
Inventory step-up and backlog amortization	12	122
(2) Includes stock-based compensation	661	595
(3) Includes:
Stock-based compensation	933	539
Amortization of acquired intangible assets	84	101
(4) Includes:
Gain on debt extinguishment	—	(1,272)
Discount accretion on convertible debt fair value	—	69
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(29)	$(598)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	4	—
Total comprehensive loss	$(25)	$(598)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(29)	$(598)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patents	(3,905)	—
Stock-based compensation	1,689	1,200
Depreciation and amortization	913	826
Amortization of acquired intangible assets	382	399
Reversal of uncertain tax positions	(31)	—
Accretion on short-term marketable securities	(24)	—
Inventory step-up and backlog amortization	12	122
Gain on debt extinguishment	—	(1,272)
Discount accretion on convertible debt fair value	—	69
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,129	189
Inventories	(76)	135
Prepaid expenses and other current and long-term assets, net	(666)	(2,378)
Accounts payable	519	725
Accrued current and long-term liabilities	(2,198)	(3,828)
Income taxes payable	251	(19)
Net cash used in operating activities	(2,034)	(4,430)
Cash flows from investing activities:
Proceeds from sale of patents	4,250	—
Purchases of short-term marketable securities	(3,417)	—
Proceeds from maturities of short-term marketable securities	2,950	—
Purchases of property and equipment	(1,655)	(150)
Purchases of licensed technology	(521)	—
Payment associated with sale of patents	(345)	—
Net cash provided by (used in) investing activities	1,262	(150)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	315	233
Payments on asset financings	(141)	(345)
Payments on convertible debt	—	(2,220)
Net cash provided by (used in) financing activities	174	(2,332)
Net decrease in cash and cash equivalents	(598)	(6,912)
Cash and cash equivalents, beginning of period	17,944	27,523
Cash and cash equivalents, end of period	$17,346	$20,611

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$192	$294
Cash paid during the period for interest	29	256
Non-cash investing and financing activities:
Value of debt converted into shares	$—	$2,644
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2019	Shares	Amount
Balance as of December 31, 2018	36,937,458	$428,903	$15	$(384,095)	$44,823
Stock issued under employee equity incentive plans	605,911	315	—	—	315
Stock-based compensation expense	—	1,689	—	—	1,689
Unrealized gain on available for sale securities	—	—	4	—	4
Net loss	—	—	—	(29)	(29)
Balance as of March 31, 2019	37,543,369	$430,907	$19	$(384,124)	$46,802

2018
Balance as of December 31, 2017	34,651,087	$418,891	$20	$(379,474)	$39,437
Stock issued under employee equity incentive plans	495,686	233	—	—	233
Stock-based compensation expense	—	1,200	—	—	1,200
Debt conversion	435,353	2,644	—	—	2,644
Net loss	—	—	—	(598)	(598)
Balance as of March 31, 2018	35,582,126	$422,968	$20	$(380,072)	$42,916
See accompanying notes to consolidated financial statements.

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
As of March 31, 2019, we had an intellectual property portfolio of 353 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2019 and 2018 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2018 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2019, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2019.
Recent Accounting Pronouncements
In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606 ("ASU 2018-18"). ASU 2018-18 requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counter-party is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods in those fiscal years. We are currently assessing the impact of this update on our financial position, results of operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application under the modified retrospective approach. Under the effective date method, financial information and disclosures prior to January 1, 2019 are not required to be restated.
We elected the “practical expedient package,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.
The adoption of this standard had a material effect on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of operations or cash flows. The most significant impact relates to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating leases; and (2) providing significant new disclosures about our leasing activities.
Upon adoption, we recognized operating lease liabilities of $6,847 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We also recognized ROU assets of $6,224 which represents the operating lease liability adjusted for accrued rent and cease-use liabilities.
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

Accounts receivable consists of the following:

	March 31, 2019	December 31, 2018
Accounts receivable, gross	$5,891	$7,003
Less: allowance for doubtful accounts	(38)	(21)
Accounts receivable, net	$5,853	$6,982

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of period	$21	$47
Additions charged (reductions credited)	17	(2)
Balance at end of period	$38	$45

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2019	December 31, 2018
Finished goods	$1,578	$1,577
Work-in-process	1,440	1,377
Inventories	$3,018	$2,954

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2019	December 31, 2018
Gross carrying amount	$23,019	$22,882
Less: accumulated depreciation and amortization	(17,610)	(16,731)
Property and equipment, net	$5,409	$6,151

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS ("the Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	March 31, 2019	December 31, 2018
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(2,904)	(2,522)
Acquired intangible assets, net	$3,826	$4,208

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.

Amortization expense for intangible assets was $382 and $399 for the three months ended March 31, 2019 and 2018, respectively, $298 was included in cost of revenue for both the three month periods ended March 31, 2019 and 2018 and $84 and $101 were included in selling, general and administrative for the three months ended March 31, 2019 and 2018, respectively, in the condensed consolidated statements of operations. As of March 31, 2019, future estimated amortization expense is as follows:

Nine months ending December 31:
2019	$1,123
Years ending December 31:
2020	1,496
2021	1,117
2022	90
$3,826
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the three months ended March 31, 2019.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended March 31, 2019. We perform our annual impairment assessment for goodwill on November 30 of each year.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued interest payable	$3,205	$3,079
Accrued payroll and related liabilities	2,809	4,428
Accrued royalties	2,757	2,791
Operating lease liabilities, current	2,213	—
Current portion of accrued liabilities for asset financings	607	748
Deferred revenue	186	96
Liability for warranty returns	13	13
Accrued costs related to restructuring	—	200
Other	1,990	3,468
Accrued liabilities and current portion of long-term liabilities	$13,780	$14,823
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

The changes in deferred revenue and the liability for warranty returns are as follows:

	Three Months Ended
	March 31,
	2019	2018
Deferred revenue:
Balance at beginning of period	$96	$418
Revenue deferred	275	270
Revenue recognized	(185)	(346)
Balance at end of period	$186	$342
Liability for warranty returns:
Balance at beginning of period	$13	$17
Charge-offs	—	(4)
Provision	—	2
Balance at end of period	$13	$15

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2019, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of March 31, 2019 and December 31, 2018, we had no outstanding borrowings under the Revolving Line.

NOTE 3: CONVERTIBLE DEBT
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
For the three months ended March 31, 2018, interest expense consisted of $66 related to the contractual rate of interest and $69 related to accretion of the discount. During the three months ended March 31, 2018, we recorded net foreign currency losses of approximately $(15) in other expense. Because the convertible debt was redeemed or paid in full as of March 31, 2018, there were no further expenses related to the convertible debt after that date.

NOTE 4: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of March 31, 2019 and December 31, 2018, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of March 31, 2019:
Corporate debt securities	$2,740	$3	$2,743
Commercial paper	1,983	—	1,983
U.S. government treasury bills	1,839	1	1,840
	$6,562	$4	$6,566

As of December 31, 2018:
Corporate debt securities	$3,238	$(2)	$3,236
Commercial paper	992	—	992
U.S. government treasury bills	1,841	—	1,841
	$6,071	$(2)	$6,069

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
As of March 31, 2019:
Assets:
Cash equivalents:
Money market funds	$9,038	$—	$—	$9,038
Short-term marketable securities:
U.S. government treasury bills	1,840	—	—	1,840
Corporate debt securities	—	2,743	—	2,743
Commercial paper	—	1,983	—	1,983

As of December 31, 2018:
Assets:
Cash equivalents:
Money market funds	$13,388	$—	$—	$13,388
Commercial paper	—	250	—	250
Corporate debt securities	—	249	—	249
Short-term marketable securities:
U.S. government treasury bills	1,841	—	—	1,841
Corporate debt securities	—	3,236	—	3,236
Commercial paper	—	992	—	992
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
Total restructuring expense included in our statement of operations for the three month periods ended March 31, 2019 and 2018 is comprised of the following:

	Three Months Ended
	March 31,
	2019	2018
Operating expenses — restructuring:
Employee severance and benefits	$—	$19
Total restructuring expense	$—	$19

During the three months ended March 31, 2019, we did not incur any restructuring expenses. During the three months ended March 31, 2018, we recorded $19 in restructuring expense related to the September 2017 restructuring plan.

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2019:

	Balance as of December 31, 2018	Adjustment	Balance as of March 31, 2019
Facility closure and consolidations	$360	$(360)	$—
Accrued costs related to restructuring	$360	$(360)	$—
The adjustment to accrued costs related to restructuring was due to adjusting the ROU asset associated with cease-use liabilities upon the adoption of ASC 842 and did not result in any adjustment to restructuring expense.

NOTE 6: RESEARCH AND DEVELOPMENT
During the first quarter of 2017, we entered into a best efforts co-development agreement (the "Co-Development Agreement") with a customer to defray a portion of the research and development expenses that would be incurred in connection with our development of an integrated circuit product to be sold exclusively to the customer. Under the Co-Development Agreement, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the Co-development Agreement, $4,000 was payable by the customer within 60 days of the date of the agreement and two additional payments of $2,000 were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $4,000 related to the Co-development Agreement during each of 2018 and 2017. All milestones under the Co-development Agreement were completed as of December 31, 2018.

NOTE 7: LEASES
On January 1, 2019, we adopted the new requirements of ASC 842, under the modified retrospective approach, using the effective date method. Under the effective date method, financial information and disclosures prior to January 1, 2019 are not required to be restated.
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating lease ROU assets also exclude lease incentives received. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 6 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

Three Months Ended
March 31, 2019
Operating lease cost:	629
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	674
Weighted average remaining lease term (in years):	3.71
Weighted average discount rate:	5.75%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Operating Lease Payments
Nine months ending December 31, 2019	$1,847
Years ending December 31:
2020	1,878
2021	1,215
2022	756
2023	624
Thereafter	513
Total operating lease payments	6,833
Less imputed interest	(720)
Total operating lease liabilities	$6,113

As of March 31, 2019, the Company had no operating lease liabilities that had not commenced.

As required, the following disclosure is provided for periods prior to adoption of ASC 842. Minimum lease commitments as of December 31, 2018 that had initial or remaining lease terms in excess of one year were as follows:

Operating Leases
2019	1,856
2020	1,039
2021	708
2022	539
2023	492
2024	378

NOTE 8: REVENUE
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
License Revenue - On occasion, we derive revenue from the license of our internally developed intellectual property ("IP"). IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Fees under these agreements generally include license fees relating to our IP and support service fees, resulting in two performance obligations. We evaluate each performance obligation, which generally results in the transfer of control at a point in time for the license fee and over time for support services.
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

The following table provides information about disaggregated revenue based on the preceding categories for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
IC sales	$15,074	$14,556
Engineering services, license and other	1,574	736
Total revenues	$16,648	$15,292
For segment information, including revenue by geographic region, see "Note 12: Segment Information".
Our contract balances include accounts receivable, deferred revenue and our liability for warranty returns. For information concerning these contract balances, see "Note 2: Balance Sheet Components".
Payment terms and conditions for goods and services provided vary by contract; however, payment is generally required within 30 to 60 days of invoicing.
We have not identified any material costs incurred associated with obtaining a contract with a customer which would meet the criteria to be capitalized, therefore, these costs are expensed as incurred.
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $360, which we expect to recognize ratably over three years.

NOTE 9: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended
	March 31,
	2019	2018
Interest expense	$(166)	$(288)
Interest income	100	57
Gain on debt extinguishment	—	1,272
Discount accretion on convertible debt fair value	—	(69)
Total interest income (expense) and other, net	$(66)	$972

NOTE 10: INCOME TAXES
The provision for income taxes during the 2019 and 2018 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $31 and $0 during the first three months of 2019 and 2018, respectively.
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

As of March 31, 2019 and December 31, 2018, the amount of our uncertain tax positions was a liability of $1,669 and $1,661, respectively, as well as a contra deferred tax asset of $1,039 and $925, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $110 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(29)	$(598)
Weighted average shares outstanding - basic and diluted	37,247	35,183
Net loss per share - basic and diluted	$(0.00)	$(0.02)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Employee equity incentive plans	3,265	3,423
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 12: SEGMENT INFORMATION
We function as a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2019	2018
Japan	$13,461	$13,344
China	1,862	927
United States	714	590
Taiwan	518	170
Korea	60	211
Europe	33	50
	$16,648	$15,292

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2019	2018
Distributors:
All distributors	27%	37%
Distributor A	22%	22%
End customers: [1]
Top five end customers	82%	80%
End customer A	56%	53%
End customer B	16%	7%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2019	December 31, 2018
Account X	52%	34%
Account Y	23%	54%

NOTE 13: RISKS AND UNCERTAINTIES
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

NOTE 14: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2019, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of March 31, 2019, $467 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $541 is included in long-term liabilities, net of current portion in our consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks and off balance sheet arrangements; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," “we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of March 31, 2019, we had an intellectual property portfolio of 353 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Revenue, net	$16,648	$15,292	$1,356	9%

Net revenue increased $1.4 million, or 9%, in the first quarter of 2019 compared to the first quarter of 2018. Revenue recorded in the first quarter of 2019 consisted of $15.1 million in revenue from the sale of integrated circuit ("IC") products and $1.6 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first quarter of 2018 consisted of $14.6 million in revenue from the sale of IC products and $0.7 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue in the first quarter of 2019 compared to the first quarter of 2018 is primarily due to increased unit sales into the video delivery market. The increase in revenue related to engineering services, license revenue and other is primarily due to the recognition of license revenue during the first quarter of 2019.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	% of revenue	2018	% of revenue
Direct product costs and related overhead [1]	$7,794	47%	$7,016	46%
Amortization of acquired intangible assets	298	2	298	2
Stock-based compensation	95	1	66	0
Inventory step-up and backlog amortization	12	0	122	1
Inventory charges [2]	(23)	0	(12)	0
Total cost of revenue	$8,176	49%	$7,490	49%
Gross profit	$8,472	51%	$7,802	51%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 51% in the first quarter of 2019 and in the first quarter of 2018. Direct product costs and related overhead was 47% of revenue in the first quarter of 2019, compared to 46% of revenue in the first quarter of 2018. The increase in direct product costs and related overhead as a percent of revenue was primarily due a less favorable product mix of sales into the digital projector market partially offset by a decrease in direct product costs and related overhead as a percent of revenue primarily due to the high margin license revenue recorded in the first quarter of 2019.
The backlog asset generated as a result of the Acquisition was fully amortized as of September 30, 2018 and the inventory step up asset that was generated as a result of the Acquisition was fully recognized as of March 31, 2019.
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

Co-development agreement
During the first quarter of 2017, we entered into a best efforts co-development agreement (the "Co-Development Agreement") with a customer to defray a portion of the research and development expenses that would be incurred in connection with our development of an integrated circuit product to be sold exclusively to the customer. Under the Co-Development Agreement, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the Co-development Agreement, $4.0 million was payable by the customer within 60 days of the date of the agreement and two additional payments of $2.0 million were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $4.0 million related to the Co-development Agreement during each of 2018 and 2017. All milestones under the Co-development Agreement were completed as of December 31, 2018.
Research and development expense for the three month periods ended March 31, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Research and development	$6,472	$4,463	$2,009	45%
Research and development expense increased $2.0 million, or 45% in the first quarter of 2019 compared to the first quarter of 2018. The increase in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to a benefit recognized in the first quarter of 2018 related to the Co-development Agreement. There was no benefit related to the Co-development Agreement recognized in the first quarter of 2019.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three month periods ended March 31, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
Selling, general and administrative	$5,460	$4,614	$846	18%
Selling, general and administrative expense increased $0.8 million, or 18% in the first quarter of 2019 compared to the first quarter of 2018. The increase in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in stock based compensation expense due to the timing of awards granted as well as an increase in compensation expense due to annual merit salary increases.

Restructurings
In September 2017, in connection with the Acquisition, we executed a restructuring plan ("the 2017 Plan") to secure significant synergies between ViXS and Pixelworks. The 2017 Plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
Restructuring expense for the three month periods ended March 31, 2019 and 2018, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018
Employee severance and benefits	$—	$19
Total restructuring expense	$—	$19

Included in operating expenses	$—	$19
During the first quarter of 2019, we did not incur any restructuring expenses. We incurred negligible expenses in the first quarter of 2018 related to the 2017 Plan. The 2017 Plan was completed in the first quarter of 2018 and we did not incur any further restructuring charges related to the 2017 Plan after the first quarter of 2018.
Provision for income taxes
The provision for income taxes during the 2019 and 2018 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first three months of 2019 and no benefit for the reversal of previously recorded foreign tax contingencies during the first three months of 2018.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents decreased $0.6 million to $17.3 million at March 31, 2019 from $17.9 million at December 31, 2018. Short-term marketable securities increased $0.5 million to $6.6 million at March 31, 2019 from $6.1 million at December 31, 2018. The net decrease in cash, cash equivalents and short-term marketable securities of $0.1 million during the first three months of 2019 was the result of $2.2 million used for purchases of property and equipment and licensed technology, $2.0 million used in operating activities and $0.1 million used in payments on other asset financings. These decreases were partially offset by $3.9 million in net proceeds from the sale of patents and $0.3 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of March 31, 2019, our cash, cash equivalents and short-term marketable securities balance consisted of $9.0 million in cash equivalents held in U.S. dollar denominated money market funds, $8.4 million in cash, $2.7 million in corporate debt securities, $2.0 million in commercial paper and $1.8 million in U.S. government treasury bills. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $5.9 million as of March 31, 2019 from $7.0 million as of December 31, 2018. The decrease in accounts receivable was primarily due to a decrease in revenue from the fourth quarter of 2018 to the first quarter of 2019. The average number of days sales outstanding increased to 32 days as of March 31, 2019 from 31 days as of December 31, 2018.
Inventories
Inventories were $3.0 million as of March 31, 2019 and December 31, 2018. Inventory turnover decreased to 10.1 as of March 31, 2019 from 12.3 as of December 31, 2018 primarily due to lower cost of goods sold during the first quarter of 2019 compared to the fourth quarter of 2018. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2019, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of March 31, 2019 and December 31, 2018, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of March 31, 2019, our cash and cash equivalents balance of $17.3 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.

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
Contractual Payment Obligations
A summary of our contractual obligations as of March 31, 2019 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Estimated purchase commitments to contract manufacturers	$7,107	$7,107	$—	$—	$—
Operating leases	6,833	2,511	2,728	1,240	354
Other purchase obligations and commitments	1,310	262	524	524	—
Payments on accrued balances related to asset financings	832	659	173	—	—
Total [1]	$16,082	$10,539	$3,425	$1,764	$354

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
Item 3.         Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

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
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
In September 2017, we executed a restructuring plan to streamline operations and product offerings, and to align expenses with revenue levels. Additionally, in April 2018, we executed a restructuring plan to make the operation of the Company more efficient. While these restructuring plans were both complete as of December 31, 2018, we may not be able to implement future restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 22%, 34% and 27% of revenue for the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 82%, 82% and 79% of revenue for the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019 and December 31, 2018, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
We generally do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.
Substantially all of our sales to date have been made on a purchase order basis. We generally do not have long-term commitments with our customers. As a result, our customers may cancel, change or delay product purchase commitments with little or no notice to us and without penalty. This, in turn, could cause our revenue to decline and materially and adversely affect our results of operations.

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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 96%, 98% and 98% of revenue for the three month period ended March 31, 2019, and the years ended December 31, 2018 and 2017. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in China or Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls. In May 2014, the FASB issued Accounting Standards Codification 606, Revenue from Contracts with Customers, which we have implemented beginning January 1, 2018. The adoption of this new standard did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2018, however we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. ASU 2016-02 became effective for us on January 1, 2019. Upon adoption, we recognized additional operating lease liabilities of $6,847 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We recognized ROU assets of $6,224 which represents the operating lease liability adjusted for accrued rent and impairment of ROU assets.

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
Selling to distributors and OEMs that build display devices based on specifications provided by branded suppliers, also referred to as integrators, reduces our ability to forecast sales accurately and increases the complexity of our business. Our sales are generally made on the basis of customer purchase orders rather than long-term purchase commitments. Our distributors, integrators and customers may cancel or defer purchase orders at any time but we must order wafer inventory from our contract manufacturers three to four months in advance.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2019, we held 353 patents and had 28 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1	Third Amendment to Lease, dated January 30, 2019, by and between Kalberer Company and Pixelworks, Inc.

10.2
Amended and Restated Change of Control and Severance Agreement by and between Pixelworks, Inc. and Todd A. Debonis, dated April 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).

10.3
Executive Compensation Recovery Policy, adopted April 11, 2019 by the Pixelworks, Inc. Board of Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).

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

PIXELWORKS, INC.

Dated:	May 10, 2019	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)