Form 10-K/A
period 2018-12-31
PIXELWORKS, INC
filed 2019-08-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K/A
(Amendment No. 1)
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30269
________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)
________________________________

Oregon	91-1761992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

226 Airport Parkway, Suite 595, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)
408-200-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	PXLW	The Nasdaq Global Market
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
Number of shares of common stock of the registrant outstanding as of March 8, 2019: 37,535,119
Documents Incorporated by Reference
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Explanatory Note

Pixelworks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on March 13, 2019 (the “Original Filing”) to amend and restate in its entirety Item 9A of Part II, “Controls and Procedures,” related to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting, (2) KPMG LLP’s related opinion on management’s assessment of our internal control over financial reporting and (3) KPMG LLP's opinion on the consolidated financial statements solely to include reference to KPMG LLP's updated report on internal control over financial reporting. We are also filing an updated Consent of Independent Registered Public Accounting Firms and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), currently dated certifications by our Chief Executive Officer and Chief Financial Officer.

As described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events other than as stated herein. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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
Subsequent to this evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the identification of a material weakness in our internal control over financial reporting in the second quarter of 2019 as described below.
Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, beginning with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, will reflect the reversal of an aged liability as the statute of limitation expires. This will include the correction of the immaterial error in our interim 2018 financial statements in our Quarterly Reports on Form 10-Q for the second and third quarter and year-to-date 2019 interim periods by correcting our prior-period 2018 interim financial statements for comparative purposes. The correction of the immaterial error will also be reflected in our 2017 and 2018 consolidated financial statements to be included in our 2019 Annual Report on Form 10-K. The Company evaluated the materiality of the error, both quantitatively and qualitatively, and concluded that it was not material to the financial statements of any period presented. Additionally, the immaterial error correction resulted in no impact on the Company’s cash balances at any point in time.
In the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018, and March 31, 2019, our CEO and CFO had concluded that the Company’s disclosure controls and procedures were effective for such quarterly periods.  In light of the material weakness in our internal control over financial reporting that existed at the end of such quarterly periods, our CEO and CFO re-evaluated the conclusions regarding the Company’s disclosure controls and procedures for the quarterly periods ended March 31, 2018, June 30, 2018, September 30, 2018, and March 31, 2019 and concluded that the Company’s disclosure controls and procedures were also not effective as of such dates because of the material weakness in our internal control over financial reporting described below that existed at that time.
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

Under the supervision and with the participation of our management, including our CEO and CFO, under the oversight of our Board of Directors, subsequent to the Original Filing, we re-evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework).
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.
As a result of this evaluation, the Company determined that a material weakness existed in the Company’s internal control over financial reporting, in that the Company did not have a control to review the appropriateness of an accrual based on applicable statutes of limitation due to ineffective risk assessment of the continued existence of the liability.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.
While the control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for any periods through and including the fiscal year ended December 31, 2018, it did represent a material weakness as of December 31, 2018.
The effectiveness of internal control over financial reporting has also been audited by KPMG LLP, an independent registered public accounting firm, who has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in their report that is included herein.
Remediation Plan
We have identified and begun to implement a plan designed to remediate the material weakness described in this Item 9A and to enhance our overall control environment. We intend to complete the remediation process by the end of the third fiscal quarter of 2019, and we will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant aged liabilities with internal legal counsel for appropriate application of any statute of limitation.
Changes in Internal Control Over Financial Reporting
Other than the material weakness as described in this Item 9A., there were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Pixelworks, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Pixelworks, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over the appropriateness of an accrual, as to which the date is August 9, 2019, expressed an unqualified opinion on those consolidated financial statements.
In our report dated March 13, 2019, we expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting, and our present opinion on the effectiveness of the Company's internal control over financial reporting as of August 9, 2019, as presented herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company not having a control to review the appropriateness of an accrual based on applicable statutes of limitation due to ineffective risk assessment of the continued existence of the liability has been identified and included in management’s assessment: The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
/s/ KPMG LLP
Portland, Oregon
March 13, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over the appropriateness of an accrual, as to which the date is August 9, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Pixelworks, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over the appropriateness of an accrual, as to which the date is August 9, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Portland, Oregon
March 13, 2019, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective controls over the appropriateness of an accrual, as to which the date is August 9, 2019

Item 15.	Exhibits

Exhibit Number	Description

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

PIXELWORKS, INC.

Dated:	August 9, 2019	By:	/s/ Todd A. DeBonis
Todd A. DeBonis
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer
Todd A. DeBonis	(Principal Executive Officer)	August 9, 2019

/s/ Steven L. Moore	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)
Steven L. Moore		August 9, 2019

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		August 9, 2019

/s/ Amy Bunszel	Director
Amy Bunszel		August 9, 2019

/s/ C. Scott Gibson	Director
C. Scott Gibson		August 9, 2019

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		August 9, 2019

/s/ David J. Tupman	Director
David J. Tupman		August 9, 2019