Form 10-Q
period 2019-06-30
PIXELWORKS, INC
filed 2019-08-12
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30269
 ____________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

Oregon			91-1761992
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

226 Airport Parkway, Suite 595
San Jose	,	California	95110
(Address of principal executive offices)			(Zip Code)
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,931,783 as of August 2, 2019

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,746	$17,944
Short-term marketable securities	6,575	6,069
Accounts receivable, net	7,353	6,982
Inventories	2,842	2,954
Prepaid expenses and other current assets	2,303	1,494
Total current assets	35,819	35,443
Property and equipment, net	4,817	6,151
Operating lease right of use assets	5,173	—
Other assets, net	1,606	1,132
Acquired intangible assets, net	3,452	4,208
Goodwill	18,407	18,407
Total assets	$69,274	$65,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,183	$2,116
Accrued liabilities and current portion of long-term liabilities	9,158	10,256
Current portion of income taxes payable	578	263
Total current liabilities	11,919	12,635
Long-term liabilities, net of current portion	674	1,017
Operating lease liabilities, net of current portion	3,595	—
Income taxes payable, net of current portion	2,335	2,299
Total liabilities	18,523	15,951
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock	—	—
Common stock	432,572	428,903
Accumulated other comprehensive income	22	15
Accumulated deficit	(381,843)	(379,528)
Total shareholders’ equity	50,751	49,390
Total liabilities and shareholders’ equity	$69,274	$65,341
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue, net	$18,027	$19,251	$34,675	$34,543
Cost of revenue (1)	8,651	9,717	16,827	17,207
Gross profit	9,376	9,534	17,848	17,336
Operating expenses:
Research and development (2)	6,364	6,423	12,836	10,886
Selling, general and administrative (3)	4,935	4,959	10,395	9,573
Restructuring	398	602	398	621
Total operating expenses	11,697	11,984	23,629	21,080
Loss from operations	(2,321)	(2,450)	(5,781)	(3,744)
Gain on sale of patents	—	—	3,905	—
Interest income and other, net (4)	104	40	200	1,177
Total other income, net	104	40	4,105	1,177
Loss before income taxes	(2,217)	(2,410)	(1,676)	(2,567)
Provision for income taxes	231	32	639	308
Net loss	$(2,448)	$(2,442)	$(2,315)	$(2,875)
Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.06)	$(0.08)
Weighted average shares outstanding - basic and diluted	37,688	35,704	37,469	35,445

(1) Includes:
Amortization of acquired intangible assets	298	298	596	596
Stock-based compensation	83	78	178	144
Inventory step-up and backlog amortization	—	239	12	361
(2) Includes stock-based compensation	703	627	1,364	1,222
(3) Includes:
Stock-based compensation	879	682	1,812	1,221
Amortization of acquired intangible assets	76	101	160	202
(4) Includes:
Gain on debt extinguishment	—	—	—	(1,272)
Discount accretion on convertible debt fair value	—	—	—	69
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,448)	$(2,442)	$(2,315)	$(2,875)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	3	(2)	7	(2)
Total comprehensive loss	$(2,445)	$(2,444)	$(2,308)	$(2,877)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,315)	$(2,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patents	(3,905)	—
Stock-based compensation	3,354	2,587
Depreciation and amortization	1,800	1,749
Amortization of acquired intangible assets	756	798
Accretion on short-term marketable securities	(52)	(2)
Reversal of uncertain tax positions	(31)	(19)
Inventory step-up and backlog amortization	12	361
Deferred income tax benefit	—	(63)
Gain on debt extinguishment	—	(1,272)
Discount accretion on convertible debt fair value	—	69
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(371)	(1,949)
Inventories	100	(405)
Prepaid expenses and other current and long-term assets, net	207	(703)
Accounts payable	37	1,492
Accrued current and long-term liabilities	(2,230)	(3,174)
Income taxes payable	382	(12)
Net cash used in operating activities	(2,256)	(3,418)
Cash flows from investing activities:
Purchases of short-term marketable securities	(6,045)	(2,725)
Proceeds from maturities of short-term marketable securities	5,600	—
Proceeds from sale of patents	4,250	—
Purchases of property and equipment	(1,859)	(1,326)
Purchases of licensed technology	(521)	—
Payment associated with sale of patents	(345)	—
Net cash provided by (used in) investing activities	1,080	(4,051)
Cash flows from financing activities:
Payments on asset financings	(337)	(636)
Proceeds from issuance of common stock under employee equity incentive plans	315	245
Payments on convertible debt	—	(2,220)
Net cash used in financing activities	(22)	(2,611)
Net decrease in cash and cash equivalents	(1,198)	(10,080)
Cash and cash equivalents, beginning of period	17,944	27,523
Cash and cash equivalents, end of period	$16,746	$17,443

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$291	$383
Cash paid during the period for interest	66	307
Non-cash investing and financing activities:
Value of debt converted into shares	$—	$2,644
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2019	Shares	Amount
Balance as of December 31, 2018	36,937,458	$428,903	$15	$(379,528)	$49,390
Stock issued under employee equity incentive plans	605,911	315	—	—	315
Stock-based compensation expense	—	1,689	—	—	1,689
Unrealized gain on available for sale securities	—	—	4	—	4
Net income	—	—	—	133	133
Balance as of March 31, 2019	37,543,369	$430,907	$19	$(379,395)	$51,531
Stock issued under employee equity incentive plans	290,422	—	—	—	—
Stock-based compensation expense	—	1,665	—	—	1,665
Unrealized gain on available for sale securities	—	—	3	—	3
Net loss	—	—	—	(2,448)	(2,448)
Balance as of June 30, 2019	37,833,791	$432,572	$22	$(381,843)	$50,751

2018
Balance as of December 31, 2017	34,651,087	$418,891	$20	$(375,615)	$43,296
Stock issued under employee equity incentive plans	495,686	233	—	—	233
Stock-based compensation expense	—	1,200	—	—	1,200
Debt conversion	435,353	2,644	—	—	2,644
Net loss	—	—	—	(433)	(433)
Balance as of March 31, 2018	35,582,126	$422,968	$20	$(376,048)	$46,940
Stock issued under employee equity incentive plans	240,589	12	—	—	12
Stock-based compensation expense	—	1,387	—	—	1,387
Unrealized loss on available for sale securities	—	—	(2)	—	(2)
Net loss	—	—	—	(2,442)	(2,442)
Balance as of June 30, 2018	35,822,715	$424,367	$18	$(378,490)	$45,895
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
As of June 30, 2019, we had an intellectual property portfolio of 349 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada (“ViXS”).
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2019 and 2018 is prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, except as discussed below, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2018 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2019 and as amended on August 9, 2019, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2019.

Immaterial Error Correction
During the second quarter of 2019, the Company determined that the statute of limitations had previously expired related to a portion of a liability that had been accrued in prior periods. Management evaluated the materiality of the error, both quantitatively and qualitatively, and concluded that it was not material to the financial statements of any period presented. The Company has revised beginning retained earnings and corrected the error in the accompanying prior period financial information in these condensed consolidated financial statements.
The following table sets forth the effect this immaterial error correction had on the Company’s unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2018:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Previously Reported	Correction	Revised	Previously Reported	Correction	Revised
Interest income (expense) and other, net	$(131)	$171	$40	$841	$336	$1,177
Total other income (expense), net	(131)	171	40	841	336	1,177
Income (loss) before income taxes	(2,581)	171	(2,410)	(2,903)	336	(2,567)
Net loss	(2,613)	171	(2,442)	(3,211)	336	(2,875)
Net loss per share - basic and diluted	$(0.07)	$—	$(0.07)	$(0.09)	$0.01	$(0.08)

The following table sets forth the effect this immaterial error correction had on the Company's unaudited condensed consolidated balance sheet as of December 31, 2018:

	December 31, 2018
	Previously Reported	Correction	Revised
Accrued liabilities and current portion of long-term liabilities	$14,823	$(4,567)	$10,256
Total current liabilities	17,202	(4,567)	12,635
Total liabilities	20,518	(4,567)	15,951
Accumulated deficit	(384,095)	4,567	(379,528)
Total shareholders’ equity	44,823	4,567	49,390

The following table sets forth the effect this immaterial error correction had on the Company's unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2018:

	Six Months Ended June 30, 2018
	Previously Reported	Correction	Revised
Operating activities:
Net loss	(3,211)	336	(2,875)
Change in accrued current and long-term liabilities	(2,838)	(336)	(3,174)
Net cash used in operating activities	(3,418)	—	(3,418)

Recent Accounting Pronouncements
In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606 ("ASU 2018-18"). ASU 2018-18 requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counter-party is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods in those fiscal years. We are currently assessing the impact of this update on our financial position, results of operations and cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
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
The adoption of this standard had the effect of increasing the assets and liabilities on our condensed consolidated balance sheet by $6,224 and $6,847, respectively, but did not have a material impact on our condensed consolidated statements of operations or cash flows. The most significant impact relates to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating leases; and (2) providing significant new disclosures about our leasing activities.
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

Accounts receivable consists of the following:

	June 30, 2019	December 31, 2018
Accounts receivable, gross	$7,398	$7,003
Less: allowance for doubtful accounts	(45)	(21)
Accounts receivable, net	$7,353	$6,982

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2019	2018
Balance at beginning of period	$21	$47
Additions charged (reductions credited)	24	(25)
Balance at end of period	$45	$22

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Finished goods	$1,675	$1,577
Work-in-process	1,167	1,377
Inventories	$2,842	$2,954

Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
Gross carrying amount	$23,249	$22,882
Less: accumulated depreciation and amortization	(18,432)	(16,731)
Property and equipment, net	$4,817	$6,151

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS ("the Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	June 30, 2019	December 31, 2018
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(3,278)	(2,522)
Acquired intangible assets, net	$3,452	$4,208

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.

Amortization expense for intangible assets was $374 and $756 for the three and six months ended June 30, 2019, respectively, $298 and $596 were included in cost of revenue for the three and six month periods ended June 30, 2019, respectively, and $76 and $160 were included in selling, general and administrative for the three and six months ended June 30, 2019, respectively, in the condensed consolidated statements of operations. As of June 30, 2019, future estimated amortization expense is as follows:

Six months ending December 31:
2019	$749
Years ending December 31:
2020	1,496
2021	1,117
2022	90
$3,452

Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the three months ended June 30, 2019.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended June 30, 2019. We perform our annual impairment assessment for goodwill on November 30 of each year.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2019	December 31, 2018
Accrued payroll and related liabilities	$3,180	$4,428
Operating lease liabilities, current	2,037	—
Accrued royalties	779	900
Current portion of accrued liabilities for asset financings	411	748
Accrued interest payable	398	403
Accrued costs related to restructuring	224	200
Deferred revenue	156	96
Liability for warranty returns	9	13
Other	1,964	3,468
Accrued liabilities and current portion of long-term liabilities	$9,158	$10,256

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

The changes in deferred revenue and the liability for warranty returns are as follows:

	Six Months Ended
	June 30,
	2019	2018
Deferred revenue:
Balance at beginning of period	$96	$418
Revenue deferred	335	550
Revenue recognized	(275)	(713)
Balance at end of period	$156	$255
Liability for warranty returns:
Balance at beginning of period	$13	$17
Charge-offs	(2)	(4)
Provision	(2)	(1)
Balance at end of period	$9	$12

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2019, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of June 30, 2019 and December 31, 2018, we had no outstanding borrowings under the Revolving Line.

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
For the three months ended March 31, 2018, interest expense consisted of $66 related to the contractual rate of interest and $69 related to accretion of the discount. During the three months ended March 31, 2018, we recorded net foreign currency losses of approximately $15 in other expense. Because the convertible debt was redeemed or paid in full as of March 31, 2018, there were no further expenses related to the convertible debt after that date.

NOTE 4: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of June 30, 2019 and December 31, 2018, all of our marketable securities are classified as available-for-sale, have contractual maturities of one year or less and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of June 30, 2019:
Corporate debt securities	$2,493	$6	$2,499
Commercial paper	2,481	—	2,481
U.S. government treasury bills	1,594	1	1,595
	$6,568	$7	$6,575

As of December 31, 2018:
Corporate debt securities	$3,238	$(2)	$3,236
Commercial paper	992	—	992
U.S. government treasury bills	1,841	—	1,841
	$6,071	$(2)	$6,069

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
As of June 30, 2019:
Assets:
Cash equivalents:
Money market funds	$6,759	$—	$—	$6,759
Short-term marketable securities:
U.S. government treasury bills	1,595	—	—	1,595
Corporate debt securities	—	2,499	—	2,499
Commercial paper	—	2,481	—	2,481

As of December 31, 2018:
Assets:
Cash equivalents:
Money market funds	$13,388	$—	$—	$13,388
Commercial paper	—	250	—	250
Corporate debt securities	—	249	—	249
Short-term marketable securities:
U.S. government treasury bills	1,841	—	—	1,841
Corporate debt securities	—	3,236	—	3,236
Commercial paper	—	992	—	992

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

NOTE 5: RESTRUCTURINGS
In June 2019, we executed a restructuring plan to make the operation of the Company more efficient (the "2019 Plan"). The 2019 Plan included an approximately 2% reduction in workforce, primarily in the areas of sales and operations.
In April 2018, we executed a restructuring plan to make the operation of the Company more efficient (the "2018 Plan"). The 2018 Plan included an approximately 5% reduction in workforce, primarily in the areas of development, marketing and administration. The 2018 plan also included closing the Hong Kong office and reducing the size of the Toronto office.
In September 2017, in connection with the Acquisition, we executed a restructuring plan to secure significant synergies between ViXS and Pixelworks (the "2017 Plan"). The 2017 Plan included an approximately 15% reduction in workforce, primarily in the area of development, however, it also impacted administration and sales.
Total restructuring expense included in our statement of operations for the three and six month periods ended June 30, 2019 and 2018 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses — restructuring:
Employee severance and benefits	$398	$602	$398	$621
Total restructuring expense	$398	$602	$398	$621

During the three and six months ended June 30, 2019, we recorded $398 in restructuring expense related to the 2019 Plan. During the three months ended June 30, 2018, we recorded $602 in restructuring expense related to the 2018 Plan. During the six months ended June 30, 2018, we recorded $19 in restructuring expense related to the 2017 Plan and $602 related to the 2018 Plan.

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2019:

	Balance as of December 31, 2018	Adjustment	Expensed	Payments	Balance as of June 30, 2019
Facility closure and consolidations	$360	$(360)	$—	$—	$—
Employee severance and benefits	—	—	398	(174)	224
Accrued costs related to restructuring	$360	$(360)	$398	$(174)	$224

The adjustment to accrued costs related to restructuring was due to adjusting the ROU asset associated with cease-use liabilities upon the adoption of ASC 842 and did not result in an adjustment to restructuring expense.

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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 6 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost:	$657	$1,286

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases:	$1,339
Weighted average remaining lease term (in years):	3.58
Weighted average discount rate:	5.75%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Operating Lease Payments
Six months ending December 31, 2019	$1,195
Years ending December 31:
2020	1,936
2021	1,244
2022	760
2023	624
Thereafter	513
Total operating lease payments	6,272
Less imputed interest	(640)
Total operating lease liabilities	$5,632

As of June 30, 2019, the Company had no operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
IC sales	$17,588	$18,575	$32,662	$33,131
Engineering services, license and other	439	676	2,013	1,412
Total revenues	$18,027	$19,251	$34,675	$34,543

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
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $330, which we expect to recognize ratably over the next 33 months.

NOTE 9: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$85	$67	$185	$124
Other income	53	54	97	105
Interest expense	(34)	(81)	(82)	(255)
Gain on debt extinguishment	—	—	—	1,272
Discount accretion on convertible debt fair value	—	—	—	(69)
Total interest income (expense) and other, net	$104	$40	$200	$1,177

NOTE 10: INCOME TAXES
The provision for income taxes during the 2019 and 2018 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $31 and $19 during the first six months of 2019 and 2018, respectively.
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

As of June 30, 2019 and December 31, 2018, the amount of our uncertain tax positions was a liability of $1,651 and $1,661, respectively, as well as a contra deferred tax asset of $1,039 and $925, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $112 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 11: EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(2,448)	$(2,442)	$(2,315)	$(2,875)
Weighted average shares outstanding - basic and diluted	37,688	35,704	37,469	35,445
Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.06)	$(0.08)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Employee equity incentive plans	3,423	3,441	3,353	3,438

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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Japan	$15,234	$17,057	$28,694	$30,402
China	1,686	1,712	3,548	2,638
United States	623	283	1,337	873
Taiwan	380	97	899	266
Europe	71	—	104	50
Korea	33	102	93	314
	$18,027	$19,251	$34,675	$34,543

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributors:
All distributors	45%	35%	36%	36%
Distributor A	37%	27%	30%	25%
End customers: [1]
Top five end customers	81%	82%	80%	81%
End customer A	45%	58%	50%	56%
End customer B	12%	6%	14%	6%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2019	December 31, 2018
Account X	41%	54%
Account Y	36%	34%

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

NOTE 14: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2019, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of June 30, 2019, $478 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $516 is included in long-term liabilities, net of current portion in our consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our material weakness remediation efforts and timeline; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," “we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of June 30, 2019, we had an intellectual property portfolio of 349 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and six month periods ended June 30, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Revenue, net	$18,027	$19,251	(6)%	$34,675	$34,543	0%

Net revenue decreased $1.2 million, or 6%, in the second quarter of 2019 compared to the second quarter of 2018 and increased $0.1 million, or less than 1% in the first half of 2019 compared to the first half of 2018.
Revenue recorded in the second quarter of 2019 consisted of $17.6 million in revenue from the sale of integrated circuit ("IC") products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the second quarter of 2018 consisted of $18.6 million in revenue from the sale of IC products and $0.7 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first half of 2019 consisted of $32.7 million in revenue from the sale of IC products and $2.0 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2018 consisted of $33.1 million in revenue from the sale of IC products and $1.4 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in both periods presented is primarily due to decreased unit sales into the digital projector market as customers make an effort to correct their inventory levels. This decrease is partially offset by increased unit sales into the video delivery market.
The increase in revenue related to engineering services, license revenue and other in the first half of 2019 compared to the first half of 2018 is primarily due to the recognition of license revenue during the first quarter of 2019.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of revenue	2018	% of revenue	2019	% of revenue	2018	% of revenue
Direct product costs and related overhead [1]	$8,151	45%	$9,177	48%	$15,945	46%	$16,193	47%
Amortization of acquired intangible assets	298	2	298	2	596	2	596	2
Inventory charges [2]	119	1	(75)	0	96	0	(87)	0
Stock-based compensation	83	0	78	0	178	1	144	0
Inventory step-up and backlog amortization	—	0	239	1	12	0	361	1
Total cost of revenue	$8,651	48%	$9,717	50%	$16,827	49%	$17,207	50%
Gross profit	$9,376	52%	$9,534	50%	$17,848	51%	$17,336	50%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 52% in the second quarter of 2019 compared to 50% in the second quarter of 2018. The increase in gross profit margin was primarily due to a more favorable product mix of sales into the digital projector market.
Gross profit margin in the first half of 2019 was 51% compared to 50% in the first half of 2018. The increase in gross profit margin was primarily due to increased sales into the video delivery market combined with the recognition of high margin license revenue in the first quarter of 2019.
The backlog asset generated as a result of the acquisition of ViXS (the "Acquisition") was fully amortized as of September 30, 2018 and the inventory step up asset that was generated as a result of the Acquisition was fully recognized as of March 31, 2019.

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
Research and development expense for the three and six month periods ended June 30, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Research and development	$6,364	$6,423	(1)%	$12,836	$10,886	18%
Research and development expense decreased $0.1 million, or 1% in the second quarter of 2019 compared to the second quarter of 2018. There were no individually significant decreases contributing to the overall decrease in the second quarter of 2019 compared to the second quarter of 2018.
Research and development expense increased $2.0 million, or 18% in the first half of 2019 compared to the first half of 2018. The increase in the first half of 2019 compared to the first half of 2018 was primarily due to a benefit recognized in the first half of 2018 related to the Co-development Agreement. There was no benefit related to the Co-development Agreement recognized in the first half of 2019.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six month periods ended June 30, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Selling, general and administrative	$4,935	$4,959	0%	$10,395	$9,573	9%
Selling, general and administrative expense in the second quarter of 2019 was consistent with the second quarter of 2018. There were no individually significant changes to selling, general and administrative expense in the second quarter of 2019 compared to the second quarter of 2018.
Selling, general and administrative expense increased $0.8 million, or 9% in the first half of 2019 compared to the first half of 2018. The increase in the first half of 2019 compared to the first half of 2018 was primarily due to an increase in stock based compensation expense due to the timing of awards granted as well as an increase in compensation expense due to annual merit salary increases.

Restructurings
In June 2019, we executed a restructuring plan ("the 2019 Plan") to make the operation of the Company more efficient. The 2019 Plan included an approximately 2% reduction in workforce, primarily in the areas of sales and operations.
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
Restructuring expense for the three and six month periods ended June 30, 2019 and 2018, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Employee severance and benefits	$398	$602	398	621
Total restructuring expense	$398	$602	$398	$621
During the second quarter and the first half of 2019, we recorded $0.4 million in restructuring expense related to the 2019 Plan, which consisted of costs associated with employee severance and benefits. The 2019 Plan was complete as of the second quarter of 2019 and we do not expect to incur any further charges related to the 2019 Plan. Through June 30, 2019, the cumulative amount incurred related to the 2019 Plan is $0.4 million, none of which is included in cost of revenue.
During the second quarter and the first half of 2018, we incurred expenses of $0.6 million related to the 2018 Plan and the 2017 Plan, which consisted of costs associated with employee severance and benefits. The 2017 Plan and the 2018 Plan were completed in 2018 and we did not incur any further restructuring charges related to the 2017 Plan or the 2018 Plan in 2019.
Provision for income taxes
The provision for income taxes during the 2019 and 2018 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first half of 2019 and during the first half of 2018.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents decreased $1.2 million to $16.7 million at June 30, 2019 from $17.9 million at December 31, 2018. Short-term marketable securities increased $0.5 million to $6.6 million at June 30, 2019 from $6.1 million at December 31, 2018. The net decrease in cash, cash equivalents and short-term marketable securities of $0.7 million during the first half of 2019 was the result of $2.4 million used for purchases of property and equipment and licensed technology, $2.2 million used in operating activities and $0.3 million used in payments on other asset financings. These decreases were partially offset by $3.9 million in net proceeds from the sale of patents and $0.3 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of June 30, 2019, our cash, cash equivalents and short-term marketable securities balance consisted of $6.8 million in cash equivalents held in U.S. dollar denominated money market funds, $9.9 million in cash, $2.5 million in corporate debt securities, $2.5 million in commercial paper and $1.6 million in U.S. government treasury bills. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $7.4 million as of June 30, 2019 from $7.0 million as of December 31, 2018. The average number of days sales outstanding increased to 37 days as of June 30, 2019 from 31 days as of December 31, 2018. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2019, and the fourth quarter of 2018.
Inventories
Inventories were $2.8 million as of June 30, 2019 and $3.0 million at December 31, 2018. Inventory turnover decreased to 11.0 as of June 30, 2019 from 12.3 as of December 31, 2018 primarily due to lower cost of goods sold during the second quarter of 2019 compared to the fourth quarter of 2018. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2019, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of June 30, 2019 and December 31, 2018, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of June 30, 2019, our cash and cash equivalents balance of $23.3 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.

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
Contractual Payment Obligations
Our contractual obligations for 2019 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 10, 2019. Our obligations for 2019 and beyond have not changed materially as of June 30, 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Item 3.         Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) to determine if they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, due to a previously reported material weakness related to not having a control to review the appropriateness of an accrual based on applicable statutes of limitation due to ineffective risk assessment of the continued existence of the liability, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.
This material weakness is described in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 filed on August 9, 2019.
There were no material errors in the financial results identified as a result of this control deficiency, and there were no material restatements of prior period financial statements and no material changes in previously released financial results as a result of these control deficiencies. Additionally, the immaterial error correction resulted in no impact on the Company’s cash balances at any point in time. Please refer to “Note 1: Basis of Presentation” in Item 1 of this Form 10-Q for description and impact of an immaterial error correction related to the material weakness described herein.

Remediation effort to address material weakness
As previously described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, the Company began implementing a remediation plan to address the material weakness mentioned above. This included the implementation of controls over the process of reviewing significant aged liabilities with internal legal counsel for appropriate application of any statute of limitation. We believe that our remediation efforts to establish controls surrounding aged liabilities are significant improvements to our processes and controls which address the material weakness. We intend to complete the remediation process by the end of the third fiscal quarter of 2019 and we will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than with respect to the remediation effort described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the fiscal year ending December 31, 2019.
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
In September 2017, we executed a restructuring plan to streamline operations and product offerings, and to align expenses with revenue levels. Additionally, in June 2019 and April 2018, we executed restructuring plans to make the operation of the Company more efficient. While these restructuring plans were complete as of June 30, 2019, we may not be able to implement future restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
Although we recorded net income for the fiscal year ended December 31, 2010, we have otherwise incurred operating losses each fiscal year since 2004 and have an accumulated deficit of $379.5 million as of December 31, 2018. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 30%, 34% and 27% of revenue for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 80%, 82% and 79% of revenue for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019 and December 31, 2018, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 96%, 98% and 98% of revenue for the six month period ended June 30, 2019, and the years ended December 31, 2018 and 2017. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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

In the second quarter of 2019, we identified a material weakness in our internal controls over financial reporting related to the review of aged liabilities for possible extinguishment due to the expiration of the statute of limitation. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and effectiveness which would cause the price of our common stock to decline. Additionally, if any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, or we may fail to realize the anticipated benefits of any such acquisition. The successful integration of any acquired business as well as the retention of personnel may require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with such acquisition, including in the case of acquisitions we may make outside of the United States, difficulty in operating in foreign countries or complying with foreign regulatory requirements, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of such acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate any such acquisition. Any failure to successfully integrate any entity we may acquire or any failure to achieve the anticipated benefits of any such acquisition could disrupt our business and seriously harm our financial condition.

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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was signed into law. The TCJA contains significant changes to U.S. federal corporate income taxation, including reduction of the corporate tax rate from 35% to 21% for US taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, deemed repatriation, resulting in one-time U.S. taxation of undistributed prior offshore earnings at reduced rates, elimination of U.S. tax on future offshore earnings (subject to certain important exceptions), and immediate deductions for certain new investments instead of deductions for depreciation expense over time. Effective January 1, 2018, the new legislation contained several key tax provisions that impacted us including the reduction of the corporate income tax rate to 21%. ASC 740 required us to recognize the effect of the tax law change in the period of enactment. The lower tax rate required us to remeasure our deferred tax assets and liabilities as of December 31, 2017.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2019, we held 349 patents and had 24 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

10.1
Amended and Restated Change of Control and Severance Agreement by and between Pixelworks, Inc. and Todd A. DeBonis, dated April 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2019).

10.2
Executive Compensation Recovery Policy, adopted April 11, 2019 by the Pixelworks, Inc., Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2019).

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

PIXELWORKS, INC.

Dated:	August 9, 2019	/s/ Steven L. Moore
Steven L. Moore Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)