Form 10-Q
period 2019-09-30
PIXELWORKS, INC
filed 2019-11-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(408) 200-9200
(Registrant’s telephone number, including area code)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PXLW	The Nasdaq Global Market
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,321,611 as of November 1, 2019

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,596	$17,944
Short-term marketable securities	6,682	6,069
Accounts receivable, net	8,857	6,982
Inventories	3,133	2,954
Prepaid expenses and other current assets	1,586	1,494
Total current assets	35,854	35,443
Property and equipment, net	4,215	6,151
Operating lease right of use assets	4,608	—
Other assets, net	1,504	1,132
Acquired intangible assets, net	3,078	4,208
Goodwill	18,407	18,407
Total assets	$67,666	$65,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,318	$2,116
Accrued liabilities and current portion of long-term liabilities	8,778	10,256
Current portion of income taxes payable	327	263
Total current liabilities	11,423	12,635
Long-term liabilities, net of current portion	527	1,017
Operating lease liabilities, net of current portion	3,222	—
Income taxes payable, net of current portion	2,297	2,299
Total liabilities	17,469	15,951
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock	—	—
Common stock	434,325	428,903
Accumulated other comprehensive income	21	15
Accumulated deficit	(384,149)	(379,528)
Total shareholders’ equity	50,197	49,390
Total liabilities and shareholders’ equity	$67,666	$65,341
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net (1)	$18,057	$21,472	$52,732	$56,015
Cost of revenue (2)	8,710	10,235	25,537	27,442
Gross profit	9,347	11,237	27,195	28,573
Operating expenses:
Research and development (3)	6,458	5,322	19,294	16,208
Selling, general and administrative (4)	5,333	5,070	15,728	14,643
Restructuring	—	414	398	1,035
Total operating expenses	11,791	10,806	35,420	31,886
Income (loss) from operations	(2,444)	431	(8,225)	(3,313)
Interest income and other, net (5)	70	88	270	1,265
Gain on sale of patents	—	—	3,905	—
Total other income, net	70	88	4,175	1,265
Income (loss) before income taxes	(2,374)	519	(4,050)	(2,048)
Provision (benefit) for income taxes	(68)	88	571	396
Net income (loss)	$(2,306)	$431	$(4,621)	$(2,444)
Net income (loss) per share:
Basic	$(0.06)	$0.01	$(0.12)	$(0.07)
Diluted	$(0.06)	$0.01	$(0.12)	$(0.07)
Weighted average shares outstanding:
Basic	38,086	36,195	37,677	35,697
Diluted	38,086	37,993	37,677	35,697

(1) Includes deferred revenue fair value adjustment	$—	$52	$—	$52

(2) Includes:
Amortization of acquired intangible assets	298	298	894	894
Stock-based compensation	89	87	267	231
Inventory step-up and backlog amortization	—	97	12	458

(3) Includes stock-based compensation	570	609	1,934	1,831

(4) Includes:
Stock-based compensation	839	762	2,651	1,983
Amortization of acquired intangible assets	76	101	236	303

(5) Includes:
Gain on debt extinguishment	—	—	—	(1,272)
Discount accretion on convertible debt fair value	—	—	—	69

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(2,306)	$431	$(4,621)	$(2,444)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	(1)	6	(3)
Total comprehensive income (loss)	$(2,307)	$430	$(4,615)	$(2,447)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,621)	$(2,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,852	4,045
Gain on sale of patents	(3,905)	—
Depreciation and amortization	2,824	2,682
Amortization of acquired intangible assets	1,130	1,197
Accretion on short-term marketable securities	(77)	(21)
Reversal of uncertain tax positions	(31)	(19)
Inventory step-up and backlog amortization	12	458
Gain on debt extinguishment	—	(1,272)
Discount accretion on convertible debt fair value	—	69
Deferred income tax benefit	—	(53)
Other	—	14
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,875)	(1,131)
Inventories	(191)	(602)
Prepaid expenses and other current and long-term assets, net	1,525	(348)
Accounts payable	189	739
Accrued current and long-term liabilities	(2,877)	(2,936)
Income taxes payable	93	(166)
Net cash provided by (used in) operating activities	(2,952)	212
Cash flows from investing activities:
Purchases of short-term marketable securities	(8,679)	(6,298)
Proceeds from maturities of short-term marketable securities	8,150	250
Proceeds from sale of patents	4,250	—
Purchases of property and equipment	(2,232)	(1,731)
Purchases of licensed technology	(521)	—
Payment associated with sale of patents	(345)	—
Net cash provided by (used in) investing activities	623	(7,779)
Cash flows from financing activities:
Payments on asset financings	(589)	(1,188)
Proceeds from issuance of common stock under employee equity incentive plans	570	1,509
Payments on convertible debt	—	(2,220)
Net cash used in financing activities	(19)	(1,899)
Net decrease in cash and cash equivalents	(2,348)	(9,466)
Cash and cash equivalents, beginning of period	17,944	27,523
Cash and cash equivalents, end of period	$15,596	$18,057

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$509	$613
Cash paid during the period for interest	110	363
Non-cash investing and financing activities:
Value of debt converted into shares	$—	$2,644
Acquisitions of property and equipment and other assets under extended payment terms	—	330
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2019	Shares	Amount
Balance as of December 31, 2018	36,937,458	$428,903	$15	$(379,528)	$49,390
Stock issued under employee equity incentive plans	605,911	315	—	—	315
Stock-based compensation expense	—	1,689	—	—	1,689
Unrealized gain on available for sale securities	—	—	4	—	4
Net income	—	—	—	133	133
Balance as of March 31, 2019	37,543,369	$430,907	$19	$(379,395)	$51,531
Stock issued under employee equity incentive plans	290,422	—	—	—	—
Stock-based compensation expense	—	1,665	—	—	1,665
Unrealized gain on available for sale securities	—	—	3	—	3
Net loss	—	—	—	(2,448)	(2,448)
Balance as of June 30, 2019	37,833,791	$432,572	$22	$(381,843)	$50,751
Stock issued under employee equity incentive plans	487,820	255	—	—	255
Stock-based compensation expense	—	1,498	—	—	1,498
Unrealized loss on available for sale securities	—	—	(1)	—	(1)
Net loss	—	—	—	(2,306)	(2,306)
Balance as of September 30, 2019	38,321,611	$434,325	$21	$(384,149)	$50,197

2018
Balance as of December 31, 2017	34,651,087	$418,891	$20	$(375,615)	$43,296
Stock issued under employee equity incentive plans	495,686	233	—	—	233
Stock-based compensation expense	—	1,200	—	—	1,200
Debt conversion	435,353	2,644	—	—	2,644
Net loss	—	—	—	(433)	(433)
Balance as of March 31, 2018	35,582,126	$422,968	$20	$(376,048)	$46,940
Stock issued under employee equity incentive plans	240,589	12	—	—	12
Stock-based compensation expense	—	1,387	—	—	1,387
Unrealized loss on available for sale securities	—	—	(2)	—	(2)
Net loss	—	—	—	(2,442)	(2,442)
Balance as of June 30, 2018	35,822,715	$424,367	$18	$(378,490)	$45,895
Stock issued under employee equity incentive plans	782,170	1,264	—	—	1,264
Stock-based compensation expense	—	1,458	—	—	1,458
Unrealized loss on available for sale securities	—	—	(1)	—	(1)
Net income	—	—	—	431	431
Balance as of September 30, 2018	36,604,885	$427,089	$17	$(378,059)	$49,047
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
We enable worldwide manufacturers to offer leading-edge consumer electronics and professional display products, as well as video delivery and streaming solutions for content service providers. Our core visual display processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Pixelworks’ video coding technology reduces storage requirements, significantly reduces bandwidth constraint issues and converts content between multiple formats to enable seamless delivery of video, including over-the-air ("OTA") streaming, while also maintaining end-to-end content security.
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
As of September 30, 2019, we had an intellectual property portfolio of 353 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2019 and 2018 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, except as discussed below, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2018 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2019 and as amended on August 9, 2019, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2019.

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
The following table sets forth the effect this immaterial error correction had on the Company’s unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2018:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Previously Reported	Correction	Revised	Previously Reported	Correction	Revised
Interest income (expense) and other, net	$(112)	$200	$88	$729	$536	$1,265
Total other income (expense), net	(112)	200	88	729	536	1,265
Income (loss) before income taxes	319	200	519	(2,584)	536	(2,048)
Net income (loss)	231	200	431	(2,980)	536	(2,444)
Net income (loss) per share:
Basic	$0.01	$—	$0.01	$(0.08)	$0.01	$(0.07)
Diluted	$0.01	$—	$0.01	$(0.08)	$0.01	$(0.07)

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

The following table sets forth the effect this immaterial error correction had on the Company's unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Previously Reported	Correction	Revised
Operating activities:
Net loss	(2,980)	536	(2,444)
Change in accrued current and long-term liabilities	(2,400)	(536)	(2,936)
Net cash provided by operating activities	212	—	212

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
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
Accounts receivable consists of the following:

	September 30, 2019	December 31, 2018
Accounts receivable, gross	$8,914	$7,003
Less: allowance for doubtful accounts	(57)	(21)
Accounts receivable, net	$8,857	$6,982

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2019	2018
Balance at beginning of period	$21	$47
Additions charged (reductions credited)	36	(8)
Balance at end of period	$57	$39

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2019	December 31, 2018
Finished goods	$1,404	$1,577
Work-in-process	1,729	1,377
Inventories	$3,133	$2,954

Property and Equipment, Net
Property and equipment consists of the following:

	September 30, 2019	December 31, 2018
Gross carrying amount	$23,606	$22,882
Less: accumulated depreciation and amortization	(19,391)	(16,731)
Property and equipment, net	$4,215	$6,151

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS ("the Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	September 30, 2019	December 31, 2018
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(3,652)	(2,522)
Acquired intangible assets, net	$3,078	$4,208

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.

Amortization expense for intangible assets was $374 and $1,130 for the three and nine months ended September 30, 2019, respectively, $298 and $894 were included in cost of revenue for the three and nine months ended September 30, 2019, respectively, and $76 and $236 were included in selling, general and administrative for the three and nine months ended September 30, 2019, respectively, in the condensed consolidated statements of operations. As of September 30, 2019, future estimated amortization expense is as follows:

Three months ending December 31:
2019	$375
Years ending December 31:
2020	1,496
2021	1,117
2022	90
$3,078

Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the nine months ended September 30, 2019.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the nine months ended September 30, 2019. We perform our annual impairment assessment for goodwill on November 30 of each year.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued payroll and related liabilities	$3,489	$4,428
Operating lease liabilities, current	1,789	—
Accrued royalties	740	900
Accrued interest payable	401	403
Current portion of accrued liabilities for asset financings	255	748
Deferred revenue	132	96
Accrued costs related to restructuring	66	200
Liability for warranty returns	10	13
Other	1,896	3,468
Accrued liabilities and current portion of long-term liabilities	$8,778	$10,256

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

The changes in deferred revenue and the liability for warranty returns are as follows:

	Nine Months Ended
	September 30,
	2019	2018
Deferred revenue:
Balance at beginning of period	$96	$418
Revenue deferred	401	580
Revenue recognized	(365)	(864)
Balance at end of period	$132	$134
Liability for warranty returns:
Balance at beginning of period	$13	$17
Charge-offs	(2)	(10)
Provision	(1)	8
Balance at end of period	$10	$15

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2019, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2019 and December 31, 2018, we had no outstanding borrowings under the Revolving Line.

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

NOTE 4: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of September 30, 2019 and December 31, 2018, all of our marketable securities are classified as available-for-sale, have contractual maturities of one year or less and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of September 30, 2019:
Corporate debt securities	$2,249	$5	$2,254
Commercial paper	2,484	—	2,484
U.S. government treasury bills	1,943	1	1,944
	$6,676	$6	$6,682

As of December 31, 2018:
Corporate debt securities	$3,238	$(2)	$3,236
Commercial paper	992	—	992
U.S. government treasury bills	1,841	—	1,841
	$6,071	$(2)	$6,069

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
As of September 30, 2019:
Assets:
Cash equivalents:
Money market funds	$4,932	$—	$—	$4,932
Corporate debt securities	—	250	—	250
Short-term marketable securities:
U.S. government treasury bills	1,944	—	—	1,944
Corporate debt securities	—	2,254	—	2,254
Commercial paper	—	2,484	—	2,484

As of December 31, 2018:
Assets:
Cash equivalents:
Money market funds	$13,388	$—	$—	$13,388
Commercial paper	—	250	—	250
Corporate debt securities	—	249	—	249
Short-term marketable securities:
U.S. government treasury bills	1,841	—	—	1,841
Corporate debt securities	—	3,236	—	3,236
Commercial paper	—	992	—	992

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
Total restructuring expense included in our statement of operations for the three and nine month periods ended September 30, 2019 and 2018 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses — restructuring:
Facility closure and consolidations	$—	$321	$—	$321
Employee severance and benefits	$—	$93	$398	$714
Total restructuring expense	$—	$414	$398	$1,035

During the three months ended September 30, 2019, we did not record any restructuring expense. During the nine months ended September 30, 2019, we recorded $398 in restructuring expense related to the 2019 Plan. During the three months ended September 30, 2018, we recorded $414 in restructuring expense related to the 2018 Plan. During the nine months ended September 30, 2018, we recorded $19 in restructuring expense related to the 2017 Plan and $1,016 related to the 2018 Plan.

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2019:

	Balance as of December 31, 2018	Adjustment	Expensed	Payments	Balance as of September 30, 2019
Facility closure and consolidations	$360	$(360)	$—	$—	$—
Employee severance and benefits	—	—	398	(332)	66
Accrued costs related to restructuring	$360	$(360)	$398	$(332)	$66

The adjustment to accrued costs related to restructuring was due to adjusting the right-of-use asset associated with cease-use liabilities upon the adoption of ASC 842 and did not result in an adjustment to restructuring expense.

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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 6 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost:	$646	$1,931

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases:	$1,993
Weighted average remaining lease term (in years):	3.51
Weighted average discount rate:	5.75%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Operating Lease Payments
Three months ending December 31, 2019	$516
Years ending December 31:
2020	1,919
2021	1,238
2022	758
2023	624
Thereafter	513
Total operating lease payments	5,568
Less imputed interest	(557)
Total operating lease liabilities	$5,011

As of September 30, 2019, the Company had no operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
IC sales	$17,690	$20,669	$50,352	$53,800
Engineering services, license and other	367	803	2,380	2,215
Total revenues	$18,057	$21,472	$52,732	$56,015

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
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $300, which we expect to recognize ratably over the next 30 months.

NOTE 9: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income	$75	$78	$261	$202
Interest expense	(40)	(58)	(123)	(314)
Other income	35	68	132	174
Gain on debt extinguishment	—	—	—	1,272
Discount accretion on convertible debt fair value	—	—	—	(69)
Total interest income (expense) and other, net	$70	$88	$270	$1,265

NOTE 10: INCOME TAXES
The provision for income taxes during the 2019 and 2018 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $31 and $19 during the first nine months of 2019 and 2018, respectively.
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

As of September 30, 2019 and December 31, 2018, the amount of our uncertain tax positions was a liability of $1,613 and $1,661, respectively, as well as a contra deferred tax asset of $1,099 and $925, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $113 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 11: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(2,306)	$431	$(4,621)	$(2,444)
Basic weighted average shares outstanding	38,086	36,195	37,677	35,697
Dilutive effect of employee equity incentive plans	—	1,798	—	—
Diluted weighted average shares outstanding	38,086	37,993	37,677	35,697

Net income (loss) per share:
Basic	$(0.06)	$0.01	$(0.12)	$(0.07)
Diluted	$(0.06)	$0.01	$(0.12)	$(0.07)

The following shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Employee equity incentive plans	3,203	65	3,277	3,367

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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Japan	$14,119	$18,766	$42,814	$49,167
China	2,562	1,277	6,110	3,915
United States	694	555	2,031	1,428
Taiwan	667	641	1,565	907
Korea	15	91	108	405
Europe	—	142	104	193
	$18,057	$21,472	$52,732	$56,015

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributors:
All distributors	48%	44%	42%	39%
Distributor A	31%	35%	30%	29%
End customers: [1]
Top five end customers	76%	83%	78%	82%
End customer A	46%	49%	49%	53%
End customer B	12%	11%	14%	8%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2019	December 31, 2018
Account X	39%	34%
Account Y	36%	54%

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

NOTE 14: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2019, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of September 30, 2019, $474 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $474 is included in long-term liabilities, net of current portion in our consolidated balance sheet.

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
We enable worldwide manufacturers to offer leading-edge consumer electronics and professional display products, as well as video delivery and streaming solutions for content service providers. Our core visual display processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Pixelworks’ video coding technology reduces storage requirements, significantly reduces bandwidth constraint issues and converts content between multiple formats to enable seamless delivery of video, including over-the-air ("OTA") streaming, while also maintaining end-to-end content security.
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
As of September 30, 2019, we had an intellectual property portfolio of 353 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine month periods ended September 30, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Revenue, net	$18,057	$21,472	(16)%	$52,732	$56,015	(6)%

Net revenue decreased $3.4 million, or 16%, in the third quarter of 2019 compared to the third quarter of 2018 and decreased $3.3 million, or 6%, in the first nine months of 2019 compared to the first nine months of 2018.
Revenue recorded in the third quarter of 2019 consisted of $17.7 million in revenue from the sale of integrated circuit ("IC") products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the third quarter of 2018 consisted of $20.7 million in revenue from the sale of IC products and $0.8 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first nine months of 2019 consisted of $50.3 million in revenue from the sale of IC products and $2.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2018 consisted of $53.8 million in revenue from the sale of IC products and $2.2 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in both periods presented is primarily due to decreased unit sales in the digital projector market as customers make an effort to correct their inventory levels. This decrease is partially offset by increased unit sales into both the mobile market and the video delivery market.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2019 and 2018, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of revenue	2018	% of revenue	2019	% of revenue	2018	% of revenue
Direct product costs and related overhead [1]	$8,317	46%	$9,735	45%	$24,262	46%	$25,928	46%
Amortization of acquired intangible assets	298	2	298	1	894	2	894	2
Stock-based compensation	89	0	87	0	267	1	231	0
Inventory charges [2]	6	0	18	0	102	0	(69)	0
Inventory step-up and backlog amortization	—	0	97	0	12	0	458	1
Total cost of revenue	$8,710	48%	$10,235	48%	$25,537	48%	$27,442	49%
Gross profit	$9,347	52%	$11,237	52%	$27,195	52%	$28,573	51%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 52% in the third quarter of 2019 compared to 52% in the third quarter of 2018.
Gross profit margin in the first nine months of 2019 was 52% compared to 51% in the first nine months of 2018. The increase in gross profit margin was primarily due to decreased inventory step-up and backlog amortization in the 2019 period compared to the 2018 period. The backlog asset generated as a result of the acquisition of ViXS (the "Acquisition") was fully amortized as of September 30, 2018 and the inventory step-up asset that was generated as a result of the Acquisition was fully recognized as of March 31, 2019.
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
Research and development expense for the three and nine month periods ended September 30, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Research and development	$6,458	$5,322	21%	$19,294	$16,208	19%
Research and development expense increased $1.1 million, or 21%, in the third quarter of 2019 compared to the third quarter of 2018 and increased $3.1 million, or 19% in the first nine months of 2019 compared to the first nine months of 2018. The increases in the 2019 periods compared to the 2018 periods was primarily due to benefits recognized in the 2018 periods related to the Co-development Agreement. There were no benefits related to the Co-development Agreement recognized in the 2019 periods. These increases were partially offset by a decrease in non-recurring engineering expense in the 2019 periods compared to the 2018 periods. The decrease in non-recurring engineering expense was due to the timing of development activities.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine month periods ended September 30, 2019 and 2018, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Selling, general and administrative	$5,333	$5,070	5%	$15,728	$14,643	7%
Selling, general and administrative expense increased $0.3 million, or 5%, in the third quarter of 2019 compared to the third quarter of 2018. The increase in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to severance expense associated with the resignation of our former Chief Financial Officer.
Selling, general and administrative expense increased $1.1 million, or 7%, in the first nine months of 2019 compared to the first nine months of 2018. The increase in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase in stock-based compensation expense due to the timing of awards granted as well severance expense associated with the resignation of our former Chief Financial Officer.

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
In September 2017, in connection with the Acquisition, we executed a restructuring plan ("the 2017 Plan") to secure significant synergies between ViXS and Pixelworks. The 2017 Plan included an approximately 15% reduction in workforce, primarily in the area of development, and it also impacted administration and sales.
Restructuring expense for the three and nine month periods ended September 30, 2019 and 2018, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Facility closure and consolidations	$—	$321	$—	$321
Employee severance and benefits	$—	$93	398	714
Total restructuring expense	$—	$414	$398	$1,035
During the third quarter of 2019, we did not incur any restructuring expenses. During the first nine months of 2019, we recorded $0.4 million in restructuring expense related to the 2019 Plan, which consisted of costs associated with employee severance and benefits. The 2019 Plan was complete as of the second quarter of 2019 and we did not incur any further charges related to the 2019 Plan after the second quarter of 2019. Through September 30, 2019, the cumulative amount incurred related to the 2019 Plan is $0.4 million, none of which is included in cost of revenue.
During the third quarter and the first nine months of 2018, we incurred expenses of $0.4 million and $1.0 million respectively, related to the 2018 Plan and the 2017 Plan, which consisted of costs associated with facility closures and consolidations, and costs associated with employee severance and benefits. The 2017 Plan and the 2018 Plan were completed in 2018 and we did not incur any further restructuring charges related to the 2017 Plan or the 2018 Plan in 2019.
Provision for income taxes
The provision for income taxes during the 2019 and 2018 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first nine months of 2019 and during the first nine months of 2018.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents decreased $2.3 million to $15.6 million at September 30, 2019 from $17.9 million at December 31, 2018. Short-term marketable securities increased $0.6 million to $6.7 million at September 30, 2019 from $6.1 million at December 31, 2018. The net decrease in cash, cash equivalents and short-term marketable securities of $1.7 million during the first nine months of 2019 was the result of $2.9 million used in operating activities, $2.7 million used for purchases of property and equipment and licensed technology and $0.6 million used in payments on other asset financings. These decreases were partially offset by $3.9 million in net proceeds from the sale of patents and $0.6 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of September 30, 2019, our cash, cash equivalents and short-term marketable securities balance consisted of $4.9 million in cash equivalents held in U.S. dollar denominated money market funds, $10.5 million in cash, $2.5 million in corporate debt securities, $2.5 million in commercial paper and $1.9 million in U.S. government treasury bills. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $8.9 million as of September 30, 2019 from $7.0 million as of December 31, 2018. The average number of days sales outstanding increased to 44 days as of September 30, 2019 from 31 days as of December 31, 2018. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2019, and the fourth quarter of 2018.
Inventories
Inventories were $3.1 million as of September 30, 2019 and $3.0 million at December 31, 2018. Inventory turnover decreased to 11.0 as of September 30, 2019 from 12.3 as of December 31, 2018 primarily due to lower cost of goods sold during the third quarter of 2019 compared to the fourth quarter of 2018. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2019, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of September 30, 2019 and December 31, 2018, we had no outstanding borrowings under the Revolving Line.
Liquidity
As of September 30, 2019, our cash, cash equivalents and short-term marketable securities balance of $22.3 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.

From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. For example, on August 2, 2017 we closed the Acquisition and issued 3,708,263 of our shares of common stock as consideration. Any additional transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part II, “Item 1A., Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Contractual Payment Obligations
Our contractual obligations for 2019 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 10, 2019. Our obligations for 2019 and beyond have not changed materially as of September 30, 2019.
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

Remediation effort to address material weakness
As previously described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, the Company implemented a remediation plan to address the material weakness mentioned above. This included the implementation of a control over the process of reviewing significant aged liabilities with internal legal counsel for appropriate application of any statute of limitation. We believe that our remediation efforts to establish controls surrounding aged liabilities are significant improvements to our processes and controls which address the material weakness. We intend to complete the remediation process by the end of the fourth fiscal quarter of 2019, when our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced control is operating effectively.
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
Pixelworks designs, develops and markets visual processing and advanced media processing solutions in the mobile video, digital projection and video delivery markets. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources. We are currently devoting significant resources to the development of technologies and business offerings in markets where our operating history is less extensive, such as the video delivery market where our acquisition of ViXS has allowed us to expand our market presence and product portfolio.
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
We must achieve "design wins" that enable us to sell our semiconductor solutions for use in our customers’ products. These competitive selection processes typically are lengthy and can require us to incur significant research and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not achieve a design win and may never generate any revenue despite incurring significant research and development expenditures. This could cause us to lose revenue and require us to write off obsolete inventory and could weaken our position in future competitive selection processes.
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
We have significantly fewer financial resources than most of our competitors, which limits our ability to implement new products or enhancements to our current products and may require us to implement additional future restructuring plans, which in turn could adversely affect our future sales and financial condition.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 30%, 34% and 27% of revenue for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 78%, 82% and 79% of revenue for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019 and December 31, 2018, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017 and December 18, 2018 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $1.0 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 27, 2019. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements; however, all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
We have licensed certain intellectual property to third parties and may enter into additional license arrangements in the future. We cannot assure you, however, that others will be interested in licensing our intellectual property on commercially favorable terms or at all. We also cannot ensure that licensees will honor agreed-upon market restrictions, not infringe upon or misappropriate our intellectual property or maintain the confidentiality of our proprietary information.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 96%, 98% and 98% of revenue for the nine month period ended September 30, 2019, and the years ended December 31, 2018 and 2017. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls. In May 2014, the FASB issued Accounting Standards Codification 606, Revenue from Contracts with Customers, which we implemented beginning January 1, 2018. The adoption of this new standard did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2018, however we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. ASU 2016-02 became effective for us on January 1, 2019. Upon adoption, we recognized additional operating lease liabilities of $6,847 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We also recognized ROU assets of $6,224, which represents the operating lease liability adjusted for accrued rent and impairment of ROU assets.

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
Additionally, customers could seek damages from us for their losses, and shipments of defective products may harm our reputation with our customers. If a product liability claim is brought against us, the cost of defending the claim could be significant and would divert the efforts of our technical and management personnel and harm our business. Further, our business liability insurance may be inadequate or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results.
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
The development of new products is extremely complex and we may be unable to develop our new products in a timely manner, which could result in a failure to obtain new design wins and/or maintain our current revenue levels.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., HiSilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatech, Ltd., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Renesas Electronics America, Inc, Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc Communications, Inc., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
We build most of our products on a customer-owned tooling basis, whereby we directly contract the manufacture of our products, including wafer production, assembly and testing. As a result, we are subject to increased risks arising from wafer manufacturing yields and risks associated with coordination of the manufacturing, assembly and testing process. Poor product yields result in higher product costs, which could make our products less competitive if we increase our prices to compensate for our higher costs or could result in lower gross profit margins if we do not increase our prices.
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
We develop products based on anticipated market and customer requirements and incur substantial product development expenditures, which can include the payment of large up-front, third-party license fees and royalties, prior to generating the associated revenue. Our work under these projects is technically challenging and places considerable demands on our limited resources, particularly on our most senior engineering talent. Additionally, the transition to smaller geometry process technologies continues to significantly increase the cost and complexity of new product development, particularly with regards to tooling, software tools, third party IP and engineering resources. Because the development of our products incorporates not only our complex and evolving technology, but also our customers’ specific requirements, a lengthy sales process is often required before potential customers begin the technical evaluation of our products. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer’s system can take nine months or more. It can take an additional nine months or longer before a customer commences volume shipments of systems that incorporate our products, if at all. Because of the lengthy development and sales cycles, we will experience delays between the time we incur expenditures for research and development, sales and marketing and inventory and the time we generate revenue, if any, from these expenditures.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2019, we held 353 patents and had 20 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1	Offer Letter with Elias Nader (incorporated by reference to Exhibit 10.1 of the Registrant's current report on Form 8-K filed with the SEC on September 12, 2019).

10.2	Change of Control and Severance Agreement with Elias Nader (incorporated by reference to Exhibit 10.2 of the Registrant's current report on Form 8-K filed with the SEC on September 12, 2019).

10.3	Transition Agreement with Steven Moore dated September 12, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant's current report on Form 8-K filed with the SEC on September 12, 2019).

10.4	Consulting Agreement with Steven Moore dated September 12, 2019 (incorporated by reference to Exhibit 10.4 of the Registrant's current report on Form 8-K filed with the SEC on September 12, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

PIXELWORKS, INC.

Dated:	November 8, 2019	/s/ Elias N. Nader
Elias N. Nader Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)