Form 10-K
period 2019-12-31
PIXELWORKS, INC
filed 2020-03-11
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 28, 2019 was $96,471,461 based on the closing price of $2.95 per share of common stock on the Nasdaq Global Market on June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 6, 2020: 39,247,988
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2019.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the video consumption, mobile, video and digital projection markets; our strategy, including regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; our expectations with respect to our restructuring plans; amortization expectations; the sufficiency of our working capital and need for, or ability to secure, additional financing; the success of our products in expanded markets; customer and distributor concentration; current global economic challenges; exchange rate risk; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets in 2020, cost expectations; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; the impact of the Tax Cuts and Jobs Act ("TCJA"); changes in accounting principles; and internal controls. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; restructuring charges; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.	Business.
Overview
Pixelworks is a leading provider of high-performance and power-efficient visual processing solutions that bridge the gap between video content formats and rapidly advancing display capabilities. We develop and market semiconductor and software solutions that enable consistently high-quality, authentic viewing experiences in a wide variety of applications from cinema to smartphones. Our primary target markets include Mobile (smartphone, gaming and tablet), Home Entertainment (TV, personal video recorder ("PVR"), over-the-air ("OTA") and projector), Content (creation, remastering and delivery), and Business & Education (projector).
We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and the one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. Our Topaz product line was one of the industry’s first single-chip SoC for digital projection. We first introduced our motion estimation / motion compensation technology ("MEMC") for TVs and in recent years introduced a mobile-optimized MEMC solution for smartphones, one of several unique features in the mobile-optimized Iris visual processor. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content for a wide range of frame rates, shutter angles and display types.
Our solutions enable worldwide manufacturers to offer leading-edge consumer electronics and professional display products, as well as video delivery and streaming solutions for content service providers. Our core visual display processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Our video coding technology reduces storage requirements, significantly reduces bandwidth constraint issues and converts content between multiple formats to enable seamless delivery of video, including OTA streaming, while also maintaining end-to-end content security.
Rapid growth in video consumption, combined with the move towards high frame rate / refresh rate displays, especially in mobile, is increasing the demand for our visual processing and video delivery solutions. Our technologies can be applied to a wide range of devices from large-screen projectors to cinematic big screens, to low-power mobile tablets, smartphones, high-quality video infrastructure equipment and streaming devices. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the requirements of the specific application. On occasion, we have also licensed our technology.
As of December 31, 2019, we held an intellectual property portfolio of 347 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Key Markets
We target four key market segments with our products and solutions including:

Market	Products
Mobile (Smartphone, Gaming, Tablet)	Visual processors and software
Home Entertainment (TV, PVR, OTA, Projector)	XCode® transcoding solutions and visual processors
Content (Creation, Remastering, Delivery)	TrueCut® platform for content creators/video providers
Business and Education (Projectors)	Visual processors

Bridging the Performance Gap Between Content Formats and Device Capabilities
In recent years, display refresh rates for TVs, tablets and smartphones have been advancing faster than the ability of content formats to keep up. The refresh rate, measured in Hertz ("Hz") is the number of times per second the display updates the image on screen to convey motion. Today, TV displays generally have a refresh rate of 120 Hz, while smartphones are now moving from 60 to 90 and 120 Hz. Despite this trend, the vast majority of produced video content exists only in 24-25 frames per second ("FPS"), while most user generated content is at 30 FPS. The resulting mismatch between low frame rate content and high refresh rate screens creates artifacts, such as judder and strobing, that degrade video quality and destroy creative intent. The trend towards brighter, high dynamic range ("HDR") capable screens make these artifacts more noticeable to viewers. Visual quality is further impeded by power constraints and changes in ambient lighting, particularly in mobile devices.
Our technologies and solutions efficiently bridge the quality gap and enable the visual storytelling that is richer and true to creative intent. In fact, our TrueCut Motion Grading is the industry’s first solution to give filmmakers the ability to cinematically fine-tune motion blur, judder and frame-rate appearance and is used as part of the creative process to empower filmmakers to shoot at any frame-rate, then deliver a cinematically tuned, broader set of motion and frame rate appearances. While TrueCut technology enables creation of new content or remastering of existing content that preserves artistic intent across screens, from cinema to home TVs to smartphones, our Iris display processors and software bridge the quality gap for all existing content viewed on mobile devices, such as smartphones and tablets.
Display Trends
Display technologies have recently begun to transition from an era of higher resolutions, response times and frame rates, with lower power and thinner form factors, to one focused on higher contrast, brightness and more colors.
In mobile devices, Apple Inc. has brought wide color gamut to many of their devices including the iPhone, iPad Pro, MacBook Pro and iMac. These devices deliver the same color gamut used in digital cinema theatres ("DCI-P3"). Meanwhile, TV manufacturers including Samsung, Sony and LG are bringing high contrast, high brightness or HDR TVs based on organic light emitting diodes ("OLED") and local-dimming liquid crystal display ("LCD") panels to the living room. Furthermore, some premium and mid-tier smartphones and tablets from Apple, Samsung, Sony, LG and Huawei now include HDR as a standard feature.
Hardware improvements in color and contrast are of little value without content that can take advantage of them. In fact, a significant gap now exists between the vast majority of video content available to consumers, and these emerging display devices.

•
Contrast and Brightness: Almost all movies available to consumers today use the "Rec.709" ITU standard format. This format defines brightness levels up to around 100 "nits" (a standard measure of brightness), whereas HDR TVs are five to ten times brighter, from 540 nits upwards. Most mobile devices support over 400 nits and sometimes over 600 nits.

•	Color Gamut: DCI-P3 has a 25% larger color gamut than Rec.709.

•
Frame Rate: TVs commonly display at 120 frames per second (120 Hz) and up to 240 Hz on more sophisticated higher-end models. Mobile devices are not far behind with displays that run at 60 to 90 frames per second. Some of the newest, flagship smartphones now have displays that run at up to 120 Hz.

•
Resolution: TVs have achieved 4k resolutions (3840x2160) and mobile devices today can achieve up to 3440x1440 resolution, and while some content is available in 4k resolution, most movies are only available in FHD or HD resolutions, which is typically 1920x1080 and 1280x720 respectively.

This gap between display capabilities and available content brings significant challenges to video display device manufacturers. Sophisticated video processing is required to accurately reproduce the intended video on today’s displays. We help bridge this gap between the display capabilities and available content with our visual processors and software and TrueCut® video platform for content creators and video providers.
Content formats are evolving to take advantage of these display improvements. For example, Dolby introduced the "Dolby Vision™" format for movies and devices, in order to allow consumers to realize the benefits of HDR and wide color gamut. The industry standards body Society of Motion Picture & Television Engineers, released a format specification known as "HDR10" that similarly bridges the gap in contrast and color between content and devices. The Ultra-HD Blu-ray disk format and streaming services such as Netflix and Amazon Video now support 4k HDR, aided by improved compression standards such as H.265.
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
In addition to judder, high-resolution displays suffer from softness and smearing in motion sequences called motion blur. There are numerous causes of motion blur. The materials used in constructing pixels on the display take a finite amount of time to transition from one state to another. If this time is too long, the image does not update swiftly and motion sequences seem to smear or blur. For example, Hollywood movies, TV shows and other premium content are usually authored at 24 frames per second or 24 Hz. At this frame rate, the brain can easily notice the transition from one frame to the next. As the brain and eyes track objects in motion, they have to jump in discrete steps due to the low frame rate. This stop-start motion is perceived by the brain as motion blur, reducing the visible clarity and fidelity of objects in motion. Additionally, when a motion sequence is played on a digital display device, the new updated frame is drawn over the top of the still visible previous frame. This "hold" effect is perceived by the brain as blur.
Judder and motion blur artifacts are more noticeable on high contrast, wider gamut displays, regardless of screen size (for example, a 5-inch smartphone screen viewed from ten inches away appears to be the same size as a 60-inch large screen TV viewed from ten feet away). Our advanced video display processing provides original equipment manufacturers ("OEMs") with solutions that avoid or minimize these artifacts and help realize the potential of their investment in high-resolution displays. We believe the most effective method for removing both judder and reducing blur is MEMC technology. This technology is based on complex mathematical algorithms that insert additional, interpolated frames to create a new, faster sequence of frames that has smooth, continuous motion. This technique works for virtually all types of panel technology.
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
According to recent studies by Cisco Systems, Inc. ("Cisco"), video will constitute 82% of all global consumer Internet traffic by 2022. Global IP video traffic and Internet video traffic will both grow four-fold from 2017 to 2022. Live Internet video will account for 17 percent of Internet video traffic by 2022. Live video will grow 15-fold from 2017 to 2022. This rapid increase in video consumption is being driven by a variety of connected digital video devices and applications that allow consumers to easily create, share and consume video. In particular, mobile video consumption is rapidly expanding. The "always on" and ease of use of mobile devices are helping to make them the preferred choice as the "first screen" for many consumers.
As more content becomes increasingly available via the Internet, consumers have more choices for how and where they can enjoy content. According to Cisco, by 2022 there will be 9.4 billion connected mobile devices across the globe.
Video Market for Mobile Devices
Mobile devices have become the dominant driver of video consumption and growth. According to the Q3 2019 Global Video Index report from Brightcove, Inc., more than 62% of all video views are now on mobile devices. Video also continues to grow as a share of mobile traffic usage. According to the 2019 Visual Networking Index report by Cisco Systems, Inc., mobile video will grow at a CAGR of 55 percent between 2017 and 2022, higher than the overall average mobile traffic CAGR of 46 percent. By 2022, 79% of all mobile traffic is expected to be from video according to the Cisco report.
Mobile display systems pose a number of unique challenges. Power is of primary importance, impacting form factor, cost and performance. As these systems have added more functionality, new features have had to compete for battery life, internal bandwidth and space. The addition of high-resolution displays has further increased the burden on these resources.
Using the same technology developed for large screen TVs is neither feasible nor desirable. The video display processing pipelines used in TVs consume many watts of power and would be unsuitable for battery powered systems. In TVs, the size constraints on electronics are significantly less stringent when compared to mobile systems. To furnish the mobile market with appropriate solutions, we have taken a holistic, system-wide view and re-invented its video display processing technology to fit within the mobile constraints of battery life, bandwidth, form factor and performance. This approach has enabled us to create technology that meets the power and size requirements of mobile as well as offering additional benefits such as reducing the bandwidth burden of high-resolution video and freeing up more bandwidth for the CPU and GPU.
The mobile market today is primarily comprised of smartphones and tablets. Our technology addresses both of these markets.

•
Smartphones. Smartphones have become a popular choice for many consumers. International Data Corporation ("IDC") estimates that 1.52 billion smartphones will be sold in 2023. The resolution of smartphone displays is growing, while the color gamut and contrast is moving toward DCI-P3 and HDR. These improvements in displays actually exacerbate the quality issues of video playback, a growing problem as users increasingly use their smartphones as their primary form of video consumption.

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

As 5G capability finds its way into cellular infrastructure and smartphones starting modestly in the second half of 2019, and more robustly in 2020, this should reinvigorate market growth given the increased speed and lower latency of the wireless connections. Gartner predicts that 5G smartphones will comprise 12% of all phone shipments in 2020, growing to 43% of all smartphones by 2022. In addition, service providers in some countries will also utilize 5G networks to provide fixed wireless broadband. We further believe our compelling mobile display processing functionality, combined with 5G capability, will help motivate consumers to replace their 3G and 4G phones at a faster rate than occurred in 2019. Finally, a new smartphone category has emerged as top vendors have previewed foldable smartphones which serve as a phone, and a mini tablet when unfolded. As prices for this capability inevitably come down, and further competition emerges, we believe this new category, along with the rollout of 5G networks, can strengthen the mobile device market.
Business and Education Market for Digital Projectors
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra-portable devices weighing fewer than two pounds for maximum portability. According to PMA Research Limited, the worldwide front projector market shipped 9.8 million units in 2019 and is forecasted to reach 11.6 million units by 2023.
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

Video Delivery Market for Home Entertainment
With the acquisition of ViXS Systems Inc. in August 2017, we expanded both our market presence and product portfolio. The video industry continues to evolve and adopt new video standards such as High Efficiency Video Coding, 4K Ultra HD and HDR. The technical and processing demands of these standards are complex, and play directly into our core competencies. Our technologies for video delivery are highly integrated, low power and provide high quality video processing, allowing seamless connectivity between devices while maintaining end-to-end content security.

The home entertainment sub-markets that we address with our video delivery products include:

•	Consumer Products - OEMs and Original Design Manufacturers ("ODMs") design products for the consumer electronics segments.

•	OTA - Over the Air applications for single, dual, and quad streaming requirements. End users who want to either "cut the cord" or supplement their service offerings.

•	IP Streaming - Network streaming devices capable of content portability, and support for your own screen (phone and tablet devices), deployed by service operators.
Consumer Products
High resolution (UHD/4K), sustained bitrate decoding (100Mbit) and advanced video formats (HDR10, HDR10+) are key requirements for advanced personal video recorder ("PVR") products sold in the Japanese market, where the end consumers rate video quality as a key acquisition criteria. This advanced PVR market in Japan is experiencing growth as products move from 2K to UHD/4K formats. In addition, as the market introduces new broadcast technologies, like Advanced Digital Satellite Broadcast ("ADSB") in Japan, and ATSC 3.0 in Korea and North America, there are further growth opportunities in this market segment.
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
IP Streaming
Related to OTA applications, the service operators that want to provide their own choice to their video subscribers are taking advantage of our IP Streaming applications. These re-use common platforms, and connect to the in-home infrastructure, either at the set top box level, or the Wi-Fi router level. This provides a centralized place where the management, and distribution of content can occur.
For service operators, the benefits are:

•	Customer retention

•	Reduced use of network bandwidth for free OTA channels
For consumers, the benefits are:

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

Our core Video Display Processing technologies include:

•
MotionEngine® MEMC. Our proprietary MEMC technology significantly improves the performance and viewing experience of any screen by addressing problems such as judder and motion blur. Unlike competitive solutions it also reduces halo effects that are a byproduct of MEMC. Halos are objectionable blurred regions that surround moving objects as the MEMC algorithms try to reconstruct missing image data caused by the concealing and revealing of objects as they pass over or behind one another. Removing halos dramatically improves image quality and is of particular importance on high-resolution displays where artifacts become more visible.

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

•
SDR to HDR Conversion. UHD video has standardized on a technology known as HDR to deliver higher dynamic range content. This has resulted in several competing HDR deployments like HDR10, HLG and HDR10+ with support by multiple industry giants. Our HDR conversion technology can not only convert between SDR (Standard Dynamic Range) and HDR10, it can also convert among HDR10, HLG and HDR10+ solving an interconnectivity problem between content formatted in one HDR format to Display devices that supports a different HDR standard.

Our product development strategy is to leverage our expertise in video display processing to address the evolving needs of our target markets. We plan to continue to focus our development resources to maintain our position in these markets by providing leading edge solutions for the advanced digital projection and video delivery markets and to enhance our video processing solutions for mobile markets. We deliver our technology in a variety of offerings, which take the form of single-purpose chips, highly integrated SoCs that incorporate specialized software, full solutions incorporating software and other tools and IP cores that allow our technology to be incorporated into third party solutions.
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

•
Transcoder ICs. Our Transcoder ICs include embedded microprocessors, digital signal processing technology and software that control the operations and signal processing for converting multiple bitrates, resolutions and codecs to provide bandwidth efficient video transmissions based on industry standard protocols. Our transcoder technology allows for single, dual and even quad streaming solutions for OTA products. Like our other ICs, we have continued to refine the architectures for optimal performance, manufacturing our products on process technologies that align with our customers’ requirements. Additionally, we provide a software development environment that enables our customers to more quickly develop and customize their products.

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
We utilize direct sales and marketing resources in China, Japan, Taiwan, and the U.S. as well as indirect resources in several regions. In addition to sales and marketing representatives, we have field application engineers who provide technical expertise and assistance to manufacturing customers on final product development.
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:

•
Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 44%, 44% and 47% of revenue in 2019, 2018 and 2017, respectively.

Our largest distributor, Tokyo Electron Device Ltd. represented more than 10% of revenue in each of 2019, 2018 and 2017, and accounted for more than 10% of accounts receivable as of December 31, 2019 and 2018. Another distributor, Upstar Technology Limited accounted for more than 10% of accounts receivable as of December 31, 2019. No other distributor accounted for more than 10% of revenue in 2019, 2018 and 2017 or represented more than 10% of accounts receivable as of December 31, 2019 or 2018.
We have distributor relationships in Japan, China, Europe, Korea, Southeast Asia, Taiwan and the U.S.

•
Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 56%, 56% and 53% of total revenue in 2019, 2018 and 2017, respectively.

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

Revenue attributable to our top five end customers together represented 77%, 82% and 79% of revenue in 2019, 2018 and 2017, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2019, 2018 and 2017, and accounted for more than 10% of accounts receivable as of December 31, 2019 and 2018. Sales to Sharp Corporation represented more than 10% of revenue in 2019. Sales to Hitachi Ltd. represented more than 10% of revenue in 2018. No other end customer accounted for more than 10% of revenue in 2019, 2018 or 2017 or represented more than 10% of accounts receivable as of December 31, 2019 or 2018.

Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 95%, 98% and 98% of revenue in 2019, 2018 and 2017, respectively.
Financial information regarding our domestic and foreign operations is presented in "Note 16: Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our current products face competition from developers of application processors and specialized display controllers designed by merchant chip vendors, our customers, potential customers and display panel vendors. Additionally, new alternative display processing technologies and industry standards may emerge that compete with technologies we offer.
We also compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novateck Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Renesas Electronics America Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc Communications, Inc., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
Research and Development
Low power research and development efforts are focused on the development of our solutions for the mobile device, digital projector and video delivery markets. Our development efforts are focused on pursuing higher levels of video performance, integration and new features in order to provide our customers with solutions that enable them to introduce market leading products and help lower final systems costs.
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $26.0 million, $22.9 million and $21.4 million in 2019, 2018 and 2017, respectively. During 2018 and 2017, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an integrated circuit ("IC") product. As a result of the reimbursements, our overall research and development expense was reduced by $4.0 million in 2018 and $4.0 million in 2017. There were no reductions to research and development expense related to co-development arrangements in 2019.

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
Intellectual Property
We protect our projector, mobile, video delivery and TrueCut businesses with a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2019, we held 347 patents and have 17 patent applications pending, compared to 361 patents and 33 patent applications pending as of December 31, 2018. The decrease in patents from December 31, 2018 to December 31, 2019 is due to the abandonment or sale of patents received as part of the acquisition of ViXS in August 2017. The patents that were sold or abandoned were non-strategic or held in geographic regions where we do not do business. The patents we hold relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 18 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A, and "Note 13: Commitments and Contingencies" in Part II, Item 8 of this Annual Report on Form 10-K for information on various risks related to intellectual property.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2019, we had a total of 229 employees, all of which were full-time, consistent with 215 employees as of December 31, 2018.

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

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2019, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
In each of 2019, 2018 and 2017, we executed restructuring plans to make the operation of the Company more efficient. While these restructuring plans were complete as of June 30, 2019, we may not be able to implement future restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $388.6 million as of December 31, 2019. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 28%, 34% and 27% of revenue for the years ended December 31, 2019, 2018, and 2017, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 77%, 82% and 79% of revenue for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 we had three accounts that each represented 10% or more of accounts receivable. As of December 31, 2018, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018 and December 18, 2019 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 27, 2020. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements; however, all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
This facility expires on December 27, 2020, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing in a timely manner or at all, or secure financing on terms that are acceptable to us.
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
As of December 31, 2019, we had federal, state and foreign net operating loss carryforwards of approximately $174.5 million, $10.9 million, and $38.5 million respectively, which will begin to expire in 2020. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2017.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 95% , 98% and 98% of revenue for the years ended December 31, 2019, 2018 and 2017. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

•	difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;

•	reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;

•	difficulties in collecting outstanding accounts receivable balances;

•	changes in tax rates, tax laws and the interpretation of those laws;

•	difficulties regarding timing and availability of export and import licenses;

•	ensuring that we obtain complete and accurate information from our Asian operations to make proper disclosures in the United States;

•	political and economic instability;

•	difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;

•	changes in the regulatory environment in China, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;

•	outbreaks of health epidemics in China or other parts of Asia, including COVID-19;

•	imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales;

•	varying employment and labor laws; and

•	greater vulnerability to infrastructure and labor disruptions than in established markets.
Any of these factors could require a disproportionate share of management’s attention, result in increased costs or decreased revenues, and could materially affect our product sales, financial condition and results of operations.
Global health crises may adversely affect our financial condition.

Our business, the businesses of our customers, and the businesses of our suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially and adversely affect demand for our products and our operating results. Such events could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains from our suppliers, or delays in the delivery of our product. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain and the growth of our revenues.
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
We are subject to the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions. From time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.
Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls. In May 2014, the FASB issued Accounting Standards Codification 606, Revenue from Contracts with Customers, which we implemented on January 1, 2018. The adoption of this new standard did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2018, however we cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. ASU 2016-02 became effective for us on January 1, 2019. Upon adoption, we recognized additional operating lease liabilities of $6,847 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We also recognized ROU assets of $6,224, which represents the operating lease liability adjusted for accrued rent and impairment of ROU assets.

If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially and adversely affected.

In the second quarter of 2019, we identified a material weakness in our internal controls over financial reporting related to the review of aged liabilities for possible extinguishment due to the expiration of the statute of limitation, which was remediated as of December 31, 2019. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and effectiveness which would cause the price of our common stock to decline. Additionally, if any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. These rules require us to conduct a reasonable inquiry to determine the origin of certain materials used in our products and disclose whether our products use any materials containing conflict minerals originating from the DRC and adjoining countries. Since we do not own or operate a semiconductor fabrication facility and do not manufacture our products internally, we are dependent on the information provided by third-party foundries and production facilities regarding the materials used and the supply chains for the materials. Further, there are costs associated with complying with these rules, including costs incurred to conduct inquiries to determine the sources of any materials containing conflict minerals used in our products, to fulfill our reporting requirements and to develop and implement potential changes to products, processes or sources of supply if it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries. The implementation of these rules could also affect the sourcing, supply and pricing of materials used in our products. For example, there may only be a limited number of suppliers offering “conflict free” materials, we cannot be sure that we will be able to obtain necessary "conflict free" materials from such suppliers in sufficient quantities or at reasonable prices. In addition, we may face reputational challenges if we determine that any of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we may implement.

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technologies Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novateck Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Renesas Electronics America Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc Communications, Inc., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2019, we held 347 patents and had 17 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares. As of December 31, 2019, we were in compliance with these listing requirements. However, as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.

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
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2019, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	36,000	Various dates through October 2022
Toronto	Engineering; administration	10,000	March 2027
California	Administration; engineering; sales	10,000	September 2024
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2020
Oregon	Administration	5,000	December 2024
Japan	Sales; customer support	3,000	January 2021

Item 3.	Legal Proceedings.
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
As of March 6, 2020, there were 122 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $4.08. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

Item 6.	Selected Financial Data.
Not applicable.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
Pixelworks is a leading provider of high-performance and power-efficient visual processing solutions that bridge the gap between video content formats and rapidly advancing display capabilities. We develop and market semiconductor and software solutions that enable consistently high-quality, authentic viewing experiences in a wide variety of applications from cinema to smartphones. Our primary target markets include Mobile (smartphone, gaming and tablet), Home Entertainment (TV, personal video recorder ("PVR"), over-the-air ("OTA") and projector), Content (creation, remastering and delivery), and Business & Education (projector).
We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and the one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. Our Topaz product line was one of the industry’s first single-chip SoC for digital projection. We first introduced our motion estimation / motion compensation technology ("MEMC") for TVs and in recent years introduced a mobile-optimized MEMC solution for smartphones, one of several unique features in the mobile-optimized Iris visual processor. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content for a wide range of frame rates, shutter angles and display types.
Our solutions enable worldwide manufacturers to offer leading-edge consumer electronics and professional display products, as well as video delivery and streaming solutions for content service providers. Our core visual display processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Our video coding technology reduces storage requirements, significantly reduces bandwidth constraint issues and converts content between multiple formats to enable seamless delivery of video, including OTA streaming, while also maintaining end-to-end content security.
Rapid growth in video consumption, combined with the move towards high frame rate / refresh rate displays, especially in mobile, is increasing the demand for our visual processing and video delivery solutions. Our technologies can be applied to a wide range of devices from large-screen projectors to cinematic big screens, to low-power mobile tablets, smartphones, high-quality video infrastructure equipment and streaming devices. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the requirements of the specific application. On occasion, we have also licensed our technology.
As of December 31, 2019, we had an intellectual property portfolio of 347 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems Inc., a corporation organized in Canada ("ViXS").
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in China, Europe, Japan, Korea, Southeast Asia, Taiwan and the U.S.. Our distributors often provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 95%, 98% and 98% of revenue in 2019, 2018 and 2017, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.

Results of Operations
For the year ended December 31, 2019 compared with year ended December 31, 2018, discussion is included below. For the year ended December 31, 2018 compared with year ended December 31, 2017, refer to discussion included in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2019.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,			2019 v. 2018		2018 v. 2017
	2019	2018	2017	$ change	% change	$ change	% change
Revenue, net	$68,755	$76,554	$80,637	$(7,799)	(10)%	$(4,083)	(5)%
2019 v. 2018
Net revenue decreased $7.8 million, or 10%, from 2018 to 2019, primarily due a decrease in units sold into the digital projector market as customers make an effort to correct their inventory levels, offset by an increase in units sold into the mobile market due to recent design wins and due to an increase in units sold into the video delivery market.

Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2019	% of revenue	2018	% of revenue	2017	% of revenue
Direct product costs and related overhead [1]	$32,587	47%	$35,116	46%	$35,984	45%
Amortization of acquired developed technology	1,192	2	1,192	2	497	1
Stock-based compensation	367	1	324	0	243	0
Inventory charges [2]	102	0	(31)	0	184	0
Inventory step-up and backlog amortization	12	0	475	1	1,965	2
Restructuring	—	0	—	0	—	0
Total cost of revenue	$34,260	50%	$37,076	48%	$38,873	48%
Gross profit	$34,495	50%	$39,478	52%	$41,764	52%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
2019 v. 2018
Cost of revenue increased to 50% of revenue in 2019 compared to 48% in 2018. Direct product costs and related overhead increased only 1%, to 47% of revenue in 2019 compared to 46% of revenue in 2018, which is primarily due to a continued decrease in units sold into the projector market and a continued increase in units sold into the mobile market.
Inventory step up and backlog amortization decreased compared to 2018 as we sold through the remainder of the inventory we acquired in the acquisition of ViXS (the "Acquisition") in the first quarter of 2019.
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
Co-development agreement
During the first quarter of 2017, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses incurred in connection with our development of an integrated circuit product to be sold exclusively to the customer. Our development costs exceeded the amounts received from the customer and we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
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
Research and development expense was as follows (in thousands):

	Year ended December 31,			2019 v. 2018		2018 v. 2017
	2019	2018	2017	$ change	% change	$ change	% change
Research and development	$26,018	$22,881	$21,427	$3,137	14%	$1,454	7%
2019 v. 2018
Research and development expense increased $3.1 million from 2018 to 2019. The increase was primarily due to a benefit of $4.0 million recognized in 2018 related to the Co-development Agreement. There was no similar benefit in 2019. The increase was also due to a $0.5 million increase in travel expense due to increased travel in Asia as a result of our expansion in the mobile market. These increases were partially offset by a $1.4 million decrease in non-recurring engineering expense, which was also related to the Co-development Agreement.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,			2019 v. 2018		2018 v. 2017
	2019	2018	2017	$ change	% change	$ change	% change
Selling, general and administrative	$21,202	$19,953	$20,450	$1,249	6%	$(497)	(2)%
2019 v. 2018
Selling, general and administrative expense increased $1.2 million from 2018 to 2019. The increase was primarily due to a $0.8 million increase in stock-based compensation expense due to the timing of awards granted, as well as a $0.4 increase in severance expense associated with the resignation of our former Chief Financial Officer.

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
Restructuring expense for the years ended December 31, 2019, 2018 and 2017, was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Employee severance and benefits	$398	$714	$1,920
Facility closure and consolidations	—	750	—
Total restructuring expense	$398	$1,464	$1,920

Included in operating expenses	$398	$1,464	$1,920
During 2019, we incurred expenses of $0.4 million related to the 2019 Plan, which consisted of costs associated with employee severance and benefits. The 2019 Plan was complete as of the second quarter of 2019 and we did not incur any further charges related to the 2019 Plan after the second quarter of 2019. Through December 31, 2019, the cumulative amount incurred related to the 2019 Plan is $0.4 million.
During 2018, we incurred expenses of $1.5 million related to the 2018 Plan, which consisted of costs associated with facility closures and consolidations, and costs associated with employee severance and benefits. The 2018 Plan was completed at the end of 2018 and we did not incur any further charges related to the 2018 Plan after the fourth quarter of 2018. Through December 31, 2019, the cumulative amount incurred related to the 2018 Plan is $1.5 million.
During 2017, we incurred expenses of $1.9 million related to the 2017 Plan, which consisted of costs associated with employee severance and benefits. The 2017 Plan was completed in the first quarter of 2018 and we did not incur any further restructuring charges related to the 2017 Plan after the first quarter of 2018. Through December 31, 2019, the cumulative amount incurred related to the 2017 Plan is $1.9 million.
Interest income (expense) and other, net
Interest expense and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Other income	$425	$225	$190
Interest income	327	296	141
Interest expense	(158)	(369)	(455)
Gain on debt extinguishment	—	1,272	29
Discount accretion on convertible debt fair value	—	(69)	(196)
Fair value adjustment on convertible debt conversion option	—	—	(743)
Total interest income (expense) and other, net	$594	$1,355	$(1,034)

Provision for income taxes
The provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Provision for income taxes	$453	$448	$493
The income tax expense recorded for the year ended December 31, 2019 is comprised of $0.5 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
The income tax expense recorded for the year ended December 31, 2018 is comprised of $0.5 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
As of December 31, 2019 and 2018, we continue to record a full valuation allowance against our U.S. net deferred tax assets as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets, with the exception of Canada, as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2019, we have federal, state and foreign net operating loss carryforwards of approximately $174.5 million, $10.9 million, and $38.5 million respectively, which will begin expiring in 2020. As of December 31, 2019, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $9.5 million, $4.7 million and $28.1 million respectively. The federal and state tax credits began expiring in 2020 while the foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $121.0 million. We have a general foreign tax credit of $0.6 million which will begin expiring in 2020. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $10.6 million from $17.9 million at December 31, 2018 to $7.3 million at December 31, 2019. Short-term marketable securities was $7.0 million at December 31, 2019, and $6.1 million at December 31, 2018. The net decrease in cash, cash equivalents and short-term marketable securities of $9.8 million was the result of $10.4 million used in operating activities, $3.1 million used for purchases of property and equipment and licensed technology and $0.8 million in payments on other asset financings. These decreases were partially offset by $3.9 million in net proceeds from the sale of patents and $0.6 million in proceeds from the issuances of common stock under our employee equity incentive plans.
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
As of December 31, 2019, our cash, cash equivalents and short-term marketable securities balance consisted of $6.0 million in cash, $2.5 million in commercial paper, $2.2 million in U.S. government treasury bills, $2.2 million in corporate debt securities and $1.3 million in cash equivalents held in U.S. dollar denominated money market funds. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $10.9 million at December 31, 2019 from $7.0 million at December 31, 2018. Average number of days sales outstanding increased to 61 days at December 31, 2019 from 31 days at December 31, 2018. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the fourth quarter of 2019, and the fourth quarter of 2018.
Inventories
Inventories increased to $5.4 million at December 31, 2019 from $3.0 million at December 31, 2018 primarily due to increased mobile inventory balances to meet increasing demand. Inventory turnover decreased to 7.9 at December 31, 2019 from 12.3 at December 31, 2018 primarily due to higher average inventory balances during the fourth quarter of 2019 compared to the fourth quarter of 2018. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018 and December 18, 2019 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 27, 2020. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2019, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of December 31, 2019 and December 31, 2018, we had no outstanding borrowings under the Revolving Line.

Liquidity
As of December 31, 2019, our cash, cash equivalents and short-term marketable securities balance of $14.2 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition. On January 1, 2018 we adopted the requirements of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), under the modified retrospective approach. Therefore, the requirements of ASC 606 have only been applied to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application, or January 1, 2018. ASC 606 is not applied to contracts that were completed before the effective date. The adoption of this new standard did not result in an adjustment to our consolidated financial statements but we have included additional disclosures in our periodic reports. We cannot guarantee that there will be no unforeseen effects of this new standard on our financial statements in the future.
Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:
Product Sales - We sell integrated circuit products, also known as "chips" or "ICs", based upon a customer purchase order, which includes a fixed price per unit. We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods, and not evaluate whether these activities are promised services to the customer. We generally satisfy our single performance obligation upon shipment of the goods to the customer and recognize revenue at a point in time upon shipment of the underlying product.
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

Engineering Services - We enter into contracts for professional engineering services that include software development and customization. We identify each performance obligation in our engineering services agreements ("ESAs") at contract inception. The ESA generally includes project deliverables specified by the customer. The performance obligations in the ESA are generally combined into one deliverable, with the pricing for services stated at a fixed amount. Services provided under the ESA generally result in the transfer of control over time. We recognize revenue on ESAs based on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation. ESAs could include substantive customer acceptance provisions. In ESAs that include substantive customer acceptance provisions, we recognize revenue upon customer acceptance.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2019.
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
Stock-Based Compensation. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options and market price for restricted stock units. The use of the Black-Scholes option pricing model, requires certain estimates, including expected term of options granted, the method of calculating expected volatilities and the risk-free interest rate used in the option-pricing model. The resulting calculated fair value of stock options is recognized as compensation expense over the requisite service period, which is generally the vesting period. When there are changes to the assumptions used in the option-pricing model, including fluctuations in the market price of our common stock, there will be variations in the calculated fair value of our future stock option awards, which results in variation in the stock-based compensation expensed recognized. Additionally, any modification of an award that increases its fair value will require us to recognize additional expense.

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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2019 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,572	$1,810	$2,314	$1,755	$693
Estimated purchase commitments to contract manufacturers	6,380	6,380	—	—	—
Other purchase obligations and commitments	1,310	262	524	524	—
Payments on accrued balances related to asset financings	1,090	507	583	—	—
Total [1]	$15,352	$8,959	$3,421	$2,279	$693

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
The Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Codification 842, Leases, and its method of accounting for revenue as of January 1, 2018, due to the Adoption of Accounting Standard Codification 606, Revenue from Contracts with Customers, as discussed in Note 2 and Note 10, respectively, to the consolidated financial statements.
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

Portland, Oregon
March 11, 2020

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,257	$17,944
Short-term marketable securities	6,975	6,069
Accounts receivable, net	10,915	6,982
Inventories	5,401	2,954
Prepaid expenses and other current assets	1,689	1,494
Total current assets	32,237	35,443
Property and equipment, net	4,608	6,151
Operating lease right of use assets	5,434	—
Other assets, net	1,267	1,132
Acquired intangible assets, net	2,704	4,208
Goodwill	18,407	18,407
Total assets	$64,657	$65,341
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$818	$2,116
Accrued liabilities and current portion of long-term liabilities	8,692	10,256
Current portion of income taxes payable	164	263
Total current liabilities	9,674	12,635
Long-term liabilities, net of current portion	982	1,017
Operating lease liabilities, net of current portion	4,212	—
Income taxes payable, net of current portion	2,260	2,299
Total liabilities	17,128	15,951
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 38,434,488 and 36,937,458 shares issued and outstanding as of December 31, 2019 and 2018, respectively	436,122	428,903
Accumulated other comprehensive income	12	15
Accumulated deficit	(388,605)	(379,528)
Total shareholders' equity	47,529	49,390
Total liabilities and shareholders' equity	$64,657	$65,341
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue, net (1)	$68,755	$76,554	$80,637
Cost of revenue (2)	34,260	37,076	38,873
Gross profit	34,495	39,478	41,764
Operating expenses:
Research and development (3)	26,018	22,881	21,427
Selling, general and administrative (4)	21,202	19,953	20,450
Restructuring	398	1,464	1,920
Total operating expenses	47,618	44,298	43,797
Loss from operations	(13,123)	(4,820)	(2,033)
Interest income (expense) and other, net (5)	594	1,355	(1,034)
Gain on sale of patents	3,905	—	—
Total other income (expense), net	4,499	1,355	(1,034)
Loss before income taxes	(8,624)	(3,465)	(3,067)
Provision for income taxes (6)	453	448	493
Net loss	$(9,077)	$(3,913)	$(3,560)
Net loss per share - basic and diluted	$(0.24)	$(0.11)	$(0.11)
Weighted average shares outstanding - basic and diluted	37,851	35,959	31,507

(1) Includes deferred revenue fair value adjustment	$—	$52	$93
(2) Includes:
Amortization of acquired intangible assets	1,192	1,192	497
Stock-based compensation	367	324	243
Inventory step-up and backlog amortization	12	475	1,965
(3) Includes stock-based compensation	2,545	2,466	1,648
(4) Includes:
Stock-based compensation	3,737	2,893	2,352
Amortization of acquired intangible assets	312	404	168
Acquisition and integration	—	—	2,460
(5) Includes:
Gain on debt extinguishment	—	(1,272)	(29)
Discount accretion on convertible debt fair value	—	69	196
Fair value adjustment on convertible debt conversion option	—	—	743
(6) Includes benefit related to tax reform	—	—	(343)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(9,077)	$(3,913)	$(3,560)
Other comprehensive income (loss):
Foreign pension adjustment	(7)	(6)	14
Unrealized gain (loss) on available-for-sale securities	3	(2)	—
Tax effect of foreign pension adjustment	1	3	(4)
Total comprehensive loss	$(9,080)	$(3,918)	$(3,550)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(9,077)	$(3,913)	$(3,560)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	6,649	5,683	4,243
Gain on sale of patents	(3,905)	—	—
Depreciation and amortization	3,837	3,555	3,577
Amortization of acquired intangible assets	1,504	1,596	665
Reversal of uncertain tax positions	(124)	(19)	(191)
Accretion on short-term marketable securities	(94)	(44)	—
Deferred income tax (benefit) expense	45	(62)	4
Inventory step-up and backlog amortization	12	475	1,965
Gain on debt extinguishment	—	(1,272)	(29)
Discount accretion on convertible debt fair value	—	69	196
Fair value adjustment on convertible debt conversion option	—	—	743
Other	(3)	11	71
Changes in operating assets and liabilities:
Accounts receivable, net	(3,933)	(2,342)	(554)
Inventories	(2,459)	(531)	1,378
Prepaid expenses and other current and long-term assets, net	2,172	110	650
Accounts payable	(1,304)	675	(2,063)
Accrued current and long-term liabilities	(3,686)	(2,890)	4,206
Income taxes payable	(14)	(146)	898
Net cash provided by (used in) operating activities	(10,380)	955	12,199
Cash flows from investing activities:
Purchases of available-for-sale marketable securities	(10,856)	(8,177)	—
Proceeds from sales and maturities of marketable securities	10,050	2,150	—
Proceeds from sale of patents	4,250	—	—
Purchases of property and equipment	(2,629)	(2,096)	(2,484)
Purchases of licensed technology	(521)	—	—
Payment associated with sale of patents	(345)	—	—
Cash received in connection with acquisition of business	—	—	1,901
Net cash used in investing activities	(51)	(8,123)	(583)
Cash flows from financing activities:
Payments on asset financings	(826)	(1,874)	(1,673)
Proceeds from issuances of common stock under employee equity incentive plans	570	1,683	3,004
Payments on convertible debt	—	(2,220)	(1,000)
Payments on line of credit related to acquisition	—	—	(4,046)
Net cash used in financing activities	(256)	(2,411)	(3,715)
Net increase (decrease) in cash and cash equivalents	(10,687)	(9,579)	7,901
Cash and cash equivalents, beginning of period	17,944	27,523	19,622
Cash and cash equivalents, end of period	$7,257	$17,944	$27,523

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$547	$657	$160
Cash paid during the year for interest	142	501	418
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$934	$501	$3,558
Value of debt converted into shares	—	2,646	329
Value of shares issued in acquisition	—	—	16,975
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2016	28,885,795	$394,296	$10	$(372,011)	$22,295
Stock issued under employee equity incentive plans	2,001,782	3,004	—	—	3,004
Stock-based compensation expense	—	4,243	—	—	4,243
Other	—	44	—	(44)	—
Issuance of stock for acquisition	3,708,262	16,975	—	—	16,975
Debt conversion	55,248	329	—	—	329
Net loss	—	—	—	(3,560)	(3,560)
Foreign pension adjustment, net of tax of $4	—	—	10	—	10
Balance as of December 31, 2017	34,651.087	418,891	20	(375,615)	43,296
Stock issued under employee equity incentive plans	1,851,018	1,683	—	—	1,683
Stock-based compensation expense	—	5,683	—	—	5,683
Unrealized loss on available-for-sale securities	—	—	(2)	—	(2)
Debt conversion	435,353	2,646	—	—	2,646
Net loss	—	—	—	(3,913)	(3,913)
Foreign pension adjustment, net of tax of ($3)	—	—	(3)	—	(3)
Balance as of December 31, 2018	36,937,458	428,903	15	(379,528)	49,390
Stock issued under employee equity incentive plans	1,497,030	570	—	—	570
Stock-based compensation expense	—	6,649	—	—	6,649
Unrealized gain on available-for-sale securities	—	—	3	—	3
Net loss	—	—	—	(9,077)	(9,077)
Foreign pension adjustment, net of tax of ($1)	—	—	(6)	—	(6)
Balance as of December 31, 2019	38,434,488	$436,122	$12	$(388,605)	$47,529
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.    BASIS OF PRESENTATION
Nature of Business
Pixelworks is a leading provider of high-performance and power-efficient visual processing solutions that bridge the gap between video content formats and rapidly advancing display capabilities. We develop and market semiconductor and software solutions that enable consistently high-quality, authentic viewing experiences in a wide variety of applications from cinema to smartphones. Our primary target markets include Mobile (smartphone, gaming and tablet), Home Entertainment (TV, personal video recorder ("PVR"), over-the-air ("OTA") and projector), Content (creation, remastering and delivery), and Business & Education (projector).
As of December 31, 2019, we had an intellectual property portfolio of 347 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction losses were $270, $178 and $172 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The following table sets forth the effect this immaterial error correction had on the Company’s condensed consolidated statements of operations for the years ended December 31, 2018 and 2017:

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	Previously Reported	Correction	Revised	Previously Reported	Correction	Revised
Interest income (expense) and other, net	$647	$708	$1,355	$(1,647)	$613	$(1,034)
Total other income (expense), net	647	708	1,355	(1,647)	613	(1,034)
Loss before income taxes	(4,173)	708	(3,465)	(3,680)	613	(3,067)
Net loss	(4,621)	708	(3,913)	(4,173)	613	(3,560)
Net loss per share - basic and diluted	$(0.13)	$0.02	$(0.11)	$(0.13)	$0.02	$(0.11)

The following table sets forth the effect this immaterial error correction had on the Company's condensed consolidated balance sheet as of December 31, 2018:

	December 31, 2018
	Previously Reported	Correction	Revised
Accrued liabilities and current portion of long-term liabilities	$14,823	$(4,567)	$10,256
Total current liabilities	17,202	(4,567)	12,635
Total liabilities	20,518	(4,567)	15,951
Accumulated deficit	(384,095)	4,567	(379,528)
Total shareholders’ equity	44,823	4,567	49,390
The following table sets forth the effect this immaterial error correction had on the Company's condensed consolidated statement of cash flows for the years ended December 31, 2018 and 2017:

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	Previously Reported	Correction	Revised	Previously Reported	Correction	Revised
Operating activities:
Net loss	(4,621)	708	(3,913)	(4,173)	613	(3,560)
Change in accrued current and long-term liabilities	(2,182)	(708)	(2,890)	4,819	(613)	4,206
Net cash provided by operating activities	955	—	955	12,199	—	12,199

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which as of December 31, 2019 consisted of U.S. denominated money market funds and as of December 31, 2018 consisted of U.S. denominated money market funds, commercial paper and corporate debt securities totaled $1,307 and $13,887 as of December 31, 2019 and 2018, respectively.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2019.

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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter of 2019 and concluded that goodwill was not impaired.

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
Recent Accounting Pronouncements
In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606 ("ASU 2018-18"). ASU 2018-18 requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. ASU 2018-18 is effective for us on January 1, 2020. We are currently assessing the impact of this update on our financial position, results of operations and cash flows.
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
Upon adoption, we recognized operating lease liabilities of $6,847 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We also recognized ROU assets of $6,224 which represents the operating lease liability adjusted for accrued rent and cease-use liabilities. The adoption did not have a material impact on our condensed consolidated statements of operations or cash flows. The most significant impact relates to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office operating leases; and (2) providing significant new disclosures about our leasing activities.

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

•
We recorded an inventory step-up of $2,191 to record inventory at fair value. We recognized $12 in 2019, $424 in 2018 and $1,755 in 2017 within cost of goods sold as the inventory was sold. The inventory step-up was fully recognized as of December 31, 2019.

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

NOTE 4.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2019	2018
Accounts receivable, gross	$10,938	$7,003
Allowance for doubtful accounts	(23)	(21)
Accounts receivable, net	$10,915	$6,982

The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$21	$47	$32
Additions charged (reductions credited)	2	(26)	15
Balance at end of year	$23	$21	$47

Inventories
Inventories consist of the following:

	December 31,
	2019	2018
Finished goods	$1,630	$1,577
Work-in-process	3,771	1,377
Inventories	$5,401	$2,954

We recorded inventory write-downs of $137, $121 and $349 for the years ended December 31, 2019, 2018 and 2017, respectively. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure. The inventory write-downs were offset by sales of previously written-down inventory of $35, $152 and $165 for the years ended December 31, 2019, 2018 and 2017, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.

Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2019	2018
Equipment, furniture and fixtures	$8,494	$9,536
Tooling	6,552	6,552
Software	6,428	5,444
Leasehold improvements	1,392	1,350
	22,866	22,882
Accumulated depreciation and amortization	(18,258)	(16,731)
Property and equipment, net	$4,608	$6,151

Software amortization was $1,320, $1,407 and $1,501 for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,300, $2,148 and $2,076 for the years ended December 31, 2019, 2018 and 2017, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $217 for the year ended December 31, 2019 and $0 for each of the years ended December 31, 2018 and 2017.

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. See Note 3: “Acquisition” for additional information. Acquired intangible assets resulting from this transaction consist of the following:

	December 31,
	2019	2018
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(4,026)	(2,522)
Acquired intangible assets, net	$2,704	$4,208

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; tradename and backlog, 6 to 18 months. Backlog was fully amortized as of December 31, 2018 and tradename was fully amortized as of December 31, 2019.
Amortization expense for intangible assets was $1,504 for the year ended December 31, 2019, with $1,192 included in cost of revenue and $312 included in selling, general and administrative on the consolidated statement of operations. As of December 31, 2019, future estimated amortization expense is as follows:

Years ending December 31:
2020	1,497
2021	1,117
2022	90
$2,704

Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets as of December 31, 2019.

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

	December 31,
	2019	2018
Accrued payroll and related liabilities	$3,440	$4,428
Operating lease liability, current	1,545	—
Accrued commissions and royalties	663	900
Current portion of accrued liabilities for asset financings	483	748
Accrued interest payable	397	403
Deferred revenue	146	96
Accrued costs related to restructuring	66	200
Liability for warranty returns	10	13
Other	1,942	3,468
Accrued liabilities and current portion of long-term liabilities	$8,692	$10,256

The following is a summary of the change in deferred revenue and our liability for warranty returns:

	Year Ended December 31,
	2019	2018	2017
Deferred revenue:
Balance at beginning of period	$96	$418	$—
Revenue deferred	511	610	418
Revenue recognized	(461)	(932)	—
Balance at end of period	$146	$96	$418
Liability for warranty returns:
Balance at beginning of year	$13	$17	$28
Provision	5	9	2
Charge-offs	(8)	(13)	(13)
Balance at end of year	$10	$13	$17

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018 and December 18, 2019 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $2,500 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of December 27, 2020. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender's prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate, subject to the availability of a LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on December 27, 2020, which is the scheduled maturity date for the Revolving Line.

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
As of December 31, 2019 and December 31, 2018, we had no outstanding borrowings on the Revolving Line.

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
For the year ended December 31, 2018, interest expense consisted of $66 related to the contractual rate of interest and $69 related to accretion of the discount. During the year ended December 31, 2018, we recorded net foreign currency losses of approximately $15 in other expense. For the year ended December 31, 2017, interest expense consisted of $227 related to the contractual rate of interest and $196 related to accretion of the discount. During the year ended December 31, 2017, we recorded net foreign currency gains of approximately $(4) in other expense.

NOTE 6. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of December 31, 2019 and December 31, 2018, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of December 31, 2019:
Commercial paper	$2,487	$—	$2,487
U.S. government treasury bills	2,249	1	2,250
Corporate debt securities	2,236	2	2,238
	$6,972	$3	$6,975

As of December 31, 2018:
Corporate debt securities	$3,238	$(2)	$3,236
U.S. government treasury bills	1,841	—	1,841
Commercial paper	992	—	992
	$6,071	$(2)	$6,069

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total
As of December 31, 2019:
Assets:
Cash equivalents:
Money market funds	$1,307	$—	$—	$1,307
Short-term marketable securities:
U.S. government treasury bills	2,250	—	—	2,250
Commercial paper	—	2,487	—	2,487
Corporate debt securities	—	2,238	—	2,238

As of December 31, 2018:
Assets:
Cash equivalents:
Money market funds	$13,388	$—	$—	13,388
Commercial paper	—	250	—	250
Corporate debt securities	—	249	—	249
Short-term marketable securities:
U.S. government treasury bills	1,841	—	—	1,841
Corporate debt securities	—	3,236	—	3,236
Commercial paper	—	992	—	992

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

NOTE 7: RESTRUCTURINGS
In June 2019, we executed a restructuring plan to make the operation of the Company more efficient. The plan included an approximately 2% reduction in workforce, primarily in the areas of sales and operations.
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
Total restructuring expense included in our statement of operations for the years ended December 31, 2019, 2018 and 2017 is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Operating expenses — restructuring:
Employee severance and benefits	$398	$714	$1,920
Facility closure and consolidations	—	750	—
Total included in operating expenses	398	1,464	1,920
Total restructuring expense	$398	$1,464	$1,920

The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2019:

	Balance as of December 31, 2018	Adjustment	Expensed	Payments	Balance as of December 31, 2019
Facility closure and consolidations	$360	$(360)	$—	$—	$—
Employee severance and benefits	—	—	398	(332)	66
Accrued costs related to restructuring	360	(360)	398	(332)	66

The adjustment to accrued costs related to restructuring was due to adjusting the right-of-use asset associated with cease-use liabilities upon the adoption of ASC 842 and did not result in an adjustment to restructuring expense.

NOTE 8: RESEARCH AND DEVELOPMENT
During the first quarter of 2017, we entered into a best efforts co-development agreement (the "Co-development Agreement") with a customer to defray a portion of the research and development expenses we incurred in connection with our development of an integrated circuit product to be sold exclusively to the customer. Our development costs exceeded the amounts received from the customer and we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
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

NOTE 9: LEASES
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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 7 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

Year Ended
December 31, 2019
Operating lease cost	$2,496
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,697
Leased assets obtained in exchange for new operating lease liabilities	1,440
Weighted average remaining lease term (in years)	4.97
Weighted average discount rate	5.49%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Operating Lease Payments
Years ending December 31:
2020	1,810
2021	1,170
2022	1,144
2023	933
2024	822
2025	308
2026	308
Thereafter	77
Total operating lease payments	6,572
Less imputed interest	(815)
Total operating lease liabilities	$5,757

As of December 31, 2019, the Company had no operating lease liabilities that had not commenced.

As required, the following disclosure is provided for periods prior to adoption of ASC 842. Minimum lease commitments as of December 31, 2018 that had initial or remaining lease terms in excess of one year were as follows:

Operating Leases
2019	1,856
2020	1,039
2021	708
2022	539
2023	492
2024	378

NOTE 10: REVENUE

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
The following table provides information about disaggregated revenue based on the preceding categories for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
IC sales	$66,250	$74,247
Engineering services, license and other	2,505	2,307
Total revenues	$68,755	$76,554

For segment information, including revenue by geographic region, see "Note 16: Segment Information".
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
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $270, which we expect to recognize ratably over the next 27 months.

NOTE 11: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Year Ended December 31,
	2019	2018	2017
Other income	$425	$225	$190
Interest income	327	296	141
Interest expense	(158)	(369)	(455)
Gain on debt extinguishment	—	1,272	29
Discount accretion on convertible debt fair value	—	(69)	(196)
Fair value adjustment on convertible debt conversion option	—	—	(743)
Total interest income (expense) and other, net	$594	$1,355	$(1,034)

NOTE 12.    INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(16,072)	$(3,843)	$1,516
Foreign	7,448	378	(4,583)
Domestic and foreign pre-tax loss	$(8,624)	$(3,465)	$(3,067)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(103)	$(6)	$(321)
State	2	10	4
Foreign	509	506	806
Total current	408	510	489
Deferred:
Foreign	45	(62)	4
Total deferred	45	(62)	4
Income tax expense	$453	$448	$493

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21%	21%	34%
Expiration of tax attributes	(38)	(140)	(146)
Change in valuation allowance	31	73	1,064
Impact of foreign earnings	(25)	13	(3)
Permanent items	3	—	(9)
Research and development credits	7	10	7
Stock-based compensation	(5)	(5)	(10)
Tax contingencies, net of reversals	1	2	(1)
Tax law change	—	—	(946)
Other	—	13	(6)
Effective income tax rate	(5)%	(13)%	(16)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Research and experimentation credit and deduction carryforwards	$67,648	$65,868
Net operating loss carryforwards	47,779	53,415
Depreciation and amortization	1,956	1,420
Reserves and accrued expenses	1,785	1,348
Deferred stock-based compensation	1,134	884
Foreign tax credit carryforwards	719	928
Other	1,434	320
Total gross deferred tax assets	122,455	124,183
Deferred tax liabilities:
Other	(1,300)	(319)
Total gross deferred tax liabilities	(1,300)	(319)
Less valuation allowance	(121,005)	(123,672)
Net deferred tax assets	$150	$192

The Company adopted ASU 2016-09 in the first quarter of 2017. The Company had excess tax benefits for which a benefit could not be previously recognized of approximately $485. Upon adoption the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings including the change to the valuation allowance as a result of the adoption.
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Due to a net operating loss position for U.S. tax purposes, the impact from the repatriation of our foreign earnings was not significant. Additionally, a tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income or "GILTI") became effective in 2018. The calculation of GILTI resulted in an inclusion of $8,054 for the current year. We previously elected to treat the GILTI as a period cost or period expense. As of December 31, 2017 we recorded a receivable for our AMT tax credit carryforwards of $343 which is refundable under the Act and we expect to receive this $343 during 2020.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we used provisional amounts and reasonable estimates at December 31, 2017 to estimate the impact of the Act. The accounting related to the Act was completed in the fourth quarter of 2018 and we determined that there was no impact due to a full valuation allowance in the U.S. and the utilization of prior year net operating loss carryforwards against additional taxable income.
We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets as of December 31, 2019 and 2018, as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $2,667 and decreased $2,531 for the years ended December 31, 2019 and 2018, respectively, and increased $30,867 for the year ended December 31, 2017.
As of December 31, 2019, we had federal, state and foreign net operating loss carryforwards of $174,465, $10,851 and $38,461 respectively, which will begin to expire in 2020 with $973 of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2019, we had available federal, state and foreign research and experimentation tax credit carryforwards of $9,506, $4,653, and $28,123 respectively. The federal and state tax credits began expiring in 2020 while the foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $120,964. We have a general foreign tax credit of $610 which began expiring in 2020.
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
We recognized all of the earnings of our foreign subsidiaries as part of the transition tax of the Act. As of December 31, 2019, we do not have a liability for unremitted foreign earnings.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15% through 2021. The tax rate will return to 25% in 2022 upon expiration of the tax holiday. The impact from the extension of the tax holiday was recognized during the fourth quarter of 2019, the quarter in which the extension was approved by the tax authorities.
Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2019 the amount of our uncertain tax positions was a liability of $1,554 and a reduction to deferred tax assets of $1,100. As of December 31, 2018, the amount of our uncertain tax positions was a liability of $1,661 and a reduction to deferred tax assets of $925.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2019	2018
Uncertain tax positions:
Balance at beginning of year	$2,504	$2,444
Accrual for positions taken in a prior year	(14)	(91)
Accrual for positions taken in current year	188	160
Reversals due to lapse of statute of limitations	(109)	(9)
Balance at end of year	$2,569	$2,504
Interest and penalties:
Balance at beginning of year	$82	$68
Accrual for positions taken in prior year	28	21
Accrual for positions taken in current year	2	3
Reversals due to lapse of statute of limitations	(27)	(10)
Balance at end of year	$85	$82

During the years ended December 31, 2019, 2018 and 2017, we recognized $30, $24 and $46, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $85 within the next twelve months due to the expiration of statutes of limitation in federal, state and foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2016, 2015 and 2012, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2019.

NOTE 13.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $521, $742 and $1,017 for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made contributions of $62 to the 401(k) plan during the year ended December 31, 2019 and no contributions to the 401(k) plan during 2018 or 2017.
Software licenses
We acquire rights to use certain software engineer design tools under software licenses.
As of December 31, 2019, future minimum payments under non-cancelable software licenses are as follows:

Year Ending December 31,	Software licenses
2020	$507
2021	333
2022	250
1,090
Less: Interest component	(79)
Present value of minimum software license payments	1,011
Less: Current portion	(483)
Long-term portion of obligations	$528

Other Contractual Obligation
As part of the Acquisition discussed in "Note 3: Acquisition", we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. $482 and $446 are included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet as of December 31, 2019 and 2018, respectively. $441 and $562 are included in long-term liabilities, net of current portion in our consolidated balance sheets as of December 31, 2019 and 2018, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2019, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
NOTE 14.    EARNINGS PER SHARE
Basic earnings per share amounts are computed based on the weighted average number of common shares outstanding. Diluted weighted average shares outstanding include the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(9,077)	$(3,913)	$(3,560)
Weighted average shares outstanding - basic and diluted	37,851	35,959	31,507
Net loss per share - basic and diluted	$(0.24)	$(0.11)	$(0.11)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Employee equity incentive plans	3,419	3,349	3,879
Convertible debt	—	—	371

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

NOTE 15.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2019 and 2018.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended on certain occasions, most recently on May 15, 2019 when our shareholders approved an increase to the total number of authorized shares to 16,783,333 shares. As of December 31, 2019, 1,312,937 shares were available for grant under the 2006 Plan.
Stock Options
The contractual life of newly issued stock option awards is six years. Our new hire vesting schedule provides that each option becomes exercisable at a rate of 25% on the first anniversary date of the grant and 2.083% on the last day of every month thereafter for a total of 36 additional increments. Our merit vesting schedule provides that merit-type awards become exercisable monthly over a period of three years.
The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2018:	603,355	$2.52
Granted	33,484	3.91
Exercised	(80,542)	0.61
Canceled and forfeited	(10,687)	2.63
Expired	(12,126)	3.50
Options outstanding as of December 31, 2019:	533,484	$2.87

The following table summarizes information about options outstanding as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2019	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2019	Weighted average exercise price
$2.00 - $2.00	3,500	2.53	$2.00	2,917	$2.00
2.46 - 2.46	350,000	2.01	2.46	342,708	2.46
2.67 - 4.52	135,984	3.15	3.23	80,814	2.93
4.56 - 6.05	44,000	2.62	5.14	31,042	5.14
$0.60 - $6.05	533,484	2.35	$2.87	457,481	$2.72

During the years ended December 31, 2019, 2018 and 2017 the total intrinsic value of options exercised was $256, $1,698 and $1,801, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2019, options outstanding had a total intrinsic value of $617.

Options outstanding that have vested and are expected to vest as of December 31, 2019 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	457,481	$2.72	2.07	$589
Expected to vest	70,871	3.77	4.01	28
Total	528,352	$2.86	2.33	$617

Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2019, 2018 and 2017 we granted 1,917,514, 1,346,440, and 1,514,527 shares, respectively, of restricted stock with a weighted average grant date fair value of $3.81, $4.24, and $4.87 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2018:	2,564,254	$4.16
Granted	1,917,514	3.81
Vested	(1,222,127)	3.87
Canceled	(147,215)	4.37
Unvested at December 31, 2019:	3,112,426	$4.06
Expected to vest after December 31, 2019	2,855,953	$4.06

Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. A total of 1,300,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2019, 2018 and 2017, we issued 194,361, 181,960 and 153,242 shares, respectively for proceeds of $519, $420 and $270, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Stock Option Plans:
Risk free interest rate	2.47%	2.68%	1.85%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.00	5.00	5.00
Volatility	66%	74%	75%
Employee Stock Purchase Plan:
Risk free interest rate	2.05%	1.97%	1.09%
Expected dividend yield	0%	0%	0%
Expected term (in years)	1.05	1.06	1.07
Volatility	65%	51%	65%

The weighted average fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $2.23, $3.03 and $2.58, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. The contractual life of newly issued stock options is six years, and we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2019, unrecognized stock-based compensation expense is $6,830, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.19 years.

NOTE 16.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2019	2018	2017
Japan	$53,628	$67,330	$66,041
China	10,213	5,079	2,117
U.S.	3,105	1,815	1,697
Taiwan	1,597	1,619	6,841
Korea	108	427	987
Europe	104	284	2,166
Other	—	—	788
	$68,755	$76,554	$80,637

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2019	2018	2017
Distributors:
All distributors	44%	44%	47%
Distributor A	28%	34%	27%
End Customers: [1]
Top five end customers	77%	82%	79%
End customer A	49%	50%	47%
End customer B	12%	9%	2%
End customer C	4%	10%	9%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2019	2018
Account X	42%	34%
Account Y	26%	—%
Account Z	24%	54%

NOTE 17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31 [1]
2019
Revenue, net	$16,648	$18,027	$18,057	$16,023
Gross profit	8,472	9,376	9,347	7,300
Loss from operations	(3,460)	(2,321)	(2,444)	(4,898)
Income (loss) before income taxes	541	(2,217)	(2,374)	(4,574)
Net income (loss)	133	(2,448)	(2,306)	(4,456)
Net income (loss) per share:
Basic	0.00	(0.06)	(0.06)	(0.12)
Diluted	0.00	(0.06)	(0.06)	(0.12)
2018
Revenue, net	$15,292	$19,251	$21,472	$20,539
Gross profit	7,802	9,534	11,237	10,905
Income (loss) from operations	(1,294)	(2,450)	431	(1,507)
Income (loss) before income taxes	(157)	(2,410)	519	(1,417)
Net income (loss)	(433)	(2,442)	431	(1,469)
Net income (loss) per share:
Basic	(0.01)	(0.07)	0.01	(0.04)
Diluted	(0.01)	(0.07)	0.01	(0.04)

1 The three months ended December 31, 2018 includes $424 in restructuring expenses.

NOTE 18.    SUBSEQUENT EVENTS

On January 2, 2020, the Board of Directors (the “Board”) of the Company approved a restructuring plan to make the operation of the Company more efficient and which would result in an approximately 4% reduction in workforce, primarily in the areas of research and development and sales. The Board believes adoption of this restructuring plan will help streamline the Company’s operations and workforce, and more appropriately align the Company’s operating expenses with current revenue levels. The Company expects the restructuring to be substantially completed by the end of the first quarter ending March 31, 2020 and expects to incur total estimated restructuring charges of approximately $0.6 million related to employee severance and benefits. The Company expects that these charges will largely be recorded in the first quarter of 2020.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Remediation effort to address material weakness
As previously described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, the Company implemented a remediation plan to address the material weakness discussed therein. This included the implementation of a control over the process of reviewing significant aged liabilities with internal legal counsel for appropriate application of any statute of limitation. We believe that our remediation efforts to establish controls surrounding aged liabilities are significant improvements to our processes and controls which address the material weakness. The remediation process was complete as of December 31, 2019, when our enhanced control was operational for a sufficient period of time and tested, which enabled management to conclude that the enhanced control is operating effectively.
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
Under the supervision and with the participation of our management, including our CEO and CFO, under the oversight of our Board of Directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
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
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which is presented below.
Changes in Internal Control Over Financial Reporting
Besides the remediation of the material weakness described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Pixelworks, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Pixelworks, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 11, 2020

Item 9B.	Other Information.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors - Director Nominees for Election" and "Information about our Executive Officers" in our Proxy Statement for our 2020 Annual Meeting of Shareholders (the "2020 Proxy Statement") to be filed within 120 days after December 31, 2019 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). To the extent disclosure for delinquent reports is being made, it can be found under the caption "Delinquent Section 16(a) Reports" in the 2020 Proxy Statement and is herein incorporated by reference.

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
Information required by Item 11 with respect to executive compensation will be included under the captions "Compensation Committee Report", "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information about our Equity Compensation Plans" in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Transactions" and "Information About Our Board of Directors" in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption "Information About Our Independent Registered Public Accounting Firm" in our 2020 Proxy Statement and is incorporated herein by reference.

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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 10, 2010).

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
Form of 10%, Subject to Adjustment, Amended and Restated Secured Convertible Debenture Due September 9, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

4.3
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

10.9	Summary of Pixelworks 2020 Non-Employee Director Compensation.+

10.10	Summary of Pixelworks 2019 Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 13, 2019). +

10.11	Summary of Pixelworks 2018 Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form10-Q filed on May 10, 2018). +

10.12	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009).+

10.13	Offer letter dated June 22, 2007 between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).+

10.14
Change of Control Severance Agreement dated May 11, 2009 and effective April 1, 2009, by and between Pixelworks, Inc. and Steven L. Moore (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 10, 2010).+

10.15
Amendment to the Amended and restated Change of Control Severance Agreement by and between Pixelworks, Inc. and Steven Moore (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2012).+

10.16
Amendment to the Amended and restated Change of Control Severance Agreement by and between Pixelworks, Inc. and Steven Moore (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014).+

10.17	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016).+

10.18
Change of Control Severance Agreement effective January 4, 2016, by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed March 8, 2017).+

10.19
Amended and Restated Change of Control and Severance Agreement by and between Pixelworks, Inc. and Todd A. Debonis, dated April 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).+

10.20
Executive Compensation Recovery Policy, adopted April 11, 2019 by the Pixelworks, Inc. Board of Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).+

10.21	Offer Letter with Elias Nader (incorporated by reference to Exhibit 10.1 of the Registrant's current report on Form 8-K filed with the SEC on September 16, 2019).+

10.22	Change of Control and Severance Agreement with Elias Nader (incorporated by reference to Exhibit 10.2 of the Registrant's current report on Form 8-K filed with the SEC on September 16, 2019).+

10.23	Transition Agreement with Steven Moore dated September 12, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant's current report on Form 8-K filed with the SEC on September 16, 2019).+

10.24	Consulting Agreement with Steven Moore dated September 12, 2019 (incorporated by reference to Exhibit 10.4 of the Registrant's current report on Form 8-K filed with the SEC on September 16, 2019).+

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

10.28
Second Amendment to Office Lease Agreement, dated July 25, 2018, by and between Hudson Concourse, LLC, and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.29
First Amendment to Lease, dated July 1, 2013, by and between Durham Plaza, LLC and Pixelworks, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.30
Second Amendment to Lease, dated May 18, 2016, by and between Kalberer Company and Pixelworks, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 8, 2017).

10.31
Third Amendment to Lease, dated January 30, 2019, by and between Kalberer Company and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2019).

10.32
Loan and Security Agreement dated December 21, 2010 by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 9, 2011).

10.33
Amendment No. 1 dated December 14, 2012 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 20, 2012).

10.34
Amendment No. 2 dated December 4, 2013 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 9, 2013).

10.35
Amendment No. 3 dated December 18, 2015 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2015).

10.36
Amendment No. 4 dated December 15, 2016 to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 19, 2016).

10.37
Amendment No. 5 dated July 21, 2017, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 14, 2017).

10.38
Amendment No. 6 dated December 21, 2017, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2017).

10.39
Amendment No. 7 dated December 18, 2018, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 20, 2018).

10.40
Amendment No. 8 dated December 18, 2019, to the Loan and Security Agreement dated December 21, 2010, by and between Silicon Valley Bank and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 20, 2019).

10.41	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014). +

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 14, 2018).

23	Consent of KPMG LLP.

24.1	Power of Attorney (see page 85 of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensation arrangement.

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

PIXELWORKS, INC.

Dated:	March 11, 2020	By:	/s/ Todd A. DeBonis
Todd A. DeBonis
President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd A. DeBonis and Elias N. Nader, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer
Todd A. DeBonis	(Principal Executive Officer)	March 11, 2020

/s/ Elias N. Nader	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Elias N. Nader		March 11, 2020

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 11, 2020

/s/ Amy Bunszel	Director
Amy Bunszel		March 11, 2020

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 11, 2020

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 11, 2020

/s/ David J. Tupman	Director
David J. Tupman		March 11, 2020