Form 10-Q
period 2020-03-31
PIXELWORKS, INC
filed 2020-05-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,271,400 as of May 4, 2020

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

NOTE REGARDING COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.
The spread of the COVID-19 virus has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. Our China offices were the first to be impacted, in late January and most of February, but as our China team slowly came back from the COVID-19 disruption, we enabled all critical functions, from integrated circuit development to sales to algorithm and software development, to work remotely through virtual workspaces. Since the beginning of March, our Shanghai and Shenzhen offices have reopened and are at full staffing. Our offices and supply chain partners in Taiwan are fully functional and have not gone on lock down. As of today, our Japan and North American offices are currently working remotely but are fully operational.
COVID-19 may also affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity, capital investments and financing arrangements in 2020.
In response to the outbreak of COVID-19, we have taken the following measures to date:

•	Implemented work-from-home and social distancing policies throughout our organization

•	Suspended all company travel other than business critical travel within China

•	Drew down $5.2 million from our working capital-based revolving line of credit to help with liquidity

•	Received a loan for $0.8 million pursuant to the Paycheck Protection Program to help with certain qualifying expenses, including payroll costs
Additionally, in preparation for a potentially prolonged economic recovery, we have taken the following cost-saving measures:

•	Our CEO and the CFO have taken a 10% base salary reduction

•	Our Board of Directors has agreed to take Restricted Stock Units (RSUs) in lieu of their director fees for the full year of 2020

•	Our Executive staff has reduced their base salary by 10% in exchange for RSUs

•	The Executive Bonus Program for 2020 has been eliminated

•	Annual Merit increases for all employees have been delayed by one quarter

•	All hiring has been put on hold other than a few critical hiring requisitions

•	All employees have been given the opportunity to exchange up to 10% of their quarterly base salary for RSUs
The impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,933	$7,257
Short-term marketable securities	2,484	6,975
Accounts receivable, net	8,850	10,915
Inventories	4,540	5,401
Prepaid expenses and other current assets	2,067	1,689
Total current assets	35,874	32,237
Property and equipment, net	5,284	4,608
Operating lease right of use assets	7,494	5,434
Other assets, net	1,355	1,267
Acquired intangible assets, net	2,329	2,704
Goodwill	18,407	18,407
Total assets	$70,743	$64,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297	$818
Accrued liabilities and current portion of long-term liabilities	9,412	8,692
Short-term line of credit	5,157	—
Current portion of income taxes payable	200	164
Total current liabilities	17,066	9,674
Long-term liabilities, net of current portion	1,579	982
Operating lease liabilities, net of current portion	5,567	4,212
Income taxes payable, net of current portion	2,260	2,260
Total liabilities	26,472	17,128
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	438,269	436,122
Accumulated other comprehensive income	6	12
Accumulated deficit	(394,004)	(388,605)
Total shareholders’ equity	44,271	47,529
Total liabilities and shareholders’ equity	$70,743	$64,657
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$13,774	$16,648
Cost of revenue (1)	6,999	8,176
Gross profit	6,775	8,472
Operating expenses:
Research and development (2)	6,267	6,472
Selling, general and administrative (3)	5,193	5,460
Restructuring	592	—
Total operating expenses	12,052	11,932
Loss from operations	(5,277)	(3,460)
Interest income and other, net	54	96
Gain on sale of patents	—	3,905
Total other income, net	54	4,001
Income (loss) before income taxes	(5,223)	541
Provision for income taxes	176	408
Net income (loss)	$(5,399)	$133
Net income (loss) per share:
Basic	$(0.14)	$0.00
Diluted	$(0.14)	$0.00
Weighted average shares outstanding:
Basic	38,868	37,247
Diluted	38,868	38,692

(1) Includes:
Amortization of acquired intangible assets	298	298
Stock-based compensation	101	95
Inventory step-up and backlog amortization	—	12

(2) Includes stock-based compensation	648	661

(3) Includes:
Stock-based compensation	1,073	933
Amortization of acquired intangible assets	76	84

See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(5,399)	$133
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(6)	4
Total comprehensive income (loss)	$(5,405)	$137
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(5,399)	$133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,822	1,689
Depreciation and amortization	1,022	913
Amortization of acquired intangible assets	374	382
Reversal of uncertain tax positions	(10)	(31)
Accretion on short-term marketable securities	(10)	(24)
Deferred income tax benefit	4	—
Gain on sale of marketable securities	(4)	—
Gain on sale of patents	—	(3,905)
Inventory step-up and backlog amortization	—	12
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	2,065	1,129
Inventories	861	(76)
Prepaid expenses and other current and long-term assets, net	470	(666)
Accounts payable	1,204	519
Accrued current and long-term liabilities	(1,545)	(2,360)
Income taxes payable	46	251
Net cash provided by (used in) operating activities	900	(2,034)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term marketable securities	5,998	2,950
Purchases of short-term marketable securities	(1,500)	(3,417)
Purchases of property and equipment	(204)	(1,655)
Proceeds from sale of patents	—	4,250
Purchases of licensed technology	—	(521)
Payment associated with sale of patents	—	(345)
Net cash provided by investing activities	4,294	1,262
Cash flows from financing activities:
Proceeds from line of credit	5,157	—
Proceeds from issuance of common stock under employee equity incentive plans	325	315
Payments on asset financings	—	(141)
Net cash provided by financing activities	5,482	174
Net increase (decrease) in cash and cash equivalents	10,676	(598)
Cash and cash equivalents, beginning of period	7,257	17,944
Cash and cash equivalents, end of period	$17,933	$17,346

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$135	$192
Cash paid during the period for interest	51	29
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	1,392	—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2020	Shares	Amount
Balance as of December 31, 2019	38,434,488	$436,122	$12	$(388,605)	$47,529
Stock issued under employee equity incentive plans	815,375	325	—	—	325
Stock-based compensation expense	—	1,822	—	—	1,822
Unrealized gain on available for sale securities	—	—	(6)	—	(6)
Net loss	—	—	—	(5,399)	(5,399)
Balance as of March 31, 2020	39,249,863	$438,269	$6	$(394,004)	$44,271

2019
Balance as of December 31, 2018	36,937,458	$428,903	$15	$(379,528)	$49,390
Stock issued under employee equity incentive plans	605,911	315	—	—	315
Stock-based compensation expense	—	1,689	—	—	1,689
Unrealized gain on available for sale securities	—	—	4	—	4
Net income	—	—	—	133	133
Balance as of March 31, 2019	37,543,369	$430,907	$19	$(379,395)	$51,531
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
As of March 31, 2020, we had an intellectual property portfolio of 347 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2020 and 2019 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, except as discussed below, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2019 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2020, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month periods ended March 31, 2020 and 2019 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2020.

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
The following table sets forth the effect this immaterial error correction had on the Company’s unaudited condensed consolidated statements of operations for the three month period ended March 31, 2019:

	Three Months Ended
	March 31, 2019
	Previously Reported	Correction	Revised
Interest income (expense) and other, net	$(66)	$162	$96
Total other income, net	3,839	162	4,001
Income before income taxes	379	162	541
Net income (loss)	(29)	162	133
Net income (loss) per share:
Basic	$(0.00)	$0.00	$0.00
Diluted	$(0.00)	$0.00	$0.00

The following table sets forth the effect this immaterial error correction had on the Company's unaudited condensed consolidated statement of cash flows for the three month period ended March 31, 2019:

	Three Months Ended March 31, 2019
	Previously Reported	Correction	Revised
Operating activities:
Net income (loss)	(29)	162	133
Change in accrued current and long-term liabilities	(2,198)	(162)	(2,360)
Net cash used in operating activities	(2,034)	—	(2,034)

Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021, and early adoption is permitted. We are evaluating the impact that the adoption of ASU 2019-12 will have on our financial position, results of operations and cash flows.
In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606 ("ASU 2018-18"). ASU 2018-18 requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. The amendment also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. ASU 2018-18 became effective for us on January 1, 2020. The adoption of ASU 2018-18 did not have a material impact on our financial position, results of operations and cash flows.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. These estimates reflect considerations related to the impact of COVID-19. Our significant estimates and judgments include those related to revenue recognition, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, valuation of goodwill, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

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
Accounts receivable consists of the following:

	March 31, 2020	December 31, 2019
Accounts receivable, gross	$8,915	$10,938
Less: allowance for doubtful accounts	(65)	(23)
Accounts receivable, net	$8,850	$10,915

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$23	$21
Additions charged	42	17
Balance at end of period	$65	$38

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2020	December 31, 2019
Finished goods	$2,580	$1,630
Work-in-process	1,960	3,771
Inventories	$4,540	$5,401

Property and Equipment, Net
Property and equipment consists of the following:

	March 31, 2020	December 31, 2019
Gross carrying amount	$24,491	$22,866
Less: accumulated depreciation and amortization	(19,207)	(18,258)
Property and equipment, net	$5,284	$4,608

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	March 31, 2020	December 31, 2019
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(4,401)	(4,026)
Acquired intangible assets, net	$2,329	$2,704

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.
Amortization expense for intangible assets was $374 for the three months ended March 31, 2020, $298 was included in cost of revenue and $76 was included in selling, general and administrative in the condensed consolidated statements of operations. As of March 31, 2020, future estimated amortization expense is as follows:

Nine months ending December 31:
2020	$1,122
Years ending December 31:
2021	1,117
2022	90
$2,329

Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the three months ended March 31, 2020.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended March 31, 2020. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued payroll and related liabilities	$2,910	$3,440
Operating lease liabilities, current	1,945	1,545
Current portion of accrued liabilities for asset financings	1,211	483
Accrued commissions and royalties	592	663
Accrued interest payable	396	397
Deferred revenue	186	146
Accrued costs related to restructuring	—	66
Other	2,172	1,952
Accrued liabilities and current portion of long-term liabilities	$9,412	$8,692

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
The change in deferred revenue is as follows:

	Three Months Ended
	March 31,
	2020	2019
Deferred revenue:
Balance at beginning of period	$146	$96
Revenue deferred	405	275
Revenue recognized	(365)	(185)
Balance at end of period	$186	$186

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019 and April 17, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $2,500 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. The Revolving Line has a maturity date of December 27, 2020. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2020, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of March 31, 2020, short-term borrowings outstanding under the Revolving Line consisted of $5,157. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2020 was 3.5%.
As of December 31, 2019, we had no outstanding borrowings under the Revolving Line.

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of March 31, 2020 and December 31, 2019, all of our marketable securities are classified as available-for-sale, have contractual maturities of one year or less and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of March 31, 2020:
Commercial paper	$1,247	$—	$1,247
Corporate debt securities	1,243	(6)	1,237
	$2,490	$(6)	$2,484

As of December 31, 2019:
Commercial paper	$2,487	$—	$2,487
U.S. government treasury bills	2,249	1	2,250
Corporate debt securities	2,236	2	2,238
	$6,972	$3	$6,975

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
As of March 31, 2020:
Assets:
Cash equivalents:
Money market funds	$13,435	$—	$—	$13,435
Short-term marketable securities:
Commercial paper	—	1,247	—	1,247
Corporate debt securities	—	1,237	—	1,237

As of December 31, 2019:
Assets:
Cash equivalents:
Money market funds	$1,307	$—	$—	$1,307
Short-term marketable securities:
U.S. government treasury bills	2,250	—	—	2,250
Commercial paper	—	2,487	—	2,487
Corporate debt securities	—	2,238	—	2,238

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

NOTE 4: RESTRUCTURINGS
In January 2020, we executed a restructuring plan to make the operation of the Company more efficient (the "2020 Plan"). The 2020 Plan included an approximately 4% reduction in workforce, primarily in the areas of research and development and sales.
Total restructuring expense included in our statement of operations for the three month periods ended March 31, 2020 and 2019 is comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
Operating expenses — restructuring:
Employee severance and benefits	$592	$—
Total restructuring expense	$592	$—

During the three months ended March 31, 2020, we recorded $592 in restructuring expense related to the 2020 Plan. During the three months ended March 31, 2019, we did not incur any restructuring expense.

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2020:

	Balance as of December 31, 2019	Expensed	Payments	Balance as of March 31, 2020
Employee severance and benefits	$66	$592	$(658)	$—
Accrued costs related to restructuring	$66	$592	$(658)	$—

NOTE 5: LEASES
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
We elected the "practical expedient package," which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.
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
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets.

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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 6 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost:	$646	$629

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$727	$674
Leased assets obtained in exchange for new operating lease liabilities	2,626	1,141
Weighted average remaining lease term (in years)	4.25	3.71
Weighted average discount rate	5.17%	5.75%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Operating Lease Payments
Nine months ending December 31, 2020	$1,744
Years ending December 31:
2021	2,056
2022	2,027
2023	1,136
2024	797
2025	283
Thereafter	356
Total operating lease payments	8,399
Less imputed interest	(887)
Total operating lease liabilities	$7,512

As of March 31, 2020, the Company had no operating lease liabilities that had not commenced.

NOTE 6: REVENUE
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
The following table provides information about disaggregated revenue based on the preceding categories for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
IC sales	$13,118	$15,074
Engineering services, license and other	656	1,574
Total revenues	$13,774	$16,648

For segment information, including revenue by geographic region, see "Note 10: Segment Information".
Our contract balances include accounts receivable and deferred revenue. For information concerning these contract balances, see "Note 2: Balance Sheet Components".
Payment terms and conditions for goods and services provided vary by contract; however, payment is generally required within 30 to 60 days of invoicing.
We have not identified any material costs incurred associated with obtaining a contract with a customer which would meet the criteria to be capitalized, therefore, these costs are expensed as incurred.

The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $240, which we expect to recognize ratably over the next 24 months.

NOTE 7: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended
	March 31,
	2020	2019
Interest income	$51	$100
Other income	43	50
Interest expense	(40)	(54)
Total interest income (expense) and other, net	$54	$96

NOTE 8: INCOME TAXES
The provision for income taxes during the 2020 and 2019 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $10 and $31 during the first three months of 2020 and 2019, respectively.
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
As of March 31, 2020 and December 31, 2019, the amount of our uncertain tax positions was a liability of $1,530 and $1,554, respectively, as well as a contra deferred tax asset of $1,244 and $1,100, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $78 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(5,399)	$133
Basic weighted average shares outstanding	38,868	37,247
Dilutive effect of employee equity incentive plans	—	1,445
Diluted weighted average shares outstanding	38,868	38,692

Net income (loss) per share:
Basic	$(0.14)	$0.00
Diluted	$(0.14)	$0.00

The following shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Employee equity incentive plans	4,094	262

Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 10: SEGMENT INFORMATION
We function as a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2020	2019
Japan	$8,486	$13,461
China	2,846	1,862
United States	1,666	714
Taiwan	738	518
Korea	33	60
Europe	5	33
	$13,774	$16,648

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2020	2019
Distributors:
All distributors	42%	27%
Distributor A	13%	22%
Distributor B	10%	3%
End customers: [1]
Top five end customers	72%	82%
End customer A	46%	56%
End customer B	2%	16%

[1]	End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2020	December 31, 2019
Account W	51%	42%
Account X	11%	26%
Account Y	10%	24%
Account Z	10%	5%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2020, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of March 31, 2020, $445 is included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet and $367 is included in long-term liabilities, net of current portion in our condensed consolidated balance sheets.

NOTE 13: SUBSEQUENT EVENT
On April 25, 2020, Pixelworks, Inc. (the “Company”), entered into a loan with Silicon Valley Bank as the lender (“Lender”) in an aggregate principal amount of $796 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
The Loan is evidenced by a promissory note (the “Note”) dated April 25, 2020, and matures 2 years from the disbursement date. The Note bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing 6 months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the Lender may require immediate repayment of all amounts outstanding under the Note.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use the Loan amount for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on Company suppliers, and on Company customers and their respective end markets; the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry and risks related to our common stock, is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.
The impact of COVID-19 and the related disruptions caused to the global economy and our business did not have a material adverse impact on our business during the quarter ended March 31, 2020. However, the spread of the COVID-19 virus caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”
Looking forward, the impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus may negatively affect our revenue, results of operations, financial condition, liquidity capital investments and financing arrangements in 2020. For example, we expect that our revenues for fiscal year 2020 will be lower than initially anticipated at the beginning of the year and travel restrictions and border closures could have a material impact on our ability to achieve our business goals.

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
We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. Our Topaz product line was one of the industry’s first single-chip SoC for digital projection. We first introduced our motion estimation / motion compensation technology ("MEMC") for TVs and in recent years introduced a mobile-optimized MEMC solution for smartphones, one of several unique features in the mobile-optimized Iris visual processor. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content for a wide range of frame rates, shutter angles and display types.
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
As of March 31, 2020, we had an intellectual property portfolio of 347 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost and bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Revenue, net	$13,774	$16,648	$(2,874)	(17)%

Net revenue decreased $2.9 million, or 17%, in the first quarter of 2020 compared to the first quarter of 2019.
Revenue recorded in the first quarter of 2020 consisted of $13.1 million in revenue from the sale of integrated circuit ("IC") products and $0.7 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first quarter of 2019 consisted of $15.1 million in revenue from the sale of IC products and $1.6 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue is primarily due to decreased unit sales into the digital projector market as customers continue to correct their inventory levels, partially offset by increased unit sales into the mobile market due to recent design wins and have ramped sales within the mobile market as a result. The decrease in revenue related to engineering services, license revenue and other is primarily due to the recognition of license revenue during the first quarter of 2019.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2020 and 2019, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	% of revenue	2019	% of revenue
Direct product costs and related overhead [1]	$6,511	47%	$7,794	47%
Amortization of acquired intangible assets	298	2	298	2
Stock-based compensation	101	1	95	1
Inventory charges [2]	89	1	(23)	0
Inventory step-up and backlog amortization	—	0	12	0
Total cost of revenue	$6,999	51%	$8,176	49%
Gross profit	$6,775	49%	$8,472	51%

[1]	Includes purchased materials, assembly, test, labor, employee benefits and royalties.

[2]	Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 49% in the first quarter of 2020 compared to 51% in the first quarter of 2019. The decrease in gross profit margin was primarily due to charges to reduce inventory to lower of cost or market in the first quarter of 2020 compared to the first quarter of 2019 as well as a small decrease due to increased sales into the mobile market and decreased sales into the digital projector market in the first quarter of 2020 compared to the first quarter of 2019.
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
Research and development expense for the three month periods ended March 31, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Research and development	$6,267	$6,472	$(205)	(3)%
Research and development expense decreased $0.2 million, or 3%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three month periods ended March 31, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Selling, general and administrative	$5,193	$5,460	$(267)	(5)%
Selling, general and administrative expense decreased $0.3 million, or 5%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease in the first quarter of 2020 compared to the first quarter of 2019 was primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19.

Restructurings
In January 2020, we executed a restructuring plan to make the operation of the Company more efficient (the "2020 Plan"). The 2020 Plan included an approximately 4% reduction in workforce, primarily in the areas of research and development and sales.
Restructuring expense for the three month periods ended March 31, 2020 and 2019, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Employee severance and benefits	$592	$—
Total restructuring expense	$592	$—
During the first quarter of 2020, we recorded $0.6 million in restructuring expense related to the 2020 Plan. The 2020 Plan was completed in the first quarter of 2020 and we do not expect to incur any further expenses related to the 2020 Plan. During the first quarter of 2019, we did not incur any restructuring expense.
Provision for income taxes
The provision for income taxes during the 2020 and 2019 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first quarter of 2020 and during the first quarter of 2019.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents increased $10.6 million to $17.9 million at March 31, 2020 from $7.3 million at December 31, 2019. Short-term marketable securities decreased $4.5 million to $2.5 million at March 31, 2020 from $7.0 million at December 31, 2019. The net increase in cash, cash equivalents and short-term marketable securities of $6.1 million during the first three months of 2020 was the result of $5.2 million in proceeds from our short-term line of credit, $0.9 million provided by operating activities and $0.3 million in proceeds from the issuances of common stock under our employee equity incentive plans. These increases were partially offset by $0.2 million used for purchases of property and equipment.
As of March 31, 2020, our cash, cash equivalents and short-term marketable securities balance consisted of $13.4 million in cash equivalents held in U.S. dollar denominated money market funds, $4.5 million in cash, $1.3 million in commercial paper and $1.2 million in corporate debt securities. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $8.9 million as of March 31, 2020 from $10.9 million as of December 31, 2019. The average number of days sales outstanding decreased to 58 days as of March 31, 2020 from 61 days as of December 31, 2019. The decrease in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the first quarter of 2020, and the fourth quarter of 2019.
Inventories
Inventories were $4.5 million as of March 31, 2020 and $5.4 million at December 31, 2019. Inventory turnover decreased to 5.2 as of March 31, 2020 from 7.9 as of December 31, 2019 primarily due to lower cost of goods sold and higher average inventory balances during the first quarter of 2020 compared to the fourth quarter of 2019. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019 and April 17, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. The Revolving Line has a maturity date of December 27, 2020. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of March 31, 2020, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of March 31, 2020, short-term borrowings outstanding under the Revolving Line consisted of $5.2 million. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2020 was 3.5%.
As of December 31, 2019, we had no outstanding borrowings under the Revolving Line.

Liquidity
As of March 31, 2020, our cash, cash equivalents and short-term marketable securities balance of $20.4 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows. In addition, the impact of COVID-19 has affected our ability to pursue such financing arrangements and we are uncertain about when that will change.
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
Contractual Payment Obligations
A summary of our contractual obligations as of March 31, 2020 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$8,399	$2,276	$4,004	$1,549	$570
Estimated purchase commitments to contract manufacturers	3,969	3,969	—	—	—
Payments on accrued balances related to asset financings	2,540	1,249	1,291	—	—
Other purchase obligations and commitments	987	247	493	247	—
Total [1]	$15,895	$7,741	$5,788	$1,796	$570

[1]
We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $2.5 million of income taxes payable has been excluded from the table above.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Item 3.         Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer)), our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) to determine if they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
Risks Related to COVID-19
The ongoing effects of the COVID-19 pandemic could disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
 Our business, the businesses of our customers, and the businesses of our suppliers could be materially and adversely affected by the effects of the COVID-19 pandemic and the related governmental, business and community responses to it.  Additionally, the economies and financial markets of many countries have been impacted by the pandemic, and the longevity and significance of the resulting economic impact is currently unknown.  A significant economic downturn could materially and adversely affect our end customers, and thus could negatively impact demand for our products and our operating results.
Many state governments in the U.S.  have issued “shelter in place” or “stay at home” orders that generally require residents remain in their homes, subject to certain exceptions for essential services. For example, in California, where our corporate headquarters are, a “stay at home” order is currently in effect that requires our employees to work from home until further notice.  Additionally, our employees in Japan and in the rest of North America are working from home under similar orders from local governments. The continuing impact of these, and similar orders may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. We face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration. Additionally, our sales team may not be able to make sales calls to current and potential customers at the same volume as they did prior to the stay at home orders as they juggle varying competing interests. Also, our ability to make in-person sales calls may be affected in areas with stay at home orders in place, which may, in turn, affect our revenues.
The outbreak of COVID-19 may put additional pressures on our supply chain, including temporary or long-term disruption or delays. If the impact of an outbreak continues for an extended period, it could adversely impact our supply chain and the growth of our revenues.  COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets.  Any decrease, limitations or delays on our ability to import, export, or sell our products would harm our business.
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
In each of 2020, 2019 and 2018, we executed restructuring plans to make the operation of the Company more efficient. While these restructuring plans were complete as of March 31, 2020, we may not be able to implement future restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 13%, 28% and 34% of revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 72%, 77% and 82% of revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. As of March 31, 2020, we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2019, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019 and April 17, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. The Revolving Line has a maturity date of December 27, 2020. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements; however, all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 88%, 95% and 98% of revenue for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:

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

In the second quarter of 2019, we identified a material weakness in our internal controls over financial reporting related to the review of aged liabilities for possible extinguishment due to the expiration of the statute of limitation, which was remediated as of December 31, 2019. As a result, investors may have lost confidence in the accuracy and completeness of our financial reports and effectiveness which may cause the price of our common stock to decline. Additionally, if any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. These rules require us to conduct a reasonable inquiry to determine the origin of certain materials used in our products and disclose whether our products use any materials containing conflict minerals originating from the DRC and adjoining countries. Since we do not own or operate a semiconductor fabrication facility and do not manufacture our products internally, we are dependent on the information provided by third-party foundries and production facilities regarding the materials used and the supply chains for the materials. Further, there are costs associated with complying with these rules, including costs incurred to conduct inquiries to determine the sources of any materials containing conflict minerals used in our products, to fulfill our reporting requirements and to develop and implement potential changes to products, processes or sources of supply if it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries. The implementation of these rules could also affect the sourcing, supply and pricing of materials used in our products. For example, there may only be a limited number of suppliers offering “conflict free” materials and we cannot be sure that we will be able to obtain necessary "conflict free" materials from such suppliers in sufficient quantities or at reasonable prices. In addition, we may face reputational challenges if we determine that any of our products contain minerals that are not conflict free or if we are unable to sufficiently verify the origins for all materials containing conflict minerals used in our products through the procedures we may implement.

Our effective income tax rate is subject to unanticipated changes in, or different interpretations of, tax rules and regulations and forecasting our effective income tax rate is complex and subject to uncertainty.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Egis Technology, Inc., Hisilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatek Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Renesas Electronics America Inc., Socionext, Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc Communications, Inc., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext, Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2019, we held 347 patents and had 13 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1	Amendment No. 9 to the Loan and Security Agreement, between Pixelworks, Inc. and Silicon Valley Bank, dated April 17, 2020.

10.2	Summary of Pixelworks 2020 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 11, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

PIXELWORKS, INC.

Dated:	May 8, 2020	/s/ Elias N. Nader
Elias N. Nader Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)