Form 10-Q
period 2020-06-30
PIXELWORKS, INC
filed 2020-08-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 40,411,149 as of July 31, 2020

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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
        The spread of the COVID-19 virus has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. Our China offices were the first to be impacted, in late January and most of February, but as our China team slowly came back from the COVID-19 disruption, we enabled all critical functions, from integrated circuit development to sales to algorithm and software development, to work remotely through virtual workspaces. Since the beginning of March, our Shanghai and Shenzhen offices have reopened and are at full staffing. Our offices and supply chain partners in Taiwan are fully functional and have not gone on lock down. As of today, our offices in Japan and North America are currently operating in office and remotely and are fully functional.

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
In response to the outbreak of COVID-19, we have taken the following measures to date:
•Implemented work-from-home and social distancing policies throughout our organization
•Suspended all company travel other than business critical travel within China
•Drew down from our working capital-based revolving line of credit to help with liquidity
•Received a loan for $0.8 million pursuant to the Paycheck Protection Program to help with certain qualifying expenses, including payroll costs
Additionally, in preparation for a potentially prolonged economic recovery, we have taken the following cost-saving measures:
•Our CEO and the CFO have taken a 10% base salary reduction
•Our Board of Directors have agreed to take Restricted Stock Units (RSUs) in lieu of their director fees for the full year of 2020
•Our Executive staff have reduced their base salary by 10% in exchange for RSUs
•The Executive Bonus Program for 2020 has been eliminated
•Annual Merit increases for all employees have been delayed by one quarter
•All hiring has been put on hold other than a few critical hiring requisitions
•All employees have been given the opportunity to exchange up to 10% of their quarterly base salary for RSUs
•Adopted a restructuring plan that will result in an approximately 14% reduction in our workforce
The impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, including additional cost-saving measures, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$20,417	$7,257
Short-term marketable securities	992	6,975
Accounts receivable, net	5,925	10,915
Inventories	4,767	5,401
Prepaid expenses and other current assets	1,783	1,689
Total current assets	33,884	32,237
Property and equipment, net	6,138	4,608
Operating lease right of use assets	7,324	5,434
Other assets, net	1,264	1,267
Acquired intangible assets, net	1,955	2,704
Goodwill	18,407	18,407
Total assets	$68,972	$64,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,071	$818
Accrued liabilities and current portion of long-term liabilities	10,972	8,692
Short-term line of credit	4,329	—
Current portion of income taxes payable	219	164
Total current liabilities	16,591	9,674
Long-term liabilities, net of current portion	2,184	982
Operating lease liabilities, net of current portion	5,470	4,212
Income taxes payable, net of current portion	2,272	2,260
Total liabilities	26,517	17,128
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	442,998	436,122
Accumulated other comprehensive income	13	12
Accumulated deficit	(400,556)	(388,605)
Total shareholders’ equity	42,455	47,529
Total liabilities and shareholders’ equity	$68,972	$64,657
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$9,253	$18,027	$23,027	$34,675
Cost of revenue (1)	4,204	8,651	11,203	16,827
Gross profit	5,049	9,376	11,824	17,848
Operating expenses:
Research and development (2)	6,314	6,364	12,581	12,836
Selling, general and administrative (3)	5,156	4,935	10,349	10,395
Restructuring	—	398	592	398
Total operating expenses	11,470	11,697	23,522	23,629
Loss from operations	(6,421)	(2,321)	(11,698)	(5,781)
Interest income (expense) and other, net	(24)	104	30	200
Gain on sale of patents	—	—	—	3,905
Total other income (expense), net	(24)	104	30	4,105
Loss before income taxes	(6,445)	(2,217)	(11,668)	(1,676)
Provision for income taxes	107	231	283	639
Net loss	$(6,552)	$(2,448)	$(11,951)	$(2,315)
Net loss per share - basic and diluted	$(0.17)	$(0.06)	$(0.31)	$(0.06)
Weighted average shares outstanding - basic and diluted	39,444	37,688	39,156	37,469

(1) Includes:
Amortization of acquired intangible assets	298	298	596	596
Stock-based compensation	127	83	228	178
Inventory step-up and backlog amortization	—	—	—	12

(2) Includes stock-based compensation	806	703	1,454	1,364

(3) Includes:
Stock-based compensation	1,310	879	2,383	1,812
Amortization of acquired intangible assets	76	76	152	160
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,552)	$(2,448)	$(11,951)	$(2,315)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	7	3	1	7
Total comprehensive loss	$(6,545)	$(2,445)	$(11,950)	$(2,308)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,951)	$(2,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,065	3,354
Depreciation and amortization	1,893	1,800
Amortization of acquired intangible assets	748	756
Reversal of uncertain tax positions	(10)	(31)
Accretion on short-term marketable securities	(10)	(52)
Deferred income tax benefit	4	—
Gain on sale of marketable securities	(4)	—
Gain on sale of patents	—	(3,905)
Inventory step-up and backlog amortization	—	12
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	4,990	(371)
Inventories	634	100
Prepaid expenses and other current and long-term assets, net	1,343	207
Accounts payable	191	37
Accrued current and long-term liabilities	(1,804)	(2,230)
Income taxes payable	77	382
Net cash provided by (used in) operating activities	166	(2,256)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term marketable securities	7,498	5,600
Purchases of short-term marketable securities	(1,500)	(6,045)
Purchases of property and equipment	(612)	(1,859)
Proceeds from sale of patents	—	4,250
Purchases of licensed technology	—	(521)
Payment associated with sale of patents	—	(345)
Net cash provided by investing activities	5,386	1,080
Cash flows from financing activities:
Proceeds from line of credit	4,329	—
Net proceeds from "at the market" equity offering	2,474	—
Proceeds from Paycheck Protection Program loan	796	—
Proceeds from issuance of common stock under employee equity incentive plans	337	315
Payments on asset financings	(328)	(337)
Net cash provided by (used in) financing activities	7,608	(22)
Net increase (decrease) in cash and cash equivalents	13,160	(1,198)
Cash and cash equivalents, beginning of period	7,257	17,944
Cash and cash equivalents, end of period	$20,417	$16,746

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$211	$291
Cash paid during the period for interest	107	66
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	1,392	—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2020	Shares	Amount
Balance as of December 31, 2019	38,434,488	$436,122	$12	$(388,605)	$47,529
Stock issued under employee equity incentive plans	815,375	325	—	—	325
Stock-based compensation expense	—	1,822	—	—	1,822
Unrealized loss on available for sale securities	—	—	(6)	—	(6)
Net loss	—	—	—	(5,399)	(5,399)
Balance as of March 31, 2020	39,249,863	$438,269	$6	$(394,004)	$44,271
"At the market" equity offering	803,528	2,474	—	—	2,474
Stock issued under employee equity incentive plans	167,100	12	—	—	12
Stock-based compensation expense	—	2,243	—	—	2,243
Unrealized gain on available for sale securities	—	—	7	—	7
Net loss	—	—	—	(6,552)	(6,552)
Balance as of June 30, 2020	40,220,491	$442,998	$13	$(400,556)	$42,455

2019
Balance as of December 31, 2018	36,937,458	$428,903	$15	$(379,528)	$49,390
Stock issued under employee equity incentive plans	605,911	315	—	—	315
Stock-based compensation expense	—	1,689	—	—	1,689
Unrealized gain on available for sale securities	—	—	4	—	4
Net income	—	—	—	133	133
Balance as of March 31, 2019	37,543,369	$430,907	$19	$(379,395)	$51,531
Stock issued under employee equity incentive plans	290,422	—	—	—	—
Stock-based compensation expense	—	1,665	—	—	1,665
Unrealized gain on available for sale securities	—	—	3	—	3
Net loss	—	—	—	(2,448)	(2,448)
Balance as of June 30, 2019	37,833,791	$432,572	$22	$(381,843)	$50,751
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
As of June 30, 2020, we had an intellectual property portfolio of 345 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2020 and 2019 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, except as discussed below, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2019 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2020, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month and six month periods ended June 30, 2020 and 2019 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2020.

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
Accounts receivable consists of the following:

	June 30, 2020	December 31, 2019
Accounts receivable, gross	$5,959	$10,938
Less: allowance for doubtful accounts	(34)	(23)
Accounts receivable, net	$5,925	$10,915

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2020	2019
Balance at beginning of period	$23	$21
Additions charged	11	24
Balance at end of period	$34	$45

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2020	December 31, 2019
Finished goods	$2,913	$1,630
Work-in-process	1,854	3,771
Inventories	$4,767	$5,401

Property and Equipment, Net
Property and equipment consists of the following:

	June 30, 2020	December 31, 2019
Gross carrying amount	$26,117	$22,866
Less: accumulated depreciation and amortization	(19,979)	(18,258)
Property and equipment, net	$6,138	$4,608

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	June 30, 2020	December 31, 2019
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(4,775)	(4,026)
Acquired intangible assets, net	$1,955	$2,704

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.
Amortization expense for intangible assets was $374 and $748 for the three and six months ended June 30, 2020, respectively, $298 and $596 were included in cost of revenue for the three and six months ended June 30, 2020, respectively, and $76 and $152 were included in selling, general and administrative for the three and six months ended June 30, 2020, respectively, in the condensed consolidated statements of operations. As of June 30, 2020, future estimated amortization expense is as follows:

Six months ending December 31:
2020	$748
Years ending December 31:
2021	1,117
2022	90
$1,955
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the six months ended June 30, 2020.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the six months ended June 30, 2020. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued payroll and related liabilities	$3,002	$3,440
Operating lease liabilities, current	1,940	1,545
Current portion of accrued liabilities for asset financings	1,056	483
Accrued commissions and royalties	559	663
Accrued interest payable	415	397
Deferred revenue	76	146
Accrued costs related to restructuring	—	66
Other	3,924	1,952
Accrued liabilities and current portion of long-term liabilities	$10,972	$8,692
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
The change in deferred revenue is as follows:

	Six Months Ended
	June 30,
	2020	2019
Deferred revenue:
Balance at beginning of period	$146	$96
Revenue deferred	585	335
Revenue recognized	(655)	(275)
Balance at end of period	$76	$156

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2020, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of June 30, 2020, short-term borrowings outstanding under the Revolving Line consisted of $4,329. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2020 was 3.5%.
As of December 31, 2019, we had no outstanding borrowings under the Revolving Line.
Paycheck Protection Program Loan
On April 25, 2020, we entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $796 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
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
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use the Loan amount for Qualifying Expenses and we intend to apply for forgiveness, however, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.
We have elected to account for the Loan as Debt under ASC 470. The Loan proceeds are included within other long-term liabilities, net of current portion in our condensed consolidated balance sheets and we recognize interest expense at 1% per annum within interest income (expense) and other, net in our condensed consolidated statements of operations.
At the Market Offering
On June 5, 2020, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which we may issue and sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $25,000, from time to time, through an "at the market" equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, Cowen may sell the shares by methods deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the Nasdaq Global Market or on any other existing trading market for the common stock or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. We pay Cowen a commission equal to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. The Sales Agreement may be terminated by us upon prior notice to Cowen or by Cowen upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We are not obligated to sell any shares under the Sales Agreement.

As of June 30, 2020 and during the three months ended June 30, 2020, we sold an aggregate of 803,528 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $2,474, and gross proceeds of approximately $2,812, and paid Cowen commissions and fees of approximately $144, and other expenses of $194. As of June 30, 2020, the remaining availability under the at the market offering is $22,188.

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of June 30, 2020 and December 31, 2019, all of our marketable securities are classified as available-for-sale, have contractual maturities of one year or less and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of June 30, 2020:
Corporate debt securities	$735	$7	$742
Commercial paper	250	—	250
	$985	$7	$992

As of December 31, 2019:
Commercial paper	$2,487	$—	$2,487
U.S. government treasury bills	2,249	1	2,250
Corporate debt securities	2,236	2	2,238
	$6,972	$3	$6,975

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
Level 1:Valuations based on quoted prices in active markets for identical assets and liabilities.
Level 2:Valuations based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:Valuations based on unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
As of June 30, 2020:
Assets:
Cash equivalents:
Money market funds	$13,897	$—	$—	$13,897
Short-term marketable securities:
Corporate debt securities	—	742	—	742
Commercial paper	—	250	—	250

As of December 31, 2019:
Assets:
Cash equivalents:
Money market funds	$1,307	$—	$—	$1,307
Short-term marketable securities:
U.S. government treasury bills	2,250	—	—	2,250
Commercial paper	—	2,487	—	2,487
Corporate debt securities	—	2,238	—	2,238
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
Total restructuring expense included in our statement of operations for the three and six month periods ended June 30, 2020 and 2019 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses — restructuring:
Employee severance and benefits	$—	$398	$592	$398
Total restructuring expense	$—	$398	$592	$398

During the three months ended June 30, 2020, we did not record any restructuring expense. During the six months ended June 30, 2020 we recorded $592 in restructuring expense related to the 2020 Plan. During the three and six months ended June 30, 2019, we recorded $398 in restructuring expense related to the 2019 Plan.

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2020:

	Balance as of December 31, 2019	Expensed	Payments	Balance as of June 30, 2020
Employee severance and benefits	$66	$592	$(658)	$—
Accrued costs related to restructuring	$66	$592	$(658)	$—

NOTE 5: LEASES
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; and ASU No. 2018-11, Targeted Improvements. The standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
We adopted the standard on January 1, 2019 and used the effective date as our date of initial application under the modified retrospective approach. Under the effective date method, financial information and disclosures prior to January 1, 2019 are not required to be restated.
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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 7 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost:	$676	$657	$1,323	$1,286

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,434	$1,339
Leased assets obtained in exchange for new operating lease liabilities	3,052	1,226
Weighted average remaining lease term (in years)	4.01	3.58
Weighted average discount rate	5.07%	5.75%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

Operating Lease Payments
Six months ending December 31, 2020	$1,148
Years ending December 31:
2021	2,221
2022	2,193
2023	1,211
2024	807
2025	294
Thereafter	370
Total operating lease payments	8,244
Less imputed interest	(834)
Total operating lease liabilities	$7,410

As of June 30, 2020, the Company had no operating lease liabilities that had not commenced.

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
The following table provides information about disaggregated revenue based on the preceding categories for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
IC sales	$8,840	$17,588	$21,958	$32,662
Engineering services, license and other	413	439	1,069	2,013
Total revenues	$9,253	$18,027	$23,027	$34,675
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

The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $210, which we expect to recognize ratably over the next 21 months.

NOTE 7: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income	$21	$85	$71	$185
Other income	37	53	81	97
Interest expense	(82)	(34)	(122)	(82)
Total interest income (expense) and other, net	$(24)	$104	$30	$200

NOTE 8: INCOME TAXES
The provision for income taxes during the 2020 and 2019 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $10 and $31 during the first six months of 2020 and 2019, respectively.
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
As of June 30, 2020 and December 31, 2019, the amount of our uncertain tax positions was a liability of $1,537 and $1,554, respectively, as well as a contra deferred tax asset of $1,244 and $1,100, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $79 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(6,552)	$(2,448)	$(11,951)	$(2,315)
Weighted average shares outstanding - basic and diluted	39,444	37,688	39,156	37,469
Net loss per share - basic and diluted	$(0.17)	$(0.06)	$(0.31)	$(0.06)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Employee equity incentive plans	4,023	3,423	3,979	3,353
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Japan	$7,515	$15,234	$16,001	$28,694
China	959	1,686	3,805	3,548
United States	433	623	2,099	1,337
Europe	185	71	190	104
Taiwan	161	380	899	899
Korea	—	33	33	93
	$9,253	$18,027	$23,027	$34,675

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Distributors:
All distributors	65%	45%	51%	36%
Distributor A	54%	37%	29%	30%
End customers: [1]
Top five end customers	73%	81%	61%	80%
End customer A	25%	45%	37%	50%
End customer B	14%	7%	7%	5%
End customer C	13%	7%	5%	5%
End customer D	11%	9%	6%	6%
End customer E	10%	12%	5%	14%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2020	December 31, 2019
Account X	63%	24%
Account Y	15%	42%
Account Z	—%	26%

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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of June 30, 2020, $463 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets and $339 is included in long-term liabilities, net of current portion in our condensed consolidated balance sheets.

NOTE 13: SUBSEQUENT EVENTS

On August 7, 2020, the Board of Directors (the “Board”) of the Company approved a restructuring plan to make the operation of the Company more efficient and which would result in an approximately 14% reduction in workforce, primarily in the areas of operations, research and development, sales, and marketing. The Board believes adoption of this restructuring plan will help streamline the Company’s operations and workforce, and more appropriately align the Company’s operating expenses with current revenue levels. The Company expects the restructuring to be substantially completed by the end of the third quarter ending September 30, 2020 and expects to incur total estimated restructuring charges of approximately $1,500 related to employee severance and benefits. The Company expects that these charges will largely be recorded in the third quarter of 2020.
As a result of the restructuring, the Company expects to realize annualized savings of approximately $3,200.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the Company’s restructuring plan, its expectations and estimates regarding the workforce reduction, the objectives of the restructuring plan and the timing thereof, amounts and timing of the charges and savings to be incurred in connection with the restructuring plan, and the potential impact of the restructuring plan; the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our obtaining forgiveness of our PPP loan in whole or in part; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry and risks related to our common stock, is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of June 30, 2020, we had an intellectual property portfolio of 345 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost and bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and six month periods ended June 30, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue, net	$9,253	$18,027	(49)%	$23,027	$34,675	(34)%

Net revenue decreased $8.8 million, or 49%, in the second quarter of 2020 compared to the second quarter of 2019 and decreased $11.6 million, or 34% in the first half of 2020 compared to the first half of 2019.
Revenue recorded in the second quarter of 2020 consisted of $8.8 million in revenue from the sale of integrated circuit ("IC") products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the second quarter of 2019 consisted of $17.6 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2020 consisted of $21.9 million in revenue from the sale of IC products and $1.1 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2019 consisted of $32.7 million in revenue from the sale of IC products and $2.0 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in both periods presented is primarily due to decreased unit sales into the digital projector and video delivery markets as a result of customers continuing to correct their inventory levels and the disruptions caused by COVID-19 to our revenue. The decrease in revenue related to engineering services, license revenue and other is primarily due to the recognition of license revenue during the first quarter of 2019.
We expect that the disruptions caused by COVID-19 to our revenue will continue into the second half of 2020.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2020 and 2019, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of revenue	2019	% of revenue	2020	% of revenue	2019	% of revenue
Direct product costs and related overhead [1]	$3,783	41%	$8,151	45%	$10,294	45%	$15,945	46%
Amortization of acquired intangible assets	298	3	298	2	596	3	596	2
Stock-based compensation	127	1	83	0	228	1	178	1
Inventory charges [2]	(4)	0	119	1	85	0	96	0
Inventory step-up and backlog amortization	—	0	—	0	—	0	12	0
Total cost of revenue	$4,204	45%	$8,651	48%	$11,203	49%	$16,827	49%
Gross profit	$5,049	55%	$9,376	52%	$11,824	51%	$17,848	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 55% in the second quarter of 2020 compared to 52% in the second quarter of 2019 and was 51% in the first half of 2020 compared to 51% in the first half of 2019. The increase in gross profit margin in the second quarter of 2020 compared to the second quarter of 2019 was primarily due to a more favorable mix of sales into the digital projector market. The consistent gross profit margin in the first half of 2020 compared to the first half of 2019 is primarily due to a more favorable mix of sales into the digital projector market offset by high margin license revenue recorded in the first half of 2019.
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
Research and development expense for the three and six month periods ended June 30, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Research and development	$6,314	$6,364	(1)%	$12,581	$12,836	(2)%
Research and development expense decreased $0.1 million, or 1% in the second quarter of 2020 compared to the second quarter of 2019 and decreased $0.3 million, or 2% in the first half of 2020 compared to the first half of 2019. The decreases in the 2020 periods compared to the 2019 periods were primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19. These decreases were partially offset by an increase in non-recurring engineering expense due to the timing of development activities.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six month periods ended June 30, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Selling, general and administrative	$5,156	$4,935	4%	$10,349	$10,395	0%
Selling, general and administrative expense increased $0.2 million, or 4%, in the second quarter of 2020 compared to the second quarter of 2019 and decreased $0.1 million, or 0% in the first half of 2020 compared to the first half of 2019. There were no individually significant increases or decreases contributing to the overall changes in the 2020 periods compared to the 2019 periods.

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
Restructuring expense for the three and six month periods ended June 30, 2020 and 2019, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Employee severance and benefits	$—	$398	$592	$398
Total restructuring expense	$—	$398	$592	$398
During the three months ended June 30, 2020, we did not record any restructuring expense. During the six months ended June 30, 2020 we recorded $0.6 million in restructuring expense related to the 2020 Plan. The 2020 Plan was complete in the first quarter of 2020 and we do not expect to incur any further expenses related to the 2020 Plan. During the three and six months ended June 30, 2019, we recorded $0.4 million in restructuring expense related to the 2019 Plan. The 2019 Plan was complete as of the second quarter of 2019.

On August 6, 2020, the Board approved an additional restructuring plan which would result in an approximately 14% reduction in workforce. For additional information, see “Note 13: Subsequent Events”.
Provision for income taxes
The provision for income taxes during the 2020 and 2019 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first half of 2020 and during the first half of 2019.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents increased $13.1 million to $20.4 million at June 30, 2020 from $7.3 million at December 31, 2019. Short-term marketable securities decreased $6.0 million to $1.0 million at June 30, 2020 from $7.0 million at December 31, 2019. The net increase in cash, cash equivalents and short-term marketable securities of $7.1 million during the first half of 2020 was the result of $4.3 million in proceeds from our short-term line of credit, $2.5 million in net proceeds from our "at the market" equity offering, $0.8 million in proceeds from a Paycheck Protection Program loan, $0.3 million in proceeds from the issuances of common stock under our employee equity incentive plans and $0.2 million provided by operating activities. These increases were partially offset by $0.6 million used for purchases of property and equipment and $0.3 million used for payments on other asset financings.
As of June 30, 2020, our cash, cash equivalents and short-term marketable securities balance consisted of $13.9 million in cash equivalents held in U.S. dollar denominated money market funds, $6.5 million in cash, $0.7 million in corporate debt securities and $0.3 million in commercial paper. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $5.9 million as of June 30, 2020 from $10.9 million as of December 31, 2019. The average number of days sales outstanding decreased to 58 days as of June 30, 2020 from 61 days as of December 31, 2019. The decrease in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2020, and the fourth quarter of 2019.
Inventories
Inventories were $4.8 million as of June 30, 2020 and $5.4 million at December 31, 2019. Inventory turnover decreased to 3.1 as of June 30, 2020 from 7.9 as of December 31, 2019 primarily due to lower cost of goods sold during the second quarter of 2020 compared to the fourth quarter of 2019. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of June 30, 2020, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of June 30, 2020, short-term borrowings outstanding under the Revolving Line consisted of $4.3 million. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2020 was 3.5%.
As of December 31, 2019, we had no outstanding borrowings under the Revolving Line.

Paycheck Protection Program Loan
On April 25, 2020, we entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $0.8 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
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
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use the Loan amount for Qualifying Expenses and we intend to apply for forgiveness, however, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.
At the Market Offering
On June 5, 2020, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which we may issue and sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $25 million from time to time, through an "at the market" equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, Cowen may sell the shares by methods deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the Nasdaq Global Market or on any other existing trading market for the common stock or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. We pay Cowen a commission equal to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. The Sales Agreement may be terminated by us upon prior notice to Cowen or by Cowen upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We are not obligated to sell any shares under the Sales Agreement.
As of June 30, 2020 and during the three months ended June 30, 2020, we sold an aggregate of 803,528 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $2.5 million, and gross proceeds of approximately $2.8 million and paid Cowen commissions and fees of approximately $0.1 million, and other expenses of $0.2 million. As of June 30, 2020, the remaining availability under the at the market offering is $22.2 million.
Liquidity
As of June 30, 2020, our cash, cash equivalents and short-term marketable securities balance of $21.4 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows. In addition, the impact of COVID-19 has affected our ability to pursue such financing arrangements and we are uncertain about when that will change.
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

Contractual Payment Obligations
Our contractual obligations for 2020 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 8, 2020. Our obligations for 2020 and beyond have not changed materially as of June 30, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Item 3.   Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.Controls and Procedures.
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

Item 1A.Risk Factors.
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
In each of 2020, 2019 and 2018, we executed restructuring plans to make the operation of the Company more efficient. While these restructuring plans were complete as of June 30, 2020, we may not be able to implement future restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs, in a timely manner, or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29%, 28% and 34% of revenue for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 61%, 77% and 82% of revenue for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. As of June 30, 2020 we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2019, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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

We face risks related to the Paycheck Protection Program loan, which could negatively impact our financial position.

We face risks related to the Paycheck Protection Program loan, which could negatively impact our financial position. On April 25, 2020, the Company entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $796,242 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan is evidenced by a promissory note (the “Note”) dated April 25, 2020, and matures 2 years from the disbursement date. The Note bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing 6 months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use the Loan amount for Qualifying Expenses and intends to apply for forgiveness, however, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. If forgiveness is not granted, the PPP Loan, in whole or in part, will need to be repaid by the Company, which could have an adverse effect on our future cash flows and financial position.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 91%, 95% and 98% of revenue for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
•outbreaks of health epidemics in China or other parts of Asia, including COVID-19;
•difficulties in managing international distributors and manufacturers due to varying time zones, languages and business customs;
•compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act;
•reduced or limited protection of our IP, particularly in software, which is more prone to design piracy;
•difficulties in collecting outstanding accounts receivable balances;
•changes in tax rates, tax laws and the interpretation of those laws;
•difficulties regarding timing and availability of export and import licenses;
•ensuring that we obtain complete and accurate information from our Asian operations to make proper disclosures in the United States;
•political and economic instability;
•difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable about our industry and products;
•changes in the regulatory environment in China, Japan, Taiwan and Korea that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;
•imposition of new tariffs, quotas, trade barriers and similar trade restrictions on our sales;
•varying employment and labor laws; and
•greater vulnerability to infrastructure and labor disruptions than in established markets.
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
The risk of natural disasters in the Pacific Rim region is significant. Natural disasters in countries where our manufacturers or customers are located could result in disruption of our manufacturers’ and customers’ operations, resulting in significant delays in shipment of, or significant reductions in orders for, our products. There can be no assurance that we can locate additional manufacturing capacity or markets on favorable terms, or find new customers, in a timely manner, if at all. Natural disasters in this region could also result in:
•reduced end user demand due to the economic impact of any natural disaster;
•a disruption to the global supply chain for products manufactured in areas affected by natural disasters that are included in products purchased either by us or by our customers;
•an increase in the cost of products that we purchase due to reduced supply; and
•other unforeseen impacts as a result of the uncertainty resulting from a natural disaster.

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
In addition to the inherent difficulty of designing complex integrated circuits, product development delays may result from:
•difficulties in hiring and retaining necessary technical personnel;
•difficulties in reallocating engineering resources and overcoming resource limitations;
•difficulties with contract manufacturers;
•changes to product specifications and customer requirements;
•changes to market or competitive product requirements; and
•unanticipated engineering complexities.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2020, we held 345 patents and had 12 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
IP claims could subject us to significant liability for damages and invalidate our proprietary rights. Responding to such claims, regardless of their merit, can be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay damages or royalties to a third-party and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. Any IP litigation or claims also could force us to do one or more of the following:
•stop selling products using technology that contains the allegedly infringing IP;
•attempt to obtain a license to the relevant IP, which may not be available on terms that are acceptable to us or at all;
•attempt to redesign those products that contain the allegedly infringing IP; or
•pay damages for past infringement claims that are determined to be valid or which are arrived at in settlement of such litigation or threatened litigation.
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
The daily trading volume of our common stock has historically been relatively low, although, in the three most recent years, trading volume increased compared to historical levels. As a result of the historically low volume, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:
•actual or anticipated fluctuations in our operating results;
•changes in or failure to meet expectations as to our future financial performance;
•changes in or failure to meet financial estimates of securities analysts;
•announcements by us or our competitors of technological innovations, design wins, contracts, standards, acquisitions or divestitures;
•the operating and stock price performance of other comparable companies;
•issuances or proposed issuances of equity, debt or other securities by us, or sales of securities by our security holders; and
•changes in market valuations of other technology companies.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. New equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. As of June 30, 2020, we had issued and sold 803,528 shares of our common stock pursuant to our “at the market” equity offering program, resulting in net proceeds to us of approximately $2.5 million. Shares of our common stock having a value of approximately $22.5 million remain available for sale under this program. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program will have a dilutive impact on our existing stockholders. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if our shareholders consider the merger, acquisition or change in management favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions:
•if the number of directors is fixed by the board at eight or more, our board of directors is divided into three classes serving staggered terms, which would make it more difficult for a group of shareholders to quickly replace a majority of directors;
•our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or to effect a change of control, commonly referred to as "blank check" preferred stock;
•members of our board of directors can be removed only for cause and at a meeting of shareholders called expressly for that purpose, by the vote of 75 percent of the votes then entitled to be cast for the election of directors;
•our board of directors may alter our bylaws without obtaining shareholder approval; and shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting;
•Oregon law permits our board to consider other factors beyond stockholder value in evaluating any acquisition offer (so-called "expanded constituency" provisions); and
•a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

Item 6.Exhibits.

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

10.1
Amendment No. 9 to the Loan and Security Agreement, between Pixelworks, Inc. and Silicon Valley Bank, dated April 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2020).

10.2	Promissory Note between the Company and Silicon Valley Bank dated April 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.3	Sales Agreement, dated June 5, 2020, between Pixelworks, Inc. and Cowen and Company, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 5, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	August 10, 2020	/s/ Elias N. Nader
Elias N. Nader Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)