Form 10-Q
period 2020-09-30
PIXELWORKS, INC
filed 2020-11-06
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 42,036,203 as of October 30, 2020

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
    The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. Our China offices were the first to be impacted, in late January and most of February, but as our China team slowly came back from the COVID-19 disruption, we enabled all critical functions, from integrated circuit development to sales to algorithm and software development, to work remotely through virtual workspaces. Since the beginning of March, our Shanghai and Shenzhen offices have reopened and are at full staffing. Our offices and supply chain partners in Taiwan are fully functional and have not gone on lock down. As of today, our offices in Japan and North America are currently operating in office and remotely and are fully functional.

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
•Our CEO and the CFO have taken a 10% base salary reduction
•Our Board of Directors have agreed to take Restricted Stock Units (RSUs) in lieu of their director fees for the full year of 2020
•Our Executive staff have reduced their base salary by 10% in exchange for RSUs
•The Executive Bonus Program for 2020 has been eliminated
•Annual Merit increases for all employees were delayed by one quarter
•Hiring has been put on hold other than a few critical hiring requisitions
•For the second and third quarter, all employees were given the opportunity to exchange up to 10% of their quarterly base salary for RSUs
•Adopted a restructuring plan that resulted in an approximately 14% reduction in our workforce
The impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, including additional cost-saving measures, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,062	$7,257
Short-term marketable securities	735	6,975
Accounts receivable, net	5,417	10,915
Inventories	3,895	5,401
Prepaid expenses and other current assets	1,685	1,689
Total current assets	27,794	32,237
Property and equipment, net	5,631	4,608
Operating lease right-of-use assets	6,943	5,434
Other assets, net	1,187	1,267
Acquired intangible assets, net	1,581	2,704
Goodwill	18,407	18,407
Total assets	$61,543	$64,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$687	$818
Accrued liabilities and current portion of long-term liabilities	9,649	8,692
Short-term line of credit	3,954	—
Current portion of income taxes payable	5	164
Total current liabilities	14,295	9,674
Long-term liabilities, net of current portion	1,982	982
Operating lease liabilities, net of current portion	5,304	4,212
Income taxes payable, net of current portion	2,368	2,260
Total liabilities	23,949	17,128
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	446,278	436,122
Accumulated other comprehensive income	11	12
Accumulated deficit	(408,695)	(388,605)
Total shareholders’ equity	37,594	47,529
Total liabilities and shareholders’ equity	$61,543	$64,657
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$8,190	$18,057	$31,217	$52,732
Cost of revenue (1)	4,214	8,710	15,417	25,537
Gross profit	3,976	9,347	15,800	27,195
Operating expenses:
Research and development (2)	6,062	6,458	18,643	19,294
Selling, general and administrative (3)	4,621	5,333	14,970	15,728
Restructuring	1,430	—	2,022	398
Total operating expenses	12,113	11,791	35,635	35,420
Loss from operations	(8,137)	(2,444)	(19,835)	(8,225)
Interest income (expense) and other, net	(28)	70	2	270
Gain on sale of patents	—	—	—	3,905
Total other income (expense), net	(28)	70	2	4,175
Loss before income taxes	(8,165)	(2,374)	(19,833)	(4,050)
Provision (benefit) for income taxes	(26)	(68)	257	571
Net loss	$(8,139)	$(2,306)	$(20,090)	$(4,621)
Net loss per share - basic and diluted	$(0.20)	$(0.06)	$(0.51)	$(0.12)
Weighted average shares outstanding - basic and diluted	40,766	38,086	39,697	37,677

(1) Includes:
Amortization of acquired intangible assets	298	298	894	894
Restructuring	166	—	166	—
Stock-based compensation	117	89	345	267
Inventory step-up and backlog amortization	—	—	—	12

(2) Includes stock-based compensation	820	570	2,274	1,934

(3) Includes:
Stock-based compensation	913	839	3,296	2,651
Amortization of acquired intangible assets	76	76	228	236
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8,139)	$(2,306)	$(20,090)	$(4,621)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(2)	(1)	(1)	6
Total comprehensive loss	$(8,141)	$(2,307)	$(20,091)	$(4,615)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,090)	$(4,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,915	4,852
Depreciation and amortization	2,754	2,824
Amortization of acquired intangible assets	1,122	1,130
Reversal of uncertain tax positions	(10)	(31)
Accretion on short-term marketable securities	(6)	(77)
Deferred income tax benefit	4	—
Gain on sale of marketable securities	(4)	—
Gain on sale of patents	—	(3,905)
Inventory step-up and backlog amortization	—	12
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	5,498	(1,875)
Inventories	1,506	(191)
Prepaid expenses and other current and long-term assets, net	2,025	1,525
Accounts payable	(162)	189
Accrued current and long-term liabilities	(1,742)	(2,877)
Income taxes payable	(41)	93
Net cash used in operating activities	(3,231)	(2,952)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term marketable securities	7,748	8,150
Purchases of property and equipment	(2,376)	(2,232)
Purchases of short-term marketable securities	(1,500)	(8,679)
Purchases of licensed technology	(152)	(521)
Proceeds from sale of patents	—	4,250
Payment associated with sale of patents	—	(345)
Net cash provided by investing activities	3,720	623
Cash flows from financing activities:
Proceeds from line of credit	3,954	—
Net proceeds from "at the market" equity offering	3,641	—
Proceeds from Paycheck Protection Program loan	796	—
Payments on asset financings	(675)	(589)
Proceeds from issuance of common stock under employee equity incentive plans	600	570
Net cash provided by (used in) financing activities	8,316	(19)
Net increase (decrease) in cash and cash equivalents	8,805	(2,348)
Cash and cash equivalents, beginning of period	7,257	17,944
Cash and cash equivalents, end of period	$16,062	$15,596

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$280	$509
Cash paid during the period for interest	172	110
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	1,392	—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2020	Shares	Amount
Balance as of December 31, 2019	38,434,488	$436,122	$12	$(388,605)	$47,529
Stock issued under employee equity incentive plans	815,375	325	—	—	325
Stock-based compensation expense	—	1,822	—	—	1,822
Unrealized loss on available for sale securities	—	—	(6)	—	(6)
Net loss	—	—	—	(5,399)	(5,399)
Balance as of March 31, 2020	39,249,863	$438,269	$6	$(394,004)	$44,271
"At the market" equity offering	803,528	2,474	—	—	2,474
Stock issued under employee equity incentive plans	167,100	12	—	—	12
Stock-based compensation expense	—	2,243	—	—	2,243
Unrealized gain on available for sale securities	—	—	7	—	7
Net loss	—	—	—	(6,552)	(6,552)
Balance as of June 30, 2020	40,220,491	$442,998	$13	$(400,556)	$42,455
"At the market" equity offering	570,989	1,167			1,167
Stock issued under employee equity incentive plans	745,878	263	—	—	263
Stock-based compensation expense	—	1,850	—	—	1,850
Unrealized loss on available for sale securities	—	—	(2)	—	(2)
Net loss	—	—	—	(8,139)	(8,139)
Balance as of September 30, 2020	41,537,358	$446,278	$11	$(408,695)	$37,594

2019
Balance as of December 31, 2018	36,937,458	$428,903	$15	$(379,528)	$49,390
Stock issued under employee equity incentive plans	605,911	315	—	—	315
Stock-based compensation expense	—	1,689	—	—	1,689
Unrealized gain on available for sale securities	—	—	4	—	4
Net income	—	—	—	133	133
Balance as of March 31, 2019	37,543,369	$430,907	$19	$(379,395)	$51,531
Stock issued under employee equity incentive plans	290,422	—	—	—	—
Stock-based compensation expense	—	1,665	—	—	1,665
Unrealized gain on available for sale securities	—	—	3	—	3
Net loss	—	—	—	(2,448)	(2,448)
Balance as of June 30, 2019	37,833,791	$432,572	$22	$(381,843)	$50,751
Stock issued under employee equity incentive plans	487,820	255	—	—	255
Stock-based compensation expense	—	1,498	—	—	1,498
Unrealized loss on available for sale securities	—	—	(1)	—	(1)
Net loss	—	—	—	(2,306)	(2,306)
Balance as of September 30, 2019	38,321,611	$434,325	$21	$(384,149)	$50,197
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
As of September 30, 2020, we had an intellectual property portfolio of 344 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2020 and 2019 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2019 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2020, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month and nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2020.

Recent Accounting Pronouncements
In December 2019, the Financial Accounting Starndards Board ("FASB") issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021, and early adoption is permitted. We are evaluating the impact that the adoption of ASU 2019-12 will have on our financial position, results of operations and cash flows.
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
Accounts receivable consists of the following:

	September 30, 2020	December 31, 2019
Accounts receivable, gross	$5,444	$10,938
Less: allowance for doubtful accounts	(27)	(23)
Accounts receivable, net	$5,417	$10,915

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2020	2019
Balance at beginning of period	$23	$21
Additions charged (reductions credited)	4	36
Balance at end of period	$27	$57

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2020	December 31, 2019
Finished goods	$1,640	$1,630
Work-in-process	2,255	3,771
Inventories	$3,895	$5,401

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
Gross carrying amount	$26,373	$22,866
Less: accumulated depreciation and amortization	(20,742)	(18,258)
Property and equipment, net	$5,631	$4,608

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	September 30, 2020	December 31, 2019
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(5,149)	(4,026)
Acquired intangible assets, net	$1,581	$2,704

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.
Amortization expense for intangible assets was $374 and $1,122 for the three and nine months ended September 30, 2020, respectively, $298 and $894 were included in cost of revenue for the three and nine months ended September 30, 2020, respectively, and $76 and $228 were included in selling, general and administrative for the three and nine months ended September 30, 2020, respectively, in the condensed consolidated statements of operations. As of September 30, 2020, future estimated amortization expense is as follows:

Three months ending December 31:
2020	$374
Years ending December 31:
2021	1,117
2022	90
$1,581
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the nine months ended September 30, 2020.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the nine months ended September 30, 2020. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued payroll and related liabilities	$3,097	$3,440
Operating lease liabilities, current	1,939	1,545
Accrued costs related to restructuring	1,132	66
Current portion of accrued liabilities for asset financings	880	483
Accrued commissions and royalties	525	663
Accrued interest payable	423	397
Deferred revenue	10	146
Other	1,643	1,952
Accrued liabilities and current portion of long-term liabilities	$9,649	$8,692
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
The change in deferred revenue is as follows:

	Nine Months Ended
	September 30,
	2020	2019
Deferred revenue:
Balance at beginning of period	$146	$96
Revenue deferred	645	401
Revenue recognized	(781)	(365)
Balance at end of period	$10	$132

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
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2020, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of September 30, 2020, short-term borrowings outstanding under the Revolving Line consisted of $3,954. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2020 was 3.5%.
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
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company has used the Loan amount for Qualifying Expenses and we have applied for forgiveness, however, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.
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

During the nine months ended September 30, 2020, we sold an aggregate of 1,374,517 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $3,641, and gross proceeds of approximately $4,071, and paid Cowen commissions and fees of approximately $172, and other expenses of $258. As of September 30, 2020, the remaining availability under the at the market offering is $20,929.

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of September 30, 2020 and December 31, 2019, all of our marketable securities are classified as available-for-sale, have contractual maturities of one year or less and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of September 30, 2020:
Corporate debt securities	$737	$(2)	$735
	$737	$(2)	$735

As of December 31, 2019:
Commercial paper	$2,487	$—	$2,487
U.S. government treasury bills	2,249	1	2,250
Corporate debt securities	2,236	2	2,238
	$6,972	$3	$6,975

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
As of September 30, 2020:
Assets:
Cash equivalents:
Money market funds	$9,427	$—	$—	$9,427
Short-term marketable securities:
Corporate debt securities	—	735	—	735

As of December 31, 2019:
Assets:
Cash equivalents:
Money market funds	$1,307	$—	$—	$1,307
Short-term marketable securities:
U.S. government treasury bills	2,250	—	—	2,250
Commercial paper	—	2,487	—	2,487
Corporate debt securities	—	2,238	—	2,238
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

NOTE 4: RESTRUCTURINGS
In August 2020, we executed a restructuring plan to make the operation of the Company more efficient (the "August 2020 Plan"). The August 2020 Plan included an approximately 14% reduction in workforce, primarily in the areas of operations, research and development, sales and marketing.
In January 2020, we executed a restructuring plan to make the operation of the Company more efficient (the "January 2020 Plan"). The January 2020 Plan included an approximately 4% reduction in workforce, primarily in the areas of research and development and sales.
In June 2019, we executed a restructuring plan to make the operation of the Company more efficient (the "2019 Plan"). The 2019 Plan included an approximately 2% reduction in workforce, primarily in the areas of sales and operations.
Total restructuring expense included in our statement of operations for the three and nine month periods ended September 30, 2020 and 2019 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue — restructuring:
Employee severance and benefits	$166	$—	$166	$—
	166	—	166	—

Operating expenses — restructuring:
Employee severance and benefits	$1,430	$—	$2,022	$398
	1,430	—	2,022	398
Total restructuring expense	$1,596	$—	$2,188	$398

During the three months ended September 30, 2020, we recorded $1,596 in restructuring expense related to the August 2020 Plan. During the nine months ended September 30, 2020 we recorded $1,596 in restructuring expense related to the August 2020 Plan and $592 in restructuring expense related to the January 2020 Plan. During the three months ended September 30, 2019, we did not record any restructuring expense. During the nine months ended September 30, 2019, we recorded $398 in restructuring expense related to the 2019 Plan.

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2020:

	Balance as of December 31, 2019	Expensed	Payments	Balance as of September 30, 2020
Employee severance and benefits	$66	$2,188	$(1,122)	$1,132
Accrued costs related to restructuring	$66	$2,188	$(1,122)	$1,132

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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 7 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost:	$702	$646	$2,024	$1,931

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,139	$1,993
Leased assets obtained in exchange for new operating lease liabilities	3,267	1,226
Weighted average remaining lease term (in years)	3.93	3.51
Weighted average discount rate	5.06%	5.75%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

Operating Lease Payments
Three months ending December 31, 2020	$520
Years ending December 31:
2021	2,317
2022	2,291
2023	1,273
2024	859
2025	346
Thereafter	434
Total operating lease payments	8,040
Less imputed interest	(797)
Total operating lease liabilities	$7,243

As of September 30, 2020, the Company had no operating lease liabilities that had not commenced.

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
The following table provides information about disaggregated revenue based on the preceding categories for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
IC sales	$7,968	$17,690	$29,926	$50,352
Engineering services, license and other	222	367	1,291	2,380
Total revenues	$8,190	$18,057	$31,217	$52,732
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

The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $180, which we expect to recognize ratably over the next 18 months.

NOTE 7: INTEREST INCOME (EXPENSE) AND OTHER, NET
Interest income (expense) and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income	$9	$75	$81	$261
Other income	34	35	114	132
Interest expense	(71)	(40)	(193)	(123)
Total interest income (expense) and other, net	$(28)	$70	$2	$270

NOTE 8: INCOME TAXES
The provision for income taxes during the 2020 and 2019 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $10 and $31 during the first nine months of 2020 and 2019, respectively.
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
As of September 30, 2020 and December 31, 2019, the amount of our uncertain tax positions was a liability of $1,601 and $1,554, respectively, as well as a contra deferred tax asset of $1,254 and $1,100, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $79 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(8,139)	$(2,306)	$(20,090)	$(4,621)
Weighted average shares outstanding - basic and diluted	40,766	38,086	39,697	37,677
Net loss per share - basic and diluted	$(0.20)	$(0.06)	$(0.51)	$(0.12)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Employee equity incentive plans	3,732	3,203	3,836	3,277
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Japan	$5,296	$14,119	$21,297	$42,814
China	2,045	2,562	5,850	6,110
United States	384	694	2,483	2,031
Korea	275	15	308	108
Taiwan	120	667	1,019	1,565
Europe	70	—	260	104
	$8,190	$18,057	$31,217	$52,732

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Distributors:
All distributors	50%	48%	51%	42%
Distributor A	24%	31%	28%	30%
End customers: [1]
Top five end customers	68%	76%	61%	78%
End customer A	40%	46%	38%	49%
End customer B	10%	12%	6%	14%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2020	December 31, 2019
Account X	35%	24%
Account Y	39%	42%
Account Z	7%	26%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2020, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of September 30, 2020, $474 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets and $302 is included in long-term liabilities, net of current portion in our condensed consolidated balance sheets.

NOTE 13: SUBSEQUENT EVENT
On October 19, 2020, we entered into a Securities Purchase Agreement with MTM-Xinhe Investment Limited, a British Virgin Islands company (the “Investor”), pursuant to which we agreed to issue and sell in a private placement 3,200,000 shares of the our common stock, par value $0.001 per share, to the Investor at a purchase price of $2.071 per share, for gross proceeds to us of approximately $6,600 (the “Private Placement”). Subject to the fulfillment of certain conditions, the Private Placement is expected to close in November 2020.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the Company’s restructuring plan, its expectations and estimates regarding the workforce reduction, the objectives of the restructuring plan and the timing thereof, amounts and timing of the charges and savings to be incurred in connection with the restructuring plan, and the potential impact of the restructuring plan; the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; the Private Placement; our obtaining forgiveness of our PPP loan in whole or in part; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, risks related to the Private Placement, including whether the Company will be able to close the Private Placement on the expected timeline or at all and whether the Company will be able to realize the full amount of estimated proceeds from the Private Placement or in the timeframe expected risks related to the Private Placement, including whether the Company will be able to close the Private Placement on the expected timeline or at all and whether the Company will be able to realize the full amount of estimated proceeds from the Private Placement or in the timeframe expected and risks related to our common stock, is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. We also took certain actions in response to the pandemic, which are set forth above in “Note Regarding COVID-19.”
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
As of September 30, 2020, we had an intellectual property portfolio of 344 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost and bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine month periods ended September 30, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue, net	$8,190	$18,057	(55)%	$31,217	$52,732	(41)%

Net revenue decreased $9.9 million, or 55%, in the third quarter of 2020 compared to the third quarter of 2019 and decreased $21.5 million, or 41% in the first nine months of 2020 compared to the first nine months of 2019.
Revenue recorded in the third quarter of 2020 consisted of $8.0 million in revenue from the sale of integrated circuit ("IC") products and $0.2 million in revenue related to engineering services, license revenue and other. Revenue recorded in the third quarter of 2019 consisted of $17.7 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2020 consisted of $29.9 million in revenue from the sale of IC products and $1.3 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2019 consisted of $50.3 million in revenue from the sale of IC products and $2.4 million in revenue related to engineering services, license revenue and other.
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
We expect that the disruptions caused by COVID-19 to our revenue will continue into the fourth quarter of 2020.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2020 and 2019, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of revenue	2019	% of revenue	2020	% of revenue	2019	% of revenue
Direct product costs and related overhead [1]	$3,638	44%	$8,317	46%	$13,932	45%	$24,262	46%
Amortization of acquired intangible assets	298	4	298	2	894	3	894	2
Restructuring	166	2	—	0	166	1	—	0
Stock-based compensation	117	1	89	0	345	1	267	1
Inventory charges [2]	(5)	0	6	0	80	0	102	0
Inventory step-up and backlog amortization	—	0	—	0	—	0	12	0
Total cost of revenue	$4,214	51%	$8,710	48%	$15,417	49%	$25,537	48%
Gross profit	$3,976	49%	$9,347	52%	$15,800	51%	$27,195	52%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 49% in the third quarter of 2020 compared to 52% in the third quarter of 2019 and was 51% in the first nine months of 2020 compared to 52% in the first nine months of 2019.
The decrease in gross profit margin in the third quarter of 2020 compared to the third quarter of 2019 was primarily due to less absorption of fixed overhead costs and one-time restructuring charges, partially offset by a more favorable mix of sales into the digital projector market.
The decrease in gross profit margin in the first nine months of 2020 compared to the first nine months of 2019 is primarily due to less absorption of fixed overhead costs and high margin license revenue recorded in the first nine months of 2019, partially offset by a more favorable mix of sales into the digital projector market.

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
Research and development expense for the three and nine month periods ended September 30, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Research and development	$6,062	$6,458	(6)%	$18,643	$19,294	(3)%
Research and development expense decreased $0.4 million, or 6% in the third quarter of 2020 compared to the third quarter of 2019 and decreased $0.7 million, or 3% in the first nine months of 2020 compared to the first nine months of 2019. The decreases in the 2020 periods compared to the 2019 periods were primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19. These decreases were partially offset by an increase in non-recurring engineering expense due to the timing of development activities.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine month periods ended September 30, 2020 and 2019, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Selling, general and administrative	$4,621	$5,333	(13)%	$14,970	$15,728	(5)%
Selling, general and administrative expense decreased $0.7 million, or 13%, in the third quarter of 2020 compared to the third quarter of 2019, which was primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19 as well as due to severance expense associated with the resignation of our former Chief Financial Officer in the third quarter of 2019.
Selling, general and administrative expense decreased $0.8 million, or 5% in the first nine months of 2020 compared to the first nine months of 2019, which was primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19 as well due to severance expense associated with the resignation of our former Chief Financial Officer in the third quarter of 2019. These decreases were partially offset by an increase in stock-based compensation expense due to the timing of awards granted.
Restructurings
In August 2020, we executed a restructuring plan to make the operation of the Company more efficient (the "August 2020 Plan"). The August 2020 Plan included an approximately 14% reduction in workforce, primarily in the areas of operations, research and development, sales and marketing.
In January 2020, we executed a restructuring plan to make the operation of the Company more efficient (the "January 2020 Plan"). The January 2020 Plan included an approximately 4% reduction in workforce, primarily in the areas of research and development and sales.
In June 2019, we executed a restructuring plan to make the operation of the Company more efficient (the "2019 Plan"). The 2019 Plan included an approximately 2% reduction in workforce, primarily in the areas of sales and operations.
Restructuring expense for the three and nine month periods ended September 30, 2020 and 2019, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Employee severance and benefits	$1,596	$—	$2,188	$398
Total restructuring expense	$1,596	$—	$2,188	$398

Included in cost of revenue	$166	$—	$166	$—
Included in operating expenses	1,430	—	2,022	398
During the three months ended September 30, 2020, we recorded $1.6 million in restructuring expense related to the August 2020 Plan. During the nine months ended September 30, 2020 we recorded $1.6 million in restructuring expense related to the August 2020 Plan and $0.6 million in restructuring expense related to the January 2020 Plan. The January 2020 Plan was complete in the first quarter of 2020 and we do not expect to incur any further expenses related to the January 2020 Plan. As we continue to implement the August 2020 Plan, we expect to incur $0.1 million additional restructuring charges over the remainder of 2020. During the three months ended September 30, 2019, we did not record any restructuring expense. During the nine months ended September 30, 2019, we recorded $0.4 million in restructuring expense related to the 2019 Plan. The 2019 Plan was complete as of the second quarter of 2019.
Provision for income taxes
The provision for income taxes during the 2020 and 2019 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first nine months of 2020 and during the first nine months of 2019.

Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents increased $8.8 million to $16.1 million at September 30, 2020 from $7.3 million at December 31, 2019. Short-term marketable securities decreased $6.2 million to $0.7 million at September 30, 2020 from $7.0 million at December 31, 2019. The net increase in cash, cash equivalents and short-term marketable securities of $2.6 million during the first nine months of 2020 was the result of $4.0 million in proceeds from our short-term line of credit, $3.6 million in net proceeds from our "at the market" equity offering, $0.8 million in proceeds from a Paycheck Protection Program loan and $0.6 million in proceeds from the issuances of common stock under our employee equity incentive plans. These increases were partially offset by $3.2 million used in operating activities, $2.5 million used for purchases of property and equipment and licensed technology and $0.7 million used for payments on other asset financings.
As of September 30, 2020, our cash, cash equivalents and short-term marketable securities balance consisted of $9.4 million in cash equivalents held in U.S. dollar denominated money market funds, $6.7 million in cash and $0.7 million in corporate debt securities. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $5.4 million as of September 30, 2020 from $10.9 million as of December 31, 2019. The average number of days sales outstanding decreased to 60 days as of September 30, 2020 from 61 days as of December 31, 2019. The decrease in accounts receivable was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2020, and the fourth quarter of 2019.
Inventories
Inventories were $3.9 million as of September 30, 2020 and $5.4 million at December 31, 2019. Inventory turnover decreased to 3.3 as of September 30, 2020 from 7.9 as of December 31, 2019 primarily due to lower cost of goods sold during the third quarter of 2020 compared to the fourth quarter of 2019. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
The Revolving Loan Agreement contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of September 30, 2020, we were in compliance with all of the terms of the Revolving Loan Agreement.
As of September 30, 2020, short-term borrowings outstanding under the Revolving Line consisted of $4.0 million. As of December 31, 2019, we had no outstanding borrowings under the Revolving Line.

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
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company has used the Loan amount for Qualifying Expenses and we have applied for forgiveness, however, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.
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
During the nine months ended September 30, 2020, we sold an aggregate of 1,374,517 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $3.6 million, and gross proceeds of approximately $4.1 million and paid Cowen commissions and fees of approximately $0.2 million, and other expenses of $0.3 million. As of September 30, 2020, the remaining availability under the at the market offering is $20.9 million.
Private Placement
On October 19, 2020, we entered into a Securities Purchase Agreement with MTM-Xinhe Investment Limited, a British Virgin Islands company pursuant to which the we agreed to issue and sell in a private placement 3,200,000 shares of the our common stock at a purchase price of $2.071 per share, for gross proceeds to us of approximately $6.6 million (the “Private Placement”). Subject to the fulfilment of certain closing conditions, the Private Placement is expected to close in November 2020.
Liquidity
As of September 30, 2020, our cash, cash equivalents and short-term marketable securities balance of $16.8 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows. In addition, the impact of COVID-19 has affected our ability to pursue such financing arrangements and we are uncertain about when that will change.
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

Contractual Payment Obligations
Our contractual obligations for 2020 and beyond are included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 8, 2020. Our obligations for 2020 and beyond have not changed materially as of September 30, 2020.
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
In response to the COVID-19 pandemic, many state governments in the U.S., including California where our corporate headquarters are, issued restrictive orders, including “shelter in place” or “stay at home” orders, that restricted its residents from leaving their homes or returning to work. At Pixelworks, our offices in Japan and North America are currently operating in office and remotely. The potential future impact of any “stay at home” orders or other similar COVID-related restraints on movement, may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. We face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration. Additionally, our sales team may not be able to make sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic as they juggle varying competing interests. Also, our ability to make in-person sales calls may be affected in areas with stay at home orders or other restrictions in place, which may, in turn, affect our revenues.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 28%, 28% and 34% of revenue for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 61%, 77% and 82% of revenue for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. As of September 30, 2020 we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2019, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019 and April 17, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. As of September 30, 2020 short-term borrowings outstanding under the Revolving Line consisted of $4.0 million. The Revolving Line has a maturity date of December 27, 2020. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements; however, all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure you that we will be in compliance with these conditions, covenants and representations when we may need to borrow additional funds under this facility, nor can we assure you that the bank will consent to such borrowings, in which case we may need to seek alternative sources of funding, which may not be available quickly or which may be available only on less favorable terms. Our inability to raise the necessary funding in the event we need it could negatively affect our business. In addition, the amount available to us under this facility depends in part on our accounts receivable balance which could decrease due to a decrease in revenue.
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
We face risks related to the Paycheck Protection Program loan, which could negatively impact our financial position. On April 25, 2020, the Company entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $796,242 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan is evidenced by a promissory note (the “Note”) dated April 25, 2020, and matures 2 years from the disbursement date. The Note bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing 6 months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company has used the Loan amount for Qualifying Expenses and has applied for forgiveness, however, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. If forgiveness is not granted, the PPP Loan, in whole or in part, will need to be repaid by the Company, which could have an adverse effect on our future cash flows and financial position. Additionally, the Note contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. In the event of the occurrence of an event of default, the Lender may require immediate repayment of all amounts outstanding under the Note, which may have an adverse effect on our future cash flows and financial position.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 92%, 95% and 98% of revenue for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
We have, and expect to continue to have, significant operations in China. The economy of China differs from the economies of many countries in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and our results of operations and financial position may be harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, if China were to take action against the United States in response to actual or perceived political or economic threats or changes in policy, such as the detainment of Americans traveling on business, our operations could be adversely affected.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Egis Technology Inc., Hisilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatek Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Renesas Electronics America Inc., Socionext Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc Communications, Inc., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2020, we held 344 patents and had 12 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, on October 19, 2020, we entered into a Securities Purchase Agreement with MTM-Xinhe Investment Limited, a British Virgin Islands company pursuant to which we agreed to issue and sell in a private placement 3,200,000 shares of common stock at a purchase price of $2.071 per share, for gross proceeds of approximately $6.6 million (the “Private Placement”). The issuance and sale of the shares in the Private Placement will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. As of September 30, 2020, we had issued and sold 1,374,517 shares of our common stock pursuant to our “at the market” equity offering program, resulting in net proceeds to us of approximately $3.6 million. Shares of our common stock having a value of approximately $20.9 million remain available for sale under this program. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program will have a dilutive impact on our existing stockholders. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
Any issuance by us or sales of our securities by our security holders, including by any of our affiliates, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities. For example, a number of shareholders own significant blocks of our common stock. If one or more of these large shareholders were to sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the prevailing market price of our common stock could be negatively affected. This could result in further potential dilution to our existing shareholders and the impairment of our ability to raise capital through the sale of equity, debt or other securities.
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

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares. As of September 20, 2020, we were in compliance with these listing requirements. However, as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

10.1
Securities Purchase Agreement dated October 19, 2020, between the Company and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed on October 22, 2020).

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

PIXELWORKS, INC.

Dated:	November 6, 2020	/s/ Elias N. Nader
Elias N. Nader Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)