Form 10-K
period 2020-12-31
PIXELWORKS, INC
filed 2021-03-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2020 was $115,004,218 based on the closing price of $3.23 per share of common stock on the Nasdaq Global Market on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 5, 2021: 52,212,421
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2020.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2020, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Our business is subject to the following principal risks and uncertainties:

•The ongoing effects of the COVID-19 pandemic could disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
•The continued uncertain global economic environment and volatility in global credit and financial markets could materially and adversely affect our business and results of operations.
•If we fail to meet the evolving needs of our markets, identify new products, services or technologies, or successfully compete in our target markets, our revenue and financial results will be adversely impacted.
•Our product strategy may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
•Achieving design wins involves lengthy competitive selection processes that require us to incur significant expenditures prior to generating any revenue or without any guarantee of any revenue related to this business. If we fail to generate revenue after incurring substantial expenses to develop our products, our business and operating results would suffer.
•If we fail to retain or attract the specialized technical and management personnel required to successfully operate our business, it could harm our business and may result in lost sales and diversion of management resources.
•We have significantly fewer financial resources than most of our competitors, which limits our ability to implement new products or enhancements to our current products, which in turn could adversely affect our future sales and financial condition.
•If we are not profitable in the future, we may be unable to continue our operations.
•A significant amount of our revenue comes from a limited number of customers and distributors exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
•We generally do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.
•Our revenue and operating results can fluctuate from period to period, which could cause our share price to decline.
•If we are unable to generate sufficient cash from operations and are forced to seek additional financing alternatives our working capital may be adversely affected and our shareholders may experience dilution or our operations may be impaired.
•We license our intellectual property, which exposes us to risks of infringement or misappropriation, and may cause fluctuations in our operating results.
•We face a number of risks as a result of the concentration of our operations and customers in Asia.
•Our operations in Asia expose us to heightened risks due to natural disasters.
•We face additional risks associated with our operations in China and our results of operations and financial position may be harmed by changes in China's political, economic or social conditions or changes in U.S.-China relations.
•Our international operations expose us to risks resulting from the fluctuations of foreign currencies.
•If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially and adversely affected.
•Our dependence on selling to distributors and integrators increases the complexity of managing our supply chain and may result in excess inventory or inventory shortages.
•We may be unable to successfully manage any future growth, including the integration of any acquisition or equity investment, which could disrupt our business and severely harm our financial condition.
•Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.
•Regulations related to conflict minerals may adversely impact our business.
•Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to possible shortages based on low manufacturing yield, errors in manufacturing, uncontrollable lead-times for manufacturing, capacity allocation, price increases with little notice, volatile inventory levels and delays in product delivery, any of which could result in delays in satisfying customer demand, increased costs and loss of revenue.

•Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects could result in increased costs, delays in the availability of our products, reduced sales of products or claims against us.
•The development of new products is extremely complex and we may be unable to develop our new products in a timely manner, which could result in a failure to obtain new design wins and/or maintain our current revenue levels.
•Intense competition in our markets may reduce sales of our products, reduce our market share, decrease our gross profit and result in large losses.
•If we are not able to respond to the rapid technological changes and evolving industry standards in the markets in which we compete, or seek to compete, our products may become less desirable or obsolete.
•We use a customer-owned tooling process for manufacturing most of our products, which exposes us to the possibility of poor yields and unacceptably high product costs.
•We depend on manufacturers of our semiconductor products not only to respond to changes in technology and industry standards but also to continue the manufacturing processes on which we rely.
•Shortages of materials used in the manufacturing of our products and other key components of our customers’ products may increase our costs, impair our ability to ship our products on time and delay our ability to sell our products.
•Because of our long product development process and sales cycles, we may incur substantial costs before we earn associated revenue and ultimately may not sell as many units of our products as we originally anticipated.
•Our developed software may be incompatible with industry standards and challenging and costly to implement, which could slow product development or cause us to lose customers and design wins.
•The competitiveness and viability of our products could be harmed if necessary licenses of third-party technology are not available to us on terms that are acceptable to us or at all.
•Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.
•Our products are characterized by average selling prices that can decline over relatively short periods of time, which will negatively affect our financial results unless we are able to reduce our product costs or introduce new products with higher average selling prices.
•The cyclical nature of the semiconductor industry may lead to significant variances in the demand for our products and could harm our operations.
•The price of our common stock has and may continue to fluctuate substantially.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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
    The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. Our China offices were the first to be impacted, but as our China team slowly came back from the COVID-19 disruption, we enabled all critical functions, from integrated circuit development to sales to algorithm and software development, to work remotely through virtual workspaces. Our Shanghai and Shenzhen offices are at full staffing. Our offices and supply chain partners in Taiwan are fully functional and have not gone on lock down. As of today, our offices in Japan and North America are currently operating in office and remotely and are fully functional.

COVID-19 may also affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020. For example, our revenues for fiscal year 2020 were lower than initially anticipated at the beginning of the year and travel restrictions and border closures have had a material impact on our ability to achieve our business goals.
In response to the outbreak of COVID-19, we have taken the following measures to date:
•Implemented work-from-home and social distancing policies throughout our organization
•Suspended all company travel other than business critical travel within China
Additionally, in preparation for a potentially prolonged economic recovery, in 2020 we took the following cost-saving measures:
•Our Chief Executive Officer and the Chief Financial Officer have taken a 10% base salary reduction
•Our Board of Directors agreed to take Restricted Stock Units (RSUs) in lieu of their director fees for the full year of 2020
•Our Executive staff reduced their base salary by 10% in exchange for RSUs
•The Executive Bonus Program for 2020 was eliminated
•Annual Merit increases for all employees were delayed by one quarter
•Hiring was put on hold other than a few critical hiring requisitions
•For the second and third quarter, all employees were given the opportunity to exchange up to 10% of their quarterly base salary for RSUs
•We adopted a restructuring plan that resulted in an approximately 14% reduction in our workforce
The impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, including additional cost-saving measures, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the video consumption, mobile, video and digital projection markets; our strategy, including regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; our expectations with respect to our restructuring plans; amortization expectations; the sufficiency of our working capital and need for, or ability to secure, additional financing; the success of our products in expanded markets; customer, distributor and manufacturer concentration; current global economic challenges; exchange rate risk; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets in 2020; cost expectations; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; changes in accounting principles; and internal controls. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; restructuring charges; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.Business.
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
We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. Our Topaz product line was one of the industry’s first single-chip SoC for digital projection. We first introduced our motion estimation / motion compensation technology ("MEMC") for TVs and in recent years introduced a mobile-optimized MEMC solution for smartphones, one of several unique features in our mobile-optimized X5 visual processor. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content for a wide range of frame rates, shutter angles and display types.
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
Rapid growth in video and gaming consumption, combined with the move towards high frame rate / refresh rate displays, especially in mobile, is increasing the demand for our visual processing and video delivery solutions. Our technologies can be applied to a wide range of devices from large-screen projectors to cinematic big screens, to low-power mobile tablets, smartphones, high-quality video infrastructure equipment and streaming devices. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the requirements of the specific application. On occasion, we have also licensed our technology.
As of December 31, 2020, we held an intellectual property portfolio of 338 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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

Bridging the Performance Gap Between Content Formats and Device Capabilities
In recent years, display refresh rates for TVs, tablets and smartphones have been advancing faster than the ability of content formats to keep up. The refresh rate, measured in Hertz ("Hz"), is the number of times per second the display updates the image on screen to convey motion. Today, TV displays generally have a refresh rate of 120 Hz, while smartphones are now moving from 60 to 90 and 120 Hz. Despite this trend, the vast majority of produced video content exists only in 24-25 frames per second ("FPS"), while most gaming and user generated content is at 30 FPS. While frame rates for new game content is on the rise, the rendering, compute and thermal limits of today’s mobile processors often limit the effective frame rates to well below 60 FPS. The resulting mismatch between low frame rate content and high refresh rate screens creates artifacts, such as judder and strobing, that degrade video quality and destroy creative intent. The trend towards brighter, high dynamic range ("HDR") capable screens make these artifacts more noticeable to viewers. Visual quality is further impeded by power constraints and changes in ambient lighting, particularly in mobile devices.
Our technologies and solutions efficiently bridge the quality gap and enable the visual storytelling that is richer and true to creative intent. In fact, our TrueCut Motion Grading is the industry’s first solution to give filmmakers the ability to cinematically fine-tune motion blur, judder and frame-rate appearance and is used as part of the creative process to empower filmmakers to shoot at any frame-rate, then deliver a cinematically tuned, broader set of motion and frame rate appearances. While TrueCut technology enables creation of new content or remastering of existing content that preserves artistic intent across screens, from cinema to home TVs to smartphones, our mobile display processors and software bridge the quality gap for all existing content viewed on mobile devices, such as smartphones and tablets.
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
Hardware improvements in color and contrast are of little value without content that can take advantage of them. In fact, a significant gap now exists between the vast majority of video content available to consumers and these emerging display devices.

•Contrast and Brightness: Almost all movies available to consumers today use the "Rec.709" ITU standard format. This format defines brightness levels up to around 100 "nits" (a standard measure of brightness), whereas HDR TVs are five to ten times brighter, from 540 nits upwards. Most mobile devices support over 400 nits and sometimes over 600 nits.
•Color Gamut: DCI-P3 has a 25% larger color gamut than Rec.709.
•Frame Rate: TVs commonly display at 120 frames per second (120 Hz) and up to 240 Hz on more sophisticated higher-end models. Many premium tier mobile displays were launched in 2020 with 120 Hz screens, which are quickly cascading down to lower price points. Some of the gaming smartphones now have displays that run at up to 144 Hz.
•Resolution: TVs have achieved 4k resolutions (3840x2160) and mobile devices today can achieve up to 3440x1440 resolution, and while some content is available in 4k resolution, most movies are only available in FHD or HD resolutions, which is typically 1920x1080 and 1280x720 respectively.
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
Content formats are evolving to take advantage of these display improvements. For example, Dolby introduced the "Dolby Vision™" format for movies and devices, in order to allow consumers to realize the benefits of HDR and wide color gamut. The industry standards body Society of Motion Picture & Television Engineers released a format specification known as "HDR10" that similarly bridges the gap in contrast and color between content and devices. The Ultra-HD Blu-ray disk format and streaming services such as Netflix and Amazon Video now support 4k HDR, aided by improved compression standards such as H.265.
Managing many content formats across a rapidly evolving range of displays is a significant and growing challenge. Older content tends to not get upgraded to the newer formats, yet consumers expect all content to display correctly. As the number of content formats grow, the technology of video processing becomes increasingly complex.
Delivering the intent of the content creator requires sophisticated algorithms and hardware circuits. Frame-rate and motion incompatibilities require a significantly higher level of processing and more sophisticated algorithms in order to avoid creating new problems. Most TVs today include frame-rate conversion chips, but many reviewers complain about artifacts such as halos, breakup in the image and the so-called "soap opera effect". Unfortunately, without frame-rate conversion, the video can appear to have judder and blur at levels that have increased substantially as a result of the improvements in contrast, color and detail.
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
Video Consumption Trend
With the advent of digital video, it has become possible to deliver video to consumers in an ever-increasing number of ways. Traditional delivery mechanisms, such as over the air broadcasts, cable, satellite, DVDs and Blu-ray, are being supplemented with Internet streaming and download services. With these new video delivery options comes the ability to offer more services and improved quality.
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
Video and Gaming Market for Mobile Devices
Mobile devices have become the dominant driver of video consumption and growth. According to the Q3 2019 Global Video Index report from Brightcove, Inc., more than 62% of all video views are now on mobile devices. Video also continues to grow as a share of mobile traffic usage. According to the June 2020 Ericsson Mobility Report, video now constitutes 63% of global mobile traffic and will rise to a 76% share by 2025. The burgeoning global gaming market is dominated by the smartphone segment, with 2.5 billion users, according to NewZoo1, a leading market intelligence service covering gaming, mobile and eSports. In China alone, the number of mobile gamers is expected to reach 637 million with revenue of $32 billion by 2024, compared to $18.5 billion in 2019 – implying 73% growth over five years, according to Niko Partners’ May 2020 report, China Mobile Games Market.
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
•Smartphones. Smartphones have become a popular choice for many consumers. International Data Corporation ("IDC") estimates that 1.52 billion smartphones will be sold in 2023. The resolution of smartphone displays is growing, while the color gamut and contrast is moving toward DCI-P3 and HDR. These improvements in displays actually exacerbate the quality issues of video playback, a growing problem as users increasingly use their smartphones as their primary form of video consumption.
•Tablets. The line between tablets and smartphones is becoming increasingly indistinct as more tablets are offering mobile connectivity and are now available in sizes similar to those of smartphones. Tablets offer broad appeal to consumers. With the display being the salient component of smartphones and tablets, and the rapidly increasing use of these devices for video consumption, we believe that the incorporation of video display processing is the next logical step.
As 5G network coverage rapidly expands worldwide, the availability of 5G chipsets targeting smartphones priced as low as $200 in 2021, should reinvigorate market growth given the increased speed and lower latency of the wireless connections. According to Counterpoint Research, 14% of smartphones sold in the U.S. in August 2020 included 5G connectivity. In a recent 2020 report, IDC projected the smartphone market to return to a full recovery by 2022 and that 5G smartphones would capture a 50% global share of shipments by 2023. In addition, service providers in some countries will also utilize 5G networks to provide fixed wireless broadband. We further believe our compelling mobile display processing functionality, combined with 5G capability, will help motivate consumers to replace their 3G and 4G phones at a faster rate than occurred in the past two years. Finally, a new smartphone category has emerged as top vendors have previewed foldable smartphones which serve as a phone, and a mini tablet when unfolded. As prices for this capability inevitably come down, and further competition emerges, we believe this new category, along with the rollout of 5G networks, can strengthen the mobile device market.
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

Video Delivery Market for Home Entertainment
With the acquisition of ViXS Systems Inc. in August 2017, we expanded both our market presence and product portfolio. The video industry continues to evolve and adopt new video standards such as High Efficiency Video Coding, 4K Ultra HD and HDR. The technical and processing demands of these standards are complex and play directly into our core competencies. Our technologies for video delivery are highly integrated, low power and provide high quality video processing, allowing seamless connectivity between devices while maintaining end-to-end content security.

The home entertainment sub-markets that we address with our video delivery products include:
•Consumer Products - OEMs and Original Design Manufacturers ("ODMs") design products for the consumer electronics segments.
•OTA - Over the Air applications for single, dual, and quad streaming requirements. End users who want to either "cut the cord" or supplement their service offerings.
•IP Streaming - Network streaming devices capable of content portability, and support for your own screen (phone and tablet devices), deployed by service operators.
Consumer Products
High-resolution (UHD/4K), sustained bitrate decoding (100Mbit) and advanced video formats (HDR10, HDR10+) are key requirements for advanced personal video recorder ("PVR") products sold in the Japanese market, where the end consumers rate video quality as a key acquisition criteria. This advanced PVR market in Japan is experiencing growth as products move from 2K to UHD/4K formats. In addition, as the market introduces new broadcast technologies, like Advanced Digital Satellite Broadcast ("ADSB") in Japan, and ATSC 3.0 in Korea and North America, there are further growth opportunities in this market segment.
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
For service operators, the benefits are:
•Customer retention
•Reduced use of network bandwidth for free OTA channels
For consumers, the benefits are:
•One menu that provides aggregation of Linear, Video-on-Demand, OTT, and OTA content
•Reduced monthly fees related to lower re-transmission fees
Core Technologies and Products
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

Our core Video Display Processing technologies include:
•MotionEngine® MEMC. Our proprietary MEMC technology significantly improves the performance and viewing experience of any screen by addressing problems such as judder and motion blur. Unlike competitive solutions it also reduces halo effects that are a byproduct of MEMC. Halos are objectionable blurred regions that surround moving objects as the MEMC algorithms try to reconstruct missing image data caused by the concealing and revealing of objects as they pass over or behind one another. Removing halos dramatically improves image quality and is of particular importance on high-resolution displays where artifacts become more visible.
•AI Based Display Processing. The Pixelworks i6 processor dramatically improves video and image quality and sets a new standard for picture quality on both LCD and OLED mobile displays with a new AI-driven architecture and dynamic refresh rate support for up to 144 Hz. Its lightweight AI display inferencing augments the Company’s knowledge base, numerous real time inputs and fuzzy logic IP to adaptively and intelligently optimize overall picture quality for video, games and photos at low power, including real time SDR-to-HDR conversion and AI adaptive display.
•Advanced Scaling. As display resolutions continue to increase, there is a need to convert lower resolution content to higher resolution in order to display content properly. With the latest wave of high-resolution displays, the quality and quantity demands of scaling have increased significantly. Artifacts become more noticeable on these types of displays as they distract from the realism effect. In addition, with the availability of high-resolution content lagging behind the availability of high-resolution displays, high-quality scaling is required to ensure high resolution displays do not suffer when compared to Full-HD displays of the same size. Our advanced scaling is designed to ensure that up-conversion of lower resolution content is of the highest quality in maintaining the fidelity of image.
•Mobile Video Display Processing. We have developed innovative video display processing solutions that are designed to optimize power consumption for mobile devices. Beyond MEMC and advanced scaling, these mobile solutions provide the kind of improvements in color, contrast, sharpness and de-blur that are currently only found in high quality TVs today. Furthermore, this technology can reduce system power consumption and extend battery life.
•Transcoding/Decoding. Digital Delivery forms the bulk of not just video content, but all internet bandwidth today. However, throughout the entire chain from inception to consumption, there are multiple variations in bitrate, resolution, and codecs used for both audio and video. Transcoding is a fundamental technology used throughout this pipeline that leads to moving pictures viewed on TVs and mobile devices. The XCODE family of ASICs has enabled many devices within this pipeline, from the racks in some service providers all the way down to the home user watching broadcast OTA TV on a smartphone. XCODE technology provides solutions that deliver UHD Blu-ray PVRs with capability of transcoding recorded content suitable for viewing on smartphones. The technology supports today’s broadcast standards, such as ATSC 1.0, DVB/T/T2/S/S2, ISDB/T/S, and ADSB and is scalable to support upcoming broadcast standards such as ATSC 3.0.
•SDR to HDR Conversion. UHD video has standardized on a technology known as HDR to deliver higher dynamic range content. This has resulted in several competing HDR deployments like HDR10, HLG and HDR10+ with support by multiple industry giants. Our HDR conversion technology can not only convert between SDR (Standard Dynamic Range) and HDR10, it can also convert among HDR10, HLG and HDR10+ solving an interconnectivity problem between content formatted in one HDR format to Display devices that supports a different HDR standard.
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
Our primary video display processor product categories include the following:
•ImageProcessor ICs. Our ImageProcessor ICs include embedded microprocessors, digital signal processing technology and software that control the operations and signal processing within high-end display systems. ImageProcessor ICs were our first product offerings and continue to comprise the majority of our business. We have continued to refine the architectures for optimal performance, manufacturing our products on process technologies that align with our customers’ requirements. Additionally, we provide a software development environment and operating system that enables our customers to more quickly develop and customize the "look and feel" of their products.

•Video Co-Processor ICs. Products in this category work with an image processor to post-process video signals to enhance the performance or feature set of the overall video solution (for example, by significantly reducing judder and motion blur). Our Video Co-Processor ICs can be used with our ImageProcessor ICs or with image processing solutions from other manufacturers, and in most cases can be incorporated without assistance from the supplier of the base image processor. This flexibility enables manufacturers to augment their existing or new designs to enhance their video display products.
•Transcoder ICs. Our Transcoder ICs include embedded microprocessors, digital signal processing technology and software that control the operations and signal processing for converting multiple bitrates, resolutions and codecs to provide bandwidth efficient video transmissions based on industry standard protocols. Our transcoder technology allows for single, dual and even quad streaming solutions for OTA products. Like our other ICs, we have continued to refine the architectures for optimal performance, manufacturing our products on process technologies that align with our customers’ requirements. Additionally, we provide a software development environment that enables our customers to more quickly develop and customize their products.
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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:
•Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While a distributor's payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 49% and 44% of revenue in 2020 and 2019 respectively.
Our largest distributor, Tokyo Electron Device Ltd. represented more than 10% of revenue in each of 2020 and 2019, and accounted for more than 10% of accounts receivable as of December 31, 2019. Another distributor, Upstar Technology Limited accounted for more than 10% of accounts receivable as of December 31, 2020 and 2019. No other distributor accounted for more than 10% of revenue in 2020 and 2019 or represented more than 10% of accounts receivable as of December 31, 2020 or 2019.
We have distributor relationships in Japan, China, Europe, Korea, Southeast Asia, Taiwan and the U.S.
•Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 51% and 56% of total revenue in 2020 and 2019, respectively.
We have direct relationships with companies falling into the following three classifications:
•Integrators. Integrators are OEMs who build display devices based on specifications provided by branded suppliers.
•Branded Manufacturers. Branded manufacturers are globally recognized manufacturers who develop display device specifications and manufacture, market and distribute display devices either directly or through resellers to end-users.
•Branded Suppliers. Branded suppliers are globally recognized suppliers who develop display device specifications and then source them from integrators, typically in Asia, and distribute them either directly or through resellers to end-users.

Revenue attributable to our top five end customers together represented 58% and 77% of revenue in 2020 and 2019, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2020 and 2019, and accounted for more than 10% of accounts receivable as of December 31, 2020 and 2019. Sales to Sharp Corporation represented more than 10% of revenue in 2019. No other end customer accounted for more than 10% of revenue in 2020 and 2019 or represented more than 10% of accounts receivable as of December 31, 2020 or 2019.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 93% and 95% of revenue in 2020 and 2019 respectively.
Financial information regarding our domestic and foreign operations is presented in "Note 13: Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $25.0 million and $26.0 million in 2020 and 2019, respectively.

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
Intellectual Property
We protect our projector, mobile, video delivery and TrueCut businesses with a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2020, we held 338 patents and have 9 patent applications pending, compared to 347 patents and 17 patent applications pending as of December 31, 2019. The patents we hold relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 18 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A, and "Note 10: Commitments and Contingencies" in Part II, Item 8 of this Annual Report on Form 10-K for information on various risks related to intellectual property.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2020, we had a total of 197 employees, all of which were full-time, compared to 229 employees as of December 31, 2019.

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

Item 1A.Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2020, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
In response to the COVID-19 pandemic, many state governments in the U.S., issued restrictive orders, including “shelter in place” or “stay at home” orders, that restricted its residents from leaving their homes or returning to work. At Pixelworks, our offices in Japan and North America are currently operating in office and remotely. The potential future impact of any “stay at home” orders or other similar COVID-related restraints on movement, may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. We face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration. Additionally, our sales team may not be able to make sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic as they juggle varying competing interests. Also, our ability to make in-person sales calls may be affected in areas with stay at home orders or other restrictions in place, which may, in turn, affect our revenues.
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
The state of the global economy continues to be uncertain. As a result of these conditions, our manufacturers, vendors and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing, which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, may limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.

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
In each of 2020 and 2019, we executed restructuring plans to make the operation of the Company more efficient. We may not be able to implement our restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs in a timely manner or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $415.1 million as of December 31, 2020. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 23% and 28% of revenue for the years ended December 31, 2020 and 2019, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 58% and 77% of revenue for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2019, we had three accounts that each represented 10% or more of accounts receivable. Orders included in our backlog may be fully or partially cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
We generally do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.
Substantially all of our sales to date have been made on a purchase order basis. We generally do not have long-term commitments with our customers. As a result, our customers may cancel, change or delay product purchase commitments, which could cause our revenue to decline and materially and adversely affect our results of operations.

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
In December 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was later amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019, April 17, 2020 and December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. The Revolving Line has a maturity date of March 26, 2021. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements; however, all credit extensions are subject to the bank’s sole discretion. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may need to draw on this facility in order to maintain our liquidity.
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
This facility expires on March 26, 2021, after which time we may need to secure new financing to continue funding fluctuations in our working capital requirements. We cannot assure you that we will be able to secure new financing in a timely manner or at all, or secure financing on terms that are acceptable to us.
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
As of December 31, 2020, we had federal, state and foreign net operating loss carryforwards of approximately $195.9 million, $8.6 million, and $34.3 million respectively, which will begin to expire in 2021. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 93% and 95% of revenue for the years ended December 31, 2020 and 2019, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
Selling to distributors and OEMs that build display devices based on specifications provided by branded suppliers, also referred to as integrators, reduces our ability to forecast sales accurately and increases the complexity of our business. Our sales are generally made on the basis of customer purchase orders rather than long-term purchase commitments. Our distributors, integrators and customers may cancel or defer purchase orders at any time, but we must order wafer inventory from our contract manufacturers three to four months in advance.
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

Our effective income tax rate is subject to unanticipated changes in, or different interpretations of, tax rules and regulations, and forecasting our effective income tax rate is complex and subject to uncertainty.
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
We experience a small number of semiconductor field failures infrequently in certain customer applications that required us to institute additional testing. As a result of these field failures, we have incurred warranty costs due to customers returning potentially affected products and have experienced reductions in revenues due to delays in production. Our customers have also experienced delays in receiving product shipments from us that resulted in the loss of revenue and profits. Additionally, shipments of defective products could cause us to lose customers or to incur significant replacement costs, either of which would harm our reputation and our business. Any defects, errors or bugs could also interrupt or delay sales of our new products to our customers, which would adversely affect our financial results.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2020, we held 338 patents and had 9 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
General Risks
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, on December 7, 2020, we completed a private placement of 724,288 shares of common stock to a certain accredited investor at a purchase price of $2.071 per share. On December 15, 2020, we completed a private placement of 2,475,712 shares of common stock to a certain accredited investor at a purchase price of $2.071. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, on December 14, 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering. On December 16, 2020, an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 5,635,000 shares of common stock were sold in the offering at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. During the year ended December 31, 2020, we sold an aggregate of 1,747,466 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares. As of December 31, 2020, we were in compliance with these listing requirements. However, as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

Item 1B.Unresolved Staff Comments.
Not applicable.

Item 2.Properties.
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2020, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	36,000	Various dates through March 2023
Toronto	Engineering; administration	10,000	March 2027
California	Administration; engineering; sales	10,000	September 2024
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through May 2023
Oregon	Administration	5,000	December 2024
Japan	Sales; customer support	3,000	January 2021

Item 3.Legal Proceedings.
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

Item 4.Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is listed for trading on the Nasdaq Global Market under the symbol "PXLW". Our stock began trading on May 19, 2000.
As of March 5, 2021, there were 118 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $3.35. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

Item 6.Selected Financial Data.
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
The impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020. For example, our revenues for fiscal year 2020 were lower than initially anticipated at the beginning of the year and travel restrictions and border closures have had a material impact on our ability to achieve our business goals.
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
Rapid growth in video consumption, combined with the move towards high frame rate / refresh rate displays, especially in mobile, is increasing the demand for our visual processing and video delivery solutions. Our technologies can be applied to a wide range of devices from large-screen projectors to cinematic big screens, to low-power mobile tablets and smartphones, to high-quality video infrastructure equipment and streaming devices. Our products are architected and optimized for power, cost, bandwidth, and overall system performance, according to the requirements of the specific application. On occasion, we have also licensed our technology.
As of December 31, 2020, we had an intellectual property portfolio of 338 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems Inc., a corporation organized in Canada ("ViXS").

Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in China, Europe, Japan, Korea, Southeast Asia, Taiwan and the U.S. Our distributors often provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 93% and 95% of revenue in 2020 and 2019, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. All of our revenue to date has been denominated in U.S. dollars.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.

Results of Operations
For the year ended December 31, 2020 compared with year ended December 31, 2019.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,		2020 v. 2019
	2020	2019	$ change	% change
Revenue, net	$40,855	$68,755	$(27,900)	(41)%
Net revenue decreased $27.9 million, or 41%, from 2019 to 2020.
Revenue recorded in 2020 consisted of $39.2 million in revenue from the sale of IC products and $1.7 million in revenue related to engineering services, license revenue and other. Revenue recorded in 2019 consisted of $66.3 million in revenue from the sale of IC products and $2.5 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue is primarily due to decreased unit sales into the digital projector and video delivery markets as a result of customers continuing to correct their inventory levels and the disruptions caused by COVID-19 to our revenue. The decrease in revenue related to engineering services, license revenue and other is primarily due to the recognition of license revenue during the first quarter of 2019.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2020	% of revenue	2019	% of revenue
Direct product costs and related overhead [1]	$18,807	46%	$32,587	47%
Amortization of acquired developed technology	1,192	3	1,192	2
Stock-based compensation	432	1	367	1
Restructuring	173	0	—	0
Inventory charges [2]	66	0	102	0
Inventory step-up and backlog amortization	—	0	12	0
Total cost of revenue	$20,670	51%	$34,260	50%
Gross profit	$20,185	49%	$34,495	50%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 49% in 2020 compared to 50% in 2019, primarily due to less absorption of fixed overhead costs and high margin license revenue recorded in 2019, partially offset by a more favorable mix of sales into the digital projector market.
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
Research and development expense was as follows (in thousands):

	Year ended December 31,		2020 v. 2019
	2020	2019	$ change	% change
Research and development	$25,040	$26,018	$(978)	(4)%
Research and development expense decreased $1.0 million, or 4%, from 2019 to 2020. The decrease was primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19. These decreases were partially offset by an increase in non-recurring engineering expense due to the timing of development activities.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,		2020 v. 2019
	2020	2019	$ change	% change
Selling, general and administrative	$19,840	$21,202	$(1,362)	(6)%
Selling, general and administrative expense decreased $1.4 million, or 6%, from 2019 to 2020. The decrease was primarily due to a general decrease across multiple expense categories as we focused on cost management in response to the effects of COVID-19 as well as due to severance expense associated with the resignation of our former Chief Financial Officer in 2019. These decreases were partially offset by an increase in stock-based compensation expense due to the timing of awards granted.

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
Restructuring expense was as follows (in thousands):

	Year ended December 31,
	2020	2019
Employee severance and benefits	$2,214	$398
Total restructuring expense	$2,214	$398

Included in cost of revenue	$173	$—
Included in operating expenses	2,041	398
During 2020, we recorded $1.6 million in restructuring expense related to the August 2020 Plan and $0.6 million in restructuring expense related to the January 2020 Plan. The January 2020 Plan was complete in the first quarter of 2020 and we did not incur any further charges related to the January 2020 Plan after the first quarter of 2020. The August 2020 Plan was complete in the fourth quarter of 2020 and we do not expect to incur any further expenses related to the August 2020 Plan.
During 2019, we incurred expenses of $0.4 million related to the 2019 Plan. The 2019 Plan was complete as of the second quarter of 2019 and we did not incur any further charges related to the 2019 Plan after the second quarter of 2019.
Interest income and other, net
Interest income and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2020	2019
Other income	$161	$425
Interest income	87	327
Interest expense	(239)	(158)
Total interest income and other, net	$9	$594

Provision for income taxes
The provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2020	2019
Provision for income taxes	$598	$453
The income tax expense recorded for the year ended December 31, 2020 is primarily comprised of $0.6 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
The income tax expense recorded for the year ended December 31, 2019 is comprised of $0.5 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
As of December 31, 2020 and 2019, we continue to record a full valuation allowance against our U.S. net deferred tax assets, as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our other foreign net deferred tax assets, with the exception of Canada, as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2020, we have federal, state and foreign net operating loss carryforwards of approximately $195.9 million, $8.6 million, and $34.3 million respectively, which will begin expiring in 2021. As of December 31, 2020, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $8.6 million, $4.8 million and $26.9 million respectively. The federal and state tax credits will begin expiring in 2021 while the foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $121.1 million. We have a general foreign tax credit of $0.2 million, which will begin expiring in 2021. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $24.0 million from $7.3 million at December 31, 2019 to $31.3 million at December 31, 2020. Short-term marketable securities was $0.3 million at December 31, 2020, and $7.0 million at December 31, 2019. The net increase in cash, cash equivalents and short-term marketable securities of $17.3 million resulted primarily from $12.7 million in net proceeds from our underwritten registered public offering of our common stock, $6.2 million in net proceeds from a private placement investment, $4.4 million in net proceeds from our "at the market" equity offering, $0.8 million in proceeds from a Paycheck Protection Program loan and $0.6 million in proceeds from the issuances of common stock under our employee equity incentive plans. These increases were partially offset by $3.7 million used in operating activities, $2.8 million used for purchases of property and equipment and licensed technology and $1.0 million used for payments on other asset financings.
As of December 31, 2020, our cash, cash equivalents and short-term marketable securities balance consisted of $7.4 million in cash, $0.3 million in corporate debt securities and $23.8 million in cash equivalents held in U.S. dollar denominated money market funds. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $4.7 million at December 31, 2020 from $10.9 million at December 31, 2019. Average number of days sales outstanding decreased to 44 days at December 31, 2020 from 61 days at December 31, 2019. The decrease in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the fourth quarter of 2020, and the fourth quarter of 2019.
Inventories
Inventories decreased to $2.4 million at December 31, 2020 from $5.4 million at December 31, 2019. Inventory turnover decreased to 6.0 at December 31, 2020 from 7.9 at December 31, 2019 primarily due to lower average inventory balances and lower cost of goods sold during the fourth quarter of 2020 compared to the fourth quarter of 2019. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019, April 17, 2020 and December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of March 26, 2021. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10.0 million which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances do not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contains customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could result in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would permit the Bank to exercise remedies with respect to its security interest. As of December 31, 2020, we were in compliance with all of the terms of the Revolving Loan Agreement, as amended.
As of December 31, 2020 and December 31, 2019, we had no outstanding borrowings under the Revolving Line.

Paycheck Protection Program Loan
On April 25, 2020, we entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $0.8 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
The Loan is evidenced by a promissory note (the “Note”) dated April 25, 2020 and matures 2 years from the disbursement date. The Note bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing 6 months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the Lender may require immediate repayment of all amounts outstanding under the Note.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We used the Loan amount for Qualifying Expenses. During the fourth quarter of 2020, we applied for and received full forgiveness and have recorded a gain of $0.8 million within other income in our consolidated statements of operations.
Equity Offering
On December 14, 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering. On December 16, 2020, an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 5,635,000 shares of common stock were sold in the offering at a price to the public of $2.45 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $12.7 million.
Private Placement Investment
On December 7, 2020, we completed a private placement of 724,288 shares of common stock to a certain accredited investor at a purchase price of $2.071 per share. On December 15, 2020, we completed a private placement of 2,475,712 shares of common stock to a certain accredited investor at a purchase price of $2.071. Net proceeds to the Company, after deducting commissions and other expenses, were approximately $6.2 million.
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
During the year ended December 31, 2020, we sold an aggregate of 1,747,466 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $4.4 million, and gross proceeds of approximately $4.9 million and paid Cowen commissions and fees of approximately $0.2 million, and other expenses of $0.3 million.

Liquidity
As of December 31, 2020, our cash, cash equivalents and short-term marketable securities balance of $31.5 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition - Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2020.
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

Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2020 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$7,866	$2,353	$3,817	$1,241	$455
Estimated purchase commitments to contract manufacturers	3,678	3,678	—	—	—
Payments on accrued balances related to asset financings	1,607	829	778	—	—
Other purchase obligations and commitments	893	275	549	69	—
Total [1]	$14,044	$7,135	$5,144	$1,310	$455

1    We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $2.5 million of income taxes payable has been excluded from the table above.
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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.Financial Statements and Supplementary Data.
The following financial statements and reports are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pixelworks, Inc.
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pixelworks, Inc. and its subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

_____________________________________________________________________________________________

Revenue Recognition — Refer to Note 2 to the Consolidated Financial Statements
____________________________________________________________________________

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company’s contract may contain one or more performance obligations, including hardware, professional engineering services, internally developed intellectual property (“IP”) and technical support services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

•Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.
•Determination of stand-alone selling prices for each distinct performance obligation (i.e. for IP license fee and support service fee that are sold together under IP licensing arrangements).
•The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•Estimation of variable consideration when determining the amount of revenue to recognize, primarily on product sale arrangements (e.g., customer credits pursuant to price protection rights, stock rotation rights and limited return rights).

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

____________________________________________________________________________

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
◦Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
•We evaluated the reasonableness and accuracy of management’s judgements and estimates used in accounting for customer credits pursuant to price protection rights, stock rotation rights and limited return rights (“variable consideration”). This included testing management’s estimate of calculating expected credits issued to customers and determining whether such credits were completely and accurately reserved as of December 31, 2020.
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the consolidated financial statements.

_____________________________________________________________________________________________

Inventory Valuation— Refer to Note 2 to the Financial Statements
____________________________________________________________________________

Critical Audit Matter Description

The Company computes inventory cost on a first-in-first out basis and applies judgment in determining the forecast for products and the valuation of inventories. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value, giving consideration to, among other factors: whether the product is valued at the lower of cost or net realizable value; and the estimation of excess and obsolete inventory or that which is not of saleable quality. Most of the Company’s inventory provisions are based on the Company’s inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.

Significant judgment is exercised by the Company to determine inventory carrying value adjustments, specifically the provisions for excess or obsolete inventories, and includes the following:

•Developing assumptions such as forecasts of future sales quantities, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles.
•Applying management judgment on not reserving certain inventory units (e.g. in case they are items that can be used for Return Merchandise Authorization "RMA"/warranty purpose)

Given these factors and assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management’s inventory valuation adjustments was extensive and required a high degree of auditor judgment.

____________________________________________________________________________

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s inventory valuation methodology included the following:

•We selected a sample of inventory items and performed the following procedures:
◦Tested the mathematical accuracy of the schedule by comparing the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted.
◦Assessed and tested the reasonableness of the significant assumptions (e.g. sales and marketing forecast, build plans, RMA requirements, usage and open sales-orders).
◦Inquired with the management team and evaluated the adequacy of management’s sales forecasts by analyzing potential technological changes in line with product life cycles and/or identified alternative customer uses.

Assessed whether there were any potential sources of contrary information, including historical forecast accuracy or history of significant revisions to previously recorded inventory valuation adjustments, and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

/s/ Armanino LLP

We have served as the Company’s auditor since 2020.

San Ramon, California
March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Pixelworks, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Pixelworks, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1997 to 2020.

Portland, Oregon
March 11, 2020

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,257	$7,257
Short-term marketable securities	250	6,975
Accounts receivable, net	4,672	10,915
Inventories	2,445	5,401
Prepaid expenses and other current assets	1,010	1,689
Total current assets	39,634	32,237
Property and equipment, net	5,103	4,608
Operating lease right-of-use assets	6,606	5,434
Other assets, net	1,081	1,267
Acquired intangible assets, net	1,207	2,704
Goodwill	18,407	18,407
Total assets	$72,038	$64,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$995	$818
Accrued liabilities and current portion of long-term liabilities	9,452	8,692
Current portion of income taxes payable	147	164
Total current liabilities	10,594	9,674
Long-term liabilities, net of current portion	1,007	982
Operating lease liabilities, net of current portion	5,088	4,212
Income taxes payable, net of current portion	2,479	2,260
Total liabilities	19,168	17,128
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 51,078,942 and 38,434,488 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	467,957	436,122
Accumulated other comprehensive income	47	12
Accumulated deficit	(415,134)	(388,605)
Total shareholders' equity	52,870	47,529
Total liabilities and shareholders' equity	$72,038	$64,657
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenue, net	$40,855	$68,755
Cost of revenue (1)	20,670	34,260
Gross profit	20,185	34,495
Operating expenses:
Research and development (2)	25,040	26,018
Selling, general and administrative (3)	19,840	21,202
Restructuring	2,041	398
Total operating expenses	46,921	47,618
Loss from operations	(26,736)	(13,123)
Interest income and other, net	9	594
Gain on loan extinguishment	796	—
Gain on sale of patents	—	3,905
Total other income, net	805	4,499
Loss before income taxes	(25,931)	(8,624)
Provision for income taxes	598	453
Net loss	$(26,529)	$(9,077)
Net loss per share - basic and diluted	$(0.65)	$(0.24)
Weighted average shares outstanding - basic and diluted	40,712	37,851

(1) Includes:
Amortization of acquired intangible assets	1,192	1,192
Stock-based compensation	432	367
Restructuring	173	—
Inventory step-up and backlog amortization	—	12
(2) Includes stock-based compensation	2,943	2,545
(3) Includes:
Stock-based compensation	4,296	3,737
Amortization of acquired intangible assets	304	312
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(26,529)	$(9,077)
Other comprehensive income (loss):
Foreign pension adjustment	48	(7)
Unrealized gain (loss) on available-for-sale securities	(3)	3
Tax effect of foreign pension adjustment	(10)	1
Total comprehensive loss	$(26,494)	$(9,080)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,529)	$(9,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,853	6,649
Depreciation and amortization	3,737	3,837
Amortization of acquired intangible assets	1,496	1,504
Gain on loan extinguishment	(796)	—
Reversal of uncertain tax positions	(88)	(124)
Deferred income tax expense	26	45
Accretion on short-term marketable securities	(4)	(94)
Gain on sale of marketable securities	(4)	—
Gain on sale of patents	—	(3,905)
Inventory step-up and backlog amortization	—	12
Other	9	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	6,243	(3,933)
Inventories	2,956	(2,459)
Prepaid expenses and other current and long-term assets, net	3,295	2,172
Accounts payable	166	(1,304)
Accrued current and long-term liabilities	(2,361)	(3,686)
Income taxes payable	290	(14)
Net cash used in operating activities	(3,711)	(10,380)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	8,229	10,050
Purchases of property and equipment	(2,637)	(2,629)
Purchases of available-for-sale marketable securities	(1,500)	(10,856)
Purchases of licensed technology	(152)	(521)
Proceeds from sale of patents	—	4,250
Payment associated with sale of patents	—	(345)
Net cash used in (provided by) investing activities	3,940	(51)
Cash flows from financing activities:
Net proceeds from equity offering	12,743	—
Net proceeds from private placement investment	6,210	—
Net proceeds from "at the market" equity offering	4,429	—
Payments on asset financings	(1,007)	(826)
Proceeds from Paycheck Protection Program loan	796	—
Proceeds from issuances of common stock under employee equity incentive plans	600	570
Net cash provided by (used in) financing activities	23,771	(256)
Net increase (decrease) in cash and cash equivalents	24,000	(10,687)
Cash and cash equivalents, beginning of period	7,257	17,944
Cash and cash equivalents, end of period	$31,257	$7,257

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$397	$547
Cash paid during the year for interest	217	142
Non-cash investing and financing activities:
Gain on loan extinguishment	$(796)	$—
Acquisitions of property and equipment and other assets under extended payment terms	1,495	934
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2018	36,937,458	428,903	15	(379,528)	49,390
Stock issued under employee equity incentive plans	1,497,030	570	—	—	570
Stock-based compensation expense	—	6,649	—	—	6,649
Unrealized gain on available-for-sale securities	—	—	3	—	3
Net loss	—	—	—	(9,077)	(9,077)
Foreign pension adjustment, net of tax of $(1)	—	—	(6)	—	(6)
Balance as of December 31, 2019	38,434,488	436,122	12	(388,605)	47,529
Stock issued under employee equity incentive plans	2,061,988	600	—	—	600
Equity offering	5,635,000	12,743	—	—	12,743
Private placement investment	3,200,000	6,210	—	—	6,210
"At the market" equity offering	1,747,466	4,429	—	—	4,429
Stock-based compensation expense	—	7,853	—	—	7,853
Unrealized loss on available-for-sale securities	—	—	(3)	—	(3)
Net loss	—	—	—	(26,529)	(26,529)
Foreign pension adjustment, net of tax of $10	—	—	38	—	38
Balance as of December 31, 2020	51,078,942	$467,957	$47	$(415,134)	$52,870
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
As of December 31, 2020, we had an intellectual property portfolio of 338 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS") ("the Acquisition").
Our consolidated financial statements include the accounts of Pixelworks and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction losses were $419 and $270 for the years ended December 31, 2020 and 2019, respectively.
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which as of December 31, 2020 and 2019 consisted of U.S. denominated money market funds, totaled $23,832 and $1,307 as of December 31, 2020 and 2019, respectively.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2020.

Goodwill
Goodwill is not amortized, rather it is tested, at least annually, for impairment at a reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired.
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter of 2020 and concluded that goodwill was not impaired.
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
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021, and early adoption is permitted. We are evaluating the impact that the adoption of ASU 2019-12 will have on our financial position, results of operations and cash flows, but don't estimate the impact to be significant.
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

NOTE 3.    BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2020	2019
Accounts receivable, gross	$4,713	$10,938
Allowance for doubtful accounts	(41)	(23)
Accounts receivable, net	$4,672	$10,915
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$23	$21
Additions charged	18	2
Balance at end of year	$41	$23
Inventories
Inventories consist of the following:

	December 31,
	2020	2019
Finished goods	$1,775	$1,630
Work-in-process	670	3,771
Inventories	$2,445	$5,401
We recorded inventory write-downs of $95 and $137 for the years ended December 31, 2020 and 2019, respectively. The inventory write-downs were for lower of cost or market and excess and obsolescence exposure. The inventory write-downs were offset by sales of previously written-down inventory of $29 and $35 for the years ended December 31, 2020 and 2019, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.

Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2020	2019
Equipment, furniture and fixtures	$8,889	$8,494
Tooling	6,298	6,552
Software	5,711	6,428
Leasehold improvements	1,393	1,392
	22,291	22,866
Accumulated depreciation and amortization	(17,188)	(18,258)
Property and equipment, net	$5,103	$4,608

Software amortization was $1,174 and $1,320 for the years ended December 31, 2020 and 2019, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,227 and $2,300 for the years ended December 31, 2020 and 2019, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $336 and $217 for the years ended December 31, 2020 and 2019, respectively.

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction consist of the following:

	December 31,
	2020	2019
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(5,523)	(4,026)
Acquired intangible assets, net	$1,207	$2,704

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; tradename and backlog, 6 to 18 months. Backlog was fully amortized as of December 31, 2018 and tradename was fully amortized as of December 31, 2019.
Amortization expense for intangible assets was $1,496 for the year ended December 31, 2020, with $1,192 included in cost of revenue and $304 included in selling, general and administrative on the consolidated statements of operations. As of December 31, 2020, future estimated amortization expense is as follows:

Years ending December 31:
2021	$1,117
2022	90
$1,207
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets as of December 31, 2020.

Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407. See Note 2: "Summary of Significant Accounting Policies" for information on our assessment of goodwill impairment.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2020	2019
Accrued payroll and related liabilities	$2,867	$3,440
Operating lease liability, current	2,039	1,545
Current portion of accrued liabilities for asset financings	786	483
Accrued costs related to restructuring	630	66
Accrued commissions and royalties	474	663
Accrued interest payable	429	397
Deferred revenue	179	146
Other	2,048	1,952
Accrued liabilities and current portion of long-term liabilities	$9,452	$8,692
The following is a summary of the change in deferred revenue:

	Year Ended December 31,
	2020	2019
Deferred revenue:
Balance at beginning of period	$146	$96
Revenue deferred	935	511
Revenue recognized	(902)	(461)
Balance at end of period	$179	$146
Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019, April 17, 2020 and December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provides a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $2,500 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line has a maturity date of March 26, 2021. In addition, the Revolving Loan Agreement provides for non-formula advances of up to $10,000 which may be made solely during the last five business days of any fiscal month or quarter and which must be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
Amounts advanced under the Revolving Line bear interest at an annual rate equal to the lender's prime rate plus 0.25%. The Revolving Loan Agreement, as amended also provides an option for LIBOR advances that bear interest based on the LIBOR rate, subject to the availability of a LIBOR rate. Interest on the Revolving Line is due monthly, with the balance due on March 26, 2021, which is the scheduled maturity date for the Revolving Line.

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
As of December 31, 2020 and December 31, 2019, we had no outstanding borrowings on the Revolving Line.
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
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We used the Loan amount for Qualifying Expenses. During the fourth quarter of 2020, we applied for and received full forgiveness and have recorded a gain of $796 within other income in our consolidated statements of operations.

NOTE 4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
As of December 31, 2020 and December 31, 2019, all of our marketable securities are classified as available-for-sale and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of December 31, 2020:
Corporate debt securities	$253	$(3)	$250
	$253	$(3)	$250

As of December 31, 2019:
Commercial paper	$2,487	$—	$2,487
U.S. government treasury bills	2,249	1	2,250
Corporate debt securities	2,236	2	2,238
	$6,972	$3	$6,975

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Assets:
Cash equivalents:
Money market funds	$23,832	$—	$—	$23,832
Short-term marketable securities:
Corporate debt securities	—	250	—	250

As of December 31, 2019:
Assets:
Cash equivalents:
Money market funds	$1,307	$—	$—	1,307
Short-term marketable securities:
U.S. government treasury bills	2,250	—	—	2,250
Commercial paper	—	2,487	—	2,487
Corporate debt securities	—	2,238	—	2,238
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
Total restructuring expense included in our statement of operations for the years ended December 31, 2020 and 2019 is comprised of the following:

	Year Ended December 31,
	2020	2019
Cost of revenue — restructuring:
Employee severance and benefits	$173	$—
	173	—

Operating expenses — restructuring:
Employee severance and benefits	$2,041	$398
	2,041	398
Total restructuring expense	$2,214	$398

The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2020:

	Balance as of December 31, 2019	Expensed	Payments	Balance as of December 31, 2020
Employee severance and benefits	$66	$2,214	$(1,650)	$630
Accrued costs related to restructuring	$66	$2,214	$(1,650)	$630

NOTE 6: LEASES
On January 1, 2019, we adopted the new requirements of ASC 842, under the modified retrospective approach, using the effective date method. Under the effective date method, financial information and disclosures prior to January 1, 2019 are not required to be restated.
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.
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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 7 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$2,721	$2,496
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,816	2,697
Leased assets obtained in exchange for new operating lease liabilities	3,535	1,440
Weighted average remaining lease term (in years)	3.76	4.97
Weighted average discount rate	4.99%	5.49%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Operating Lease Payments
Years ending December 31:
2021	$2,353
2022	2,475
2023	1,342
2024	877
2025	364
2026	364
Thereafter	91
Total operating lease payments	7,866
Less imputed interest	(739)
Total operating lease liabilities	$7,127

As of December 31, 2020, the Company had no operating lease liabilities that had not commenced.

NOTE 7: REVENUE
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
The following table provides information about disaggregated revenue based on the preceding categories for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
IC sales	$39,205	$66,250
Engineering services, license and other	1,650	2,505
Total revenues	$40,855	$68,755
For segment information, including revenue by geographic region, see "Note 13: Segment Information".
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

The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $150, which we expect to recognize ratably over the next 15 months.

NOTE 8: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Year Ended December 31,
	2020	2019
Other income	$161	$425
Interest income	87	327
Interest expense	(239)	(158)
Total interest income and other, net	$9	$594

NOTE 9.    INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax income (loss) is as follows:

	Year Ended December 31,
	2020	2019
Domestic	$(25,590)	$(16,072)
Foreign	(341)	7,448
Domestic and foreign pre-tax loss	$(25,931)	$(8,624)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31,
	2020	2019
Current:
Federal	$(74)	$(103)
State	3	2
Foreign	643	509
Total current	572	408
Deferred:
Foreign	26	45
Total deferred	26	45
Income tax expense	$598	$453

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21%	21%
Expiration of tax attributes	(14)	(38)
Impact of foreign earnings	(7)	(25)
Permanent items	(1)	3
Research and development credits	1	7
Stock-based compensation	(2)	(5)
Change in valuation allowance	—	31
Tax contingencies, net of reversals	—	1
Effective income tax rate	(2)%	(5)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Research and experimentation credit and deduction carryforwards	$65,772	$67,648
Net operating loss carryforwards	50,917	47,779
Depreciation and amortization	2,282	1,956
Deferred stock-based compensation	1,158	1,134
Foreign tax credit carryforwards	275	719
Reserves and accrued expenses	145	1,785
Other	2,074	1,434
Total gross deferred tax assets	122,623	122,455
Deferred tax liabilities:
Other	(1,526)	(1,300)
Total gross deferred tax liabilities	(1,526)	(1,300)
Less valuation allowance	(120,981)	(121,005)
Net deferred tax assets	$116	$150

We continue to record a full valuation allowance against our U.S. and Canadian net deferred tax assets as of December 31, 2020 and 2019, as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against any of our foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $24 for the year ended December 31, 2020 and decreased $2,667 for the year ended December 31, 2019.
As of December 31, 2020, we had federal, state and foreign net operating loss carryforwards of $195,856, $8,610 and $34,309 respectively, which will begin to expire in 2021 with $32,258 of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2020, we had available federal, state and foreign research and experimentation tax credit carryforwards of $8,631, $4,761, and $26,869 respectively. The federal and state tax credits will begin expiring in 2021 while the foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $121,076. We have a general foreign tax credit of $163 which will begin to expire in 2021.

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
We are not indefinitely reinvested in the earnings of our subsidiaries and have accrued tax on the future repatriation of cash for jurisdictions where withholding taxes would apply.
Our Chinese subsidiary is designated as an Advanced Technology Service Enterprise, allowing it to benefit from a Chinese tax holiday resulting in a reduction of its tax rate to 15% through 2021. The tax rate will return to 25% in 2022 upon expiration of the tax holiday.
Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2020, the amount of our uncertain tax positions was a liability of $1,610 and a reduction to deferred tax assets of $1,189. As of December 31, 2019, the amount of our uncertain tax positions was a liability of $1,554 and a reduction to deferred tax assets of $1,100.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2020	2019
Uncertain tax positions:
Balance at beginning of year	$2,569	$2,504
Accrual for positions taken in a prior year	24	(14)
Accrual for positions taken in current year	192	188
Reversals due to lapse of statute of limitations	(74)	(109)
Balance at end of year	$2,711	$2,569
Interest and penalties:
Balance at beginning of year	$85	$82
Accrual for positions taken in prior year	18	28
Accrual for positions taken in current year	—	2
Reversals due to lapse of statute of limitations	(15)	(27)
Balance at end of year	$88	$85
During the years ended December 31, 2020 and 2019 we recognized $18 and $30, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $13 within the next twelve months due to the expiration of statutes of limitation in federal, state and foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2017, 2016 and 2013, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2020.

NOTE 10.    COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $242 and $521 for the years ended December 31, 2020 and 2019, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made contributions of $48 and $62 to the 401(k) plan during the years ended December 31, 2020 and 2019, respectively.
Software licenses
We acquire rights to use certain software engineer design tools under software licenses.
As of December 31, 2020, future minimum payments under non-cancelable software licenses are as follows:

Year Ending December 31,	Software licenses
2021	$829
2022	679
2023	99
1,607
Less: Interest component	(107)
Present value of minimum software license payments	1,500
Less: Current portion	(786)
Long-term portion of obligations	$714

Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. $499 and $482 are included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet as of December 31, 2020 and 2019, respectively. $268 and $441 are included in long-term liabilities, net of current portion in our consolidated balance sheets as of December 31, 2020 and 2019, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2020, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Net loss	$(26,529)	$(9,077)
Weighted average shares outstanding - basic and diluted	40,712	37,851
Net loss per share - basic and diluted	$(0.65)	$(0.24)
The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019
Employee equity incentive plans	4,148	3,419
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 12.    SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2020 and 2019.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.
Equity Offering
On December 14, 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering. On December 16, 2020, an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 5,635,000 shares of common stock were sold in the offering at a price to the public of $2.45 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and other expenses, were approximately $12,743.
Private Placement Investment
On December 7, 2020, we completed a private placement of 724,288 shares of common stock to a certain accredited investor at a purchase price of $2.071 per share. On December 15, 2020, we completed a private placement of 2,475,712 shares of common stock to a certain accredited investor at a purchase price of $2.071. Net proceeds to the Company, after deducting commissions and other expenses, were approximately $6,210.
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
During the year ended December 31, 2020, we sold an aggregate of 1,747,466 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $4,429.
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended on certain occasions, most recently on May 15, 2020 when our shareholders approved an increase to the total number of authorized shares to 19,683,333 shares. As of December 31, 2020, 1,566,811 shares were available for grant under the 2006 Plan.
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

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2019:	533,484	$2.87
Granted	234,000	2.00
Exercised	(25,563)	2.74
Canceled and forfeited	(4,896)	3.98
Expired	(17,958)	5.16
Options outstanding as of December 31, 2020:	719,067	$2.53

The following table summarizes information about options outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2020	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2020	Weighted average exercise price
$2.00 - $2.00	237,500	5.79	$2.00	3,500	$2.00
2.46 - 2.46	350,000	1.01	2.46	350,000	2.46
2.79- 6.05	131,567	2.59	3.67	105,150	3.54
$2.00 - $6.05	719,067	2.88	$2.53	458,650	$2.70
During the years ended December 31, 2020 and 2019 the total intrinsic value of options exercised was $28 and $256, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2020, options outstanding had a total intrinsic value of $323.

Options outstanding that have vested and are expected to vest as of December 31, 2020 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	458,650	$2.70	1.30	$131
Expected to vest	244,024	2.22	5.64	180
Total	702,674	$2.54	2.81	$311
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2020 and 2019 we granted 2,137,317 and 1,917,514 shares, respectively, of restricted stock with a weighted average grant date fair value of $3.42 and $3.81 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2019:	3,112,426	$4.06
Granted	2,137,817	3.42
Vested	(1,834,406)	3.93
Canceled	(239,232)	4.28
Unvested at December 31, 2020:	3,176,605	$3.68
Expected to vest after December 31, 2020	2,947,031	$3.68

Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. On May 15, 2020 the ESPP was amended when our shareholders approved an increase to the total number of shares of common stock reserved for issuance to 3,300,000. During the years ended December 31, 2020 and 2019, we issued 202,019 and 194,361 shares, respectively for proceeds of $529 and $519, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2020	2019
Stock Option Plans:
Risk free interest rate	2.00%	2.47%
Expected dividend yield	0%	0%
Expected term (in years)	3.75	5.00
Volatility	64%	66%
Employee Stock Purchase Plan:
Risk free interest rate	0.79%	2.05%
Expected dividend yield	0%	0%
Expected term (in years)	1.05	1.05
Volatility	65%	65%
The weighted average fair value of options granted during the years ended December 31, 2020 and 2019 was $0.93 and $2.23, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. The contractual life of newly issued stock options is six years, and we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2020, unrecognized stock-based compensation expense is $5,391, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.09 years.

NOTE 13.    SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. Substantially all of our assets are located in the U.S.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2020	2019
Japan	$26,554	$53,628
China	8,935	10,213
U.S.	3,057	3,105
Taiwan	1,668	1,597
Europe	333	104
Korea	308	108
	$40,855	$68,755

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2020	2019
Distributors:
All distributors	49%	44%
Distributor A	23%	28%
End Customers: [1]
Top five end customers	58%	77%
End customer A	40%	49%
End customer B	5%	12%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2020	2019
Account X	39%	42%
Account Y	20%	26%
Account Z	7%	24%

NOTE 14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2020
Revenue, net	$13,774	$9,253	$8,190	$9,638
Gross profit	6,775	5,049	3,976	4,385
Loss from operations	(5,277)	(6,421)	(8,137)	(6,901)
Loss before income taxes	(5,223)	(6,445)	(8,165)	(6,098)
Net loss	(5,399)	(6,552)	(8,139)	(6,439)
Net loss per share - basic and diluted	(0.14)	(0.17)	(0.20)	(0.15)
2019
Revenue, net	$16,648	$18,027	$18,057	$16,023
Gross profit	8,472	9,376	9,347	7,300
Loss from operations	(3,460)	(2,321)	(2,444)	(4,898)
Income (loss) before income taxes	541	(2,217)	(2,374)	(4,574)
Net income (loss)	133	(2,448)	(2,306)	(4,456)
Net income (loss) per share:
Basic	0.00	(0.06)	(0.06)	(0.12)
Diluted	0.00	(0.06)	(0.06)	(0.12)

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors - Director Nominees for Election" and "Information about our Executive Officers" in our Proxy Statement for our 2021 Annual Meeting of Shareholders (the "2021 Proxy Statement") to be filed within 120 days after December 31, 2020 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). To the extent disclosure for delinquent reports is being made, it can be found under the caption "Delinquent Section 16(a) Reports" in the 2021 Proxy Statement and is herein incorporated by reference.

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

Item 11.Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Compensation Committee Report", "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information about our Equity Compensation Plans" in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Transactions" and "Information About Our Board of Directors" in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption "Information About Our Independent Registered Public Accounting Firm" in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules.
(a)1. Financial Statements.
The following financial statements are included in Item 8 Financial Statements and Supplementary Data:
(a)2.    Financial Statement Schedules.
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
(a)3. Exhibits.
The exhibits listed below are either filed with this report or incorporated by reference into this report.

Exhibit Number	Description

2.1
Arrangement Agreement between Pixelworks, Inc. and ViXS Systems Inc. dated May 18, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 23, 2017) (The "Arrangement Agreement").

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

4.1
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 11, 2020).

10.1+
Form of Indemnity Agreement between Pixelworks, Inc. and each of the members of the Board and Steven Moore, the Company’s Chief Financial Officer. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2018).

10.2+	Pixelworks, Inc. 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 21, 2005).

10.3+	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2011).

10.4+	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on July 16, 2012).

10.5+
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009).

10.6+
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Option Grants (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed March 8, 2012).

10.7+
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Director Stock Unit Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

10.8+
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Restricted Stock Unit Award. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.9+	Summary of Pixelworks 2020 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 11, 2020).

10.10+	Summary of Pixelworks 2019 Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 13, 2019).

10.11+	Summary of Pixelworks 2018 Non-Employee Director Compensation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form10-Q filed on May 10, 2018).

10.12+	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009).

10.13+	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016).

10.14+
Change of Control Severance Agreement effective January 4, 2016, by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed March 8, 2017).

10.15+
Amended and Restated Change of Control and Severance Agreement by and between Pixelworks, Inc. and Todd A. Debonis, dated April 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).

10.16+
Executive Compensation Recovery Policy, adopted April 11, 2019 by the Pixelworks, Inc. Board of Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).

10.17+	Offer Letter with Elias Nader (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 16, 2019).

10.18+	Change of Control and Severance Agreement with Elias Nader (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 16, 2019).

10.19
Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

10.2
Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.21
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

10.25
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

10.35
Amendment No. 9 to the Loan and Security Agreement, between Pixelworks, Inc. and Silicon Valley Bank, dated April 17, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 8, 2020.

10.36	Amendment No. 10 to the Loan and Security Agreement, between Pixelworks, Inc. and Silicon Valley Bank, dated December 14, 2020

10.37	Promissory Note between the Company and Silicon Valley Bank dated April 25, 2020 (incorporated by reference by Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.38	Sales Agreement, dated June 5, 2020, between Pixelworks, inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 5, 2020).

10.39	Amended and Restated Securities Purchase Agreement dated December 4, 2020, between the Company and the investors named therein.

10.40
Underwriting Agreement dated as of December 10, 2020 by and among the Company and Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, as representatives of the several Underwriters (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on December 10, 2020).

10.41+	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014).

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 14, 2018).

23.1	Consent of Armanino LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney (see page 85 of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensation arrangement.

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

(b) Exhibits.
    See Item 15 (a) (3) above.
(c) Financial Statement Schedules.
    See Item 15 (a) (2) above.
Item 16.     Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated:	March 10, 2021	By:	/s/ Todd A. DeBonis
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

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer
Todd A. DeBonis	(Principal Executive Officer)	March 10, 2021

/s/ Elias N. Nader	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Elias N. Nader		March 10, 2021

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 10, 2021

/s/ Amy Bunszel	Director
Amy Bunszel		March 10, 2021

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 10, 2021

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 10, 2021

/s/ David J. Tupman	Director
David J. Tupman		March 10, 2021