Form 10-Q
period 2021-03-31
PIXELWORKS, INC
filed 2021-05-07
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,212,421 as of April 30, 2021

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
    The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. To date, our Shanghai and Shenzhen offices have returned to full in-person staffing, our offices and supply chain partners in Taiwan are fully functional, and our offices in Japan and North America are fully operational, working both in-office and remotely.

COVID-19 may also affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020 and 2021. For example, our revenues for fiscal year 2020 were lower than initially anticipated and we expect our revenues for 2021 to continue to be negatively impacted by COVID-19.
The impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in the future in response to it, including cost-saving measures, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,437	$31,257
Short-term marketable securities	—	250
Accounts receivable, net	5,522	4,672
Inventories	1,670	2,445
Prepaid expenses and other current assets	1,923	1,010
Total current assets	34,552	39,634
Property and equipment, net	4,384	5,103
Operating lease right-of-use assets	6,625	6,606
Other assets, net	1,005	1,081
Acquired intangible assets, net	902	1,207
Goodwill	18,407	18,407
Total assets	$65,875	$72,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,726	$995
Accrued liabilities and current portion of long-term liabilities	8,523	9,452
Current portion of income taxes payable	155	147
Total current liabilities	10,404	10,594
Long-term liabilities, net of current portion	790	1,007
Operating lease liabilities, net of current portion	4,791	5,088
Income taxes payable, net of current portion	2,600	2,479
Total liabilities	18,585	19,168
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	470,452	467,957
Accumulated other comprehensive income	47	47
Accumulated deficit	(423,209)	(415,134)
Total shareholders’ equity	47,290	52,870
Total liabilities and shareholders’ equity	$65,875	$72,038
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue, net	$9,270	$13,774
Cost of revenue (1)	5,545	6,999
Gross profit	3,725	6,775
Operating expenses:
Research and development (2)	6,785	6,267
Selling, general and administrative (3)	4,854	5,193
Restructuring	—	592
Total operating expenses	11,639	12,052
Loss from operations	(7,914)	(5,277)
Interest income and other, net	56	54
Total other income, net	56	54
Loss before income taxes	(7,858)	(5,223)
Provision for income taxes	217	176
Net loss	$(8,075)	$(5,399)
Net loss per share - basic and diluted	$(0.16)	$(0.14)
Weighted average shares outstanding - basic and diluted	51,673	38,868

(1) Includes:
Amortization of acquired intangible assets	245	298
Stock-based compensation	79	101

(2) Includes stock-based compensation	581	648

(3) Includes:
Stock-based compensation	772	1,073
Amortization of acquired intangible assets	60	76
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,075)	$(5,399)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	(6)
Total comprehensive loss	$(8,075)	$(5,405)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,075)	$(5,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,432	1,822
Depreciation and amortization	1,016	1,022
Amortization of acquired intangible assets	305	374
Deferred income tax expense (benefit)	(10)	4
Reversal of uncertain tax positions	(2)	(10)
Accretion on short-term marketable securities	—	(10)
Gain on sale of marketable securities	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(850)	2,065
Inventories	775	861
Prepaid expenses and other current and long-term assets, net	(267)	470
Accounts payable	721	1,204
Accrued current and long-term liabilities	(1,827)	(1,545)
Income taxes payable	131	46
Net cash provided by (used in) operating activities	(6,651)	900
Cash flows from investing activities:
Proceeds from sales and maturities of short-term marketable securities	250	5,998
Purchases of property and equipment	(243)	(204)
Purchases of short-term marketable securities	—	(1,500)
Net cash provided by investing activities	7	4,294
Cash flows from financing activities:
Payments on asset financings	(239)	—
Proceeds from issuance of common stock under employee equity incentive plans	1,063	325
Proceeds from line of credit	—	5,157
Net cash provided by financing activities	824	5,482
Net increase (decrease) in cash and cash equivalents	(5,820)	10,676
Cash and cash equivalents, beginning of period	31,257	7,257
Cash and cash equivalents, end of period	$25,437	$17,933

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$90	$135
Cash paid during the period for interest	32	51
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	—	1,392
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2021	Shares	Amount
Balance as of December 31, 2020	51,078,942	$467,957	$47	$(415,134)	$52,870
Stock issued under employee equity incentive plans	1,133,479	1,063	—	—	1,063
Stock-based compensation expense	—	1,432	—	—	1,432
Net loss	—	—	—	(8,075)	(8,075)
Balance as of March 31, 2021	52,212,421	$470,452	$47	$(423,209)	$47,290

2020
Balance as of December 31, 2019	38,434,488	$436,122	$12	$(388,605)	$47,529
Stock issued under employee equity incentive plans	815,375	325	—	—	325
Stock-based compensation expense	—	1,822	—	—	1,822
Unrealized loss on available for sale securities	—	—	(6)	—	(6)
Net loss	—	—	—	(5,399)	(5,399)
Balance as of March 31, 2020	39,249,863	$438,269	$6	$(394,004)	$44,271
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
As of March 31, 2021, we had an intellectual property portfolio of 336 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Condensed Consolidated Financial Statements
The financial information included herein for the three month periods ended March 31, 2021 and 2020 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2020 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2021, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2021.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 became effective for us on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our financial position, results of operations and cash flows.
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
Accounts receivable consists of the following:

	March 31, 2021	December 31, 2020
Accounts receivable, gross	$5,557	$4,713
Less: allowance for doubtful accounts	(35)	(41)
Accounts receivable, net	$5,522	$4,672

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$41	$23
Additions charged (reductions credited)	(6)	42
Balance at end of period	$35	$65

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2021	December 31, 2020
Finished goods	$921	$1,775
Work-in-process	749	670
Inventories	$1,670	$2,445

Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Gross carrying amount	$21,597	$22,291
Less: accumulated depreciation and amortization	(17,213)	(17,188)
Property and equipment, net	$4,384	$5,103

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	March 31, 2021	December 31, 2020
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(5,828)	(5,523)
Acquired intangible assets, net	$902	$1,207

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.
Amortization expense for intangible assets was $305 for the three months ended March 31, 2021, $245 was included in cost of revenue and $60 was included in selling, general and administrative for the three months ended March 31, 2021, in the condensed consolidated statements of operations. As of March 31, 2021, future estimated amortization expense is as follows:

Nine months ending December 31, 2021	$812
Year ending December 31, 2022	90
$902
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the three months ended March 31, 2021.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended March 31, 2021. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accrued payroll and related liabilities	$2,562	$2,867
Operating lease liabilities, current	2,331	2,039
Current portion of accrued liabilities for asset financings	715	786
Accrued interest payable	427	429
Accrued commissions and royalties	396	474
Deferred revenue	120	179
Accrued costs related to restructuring	—	630
Other	1,972	2,048
Accrued liabilities and current portion of long-term liabilities	$8,523	$9,452
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
The change in deferred revenue is as follows:

	Three Months Ended
	March 31,
	2021	2020
Deferred revenue:
Balance at beginning of period	$179	$146
Revenue deferred	205	405
Revenue recognized	(264)	(365)
Balance at end of period	$120	$186

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019, April 17, 2020 and December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provided a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $2,500 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. In addition, the Revolving Loan Agreement provided for non-formula advances of up to $10,000 which may have been made solely during the last five business days of any fiscal month or quarter and which were required to be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances did not provide us with usable liquidity.
The Revolving Loan Agreement, as amended, contained customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could have resulted in the acceleration of our obligations under the Revolving Loan Agreement, as amended, and an increase to the applicable interest rate, and would have permitted the Bank to exercise remedies with respect to its security interest. The Revolving Line had a maturity date of March 26, 2021. We did not renew the Revolving Loan Agreement upon its maturity.
As of March 31, 2021 and December 31, 2020, we had no outstanding borrowings under the Revolving Line.

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
We had no marketable securities as of March 31, 2021. As of December 31, 2020, all of our marketable securities are classified as available-for-sale, have contractual maturities of one year or less and consist of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of December 31, 2020:
Corporate debt securities	253	(3)	250
	$253	$(3)	$250

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
As of March 31, 2021:
Assets:
Cash equivalents:
Money market funds	$18,149	$—	$—	$18,149

As of December 31, 2020:
Assets:
Cash equivalents:
Money market funds	$23,832	$—	$—	$23,832
Short-term marketable securities:
Corporate debt securities	—	250	—	250
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
Total restructuring expense included in our condensed consolidated statements of operations for the three month periods ended March 31, 2021 and 2020 is comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Operating expenses — restructuring:
Employee severance and benefits	$—	$592
Total restructuring expense	$—	$592

During the three months ended March 31, 2021, we did not record any restructuring expense. During the three months ended March 31, 2020 we recorded $592 in restructuring expense related to the January 2020 Plan.

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2021:

	Balance as of December 31, 2020	Expensed	Payments	Balance as of March 31, 2021
Employee severance and benefits	$630	$—	$(630)	$—
Accrued costs related to restructuring	$630	$—	$(630)	$—

NOTE 5: LEASES
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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 7 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost:	$700	$646

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$692	$727
Leased assets obtained in exchange for new operating lease liabilities	629	2,626
Weighted average remaining lease term (in years)	3.44	4.25
Weighted average discount rate	4.90%	5.17%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

Operating Lease Payments
Nine months ending December 31, 2021	$1,934
Years ending December 31:
2022	2,780
2023	1,370
2024	881
2025	368
2026	368
Thereafter	92
Total operating lease payments	7,793
Less imputed interest	(671)
Total operating lease liabilities	$7,122

As of March 31, 2021, the Company had no operating lease liabilities that had not commenced.

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
License Revenue - On occasion, we derive revenue from the license of our internally developed intellectual property ("IP"). Additionally, for certain IP license agreements, royalties are collected as customers sell their own products that incorporate the Company’s IP. IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Fees under these agreements generally include license fees or royalty fees relating to our IP and support service fees, resulting in two performance obligations. We evaluate each performance obligation, which generally results in the transfer of control at a point in time for the license fee and over time for support services. Royalties are recognized as revenue is earned, generally when the customer sells its products that incorporate the Company’s IP.
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
The following table provides information about disaggregated revenue based on the preceding categories for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
IC sales	$8,637	$13,118
Engineering services, license and other	633	656
Total revenues	$9,270	$13,774
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
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $120, which we expect to recognize ratably over the next 12 months.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Three Months Ended
	March 31,
	2021	2020
Other income	$65	$43
Interest expense	(14)	(40)
Interest income	5	51
Total interest income and other, net	$56	$54

NOTE 8: INCOME TAXES
The provision for income taxes during the 2021 and 2020 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $2 and $10 during the first three months of 2021 and 2020, respectively.
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
As of March 31, 2021 and December 31, 2020, the amount of our uncertain tax positions was a liability of $1,616 and $1,610, respectively, as well as a contra deferred tax asset of $1,279 and $1,189, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $137 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(8,075)	$(5,399)
Weighted average shares outstanding - basic and diluted	51,673	38,868
Net loss per share - basic and diluted	$(0.16)	$(0.14)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Employee equity incentive plans	3,886	4,094
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2021	2020
China	$4,277	$2,846
Japan	3,544	8,486
United States	766	1,666
Taiwan	666	738
Korea	17	33
Europe	—	5
	$9,270	$13,774

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2021	2020
Distributors:
All distributors	59%	42%
Distributor A	34%	7%
Distributor B	8%	13%
Distributor C	7%	10%
End customers: [1]
Top five end customers	76%	72%
End customer A	29%	46%
End customer B	20%	7%
End customer C	17%	—%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2021	December 31, 2020
Account X	38%	20%
Account Y	35%	39%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2021, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of March 31, 2021, $506 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets and $221 is included in long-term liabilities, net of current portion in our condensed consolidated balance sheets.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the Company’s restructuring plan, its expectations and estimates regarding the workforce reduction, the objectives of the restructuring plan and the timing thereof, amounts and timing of the charges and savings to be incurred in connection with the restructuring plan, and the potential impact of the restructuring plan; the anticipated features, benefits and market opportunities for our products; our technologies and intellectual property; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
The impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020 and 2021. For example, our revenues for fiscal year 2020 were lower than initially anticipated and we expect our revenues for 2021 to continue to be negatively impacted by COVID-19.

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
As of March 31, 2021, we had an intellectual property portfolio of 336 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost and bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three month periods ended March 31, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Revenue, net	$9,270	$13,774	$(4,504)	(33)%

Net revenue decreased $4.5 million, or 33%, in the first quarter of 2021 compared to the first quarter of 2020.
Revenue recorded in the first quarter of 2021 consisted of $8.6 million in revenue from the sale of integrated circuit ("IC") products and $0.6 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first quarter of 2020 consisted of $13.1 million in revenue from the sale of IC products and $0.7 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in both periods presented is primarily due to decreased unit sales into the digital projector and video delivery markets as a result of customers continuing to correct their inventory levels and is partially offset by increased unit sales into the mobile market.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three month periods ended March 31, 2021 and 2020, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	% of revenue	2020	% of revenue
Direct product costs and related overhead [1]	$5,221	56%	$6,511	47%
Amortization of acquired intangible assets	245	3	298	2
Stock-based compensation	79	1	101	1
Inventory charges [2]	—	0	89	1
Total cost of revenue	$5,545	60%	$6,999	51%
Gross profit	$3,725	40%	$6,775	49%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 40% in the first quarter of 2021 compared to 49% in the first quarter of 2020. The decrease in gross profit margin was primarily due to product mix, increased product costs and absorption of fixed overhead costs
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, restructuring charges, amortization related to acquired intangible assets, inventory step-up and backlog, and the timing and execution of manufacturing ramps as well as other factors.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering expenses and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three month periods ended March 31, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Research and development	$6,785	$6,267	$518	8%
Research and development expense increased $0.5 million, or 8% in the first quarter of 2021 compared to the first quarter of 2020 primarily due to an increase in compensation expense due to a COVID-19 relief benefit received in China in 2020 that was not received in 2021, partially offset by a reduction in headcount. The increase was also due to an increase in non-recurring engineering expense due to the timing of development activities.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three month periods ended March 31, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Selling, general and administrative	$4,854	$5,193	$(339)	(7)%
Selling, general and administrative expense decreased $0.3 million, or 7%, in the first quarter of 2021 compared to the first quarter of 2020 primarily due to a decrease in compensation expense due to a reduction in headcount and a decrease in stock-based compensation expense due to the timing of awards granted.
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
Restructuring expense for the three month periods ended March 31, 2021 and 2020, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Employee severance and benefits	$—	$592
Total restructuring expense	$—	$592
During the first quarter of 2021, we did not incur any restructuring expense. During the first quarter of 2020, we recorded $0.6 million in restructuring expense related to the January 2020 Plan. The January 2020 Plan was complete in the first quarter of 2020 and we did not incur any further charges related to the January 2020 Plan after the first quarter of 2020.

Provision for income taxes
The provision for income taxes during the 2021 and 2020 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first quarter of 2021 and during the first quarter of 2020.
Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents decreased $5.8 million to $25.4 million at March 31, 2021 from $31.3 million at December 31, 2020. Short-term marketable securities decreased $0.3 million to zero at March 31, 2021 from $0.3 million at December 31, 2020. The net decrease in cash, cash equivalents and short-term marketable securities of $6.1 million during the first three months of 2021 was the result of $6.7 million used in operating activities, $0.2 million used for purchases of property and equipment and $0.2 million used for payments on other asset financings. These decreases were partially offset by $1.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of March 31, 2021, our cash and cash equivalents balance consisted of $18.1 million in cash equivalents held in U.S. dollar denominated money market funds and $7.3 million in cash. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $5.5 million as of March 31, 2021 from $4.7 million as of December 31, 2020. The average number of days sales outstanding increased to 54 days as of March 31, 2021 from 44 days as of December 31, 2020. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the first quarter of 2021, and the fourth quarter of 2020.
Inventories
Inventories were $1.7 million as of March 31, 2021 compared to $2.4 million at December 31, 2020. Inventory turnover increased to 10.1 as of March 31, 2021 from 6.0 as of December 31, 2020 primarily due to lower average inventory balances during the first quarter of 2021 compared to the fourth quarter of 2020. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended on December 14, 2012, December 4, 2013, December 18, 2015, December 15, 2016, July 21, 2017, December 21, 2017, December 18, 2018, December 18, 2019, April 17, 2020 and December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provided a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. In addition, the Revolving Loan Agreement provided for non-formula advances of up to $10.0 million which may have been made solely during the last five business days of any fiscal month or quarter and which were required to be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances did not provide us with usable liquidity.
The Revolving Loan Agreement contained customary affirmative and negative covenants as well as customary events of default. The occurrence of an event of default could have resulted in the acceleration of our obligations under the Revolving Loan Agreement, and an increase to the applicable interest rate, and would have permitted the Bank to exercise remedies with respect to its security interest. The Revolving Line had a maturity date of March 26, 2021. We did not renew the Revolving Loan Agreement upon its maturity.
As of March 31, 2021 and December 31, 2020, we had no outstanding borrowings under the Revolving Line.

Paycheck Protection Program Loan
On April 25, 2020, we entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $0.8 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
The Loan was evidenced by a promissory note (the “Note”) dated April 25, 2020 and matures 2 years from the disbursement date. The Note bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing 6 months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note contains customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the Lender may require immediate repayment of all amounts outstanding under the Note.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We used the Loan amount for Qualifying Expenses. During the fourth quarter of 2020, we applied for and received full forgiveness and recorded a gain of $0.8 million within other income in our consolidated statements of operations.
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
Liquidity
As of March 31, 2021, our cash and cash equivalents balance of $25.4 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2021 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 10, 2021. Our obligations for 2021 and beyond have not changed materially as of March 31, 2021.
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

PART II – OTHER INFORMATION

Item 1A.Risk Factors.
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
In response to the COVID-19 pandemic, many state governments in the U.S. issued restrictive orders, including “shelter in place” or “stay at home” orders, that restricted its residents from leaving their homes or returning to work. At Pixelworks, our offices in Japan and North America are currently operating in office and remotely. The potential future impact of any “stay at home” orders or other similar COVID-related restraints on movement, may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. We face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration. Additionally, our sales team may not be able to make sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic as they juggle varying competing interests. Also, our ability to make in-person sales calls may be affected in areas with stay at home orders or other restrictions in place, which may, in turn, affect our revenues.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first three months of 2021 represented 34% of revenue. Sales to our top distributor for the years ended December 31, 2020 and 2019 represented 23% and 28% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 76%, 58% and 77% of revenue for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021 and December 31, 2020, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 92%, 93% and 95% of revenue for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2021, we held 336 patents and had 9 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, on December 7, 2020, we completed a private placement of 724,288 shares of common stock to a certain accredited investor at a purchase price of $2.071 per share. On December 15, 2020, we completed a private placement of 2,475,712 shares of common stock to a certain accredited investor at a purchase price of $2.071. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, on December 14, 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering. On December 16, 2020, an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 5,635,000 shares of common stock were sold in the offering at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through March 31, 2021, we sold an aggregate of 1,747,466 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares. As of March 31, 2021, we were in compliance with these listing requirements. However, as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

PIXELWORKS, INC.

Dated:	May 7, 2021	/s/ Elias N. Nader
Elias N. Nader Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)