Form 10-Q
period 2021-06-30
PIXELWORKS, INC
filed 2021-08-11
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-30269
 ____________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)

Oregon			91-1761992
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

16760 SW Upper Boones Ferry Rd., Ste. 101
Portland	,	Oregon	97224
(Address of principal executive offices)			(Zip Code)
(503) 601-4545
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,434,217 as of August 6, 2021

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$23,624	$31,257
Short-term marketable securities	—	250
Accounts receivable, net	6,351	4,672
Inventories	1,577	2,445
Prepaid expenses and other current assets	1,888	1,010
Total current assets	33,440	39,634
Property and equipment, net	3,900	5,103
Operating lease right-of-use assets	6,013	6,606
Other assets, net	992	1,081
Acquired intangible assets, net	631	1,207
Goodwill	18,407	18,407
Total assets	$63,383	$72,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,664	$995
Accrued liabilities and current portion of long-term liabilities	8,745	9,452
Current portion of income taxes payable	140	147
Total current liabilities	11,549	10,594
Long-term liabilities, net of current portion	569	1,007
Operating lease liabilities, net of current portion	4,178	5,088
Income taxes payable, net of current portion	2,673	2,479
Total liabilities	18,969	19,168
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock	—	—
Common stock	471,958	467,957
Accumulated other comprehensive income	47	47
Accumulated deficit	(427,591)	(415,134)
Total shareholders’ equity	44,414	52,870
Total liabilities and shareholders’ equity	$63,383	$72,038
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	$14,051	$9,253	$23,321	$23,027
Cost of revenue (1)	6,940	4,204	12,485	11,203
Gross profit	7,111	5,049	10,836	11,824
Operating expenses:
Research and development (2)	6,671	6,314	13,456	12,581
Selling, general and administrative (3)	4,896	5,156	9,750	10,349
Restructuring	—	—	—	592
Total operating expenses	11,567	11,470	23,206	23,522
Loss from operations	(4,456)	(6,421)	(12,370)	(11,698)
Interest income (expense) and other, net	181	(24)	237	30
Total other income (expense), net	181	(24)	237	30
Loss before income taxes	(4,275)	(6,445)	(12,133)	(11,668)
Provision for income taxes	107	107	324	283
Net loss	$(4,382)	$(6,552)	$(12,457)	$(11,951)
Net loss per share - basic and diluted	$(0.08)	$(0.17)	$(0.24)	$(0.31)
Weighted average shares outstanding - basic and diluted	52,283	39,444	51,980	39,156

(1) Includes:
Amortization of acquired intangible assets	218	298	463	596
Stock-based compensation	76	127	155	228

(2) Includes stock-based compensation	610	806	1,191	1,454

(3) Includes:
Stock-based compensation	820	1,310	1,592	2,383
Amortization of acquired intangible assets	53	76	113	152
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,382)	$(6,552)	$(12,457)	$(11,951)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	7	—	1
Total comprehensive loss	$(4,382)	$(6,545)	$(12,457)	$(11,950)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,457)	$(11,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,938	4,065
Depreciation and amortization	1,922	1,893
Amortization of acquired intangible assets	576	748
Deferred income tax expense (benefit)	(22)	4
Reversal of uncertain tax positions	(2)	(10)
Accretion on short-term marketable securities	—	(10)
Gain on sale of marketable securities	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,679)	4,990
Inventories	868	634
Prepaid expenses and other current and long-term assets, net	497	1,343
Accounts payable	1,418	191
Accrued current and long-term liabilities	(2,295)	(1,804)
Income taxes payable	189	77
Net cash provided by (used in) operating activities	(8,047)	166
Cash flows from investing activities:
Purchases of property and equipment	(393)	(612)
Proceeds from sales and maturities of short-term marketable securities	250	7,498
Purchases of short-term marketable securities	—	(1,500)
Net cash provided by (used in) investing activities	(143)	5,386
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	1,063	337
Payments on asset financings	(506)	(328)
Proceeds from line of credit	—	4,329
Net proceeds from "at the market" equity offering	—	2,474
Proceeds from Paycheck Protection Program loan	—	796
Net cash provided by financing activities	557	7,608
Net increase (decrease) in cash and cash equivalents	(7,633)	13,160
Cash and cash equivalents, beginning of period	31,257	7,257
Cash and cash equivalents, end of period	$23,624	$20,417

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$177	$211
Cash paid during the period for interest	69	107
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	—	1,392
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
2021	Shares	Amount
Balance as of December 31, 2020	51,078,942	$467,957	$47	$(415,134)	$52,870
Stock issued under employee equity incentive plans	1,133,479	1,063	—	—	1,063
Stock-based compensation expense	—	1,432	—	—	1,432
Net loss	—	—	—	(8,075)	(8,075)
Balance as of March 31, 2021	52,212,421	$470,452	$47	$(423,209)	$47,290
Stock issued under employee equity incentive plans	140,143	—	—	—	—
Stock-based compensation expense	—	1,506	—	—	1,506
Net loss	—	—	—	(4,382)	(4,382)
Balance as of June 30, 2021	52,352,564	$471,958	$47	$(427,591)	$44,414

2020
Balance as of December 31, 2019	38,434,488	$436,122	$12	$(388,605)	$47,529
Stock issued under employee equity incentive plans	815,375	325	—	—	325
Stock-based compensation expense	—	1,822	—	—	1,822
Unrealized loss on available for sale securities	—	—	(6)	—	(6)
Net loss	—	—	—	(5,399)	(5,399)
Balance as of March 31, 2020	39,249,863	$438,269	$6	$(394,004)	$44,271
"At the market" equity offering	803,528	2,474	—	—	2,474
Stock issued under employee equity incentive plans	167,100	12	—	—	12
Stock-based compensation expense	—	2,243	—	—	2,243
Unrealized gain on available for sale securities	—	—	7	—	7
Net loss	—	—	—	(6,552)	(6,552)
Balance as of June 30, 2020	40,220,491	$442,998	$13	$(400,556)	$42,455
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
As of June 30, 2021, we had an intellectual property portfolio of 335 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
The Company has engaged in a strategic plan to re-align its mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps taken by the Company to date and going forward are intended to improve its ability to access capital, customers, and talent. The Company has operated its primary R&D center in Asia for over 15 years and feels that the time is right to take advantage of that existing footprint and develop its subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH") as a full profit-and-loss center underneath the Company for the mobile, projector, and video delivery businesses. Most of these steps have been completed or will be completed before the end of 2021.
This plan will further enable PWSH to seek qualification to file an application for an initial public offering on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market (the “Listing”). The Company believes that the Listing will have many benefits, including improved access to new capital markets and the funding of its growth worldwide. The Company presently intends to qualify PWSH to apply for the Listing so that the Listing is consummated in the first half of 2023. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. There is no guarantee that PWSH will be approved for a Listing at any point in the future.
Condensed Consolidated Financial Statements
The financial information included herein for the three and six month periods ended June 30, 2021 and 2020 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the Company's condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2020 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2021, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2021.
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

NOTE 2: BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable are contract assets that arise from the performance of our obligation pursuant to our contracts with our customers and represent our unconditional right to payment for the satisfaction of our performance obligations. They are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are stated net of an allowance for doubtful accounts, which is maintained for estimated losses that may result from the inability of our customers to make required payments.
Accounts receivable consists of the following:

	June 30, 2021	December 31, 2020
Accounts receivable, gross	$6,374	$4,713
Less: allowance for doubtful accounts	(23)	(41)
Accounts receivable, net	$6,351	$4,672

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2021	2020
Balance at beginning of period	$41	$23
Additions charged (reductions credited)	(18)	11
Balance at end of period	$23	$34

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2021	December 31, 2020
Finished goods	$741	$1,775
Work-in-process	836	670
Inventories	$1,577	$2,445

Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Gross carrying amount	$21,996	$22,291
Less: accumulated depreciation and amortization	(18,096)	(17,188)
Property and equipment, net	$3,900	$5,103

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	June 30, 2021	December 31, 2020
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,099)	(5,523)
Acquired intangible assets, net	$631	$1,207

Developed technology and customer relationships are amortized over a useful life of 3 to 5 years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.
Amortization expense for intangible assets was $271 and $576 for the three and six months ended June 30, 2021, respectively, $218 and $463 were included in cost of revenue for the three and six months ended June 30, 2021, respectively, and $53 and $113 were included in selling, general and administrative for the three and six months ended June 30, 2021, respectively, in the condensed consolidated statements of operations. As of June 30, 2021, future estimated amortization expense is as follows:

Six months ending December 31, 2021	$541
Year ending December 31, 2022	90
$631
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the six months ended June 30, 2021.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the six months ended June 30, 2021. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2021	December 31, 2020
Accrued payroll and related liabilities	$2,952	$2,867
Operating lease liabilities, current	2,402	2,039
Current portion of accrued liabilities for asset financings	614	786
Accrued interest payable	362	429
Accrued commissions and royalties	294	474
Deferred revenue	68	179
Accrued costs related to restructuring	—	630
Other	2,053	2,048
Accrued liabilities and current portion of long-term liabilities	$8,745	$9,452
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
The change in deferred revenue is as follows:

	Six Months Ended
	June 30,
	2021	2020
Deferred revenue:
Balance at beginning of period	$179	$146
Revenue recognized	(683)	(655)
Revenue deferred	572	585
Balance at end of period	$68	$76

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
As of December 31, 2020, we had no outstanding borrowings under the Revolving Line.

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
We had no marketable securities as of June 30, 2021. As of December 31, 2020, all of our marketable securities were classified as available-for-sale, had contractual maturities of one year or less and consisted of the following:

	Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
As of December 31, 2020:
Corporate debt securities	253	(3)	250
	$253	$(3)	$250

Unrealized holding gains and losses were recorded in accumulated other comprehensive income, a component of shareholders’ equity, in the condensed consolidated balance sheets.
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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
As of June 30, 2021:
Assets:
Cash equivalents:
Money market funds	$15,123	$—	$—	$15,123

As of December 31, 2020:
Assets:
Cash equivalents:
Money market funds	$23,832	$—	$—	$23,832
Short-term marketable securities:
Corporate debt securities	—	250	—	250
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
Total restructuring expense included in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2021 and 2020 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses — restructuring:
Employee severance and benefits	$—	$—	$—	$592
Total restructuring expense	$—	$—	$—	$592

During the three and six months ended June 30, 2021, we did not record any restructuring expense. During the three months ended June 30, 2020, we did not record any restructuring expense. During the six months ended June 30, 2020 we recorded $592 in restructuring expense related to the January 2020 Plan.

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2021:

	Balance as of December 31, 2020	Expensed	Payments	Balance as of June 30, 2021
Employee severance and benefits	$630	$—	$(630)	$—
Accrued costs related to restructuring	$630	$—	$(630)	$—

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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 6 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost:	$586	$676	$1,286	$1,323

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,321	$1,434
Leased assets obtained in exchange for new operating lease liabilities	629	3,052
Weighted average remaining lease term (in years)	3.27	4.01
Weighted average discount rate	4.91%	5.07%

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

Operating Lease Payments
Six months ending December 31, 2021	$1,252
Years ending December 31:
2022	2,810
2023	1,382
2024	887
2025	374
2026	374
Thereafter	92
Total operating lease payments	7,171
Less imputed interest	(591)
Total operating lease liabilities	$6,580

As of June 30, 2021, the Company had no operating lease liabilities that had not commenced.

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
The following table provides information about disaggregated revenue based on the preceding categories for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
IC sales	$13,055	$8,840	$21,692	$21,958
Engineering services, license and other	996	413	1,629	1,069
Total revenues	$14,051	$9,253	$23,321	$23,027
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
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $90, which we expect to recognize ratably over the next 9 months.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Other income	$127	$37	$192	$81
Interest expense	50	(82)	36	(122)
Interest income	4	21	9	71
Total interest income and other, net	$181	$(24)	$237	$30

NOTE 8: INCOME TAXES
The provision for income taxes during the 2021 and 2020 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $2 and $10 during the first six months of 2021 and 2020, respectively.
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
As of June 30, 2021 and December 31, 2020, the amount of our uncertain tax positions was a liability of $1,650 and $1,610, respectively, as well as a contra deferred tax asset of $1,267 and $1,189, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $138 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(4,382)	$(6,552)	$(12,457)	$(11,951)
Weighted average shares outstanding - basic and diluted	52,283	39,444	51,980	39,156
Net loss per share - basic and diluted	$(0.08)	$(0.17)	$(0.24)	$(0.31)

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Employee equity incentive plans	4,039	4,023	3,958	3,979
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Japan	$7,415	$7,515	$10,959	$16,001
China	5,772	959	10,049	3,805
United States	417	433	1,183	2,099
Taiwan	376	161	1,042	899
Europe	71	185	71	190
Korea	—	—	17	33
	$14,051	$9,253	$23,321	$23,027

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Distributors:
All distributors	51%	65%	54%	51%
Distributor A	24%	—%	28%	4%
Distributor B	12%	54%	11%	29%
End customers: [1]
Top five end customers	79%	73%	76%	61%
End customer A	39%	25%	34%	37%
End customer B	20%	—%	19%	—%
End customer C	6%	11%	4%	6%
End customer D	4%	14%	5%	7%
End customer E	1%	13%	1%	5%
End customer F	—%	10%	—%	5%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2021	December 31, 2020
Account X	56%	39%
Account Y	24%	20%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2021, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of June 30, 2021, $516 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets and $171 is included in long-term liabilities, net of current portion in our condensed consolidated balance sheets.

NOTE 13: SUBSEQUENT EVENTS
On July 26, 2021, we entered into an agreement with a customer to defray a portion of the research and development expenses expected to be incurred by us in connection with our development of an integrated circuit product. Under the agreement, we will receive $5,800 from the customer within 60 days of the date of the agreement, and may receive up to an additional $4,800 upon completion of certain development milestones. We currently believe that such amounts will be treated as a reduction to research and development expenses related to the product for accounting purposes.
Development work on the product is currently expected to be performed through 2022. The specific dates and final amounts of our expenses and payments by the customer cannot be determined at this time, and there is no assurance that all amounts will be received by us. In any event, we expect our research and development expenses will exceed the amounts received from the customer. Upon the completion of the development, we expect to sell units of the product to the customer. However, there is no commitment or agreement from the customer for such sales at this time or assurance that the development will be successful.
On August 6, 2021, the Company and its subsidiary, PWSH, entered into a Capital Increase Agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”) (none of the employees are a named executive officer of the Company) (See Exhibit 10.1a). An affiliate of the MTM entities, MTM-Xinhe Investment Limited, purchased shares of common stock from the Company on December 15, 2020, pursuant to an Amended and Restated Securities Purchase Agreement.
Under this Capital Increase Agreement, the purchasers have agreed to pay to PWSH, subject to certain closing conditions, certain amounts in RMB in exchange for an equity position in PWSH. More specifically:
(a)    The ESOP have agreed to pay a total of RMB 79,700 ($12,300 USD) in exchange for an equity interest in PWSH of 5.95%, based on a pre-money valuation of PWSH of RMB 1,120,000 ($172,700 USD), a discount of 30% from the valuation paid by the Investors.

(b)    The Investors have agreed to pay a total of RMB 200,000 ($30,800 USD) in exchange for an equity interest in PWSH of 10.45%, based on a pre-money value of PWSH of RMB 1,600,000 ($246,800 USD).

The closing conditions include receipt of all required governmental approvals and the completion of certain elements of the PWSH realignment plan described above in Note 1. Following the closing, which is expected in August of 2021, the Company would continue to hold 83.6% of PWSH. The total net proceeds raised by PWSH would be RMB 279,700 ($43,100 USD).

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the sale of shares of our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd.
(“PWSH”), to purchasers, including the timing thereof, the expected proceeds and use thereof, and the resulting ownership of PWSH; the Company’s strategic plan of re-aligning its mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of its growth worldwide; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses related thereto and our expectations with respect to sales related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
Co-Development Agreement
On July 26, 2021, we entered into an agreement with a customer to defray a portion of the research and development expenses expected to be incurred by us in connection with our development of an integrated circuit product. Under the agreement, we will receive $5.8 million from the customer within 60 days of the date of the agreement, and may receive up to an additional $4.8 million upon completion of certain development milestones. We currently believe that such amounts will be treated as a reduction to research and development expenses related to the product for accounting purposes.
Development work on the product is currently expected to be performed through 2022. The actual timing and amount of our expenses and payments by the customer cannot be determined at this time, and there is no assurance that all amounts will be received by us. In any event, we expect our research and development expenses will exceed the amounts received from the customer. Upon the completion of the development, we expect to sell units of the product to the customer. However, there is no commitment or agreement from the customer for such sales at this time or assurance that the development will be successful.
Capital Increase Agreement
On August 6, 2021, the Company and its subsidiary, PWSH, entered into a Capital Increase Agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”).
Under this Capital Increase Agreement, the purchasers have agreed to pay to PWSH, subject to certain closing conditions, certain amounts in RMB in exchange for an equity position in PWSH. More specifically:
(a)    The ESOP have agreed to pay a total of RMB 79.7 million ($12.3 million USD) in exchange for an equity interest in PWSH of 5.95%, based on a pre-money valuation of PWSH of RMB 1.12 billion ($172.7 million USD), a discount of 30% from the valuation paid by the Investors.
(b)    The Investors have agreed to pay a total of RMB 200 million ($30.8 million USD) in exchange for an equity interest in PWSH of 10.45%, based on a pre-money value of PWSH of RMB 1.6 billion ($246.8 million USD).
The total net proceeds raised by PWSH would be RMB 279.7 million ($43.1 million USD). Additional information is provided in Note 13, which is incorporated by reference into this section.

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
We have engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps taken by us to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated its primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop PWSH as a full profit-and-loss center underneath Pixelworks, Inc. for the mobile, projector, and video delivery businesses. Most of these steps have been completed or will be completed before the end of 2021.
This plan will further enable PWSH to seek qualification to file an application for an initial public offering on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of its growth worldwide. The Company presently intends to qualify PWSH to apply for the Listing so that the Listing is consummated in the first half of 2023. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. There is no guarantee that PWSH will be approved for a Listing at any point in the future.
As of June 30, 2021, we had an intellectual property portfolio of 335 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost and bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and six month periods ended June 30, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Revenue, net	$14,051	$9,253	52%	$23,321	$23,027	1%

Net revenue increased $4.8 million, or 52%, in the second quarter of 2021 compared to the second quarter of 2020 and increased $0.3 million, or 1% in the first half of 2021 compared to the first half of 2020.
Revenue recorded in the second quarter of 2021 consisted of $13.1 million in revenue from the sale of integrated circuit ("IC") products and $1.0 million in revenue related to engineering services, license revenue and other. Revenue recorded in the second quarter of 2020 consisted of $8.8 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first half of 2021 consisted of $21.7 million in revenue from the sale of IC products and $1.6 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2020 consisted of $21.9 million in revenue from the sale of IC products and $1.1 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue in the second quarter of 2021 compared to the second quarter of 2020 is primarily due to increased unit sales into the digital projector market and increased unit sales into the mobile market as we experienced increased demand compared to the second quarter of 2020.
IC revenue was consistent when comparing the first half of 2021 to the first half of 2020, which is a result of slightly decreased unit sales into the digital projector market offset by a significant increase in unit sales into the mobile market.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six month periods ended June 30, 2021 and 2020, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% of revenue	2020	% of revenue	2021	% of revenue	2020	% of revenue
Direct product costs and related overhead [1]	$6,646	47%	$3,783	41%	$11,867	51%	$10,294	45%
Amortization of acquired intangible assets	218	2	298	3	463	2	596	3
Stock-based compensation	76	1	127	1	155	1	228	1
Inventory charges [2]	—	0	(4)	0	—	0	85	0
Total cost of revenue	$6,940	49%	$4,204	45%	$12,485	54%	$11,203	49%
Gross profit	$7,111	51%	$5,049	55%	$10,836	46%	$11,824	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 51% in the second quarter of 2021 compared to 55% in the second quarter of 2020 and was 46% in the first half of 2021 compared to 51% in the first half of 2020. The decrease in gross profit margin over both periods presented was primarily due to product mix and increased product costs.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, restructuring charges, amortization related to acquired intangible assets, and the timing and execution of manufacturing ramps as well as other factors.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering expenses and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three and six month periods ended June 30, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Research and development	$6,671	$6,314	6%	$13,456	$12,581	7%
Research and development expense increased $0.4 million, or 6% in the second quarter of 2021 compared to the second quarter of 2020 and increased $0.9 million, or 7% in the first half of 2021 compared to the first half of 2020. The increases in the 2021 periods compared to the 2020 periods were primarily due to an increase in compensation expense due to a COVID-19 relief benefit received in China in 2020 that was not received in 2021. The increases were also due to an increase in non-recurring engineering expense due to the timing of development activities.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six month periods ended June 30, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative	$4,896	$5,156	(5)%	$9,750	$10,349	(6)%
Selling, general and administrative expense decreased $0.3 million, or 5%, in the second quarter of 2021 compared to the second quarter of 2020 and decreased $0.6 million, or 6% in the first half of 2021 compared to the first half of 2020. The decreases in the 2021 periods compared to the 2020 periods were primarily due to a decrease in compensation expense due to a reduction in headcount and a decrease in stock-based compensation expense due to the timing of awards granted.
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
Restructuring expense for the three and six month periods ended June 30, 2021 and 2020, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Employee severance and benefits	$—	$—	$—	$592
Total restructuring expense	$—	$—	$—	$592
During the three and six months ended June 30, 2021, we did not record any restructuring expense. During the three months ended June 30, 2020, we did not record any restructuring expense. During the six months ended June 30, 2020 we recorded $0.6 million in restructuring expense related to the January 2020 Plan. The January 2020 Plan was complete in the first quarter of 2020 and we did not incur any further charges related to the January 2020 Plan after the first quarter of 2020.

Provision for income taxes
The provision for income taxes during the 2021 and 2020 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first half of 2021 and during the first half of 2020.
Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents decreased $7.6 million to $23.6 million at June 30, 2021 from $31.3 million at December 31, 2020. Short-term marketable securities decreased $0.3 million to zero at June 30, 2021 from $0.3 million at December 31, 2020. The net decrease in cash, cash equivalents and short-term marketable securities of $7.8 million during the first half of 2021 was the result of $8.0 million used in operating activities, $0.4 million used for purchases of property and equipment and $0.5 million used for payments on other asset financings. These decreases were partially offset by $1.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of June 30, 2021, our cash and cash equivalents balance consisted of $15.1 million in cash equivalents held in U.S. dollar denominated money market funds and $8.5 million in cash. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $6.4 million as of June 30, 2021 from $4.7 million as of December 31, 2020. The average number of days sales outstanding decreased to 41 days as of June 30, 2021 from 44 days as of December 31, 2020. The increase in accounts receivable was due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2021, and the fourth quarter of 2020.
Inventories
Inventories were $1.6 million as of June 30, 2021 compared to $2.4 million at December 31, 2020. Inventory turnover increased to 16.0 as of June 30, 2021 from 6.0 as of December 31, 2020 primarily due to lower average inventory balances during the second quarter of 2021 compared to the fourth quarter of 2020. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
As of December 31, 2020, we had no outstanding borrowings under the Revolving Line.

Paycheck Protection Program Loan
On April 25, 2020, we entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $0.8 million (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
The Loan was evidenced by a promissory note (the “Note”) dated April 25, 2020 and matured 2 years from the disbursement date. The Note had an interest rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing 6 months after the disbursement date and were able to be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note contained customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the Lender could require immediate repayment of all amounts outstanding under the Note.
Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan was subject to forgiveness to the extent proceeds were used for payroll costs, including payments required to continue group health care benefits and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We used the Loan amount for Qualifying Expenses. During the fourth quarter of 2020, we applied for and received full forgiveness and recorded a gain of $0.8 million within other income in our consolidated statements of operations.
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
During the year ended December 31, 2020, we sold an aggregate of 1,747,466 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $4.4 million, and gross proceeds of approximately $4.9 million and paid Cowen commissions and fees of approximately $0.2 million, and other expenses of $0.3 million. There was no activity under this at the market offering during the six months ended June 30, 2021.
Capital Increase Agreement
We have entered into a Capital Increase Agreement pursuant to which our subsidiary PWSH, is expected to receive net proceeds from the sale of its securities pursuant thereto in an amount of approximately RMB 279.7 million ($43.1 million USD) in August 2021. Additional information is provided in Note 13, which is incorporated by reference into this section.

Liquidity
As of June 30, 2021, our cash and cash equivalents balance of $23.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. In addition to the Capital Increase Agreement, we may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Contractual Payment Obligations
Our contractual obligations for 2021 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 10, 2021. Our obligations for 2021 and beyond have not changed materially as of June 30, 2021.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first six months of 2021 represented 28% of revenue. Sales to our top distributor for the years ended December 31, 2020 and 2019 represented 23% and 28% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 76%, 58% and 77% of revenue for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021 and December 31, 2020, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 95%, 93% and 95% of revenue for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2021, we held 335 patents and had 9 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, on December 7, 2020, we completed a private placement of 724,288 shares of common stock to a certain accredited investor at a purchase price of $2.071 per share. On December 15, 2020, we completed a private placement of 2,475,712 shares of common stock to a certain accredited investor at a purchase price of $2.071. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, on December 14, 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering. On December 16, 2020, an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 5,635,000 shares of common stock were sold in the offering at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through June 30, 2021, we sold an aggregate of 1,747,466 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares. As of June 30, 2021, we were in compliance with these listing requirements. However, as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.02*	Form of Capital Increase Agreement

10.02a	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.02 hereto

10.1	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to the Current Report on Form 8-K filed on April 13, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101***	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
***	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	August 11, 2021	/s/ Elias N. Nader
Elias N. Nader Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)