Form 10-Q
period 2021-09-30
PIXELWORKS, INC
filed 2021-11-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 53,227,496 as of November 5, 2021

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•If we are unable to implement our strategy to expand our PRC operations, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
•Even if we complete a listing on the STAR Market, we may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of our common stock.
•Pixelworks Semiconductor Technology (Shanghai) Co., Ltd’s (“PWSH”) status as a publicly traded company that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
•The Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market (the “Listing”) is relatively new, and as a result, it is difficult to predict the effect of the proposed Listing, which may in turn negatively affect the price of our common stock on the Nasdaq Global Market.
•If the Listing is completed, Pixelworks and PWSH both will be public reporting companies, but each will be subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
•The price of our common stock has and may continue to fluctuate substantially.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

NOTE REGARDING COVID-19
    In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including various social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.
    The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. To date, our Shanghai and Shenzhen offices are operating with full in-person staffing, our offices and supply chain partners in Taiwan are fully functional, and our offices in Japan and North America are fully operational, working both in-office and remotely.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$66,559	$31,257
Short-term marketable securities	—	250
Accounts receivable, net	6,086	4,672
Inventories	1,601	2,445
Prepaid expenses and other current assets	2,002	1,010
Total current assets	76,248	39,634
Property and equipment, net	5,526	5,103
Operating lease right-of-use assets	5,401	6,606
Other assets, net	960	1,081
Acquired intangible assets, net	361	1,207
Goodwill	18,407	18,407
Total assets	$106,903	$72,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,765	$995
Accrued liabilities and current portion of long-term liabilities	15,075	9,452
Current portion of income taxes payable	457	147
Total current liabilities	18,297	10,594
Long-term liabilities, net of current portion	649	1,007
Deposit liability	9,741	—
Operating lease liabilities, net of current portion	3,468	5,088
Income taxes payable, net of current portion	2,090	2,479
Total liabilities	34,245	19,168
Commitments and contingencies (Note 13)
Redeemable non-controlling interest	30,288	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	474,067	467,957
Accumulated other comprehensive income (loss)	(33)	47
Accumulated deficit	(431,664)	(415,134)
Total shareholders’ equity	42,370	52,870
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$106,903	$72,038
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$15,196	$8,190	$38,516	$31,217
Cost of revenue (1)	7,211	4,214	19,696	15,417
Gross profit	7,985	3,976	18,820	15,800
Operating expenses:
Research and development (2)	6,792	6,062	20,248	18,643
Selling, general and administrative (3)	5,097	4,621	14,847	14,970
Restructuring	—	1,430	—	2,022
Total operating expenses	11,889	12,113	35,095	35,635
Loss from operations	(3,904)	(8,137)	(16,275)	(19,835)
Interest income (expense) and other, net	54	(28)	292	2
Total other income (expense), net	54	(28)	292	2
Loss before income taxes	(3,850)	(8,165)	(15,983)	(19,833)
Provision (benefit) for income taxes	(9)	(26)	315	257
Net loss	(3,841)	(8,139)	(16,298)	(20,090)
Less: Net income attributable to redeemable non-controlling interest	(232)	—	(232)	—
Net loss attributable to Pixelworks Inc.	$(4,073)	$(8,139)	$(16,530)	$(20,090)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	$(0.08)	$(0.20)	$(0.32)	$(0.51)
Weighted average shares outstanding - basic and diluted	52,768	40,766	52,245	39,697

(1) Includes:
Amortization of acquired intangible assets	218	298	681	894
Stock-based compensation	(138)	117	17	345
Restructuring	—	166	—	166

(2) Includes stock-based compensation	549	820	1,740	2,274

(3) Includes:
Stock-based compensation	1,146	913	2,738	3,296
Amortization of acquired intangible assets	53	76	166	228
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,841)	$(8,139)	$(16,298)	$(20,090)
Other comprehensive loss:
Foreign currency translation adjustment	(80)	—	(80)	—
Unrealized gain on available-for-sale securities	—	(2)	—	(1)
Comprehensive loss	(3,921)	(8,141)	(16,378)	(20,091)
Less: comprehensive income attributable to redeemable non-controlling interest	(232)	—	(232)	—
Total comprehensive loss attributable to Pixelworks, Inc.	$(4,153)	$(8,141)	$(16,610)	$(20,091)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,298)	$(20,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,495	5,915
Depreciation and amortization	2,684	2,754
Amortization of acquired intangible assets	847	1,122
Deferred income tax expense (benefit)	(5)	4
Reversal of uncertain tax positions	(2)	(10)
Accretion on short-term marketable securities	—	(6)
Gain on sale of marketable securities	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,414)	5,498
Inventories	844	1,506
Prepaid expenses and other current and long-term assets, net	1,161	2,025
Accounts payable	1,352	(162)
Accrued current and long-term liabilities	3,423	(1,742)
Income taxes payable	(77)	(41)
Net cash used in operating activities	(2,990)	(3,231)
Cash flows from investing activities:
Purchases of property and equipment	(2,293)	(2,376)
Proceeds from sales and maturities of short-term marketable securities	250	7,748
Purchases of short-term marketable securities	—	(1,500)
Purchases of licensed technology	—	(152)
Net cash provided by (used in) investing activities	(2,043)	3,720
Cash flows from financing activities:
Net proceeds from issuance of equity interest to redeemable non-controlling interest	29,976	—
Net proceeds from issuance of equity interest to certain entities owned by employees	9,670	—
Proceeds from issuance of common stock under employee equity incentive plans	1,282	600
Payments on asset financings	(926)	(675)
Net proceeds from "at the market" equity offering	333	3,641
Proceeds from line of credit	—	3,954
Proceeds from Paycheck Protection Program loan	—	796
Net cash provided by financing activities	40,335	8,316
Net increase in cash and cash equivalents	35,302	8,805
Cash and cash equivalents, beginning of period	31,257	7,257
Cash and cash equivalents, end of period	$66,559	$16,062

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$374	$280
Cash paid during the period for interest	108	172
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	958	1,392
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders' Equity
2021	Shares	Amount
Balance as of December 31, 2020	51,078,942	$467,957	$47	$(415,134)	$52,870
Stock issued under employee equity incentive plans	1,133,479	1,063	—	—	1,063
Stock-based compensation expense	—	1,432	—	—	1,432
Net loss	—	—	—	(8,075)	(8,075)
Balance as of March 31, 2021	52,212,421	$470,452	$47	$(423,209)	$47,290
Stock issued under employee equity incentive plans	140,143	—	—	—	—
Stock-based compensation expense	—	1,506	—	—	1,506
Net loss	—	—	—	(4,382)	(4,382)
Balance as of June 30, 2021	52,352,564	$471,958	$47	$(427,591)	$44,414
Stock issued under employee equity incentive plans	813,914	219	—	—	219
"At the market" equity offering	61,018	333			333
Stock-based compensation expense	—	1,557	—	—	1,557
Foreign currency translation adjustment	—	—	(80)		(80)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,073)	(4,073)
Balance as of September 30, 2021	53,227,496	$474,067	$(33)	$(431,664)	$42,370

2020
Balance as of December 31, 2019	38,434,488	$436,122	$12	$(388,605)	$47,529
Stock issued under employee equity incentive plans	815,375	325	—	—	325
Stock-based compensation expense	—	1,822	—	—	1,822
Unrealized loss on available for sale securities	—	—	(6)	—	(6)
Net loss	—	—	—	(5,399)	(5,399)
Balance as of March 31, 2020	39,249,863	$438,269	$6	$(394,004)	$44,271
"At the market" equity offering	803,528	2,474	—	—	2,474
Stock issued under employee equity incentive plans	167,100	12	—	—	12
Stock-based compensation expense	—	2,243	—	—	2,243
Unrealized gain on available for sale securities	—	—	7	—	7
Net loss	—	—	—	(6,552)	(6,552)
Balance as of June 30, 2020	40,220,491	$442,998	$13	$(400,556)	$42,455
"At the market" equity offering	570,989	1,167			1,167
Stock issued under employee equity incentive plans	745,878	263	—	—	263
Stock-based compensation expense	—	1,850	—	—	1,850
Unrealized loss on available for sale securities	—	—	(2)	—	(2)
Net loss	—	—	—	(8,139)	(8,139)
Balance as of September 30, 2020	41,537,358	$446,278	$11	$(408,695)	$37,594
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (together with our subsidiaries, the “Company”, “we”, “our” or “us”) is a leading provider of high-performance and power-efficient visual processing solutions that bridge the gap between video content formats and rapidly advancing display capabilities. We develop and market semiconductor and software solutions that enable consistently high-quality, authentic viewing experiences in a wide variety of applications from cinema to smartphones. Our primary target markets include Mobile (smartphone, gaming and tablet), Home Entertainment (TV, personal video recorder ("PVR"), over-the-air ("OTA") and projector), Content (creation, remastering and delivery), and Business & Education (projector).
As of September 30, 2021, we had an intellectual property portfolio of 334 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
During the third quarter of 2021, we engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps we have taken to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated our primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH") as a full profit-and-loss center underneath Pixelworks, Inc. for the mobile, projector, and video delivery businesses. Most of these steps have been completed or will be completed before the end of 2021.
This plan will further enable PWSH to seek qualification to file an application for an initial public offering on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of its growth worldwide. We presently intend to qualify PWSH to apply for the Listing so that the Listing is consummated in 2023. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. There is no guarantee that PWSH will be approved for a Listing at any point in the future.
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine month periods ended September 30, 2021 and 2020 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2020 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2021, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2021.
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
Accounts receivable consist of the following:

	September 30, 2021	December 31, 2020
Accounts receivable, gross	$6,112	$4,713
Less: allowance for doubtful accounts	(26)	(41)
Accounts receivable, net	$6,086	$4,672

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2021	2020
Balance at beginning of period	$41	$23
Additions charged (reductions credited)	(15)	4
Balance at end of period	$26	$27

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Finished goods	$862	$1,775
Work-in-process	739	670
Inventories	$1,601	$2,445

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Gross carrying amount	$22,568	$22,291
Less: accumulated depreciation and amortization	(17,042)	(17,188)
Property and equipment, net	$5,526	$5,103

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	September 30, 2021	December 31, 2020
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,369)	(5,523)
Acquired intangible assets, net	$361	$1,207

Developed technology and customer relationships are amortized over a useful life of three to five years. Backlog was fully amortized as of September 30, 2018 and tradename was fully amortized as of March 31, 2019.
Amortization expense for intangible assets was $271 and $847 for the three and nine months ended September 30, 2021, respectively, $218 and $681 were included in cost of revenue for the three and nine months ended September 30, 2021, respectively, and $53 and $166 were included in selling, general and administrative for the three and nine months ended September 30, 2021, respectively, in the condensed consolidated statements of operations. As of September 30, 2021, future estimated amortization expense is as follows:

Three months ending December 31, 2021	$271
Year ending December 31, 2022	90
$361
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets during the nine months ended September 30, 2021.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the nine months ended September 30, 2021. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2021	December 31, 2020
Deferred research and development reimbursement	$4,542	$—
Accrued payroll and related liabilities	3,895	2,867
Operating lease liabilities, current	2,440	2,039
Current portion of accrued liabilities for asset financings	1,004	786
Accrued interest payable	351	429
Accrued commissions and royalties	251	474
Deferred revenue	20	179
Accrued costs related to restructuring	—	630
Other	2,572	2,048
Accrued liabilities and current portion of long-term liabilities	$15,075	$9,452
Deferred research and development reimbursement is related to the Co-Development Agreement discussed in "Note 8: Research and Development".
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
The change in deferred revenue is as follows:

	Nine Months Ended
	September 30,
	2021	2020
Deferred revenue:
Balance at beginning of period	$179	$146
Revenue recognized	(1,047)	(781)
Revenue deferred	888	645
Balance at end of period	$20	$10

Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which has been amended over time, including as recently as December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provided a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $2,500 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. In addition, the Revolving Loan Agreement provided for non-formula advances of up to $10,000 which may have been made solely during the last five business days of any fiscal month or quarter and which were required to be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances did not provide us with usable liquidity.
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

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
We had no marketable securities as of September 30, 2021. As of December 31, 2020, all of our marketable securities were classified as available-for-sale, had contractual maturities of one year or less and consisted of the following:

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
As of September 30, 2021:
Assets:
Cash equivalents:
Money market funds	$18,830	$—	$—	$18,830

As of December 31, 2020:
Assets:
Cash equivalents:
Money market funds	$23,832	$—	$—	$23,832
Short-term marketable securities:
Corporate debt securities	—	250	—	250
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
Total restructuring expense included in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2021 and 2020 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue — restructuring:
Employee severance and benefits	$—	$166	$—	$166
	—	166	—	166

Operating expenses — restructuring:
Employee severance and benefits	$—	$1,430	$—	$2,022
	—	1,430	—	2,022
Total restructuring expense	$—	$1,596	$—	$2,188

During the three and nine months ended September 30, 2021, we did not record any restructuring expense. During the three months ended September 30, 2020, we recorded $1,596 in restructuring expense related to the August 2020 Plan. During the nine months ended September 30, 2020 we recorded $1,596 in restructuring expense related to the August 2020 Plan and $592 in restructuring expense related to the January 2020 Plan.

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2021:

	Balance as of December 31, 2020	Expensed	Payments	Balance as of September 30, 2021
Employee severance and benefits	$630	$—	$(630)	$—
Accrued costs related to restructuring	$630	$—	$(630)	$—

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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of one year to six years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost:	$657	$702	$1,943	$2,024

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,093	$2,139
Leased assets obtained in exchange for new operating lease liabilities	629	3,267
Weighted average remaining lease term (in years)	3.09	3.93
Weighted average discount rate	4.93%	5.06%

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

Operating Lease Payments
Three months ending December 31, 2021	$548
Years ending December 31:
2022	2,796
2023	1,372
2024	877
2025	364
2026	364
Thereafter	91
Total operating lease payments	6,412
Less imputed interest	(504)
Total operating lease liabilities	$5,908

As of September 30, 2021, we had no operating lease liabilities that had not commenced.

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
License Revenue - On occasion, we derive revenue from the license of our internally developed intellectual property ("IP"). Additionally, for certain IP license agreements, royalties are collected as customers sell their own products that incorporate our IP. IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Fees under these agreements generally include license fees or royalty fees relating to our IP and support service fees, resulting in two performance obligations. We evaluate each performance obligation, which generally results in the transfer of control at a point in time for the license fee and over time for support services. Royalties are recognized as revenue is earned, generally when the customer sells its products that incorporate our IP.
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
The following table provides information about disaggregated revenue based on the preceding categories for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
IC sales	$14,347	$7,968	$36,038	$29,926
Engineering services, license and other	849	222	2,478	1,291
Total revenues	$15,196	$8,190	$38,516	$31,217
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
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $60, which we expect to recognize ratably over the next 6 months.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Other income	$40	$34	$233	$114
Interest expense	(14)	(71)	21	(193)
Interest income	28	9	38	81
Total interest income and other, net	$54	$(28)	$292	$2

NOTE 8: RESEARCH AND DEVELOPMENT
During the third quarter of 2021, we entered into a best-efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,200, $1,300 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the third quarter of 2021, we recognized an offset to research and development expense of $1,300.

NOTE 9: INCOME TAXES
The provision for income taxes during the 2021 and 2020 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $2 and $10 during the first nine months of 2021 and 2020, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including our U.S. net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant U.S. income tax expense or benefit. We have not recorded a valuation allowance against our other foreign net deferred tax assets, with the exception of Canada and China, as we believe that it is more likely than not that we will realize a benefit from those assets.
As of September 30, 2021 and December 31, 2020, the amount of our uncertain tax positions was a liability of $1,661 and $1,610, respectively, as well as a contra deferred tax asset of $1,258 and $1,189, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $138 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 10: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(3,841)	$(8,139)	$(16,298)	$(20,090)
Less: Net income attributable to redeemable non-controlling interest	(232)	—	(232)	—
Less: Net income attributable to certain entities owned by employees	(104)	—	(104)	—
Net loss attributable to Pixelworks Inc. - for purposes of earnings per share calculation	$(4,177)	$(8,139)	$(16,634)	$(20,090)
Weighted average shares outstanding - basic and diluted	52,768	40,766	52,245	39,697
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.08)	$(0.20)	$(0.32)	$(0.51)

Basic and diluted earnings (loss) per share was computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The numerator adjustments include an allocation of PWSH income to the redeemable non-controlling interests and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Employee equity incentive plans	3,842	3,732	3,727	3,836

NOTE 11: SEGMENT INFORMATION
We function as a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States and China.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Japan	$7,718	$5,296	$18,676	$21,297
China	6,670	2,045	16,719	5,850
Taiwan	582	120	1,625	1,019
United States	176	384	1,359	2,483
Korea	50	275	66	308
Europe	—	70	71	260
	$15,196	$8,190	$38,516	$31,217

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Distributors:
All distributors	57%	50%	55%	51%
Distributor A	28%	5%	28%	4%
Distributor B	13%	24%	11%	28%
Distributor C	13%	5%	9%	3%
End customers: [1]
Top five end customers	82%	68%	78%	61%
End customer A	37%	40%	36%	38%
End customer B	28%	—%	22%	—%
End customer C	11%	4%	8%	3%
End customer D	—%	10%	—%	6%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2021	December 31, 2020
Account X	57%	39%
Account Y	17%	20%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2021, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of September 30, 2021, $503 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets and $113 is included in long-term liabilities, net of current portion in our condensed consolidated balance sheets.

NOTE 14: REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
During the third quarter of 2021, Pixelworks, Inc. and our subsidiary, PWSH, entered into a Capital Increase Agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”). The ESOP entities do not qualify as Employee Share Ownership Programs under IRC 4975(e)(7), but function as a qualified ESOP and hold an equity ownership in trust for employees.
The Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH. The Investors will have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with the Company on the same terms and conditions as the Company, a right to participate on a pro rata basis in any future financing rounds of PWSH, and the Company’s agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon initial public offering on the STAR Market. Each Investor has the right to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH does not consummate an initial public offering on the STAR Market on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the condensed consolidated balance sheets. The Company has elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method. Because the redeemable non-controlling interest is denominated in RMB, it will be revalued to USD at the end of each reporting period, with the changes in carrying value attributable to foreign currency being reflected within accumulated other comprehensive income on the condensed consolidated balance sheets.
The ESOP entities invested approximately $9,670 in exchange for a redeemable non-controlling equity interest representing 4.68% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. Each of the ESOP entities has the right to require PWSH to redeem the entire equity interest held by such ESOP entities at the original purchase price paid plus 5% annual interest, if PWSH does not achieve its Listing on or before December 31, 2024. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities will be accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We will recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value as of December 31, 2024. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it will be revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our condensed consolidated statements of operations.
The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. There can be no assurances that PWSH will complete the Listing by June 30, 2024, or at all. In the event Pixelworks, Inc. is required to redeem the entire equity interest held by the Investors or the ESOP entities,, we may be required to seek additional capital in order to redeem their PWSH shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations. The listing of PWSH on China's STAR Market will not change our status as a U.S. public company.
The components of the change in redeemable non-controlling interests for the nine months ended September 30, 2021 are presented in the following table (in thousands):

Carrying Value of Redeemable NCI as of January 1, 2021	$—
Increase in non-controlling interest due to issuance of stock	30,844
Closing costs incurred	(868)
Net income attributable to redeemable non-controlling interest	232
Effect of foreign currency translation attributable to redeemable non-controlling interest	80
Carrying Value of Redeemable NCI as of September 30, 2021	$30,288

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency; our strategic plan of re-aligning our mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; our restructuring programs, including estimates, timing and impact thereof, as well as any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses related thereto and our expectations with respect to sales related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including various social distancing ordinances, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.
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
During the third quarter of 2021, we engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps taken by us to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated our primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop PWSH as a full profit-and-loss center underneath Pixelworks, Inc., for the mobile, projector, and video delivery businesses. Most of these steps have been completed or will be completed before the end of 2021.
This plan will further enable PWSH to seek qualification to file an application for an initial public offering on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of our growth worldwide. We presently intend to qualify PWSH to apply for the Listing so that the Listing is consummated in 2023. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. There is no guarantee that PWSH will be approved for a Listing at any point in the future.
As of September 30, 2021, we had an intellectual property portfolio of 334 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost and bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine month periods ended September 30, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
Revenue, net	$15,196	$8,190	86%	$38,516	$31,217	23%

Net revenue increased $7.0 million, or 86%, in the third quarter of 2021 compared to the third quarter of 2020 and increased $7.3 million, or 23% in the first nine months of 2021 compared to the first nine months of 2020.
Revenue recorded in the third quarter of 2021 consisted of $14.3 million in revenue from the sale of integrated circuit ("IC") products and $0.8 million in revenue related to engineering services, license revenue and other. Revenue recorded in the third quarter of 2020 consisted of $8.0 million in revenue from the sale of IC products and $0.2 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first nine months of 2021 consisted of $36.0 million in revenue from the sale of IC products and $2.5 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2020 consisted of $30.0 million in revenue from the sale of IC products and $1.2 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue over both periods presented is primarily due to increased unit sales into the digital projector market and increased unit sales into the mobile market as we experienced increased demand compared to the comparable period.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine month periods ended September 30, 2021 and 2020, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% of revenue	2020	% of revenue	2021	% of revenue	2020	% of revenue
Direct product costs and related overhead [1]	$7,131	47%	$3,638	44%	$18,998	49%	$13,932	45%
Amortization of acquired intangible assets	218	1	298	4	681	2	894	3
Stock-based compensation	(138)	(1)	117	1	17	0	345	1
Restructuring	—	0	166	2	—	0	166	1
Inventory charges [2]	—	0	(5)	0	—	0	80	0
Total cost of revenue	$7,211	47%	$4,214	51%	$19,696	51%	$15,417	49%
Gross profit	$7,985	53%	$3,976	49%	$18,820	49%	$15,800	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 53% in the third quarter of 2021 compared to 49% in the third quarter of 2020. The increase in gross profit margin was primarily due to decreased stock-based compensation expense and decreased amortization of acquired intangible assets amount and as a percentage of revenue when comparing the third quarter of 2021 to the third quarter of 2020. This was partially offset by an increase in direct product costs and related overhead primarily due to product mix and increased product costs.
Gross profit margin was 49% in the first nine months of 2021 compared to 51% in the first nine months of 2020. The decrease in gross profit margin was primarily due to an increase in direct product costs and related overhead due to product mix and increased product costs.
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
Co-development agreement
During the third quarter of 2021, we entered into a best efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.2 million, $1.3 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the third quarter of 2021, we recognized an offset to research and development expense of $1.3 million.
During the remainder of 2021, we expect to record an offset to research and development expense of approximately $2.5 million of the remaining deferred research and development reimbursement.
Research and development expense for the three and nine month periods ended September 30, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
Research and development	$6,792	$6,062	12%	$20,248	$18,643	9%
Research and development expense increased $0.7 million, or 12% in the third quarter of 2021 compared to the third quarter of 2020 and increased $1.6 million, or 9% in the first nine months of 2021 compared to the first nine months of 2020. The increases in the 2021 periods compared to the 2020 periods were primarily due to an increase in compensation expense due to a COVID-19 relief benefit received in China in 2020 that was not received in 2021 as well as an increased management bonus accrual. The 2021 periods also included an increase in non-recurring engineering expense due to the timing of development activities. These increases were largely offset by a benefit related to the co-development agreement.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine month periods ended September 30, 2021 and 2020, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative	$5,097	$4,621	10%	$14,847	$14,970	(1)%
Selling, general and administrative expense increased $0.5 million, or 10%, in the third quarter of 2021 compared to the third quarter of 2020 primarily due to an increase in compensation expense due to a COVID-19 relief benefit received in China in 2020 that was not received in 2021 as well as an increased management bonus accrual and an increase in stock-based compensation expense due to the timing of awards granted.
Selling, general and administrative expense decreased $0.1 million, or 1% in the first nine month of 2021 compared to the first nine months of 2020 primarily due to a decrease in stock-based compensation expense due to the timing of awards granted, partially offset by increases in accounting and legal fees incurred as a result of the Capital Increase Agreement.

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
Restructuring expense for the three and nine month periods ended September 30, 2021 and 2020, was as follows and was included in operating expenses (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Employee severance and benefits	$—	$1,596	$—	$2,188
Total restructuring expense	$—	$1,596	$—	$2,188

Included in cost of revenue	$—	$166	$—	$166
Included in operating expenses	—	1,430	—	2,022
During the three and nine months ended September 30, 2021, we did not record any restructuring expense. During the three months ended September 30, 2020, we recorded $1.6 million in restructuring expense related to the August 2020 Plan. During the nine months ended September 30, 2020 we recorded $1.6 million in restructuring expense related to the August 2020 Plan and $0.6 million in restructuring expense related to the January 2020 Plan.
Provision for income taxes
The provision for income taxes during the 2021 and 2020 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first nine months of 2021 and during the first nine months of 2020.
Liquidity and Capital Resources
Cash, cash equivalents and short-term marketable securities
Total cash and cash equivalents increased $35.3 million to $66.6 million at September 30, 2021 from $31.3 million at December 31, 2020. Short-term marketable securities decreased $0.3 million to zero at September 30, 2021 from $0.3 million at December 31, 2020. The net increase in cash, cash equivalents and short-term marketable securities of $35.0 million during the first nine months of 2021 was the result of $39.6 million in proceeds from equity interests issued to the redeemable non-controlling interest and certain entities owned by employees, $1.3 million in proceeds from the issuances of common stock under our employee equity incentive plans and $0.3 million in net proceeds from our "at the market" equity offering. These increases were partially offset by $3.0 million used in operating activities, $2.3 million used for purchases of property and equipment and $0.9 million used for payments on other asset financings.
As of September 30, 2021, our cash and cash equivalents balance consisted of $18.8 million in cash equivalents held in U.S. dollar denominated money market funds and $47.8 million in cash. Our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $6.1 million as of September 30, 2021 from $4.7 million as of December 31, 2020. The average number of days sales outstanding decreased to 36 days as of September 30, 2021 from 44 days as of December 31, 2020. The increase in accounts receivable was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2021, and the fourth quarter of 2020.

Inventories
Inventories were $1.6 million as of September 30, 2021 compared to $2.4 million at December 31, 2020. Inventory turnover increased to 17.8 as of September 30, 2021 from 6.0 as of December 31, 2020 primarily due to lower average inventory balances and increased cost of goods sold during the third quarter of 2021 compared to the fourth quarter of 2020. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
Short-term line of credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which has been amended over time, including as recently as December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provided a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10.0 million, or (ii) $2.5 million plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable of both Pixelworks and ViXS Systems, Inc., subject to certain limitations on the amount of accounts receivables attributable to ViXS. In addition, the Revolving Loan Agreement provided for non-formula advances of up to $10.0 million which may have been made solely during the last five business days of any fiscal month or quarter and which were required to be repaid by us on or before the fifth business day after the applicable fiscal month or quarter end. Due to their repayment terms, non-formula advances did not provide us with usable liquidity.
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
The Loan was evidenced by a promissory note (the “Note”) dated April 25, 2020 and matured 2 years from the disbursement date. The Note had an interest rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing 6 months after the disbursement date and were able to be prepaid by us at any time prior to maturity with no prepayment penalties. The Note contained customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the Lender could require immediate repayment of all amounts outstanding under the Note.
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

At the Market Offering
On June 5, 2020, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which we may issue and sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million, from time to time, through an "at the market" equity offering program under which Cowen will act as sales agent. Under the Sales Agreement, Cowen may sell the shares by methods deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions on the Nasdaq Global Market or on any other existing trading market for the common stock or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. We pay Cowen a commission equal to three percent (3.0%) of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. The Sales Agreement may be terminated by us upon prior notice to Cowen or by Cowen upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We are not obligated to sell any shares under the Sales Agreement.
During the year ended December 31, 2020, we sold an aggregate of 1,747,466 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $4.4 million, and gross proceeds of approximately $4.9 million and paid Cowen commissions and fees of approximately $0.2 million, and other expenses of $0.3 million.
During the three and nine months ended September 30, 2021, we sold an aggregate of 61,018 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $0.3 million, and gross proceeds of approximately $0.4 million, and paid Cowen commissions and fees and other expenses of approximately $0.1 million.
Capital Increase Agreement
We have entered into a Capital Increase Agreement pursuant to which our subsidiary PWSH, received net proceeds from the sale of its securities pursuant thereto in an amount of RMB 262.7 million ($39.6 million USD). Additional information is provided in "Note 14: Redeemable Non-Controlling Interest and Shares of PWSH Sold to Employees", which is incorporated by reference into this section.

Liquidity
As of September 30, 2021, our cash and cash equivalents balance of $66.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A., "Risk Factors". If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Contractual Payment Obligations
Our contractual obligations for 2021 and beyond are included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 10, 2021. Our obligations for 2021 and beyond have not changed materially as of September 30, 2021.
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

PART II – OTHER INFORMATION

Item 1A.Risk Factors.
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first nine months of 2021 represented 28% of revenue. Sales to our top distributor for the years ended December 31, 2020 and 2019 represented 23% and 28% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 78%, 58% and 77% of revenue for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021 and December 31, 2020, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 96%, 93% and 95% of revenue for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
We are currently facing shortages of components and materials that are critical to the manufacture of our products and our customers’ products. Such critical components and materials may include semiconductor wafers and packages, double data rate memory die, display components, analog-to-digital converters, digital receivers, video decoders and voltage regulators. These shortages are resulting in additional costs to us and we may be unable to ship our products to our customers in a timely fashion, both of these factors could harm our business and adversely affect our results of operations.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2021, we held 334 patents and had 9 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
Risks Related to Our Strategic Plan and STAR Market Listing
If we are unable to implement our strategy to expand our PRC operations, including the positioning of our subsidiary to qualify and seek an initial public offering on the STAR Market, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
In August 2021 we announced our strategic plan to transform our existing subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd (“PWSH”) into a profit center for our mobile, projector, and video delivery businesses to improve our access to capital, customers, and talent in China. As part of this strategic plan, we intend to qualify PWSH to file an application for an initial public offering on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market (the “Listing”) to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our strategic plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion. Further, the COVID‑19 outbreak, the tensions between the United States and China, or other geopolitical forces could negatively impact our currently planned projects and investments in the PRC, including the Listing.
Additionally, pursuant to our Capital Increase Agreement, PWSH agreed to attempt to complete all requirements to qualify for a Listing such that the Listing is consummated prior to a certain date (for the private equity and strategic investors ("Investors"), June 30, 2024, and for the employee-owned entities (“ESOP”), December 31, 2024). If PWSH has not consummated the Listing before those dates, or if it seriously violates certain other restructuring actions required by the Capital Increase Agreement such that a Listing by such dates becomes impossible, the respective purchasers may elect to require that PWSH repurchase the purchaser’s respective equity interest for a price equal to the initial purchase price paid by the purchaser plus annual simple interest (for the Investors, at a rate of 3%; for the ESOP, at a rate of 5%). As noted above, various elements in the Listing process are outside our control or may be subject to conditions that are unacceptable to us, and if we fail to obtain the Listing, the provisions of the Capital Increase Agreement would require a use of PWSH cash for purposes not otherwise planned for, which in turn would negatively impact our plans for growth and the cash position of PWSH.
If we are unable to successfully implement our strategic plan, including the Listing, we may not realize the advantages to our PRC operations contemplated by our business strategy, including improving our access to capital markets, customers, and talent in China. Because it may be several years before we know whether the Listing will be completed, we may, in the interim, forego or postpone other alternative actions to strengthen our market position and operations in the PRC.
PRC companies are critical to the global semiconductor industry, and our current business is substantially concentrated in the PRC market. Our inability to build, or any delay in growing, our PRC-based operations over the next several years would materially and adversely limit our operations and operating results, including our revenue growth. In addition, during that time, the process underlying the Listing could result in significant diversion of management time as well as substantial out-of-pocket costs, which could further impair our ability to expand our business.
Even if we complete the Listing, we may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of our common stock.
We cannot assure you that, even if the Listing is completed, we will realize any or all of our anticipated benefits of the Listing. Our completion of the Listing may not have the anticipated effects of providing access to new capital markets or strengthening our market position and operations in the PRC. If the Listing is completed, PWSH will have broad discretion in the use of the proceeds from the initial sales of shares to investors, and it may not spend or invest those proceeds in a manner that results in our operating success or with which Pixelworks shareholders agree. Our failure to successfully leverage the completion of the Listing to enhance our access to new capital markets and expand our PRC business could result in a decrease in the price of our common stock, and we cannot assure you that the success of PWSH will have an associated positive effect on the price of our common stock.
Completion of the Listing is currently planned to be completed in 2023, but there can be no assurances that the Listing will occur in that timeframe, if at all. In the interim, PWSH may require additional funding from Pixelworks to augment its PRC operations, and we cannot give any assurance that such capital will be available from Pixelworks on terms acceptable to us. Any such inability to obtain funds from Pixelworks or other sources may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
PWSH’s status as a publicly traded company that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
PWSH is not currently a wholly owned subsidiary of Pixelworks, and following the Listing, other holders may hold as much as 20% of the subsidiary. The interests of PWSH may diverge from the interests of Pixelworks and its other subsidiaries in the future. We may face conflicts of interest in managing, financing, or engaging in transactions with PWSH, or allocating business opportunities between our subsidiaries, including future arrangements for operating subsidiaries other than PWSH to license and use our intellectual property.
Pixelworks will retain majority ownership of PWSH after the Listing, but PWSH will be managed by a separate board of directors and officers and those directors and officers will owe fiduciary duties to the various stakeholders of PWSH, including shareholders other than Pixelworks. In the operation of PWSH’s business, there may be situations that arise whereby the directors and officers of PWSH, in the exercise of their fiduciary duties, take actions that may be contrary to the best interests of Pixelworks or its shareholders. Additionally, because PWSH will be managed by a separate board of directors and officers, our organizational structure will become more complex, which may in turn require substantial financial, operational, and management resources.
In the future, PWSH may issue options, restricted shares, and other forms of share-based compensation to its directors, officers, and employees, which could dilute Pixelworks’ ownership in PWSH. In addition, PWSH may engage in capital raising activities in the future that could further dilute Pixelworks’ ownership interest.
The STAR Market is relatively new, and as a result, it is difficult to predict the effect of the proposed Listing, which may in turn negatively affect the price of our common stock on the Nasdaq Global Market.
The China Securities Regulatory Commission, or the CSRC, initially launched the STAR Market in June 2019 and trading on that market began in July 2019. No assurance can be given regarding the effect of the Listing on the market price of PWSH shares or on the price of our common stock on the Nasdaq Global Market. The market price of the PWSH shares and Pixelworks common stock may be volatile or may decline for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the proposed Listing.
If the Listing is completed, Pixelworks and PWSH both will be public reporting companies, but each will be subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
If PWSH completes the Listing, it will be subject to accounting, disclosure, and other regulatory requirements of the STAR Market. At the same time, Pixelworks will remain subject to accounting, disclosure, and other regulatory requirements of the SEC and the Nasdaq Global Market. As a result, Pixelworks and PWSH periodically will disclose information simultaneously pursuant to differing laws and regulations. The information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture, and expression habit, in composition of investors in the United States and PRC, and in the capital markets of the United States and the PRC. Differing disclosures could lead to confusion or uncertainty among investors in the publicly traded shares of one or both companies. Differences between the price of PWSH shares on the STAR Market and the price of Pixelworks common stock on Nasdaq Global Market could lead to increased volatility, as some investors seek to arbitrage price differences. Additionally, news about PWSH may affect the price of Pixelworks’ common stock, and vice versa, creating additional uncertainty and volatility.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, on December 7, 2020, we completed a private placement of 724,288 shares of common stock to a certain accredited investor at a purchase price of $2.071 per share. On December 15, 2020, we completed a private placement of 2,475,712 shares of common stock to a certain accredited investor at a purchase price of $2.071. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, on December 14, 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering. On December 16, 2020, an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter. With the over-allotment shares, a total of 5,635,000 shares of common stock were sold in the offering at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through September 30, 2021, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares. As of September 30, 2021, we were in compliance with these listing requirements. However, as recently as June 30, 2017, our total asset value was less than $50.0 million. In addition, as recently as during the first quarter of 2016, the aggregate market value of our listed securities was below $50.0 million. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

3.3	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1*	Form of Capital Increase Agreement (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.02a
Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.02 hereto (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	November 9, 2021	/s/ Elias N. Nader
Elias N. Nader Vice President and Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)