Form 10-K
period 2021-12-31
PIXELWORKS, INC
filed 2022-03-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

16760 Upper Boones Ferry Rd. Ste. 101
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 30, 2021 was $172,650,121 based on the closing price of $3.41 per share of common stock on the Nasdaq Global Market on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 4, 2022: 53,966,262
________________________________
Documents Incorporated by Reference
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2021.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2021, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•Even if we complete a listing on The Shanghai Exchange’s Science and Technology Innovation Board, known as the STAR Market (the “Listing”), we may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of our common stock.
•Pixelworks Semiconductor Technology (Shanghai) Co., Ltd’s (“PWSH”) status as a publicly traded company that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
•The Listing is relatively new, and as a result, it is difficult to predict the effect of the proposed Listing, which may in turn negatively affect the price of our common stock on the Nasdaq Global Market.
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
FOR THE YEAR ENDED DECEMBER 31, 2021

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

COVID-19 may also affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020 and 2021. For example, our revenues for fiscal year 2020 were lower than initially anticipated and our revenues for 2021 continued to be negatively impacted by COVID-19.
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

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the video consumption, mobile, video and digital projection markets; our strategy, including strategy regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; our strategic plan of re-aligning our mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our plans with respect to our reinvestment of our earnings in China; amortization expectations; our expectations with respect to our co-development agreement and related costs and expenses; the sufficiency of our working capital and need for, or ability to secure, financing; the success of our products; customer, distributor and manufacturer concentration; current global economic challenges; exchange rate risk; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets in 2022; cost expectations; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; changes in accounting principles; and internal controls. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia; including any governmental approvals; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; fluctuations in foreign currencies; natural disasters, war or pandemics; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

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
As of December 31, 2021, we held an intellectual property portfolio of 335 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
During the third quarter of 2021, we engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps we have taken to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated our primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH") as a full profit-and-loss center underneath Pixelworks, Inc. for the mobile, projector, and video delivery businesses. Most of these steps were completed before the end of 2021.
This plan will further enable PWSH to seek qualification to file an application for an initial public offering on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of its growth worldwide. We presently intend to qualify PWSH to apply for the Listing so that the Listing is consummated in 2023. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. There is no guarantee that PWSH will be approved for a Listing at any point in the future.

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
In mobile devices, Apple Inc. has brought wide color gamut to many of their devices including the iPhone, iPad Pro, MacBook Pro and iMac. These devices deliver the same color gamut used in digital cinema theatres ("DCI-P3"). Meanwhile, TV manufacturers including Samsung, TCL, Sony and LG are bringing high contrast, high brightness or HDR TVs based on organic light emitting diodes ("OLED") and local-dimming liquid crystal display ("LCD") panels to the living room. Furthermore, some premium and mid-tier smartphones and tablets from Apple, Samsung, Sony, LG and Huawei now include HDR as a standard feature.
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
Business and Education Market for Digital Projectors
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue, to ultra-portable devices weighing fewer than two pounds for maximum portability. According to PMA Research Limited, the worldwide front projector market shipped 8.5 million units in 2020 and is forecasted to reach 12 million units by 2024.
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
Our global distribution channel is multi-tiered and involves both direct and indirect distribution channels, as described below:
•Distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While a distributor's payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 56% and 49% of revenue in 2021 and 2020 respectively.

One of our distributors, Tokyo Electron Device Ltd. represented more than 10% of revenue in each of 2021 and 2020, and accounted for more than 10% of accounts receivable as of December 31, 2021. Another distributor, Upstar Technology Limited accounted for more than 10% of revenue in 2021 and accounted for more than 10% of accounts receivable as of December 31, 2021 and 2020. No other distributor accounted for more than 10% of revenue in 2021 and 2020 or represented more than 10% of accounts receivable as of December 31, 2021 or 2020.
We have distributor relationships in Japan, China, Europe, Korea, Taiwan and the U.S.
•Direct Relationships. We have established direct relationships with companies that manufacture high-end display systems. Some of our direct relationships are supported by commission-based manufacturers’ representatives, who are independent sales agents that represent us in local markets and provide engineering support but do not carry inventory. Revenue through direct relationships accounted for 44% and 51% of total revenue in 2021 and 2020, respectively.
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
Revenue attributable to our top five end customers together represented 76% and 58% of revenue in 2021 and 2020, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2021 and 2020, and accounted for more than 10% of accounts receivable as of December 31, 2021 and 2020. Sales to vivo Communication Technology Co. Ltd. represented more than 10% of revenue in 2021. No other end customer accounted for more than 10% of revenue in 2021 and 2020 or represented more than 10% of accounts receivable as of December 31, 2021 or 2020.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 97% and 93% of revenue in 2021 and 2020 respectively.
Financial information regarding our domestic and foreign operations is presented in "Note 14. Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $27.3 million and $25.0 million in 2021 and 2020, respectively. During 2021, we received a reimbursement related to a co-development arrangement with a customer for costs incurred in connection with our development of an integrated circuit ("IC") product. As a result of the reimbursement, our overall research and development expense was reduced by $4.0 million in 2021. There were no reductions to research and development expense related to co-development arrangements in 2020.
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
Intellectual Property
We protect our projector, mobile, video delivery and TrueCut businesses with a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2021, we held 335 patents and have 9 patent applications pending, compared to 338 patents and 9 patent applications pending as of December 31, 2020. The patents we hold relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 18 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A, and "Note 11. Commitments and Contingencies" in Part II, Item 8 of this Annual Report on Form 10-K for information on various risks related to intellectual property.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2021, we had a total of 217 employees, the majority of which were full-time, compared to 197 employees as of December 31, 2020.
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

Item 1A.Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2021, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
From time to time, we may have the need to execute restructuring plans to make the operation of the Company more efficient. We may not be able to implement our restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs in a timely manner or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $435.0 million as of December 31, 2021. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 27% and 7% of revenue for the years ended December 31, 2021 and 2020, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 76% and 58% of revenue for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had three accounts that each represented 10% or more of accounts receivable. As of December 31, 2020, we had two accounts that each represented 10% or more of accounts receivable. Orders included in our backlog may be fully or partially cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
As of December 31, 2021, we had federal, state and foreign net operating loss carryforwards of approximately $166.4 million, $6.8 million, and $39.5 million respectively, which will begin to expire in 2022. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire.

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
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 97% and 93% of revenue for the years ended December 31, 2021 and 2020, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
•changes in the regulatory environment in China, Japan and Taiwan that may significantly impact purchases of our products by our customers or our customers’ sales of their own products;
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
We are exposed to risks resulting from the fluctuations of foreign currencies, primarily those of Japan, Taiwan, China and Canada. We sell our products to OEMs that incorporate our products into other products that they sell outside of the U.S. While sales of our products to OEMs are denominated in U.S. dollars, the products sold by OEMs are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This, in turn, could lead to a reduction in revenue.
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
If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. For example, in the second quarter of 2019, we identified a material weakness in our internal controls over financial reporting related to the review of aged liabilities for possible extinguishment due to the expiration of the statute of limitation, which was remediated as of December 31, 2019. Additionally, if any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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
Increasing attention on environmental, social and governance (ESG) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, diversity and inclusion, racial justice and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.
We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2021, we held 335 patents and had 9 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
In August 2021 we announced our strategic plan to transform our existing subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd (“PWSH”) into a profit center for our mobile, projector, and video delivery businesses to improve our access to capital, customers, and talent in China. As part of this strategic plan, we intend to qualify PWSH to file an application for an initial public offering on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our strategic plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion. Further, the COVID‑19 outbreak, the tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC, including the Listing.
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
We cannot assure you that, even if the Listing is completed, we will realize any or all of our anticipated benefits of the Listing. Our completion of the Listing may not have the anticipated effects of providing access to new capital markets or strengthening our market position and operations in the PRC. If the Listing is completed, PWSH will have broad discretion in the use of the proceeds from the initial sales of shares to PWSH investors, and it may not spend or invest those proceeds in a manner that results in our operating success or with which Pixelworks, Inc. common shareholders agree. Our failure to successfully leverage the completion of the Listing to enhance our access to new capital markets and expand our PRC business could result in a decrease in the price of our common stock, and we cannot assure you that the success of PWSH will have an associated positive effect on the price of our common stock.

Completion of the Listing is currently planned for 2023, but there can be no assurances that the Listing will occur in that timeframe, if at all. In the interim, PWSH may require additional funding from Pixelworks to augment its PRC operations, and we cannot give any assurance that such capital will be available from Pixelworks on terms acceptable to us. Any such inability to obtain funds from Pixelworks or other sources may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through December 31, 2021, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); ; (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares and at least two registered and active market makers. As of December 31, 2021, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.

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

Item 1B.Unresolved Staff Comments.
Not applicable.

Item 2.Properties.
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2021, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support	36,000	Various dates through March 2023
Toronto	Engineering; administration	12,000	March 2027
California	Administration; engineering; sales	10,000	September 2024
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through May 2023
Oregon	Administration	5,000	December 2024
Japan	Sales; customer support	3,000	January 2023

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
As of March 4, 2022, there were 114 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $2.96. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

Item 6.Reserved.

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
The impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020 and 2021. For example, our revenues for fiscal year 2020 were lower than initially anticipated and our revenues for 2021 continued to be negatively impacted by COVID-19.
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
During the third quarter of 2021, we engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps taken by us to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated our primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop PWSH as a full profit-and-loss center underneath Pixelworks, Inc., for the mobile, projector, and video delivery businesses. Most of these steps were completed before the end of 2021.

This plan will further enable PWSH to seek qualification to file an application for an initial public offering on the Shanghai Stock Exchange’s Science and Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of our growth worldwide. We presently intend to qualify PWSH to apply for the Listing so that the Listing is consummated in 2023. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. There is no guarantee that PWSH will be approved for a Listing at any point in the future.
As of December 31, 2021, we had an intellectual property portfolio of 335 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 97% and 93% of revenue in 2021 and 2020, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. The majority of our revenue to date has been denominated in U.S. dollars.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.

Results of Operations
For the year ended December 31, 2021 compared with year ended December 31, 2020.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,		2021 v. 2020
	2021	2020	$ change	% change
Revenue, net	$55,102	$40,855	$14,247	35%
Net revenue increased $14.2 million, or 35%, from 2020 to 2021.
Revenue recorded in 2021 consisted of $50.8 million in revenue from the sale of IC products and $4.3 million in revenue related to engineering services, license revenue and other. Revenue recorded in 2020 consisted of $39.2 million in revenue from the sale of IC products and $1.7 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue is due to a significant increase in unit sales into the mobile market and an increase in unit sales into the digital projector market as we experienced increased demand in the mobile market and sustained recovery in the digital projector market.
The increase in revenue related to engineering services, license revenue and other is primarily due to the recognition of license revenue during 2021.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2021	% of revenue	2020	% of revenue
Direct product costs and related overhead [1]	$25,987	47%	$18,807	46%
Amortization of acquired developed technology	899	2	1,192	3
Inventory charges [2]	480	1	66	0
Stock-based compensation	43	0	432	1
Restructuring	—	0	173	0
Total cost of revenue	$27,409	50%	$20,670	51%
Gross profit	$27,693	50%	$20,185	49%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or net realizable value and a benefit for sales of previously written down inventory.
Gross profit margin increased to 50% in 2021 compared to 49% in 2020, primarily due to high margin license revenue recorded, more absorption of fixed overhead costs due to increased revenue and decreased amortization of acquired developed technology. These favorable increases to gross profit margin were partially offset by an unfavorable impact to gross profit margin due to a significant increase in sales into the mobile market compared to the comparable period.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, restructuring charges, amortization related to acquired developed technology and the timing and execution of manufacturing ramps as well as other factors.

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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.2 million, $1.3 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the year ended December 31, 2021, we recognized an offset to research and development expense of approximately $4.0 million.
Research and development expense was as follows (in thousands):

	Year ended December 31,		2021 v. 2020
	2021	2020	$ change	% change
Research and development	$27,250	$25,040	$2,210	9%
Research and development expense increased $2.2 million, or 9%, from 2020 to 2021. The increase was primarily due to an increase in compensation expense due to a COVID-19 relief benefit received in China in 2020 that was not received in 2021, as well as annual merit salary increases and an increased management bonus accrual. 2021 also included an increase in non-recurring engineering expense due to the timing of development activities. This increase was largely offset by a benefit related to the co-development agreement.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,		2021 v. 2020
	2021	2020	$ change	% change
Selling, general and administrative	$20,445	$19,840	$605	3%
Selling, general and administrative expense increased $0.6 million, or 3%, from 2020 to 2021. The increase was primarily due to increases in accounting and legal fees incurred related to our strategic plan with our PWSH subsidiary as well as an increase in compensation expense due to annual merit salary increases and an increased management bonus accrual. These increases were partially offset by a decrease in stock-based compensation expense due to the timing of awards granted.

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
Restructuring expense was as follows (in thousands):

	Year ended December 31,
	2021	2020
Employee severance and benefits	$—	$2,214
Total restructuring expense	$—	$2,214

Included in cost of revenue	$—	$173
Included in operating expenses	—	2,041
During 2021, we did not record any restructuring expense.
During 2020, we recorded $1.6 million in restructuring expense related to the August 2020 Plan and $0.6 million in restructuring expense related to the January 2020 Plan. The January 2020 Plan was complete in the first quarter of 2020 and we did not incur any further charges related to the January 2020 Plan after the first quarter of 2020. The August 2020 Plan was complete in the fourth quarter of 2020 and we did not incur any further expenses related to the August 2020 Plan after the fourth quarter of 2020.
Interest income and other, net
Interest income and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2021	2020
Other income	$246	$161
Interest income	211	87
Interest expense	—	(239)
Total interest income and other, net	$457	$9

Provision (benefit) for income taxes
The provision (benefit) for income taxes was as follows (in thousands):

	Year ended December 31,
	2021	2020
Provision (benefit) for income taxes	$(133)	$598

The income tax benefit of $0.1 million recorded for the year ended December 31, 2021 is primarily comprised of current tax expense of approximately $0.6 million for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions offset by a deferred tax benefit of approximately $0.7 million primarily associated with recognition of Canadian deferred tax assets. Included in current tax expense is a tax benefit of $0.6 million associated with the reversal of withholding taxes on our China earnings as we now plan to reinvest these earnings indefinitely, which resulted from the changes made in the third quarter of 2021 related to our strategic plan with our PWSH subsidiary. Also included in current tax expense is $0.8 million of expense resulting from the revaluation of our uncertain tax position in China to the statutory tax rate as we no longer qualify for the tax holiday we were under.
The income tax expense recorded for the year ended December 31, 2020 is primarily comprised of $0.6 million in current and deferred tax expense for our profitable cost-plus foreign jurisdictions and accruals for tax contingencies in foreign jurisdictions, partially offset by the reversal of previously recorded tax contingencies due to the expiration of the applicable statute of limitations.
We continue to record a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2021 and 2020, as it is not more likely than not that we will realize a benefit from these assets in a future period. In the third quarter of 2021, we recorded a valuation allowance against our net deferred tax assets in China in conjunction with the restructuring of our intercompany agreements and intellectual property. In the fourth quarter of 2021, we recognized $0.6 million of our Canadian net deferred tax assets as we are more likely than not to realize a benefit from these assets in a future period. We have not provided a valuation allowance against our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers.
As of December 31, 2021, we have federal, state and foreign net operating loss carryforwards of approximately $166.4 million, $6.8 million, and $39.5 million respectively, which will begin expiring in 2022. As of December 31, 2021, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $7.8 million, $5.0 million and $24.3 million respectively. The federal and state tax credits will begin expiring in 2022 while the foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $120.9 million. We have a general foreign tax credit of $0.1 million, which will begin expiring in 2022. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $30.3 million from $31.3 million at December 31, 2020 to $61.6 million at December 31, 2021. Short-term marketable securities decreased $0.3 million from $0.3 million at December 31, 2020 to zero at December 31, 2021. The net increase in cash, cash equivalents and short-term marketable securities of $30.0 million was the result of $42.3 million in proceeds from equity interests issued to the redeemable non-controlling interest and certain entities owned by employees, $1.3 million in proceeds from the issuances of common stock under our employee equity incentive plans and $0.3 million in net proceeds from our "at the market" equity offering. These increases were partially offset by $9.2 million used in operating activities, $3.5 million used for purchases of property and equipment and $1.2 million used for payments on other asset financings.
As of December 31, 2021, our cash and cash equivalents balance consisted of $46.3 million in cash and $15.3 million in cash equivalents held in U.S. dollar denominated money market funds. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $8.7 million at December 31, 2021 from $4.7 million at December 31, 2020. Average number of days sales outstanding increased to 47 days at December 31, 2021 from 44 days at December 31, 2020. The increase in accounts receivable was due to normal fluctuations in the timing of sales and customer receipts within the fourth quarter of 2021, and the fourth quarter of 2020.
Inventories
Inventories decreased to $1.5 million at December 31, 2021 from $2.4 million at December 31, 2020. Inventory turnover increased to 19.5 at December 31, 2021 from 6.0 at December 31, 2020 primarily due to lower average inventory balances and higher cost of goods sold during the fourth quarter of 2021 compared to the fourth quarter of 2020. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
During the year ended December 31, 2021, we sold an aggregate of 61,018 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $0.3 million, and gross proceeds of approximately $0.4 million, and paid Cowen commissions and fees and other expenses of approximately $0.1 million.

Capital Increase Agreement
We have entered into a Capital Increase Agreement pursuant to which our subsidiary PWSH, received net proceeds from the sale of its securities pursuant thereto in an amount of RMB 279.7 million ($42.3 million USD). Additional information is provided in "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", which is incorporated by reference into this section.
Liquidity
As of December 31, 2021, our cash, cash equivalents and short-term marketable securities balance of $61.6 million was highly liquid. We currently anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the twelve months following our 2021 fiscal year end and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
Contractual Payment Obligations
A summary of our contractual obligations as of December 31, 2021 is as follows:

	Payments Due By Period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$5,724	$2,652	$2,253	$728	$91
Estimated purchase commitments to contract manufacturers	6,598	6,598	—	—	—
Payments on accrued balances related to asset financings	1,498	1,133	365	—	—
Other purchase obligations and commitments	619	275	344	—	—
Total [1]	$14,439	$10,658	$2,962	$728	$91

1    We are unable to reliably estimate the timing of future payments related to uncertain tax positions and repatriation of foreign earnings; therefore, $3.1 million of income taxes payable has been excluded from the table above.
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
Inventory Valuation. We value inventory at the lower of cost or net realizable value. In addition, we write down any obsolete, unmarketable or otherwise impaired inventory to net realizable value. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The estimate of future demand is compared to inventory levels to determine the amount, if any, of obsolete or excess inventory. If actual market conditions are less favorable than those we projected at the time the inventory was written down, additional inventory write-downs may be required. Inventory valuation is re-evaluated on a quarterly basis.
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2021.
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
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

_____________________________________________________________________________________________

Revenue Recognition — Refer to Note 2 to the Consolidated Financial Statements
____________________________________________________________________________

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's contract may contain one or more performance obligations, including hardware, professional engineering services, internally developed intellectual property ("IP") and technical support services.

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

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

____________________________________________________________________________

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
◦Tested management's identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•We evaluated the reasonableness of management's estimate of stand-alone selling prices for products and services that are not sold separately.
•We evaluated the reasonableness and accuracy of management's judgements and estimates used in accounting for customer credits pursuant to price protection rights, stock rotation rights and limited return rights ("variable consideration"). This included testing management's estimate of calculating expected credits issued to customers and determining whether such credits were completely and accurately reserved as of December 31, 2021.
We tested the mathematical accuracy of management's calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the consolidated financial statements.

_____________________________________________________________________________________________

Inventory Valuation— Refer to Note 2 to the Financial Statements
____________________________________________________________________________

Critical Audit Matter Description

The Company computes inventory cost on a first-in-first out basis and applies judgment in determining the forecast for products and the valuation of inventories. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value, giving consideration to, among other factors: whether the product is valued at the lower of cost or net realizable value; and the estimation of excess and obsolete inventory or that which is not of saleable quality. Most of the Company's inventory provisions are based on the Company's inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions.

Significant judgment is exercised by the Company to determine inventory carrying value adjustments, specifically the provisions for excess or obsolete inventories, and includes the following:

•Developing assumptions such as forecasts of future sales quantities, which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles.
•Applying management judgment on not reserving certain inventory units (e.g. in case they are items that can be used for Return Merchandise Authorization "RMA"/warranty purpose).

Given these factors and assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management's inventory valuation adjustments was extensive and required a high degree of auditor judgment.

____________________________________________________________________________

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory valuation methodology included the following:

•We selected a sample of inventory items and performed the following procedures:
◦Tested the mathematical accuracy of the schedule by comparing the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted.
◦Assessed and tested the reasonableness of the significant assumptions (e.g., sales and marketing forecast, build plans, RMA requirements, usage and open sales-orders).
◦Inquired with the management team and evaluated the adequacy of management's sales forecasts by analyzing potential technological changes in line with product life cycles and/or identified alternative customer uses.

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

San Ramon, California
March 9, 2022

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$61,587	$31,257
Short-term marketable securities	—	250
Accounts receivable, net	8,708	4,672
Inventories	1,469	2,445
Prepaid expenses and other current assets	2,732	1,010
Total current assets	74,496	39,634
Property and equipment, net	5,656	5,103
Operating lease right-of-use assets	4,789	6,606
Other assets, net	3,162	1,081
Acquired intangible assets, net	90	1,207
Goodwill	18,407	18,407
Total assets	$106,600	$72,038
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,747	$995
Accrued liabilities and current portion of long-term liabilities	13,563	9,452
Current portion of income taxes payable	128	147
Total current liabilities	16,438	10,594
Long-term liabilities, net of current portion	519	1,007
Deposit liability	12,716	—
Operating lease liabilities, net of current portion	2,853	5,088
Income taxes payable, net of current portion	2,948	2,479
Total liabilities	35,474	19,168
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	30,905	—
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 53,367,136 and 51,078,942 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	475,644	467,957
Accumulated other comprehensive income (loss)	(468)	47
Accumulated deficit	(434,955)	(415,134)
Total shareholders' equity	40,221	52,870
Total liabilities, redeemable non-controlling interest and shareholders' equity	$106,600	$72,038
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenue, net	$55,102	$40,855
Cost of revenue (1)	27,409	20,670
Gross profit	27,693	20,185
Operating expenses:
Research and development (2)	27,250	25,040
Selling, general and administrative (3)	20,445	19,840
Restructuring	—	2,041
Total operating expenses	47,695	46,921
Loss from operations	(20,002)	(26,736)
Interest income and other, net	457	9
Gain on loan extinguishment	—	796
Total other income, net	457	805
Loss before income taxes	(19,545)	(25,931)
Provision (benefit) for income taxes	(133)	598
Net loss	(19,412)	(26,529)
Less: Net income attributable to redeemable non-controlling interest	(409)	—
Net loss attributable to Pixelworks, Inc.	$(19,821)	$(26,529)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.38)	$(0.65)
Weighted average shares outstanding - basic and diluted	52,509	40,712

(1) Includes:
Amortization of acquired intangible assets	899	1,192
Stock-based compensation	43	432
Restructuring	—	173
(2) Includes stock-based compensation	2,363	2,943
(3) Includes:
Stock-based compensation	3,678	4,296
Amortization of acquired intangible assets	219	304
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(19,412)	$(26,529)
Other comprehensive income (loss):
Foreign currency translation adjustment	(520)	—
Foreign pension adjustment	6	48
Tax effect of foreign pension adjustment	(1)	(10)
Unrealized loss on available-for-sale securities	—	(3)
Comprehensive loss	(19,927)	(26,494)
Less: comprehensive income attributable to redeemable non-controlling interest	(409)	—
Total comprehensive loss attributable to Pixelworks, Inc.	$(20,336)	$(26,494)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,412)	$(26,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,084	7,853
Depreciation and amortization	3,648	3,737
Amortization of acquired intangible assets	1,118	1,496
Deferred income tax expense (benefit)	(768)	26
Reversal of uncertain tax positions	(2)	(88)
Gain on loan extinguishment	—	(796)
Accretion on short-term marketable securities	—	(4)
Gain on sale of marketable securities	—	(4)
Other	10	9
Changes in operating assets and liabilities:
Accounts receivable, net	(4,036)	6,243
Inventories	976	2,956
Prepaid expenses and other current and long-term assets, net	(46)	3,295
Accounts payable	1,282	166
Accrued current and long-term liabilities	1,537	(2,361)
Income taxes payable	452	290
Net cash used in operating activities	(9,157)	(3,711)
Cash flows from investing activities:
Purchases of property and equipment	(3,475)	(2,637)
Proceeds from sales and maturities of marketable securities	250	8,229
Purchases of available-for-sale marketable securities	—	(1,500)
Purchases of licensed technology	—	(152)
Net cash provided by (used in) investing activities	(3,225)	3,940
Cash flows from financing activities:
Net proceeds from issuance of equity interest to redeemable non-controlling interest	29,976	—
Net proceeds from issuance of equity interest to certain entities owned by employees	12,329	—
Proceeds from issuances of common stock under employee equity incentive plans	1,282	600
Payments on asset financings	(1,195)	(1,007)
Net proceeds from "at the market" equity offering	320	4,429
Net proceeds from equity offering	—	12,743
Net proceeds from private placement investment	—	6,210
Proceeds from Paycheck Protection Program loan	—	796
Net cash provided by financing activities	42,712	23,771
Net increase in cash and cash equivalents	30,330	24,000
Cash and cash equivalents, beginning of period	31,257	7,257
Cash and cash equivalents, end of period	$61,587	$31,257

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$376	$397
Cash paid during the year for interest	162	217
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,229	$1,495
Gain on loan extinguishment	—	(796)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2019	38,434,488	436,122	12	(388,605)	47,529
Stock issued under employee equity incentive plans	2,061,988	600	—	—	600
Equity offering	5,635,000	12,743	—	—	12,743
Private placement investment	3,200,000	6,210	—	—	6,210
"At the market" equity offering	1,747,466	4,429	—	—	4,429
Stock-based compensation expense	—	7,853	—	—	7,853
Unrealized loss on available-for-sale securities	—	—	(3)	—	(3)
Net loss attributable to Pixelworks, Inc.	—	—	—	(26,529)	(26,529)
Foreign pension adjustment, net of tax of $10	—	—	38	—	38
Balance as of December 31, 2020	51,078,942	467,957	47	(415,134)	52,870
Stock issued under employee equity incentive plans	2,227,176	1,282	—	—	1,282
"At the market" equity offering	61,018	321	—	—	321
Stock-based compensation expense	—	6,084	—	—	6,084
Foreign currency translation adjustment	—	—	(520)	—	(520)
Net loss attributable to Pixelworks, Inc.	—	—	—	(19,821)	(19,821)
Foreign pension adjustment, net of tax of $1	—	—	5	—	5
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$40,221
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
As of December 31, 2021, we had an intellectual property portfolio of 335 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS") ("the Acquisition").
During the third quarter of 2021, we engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps we have taken to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated our primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH") as a full profit-and-loss center underneath Pixelworks, Inc. for the mobile, projector, and video delivery businesses. Most of these steps have been completed as of the end of 2021.
This plan will further enable PWSH to seek qualification to file an application for an initial public offering on the Shanghai Stock Exchange’s Science and Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of its growth worldwide. We presently intend to qualify PWSH to apply for the Listing so that the Listing is consummated in 2023. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. There is no guarantee that PWSH will be approved for a Listing at any point in the future.
Our consolidated financial statements include the accounts of Pixelworks and its subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction (gains) and losses were $(258) and $419 for the years ended December 31, 2021 and 2020, respectively.
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

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents, which as of December 31, 2021 and 2020 consisted of U.S. denominated money market funds, totaled $15,254 and $23,832 as of December 31, 2021 and 2020, respectively.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2021.

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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter of 2021 and concluded that goodwill was not impaired.
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
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 became effective for us in the first quarter of fiscal 2021, and early adoption is permitted. The adoption of ASU 2019-12 did not have a material impact on our financial position, results of operations and cash flows.
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

NOTE 3.        BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2021	2020
Accounts receivable, gross	$8,744	$4,713
Allowance for doubtful accounts	(36)	(41)
Accounts receivable, net	$8,708	$4,672
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$41	$23
Additions charged (reductions credited)	(5)	18
Balance at end of year	$36	$41
Inventories
Inventories consist of the following:

	December 31,
	2021	2020
Finished goods	$461	$1,775
Work-in-process	1,008	670
Inventories	$1,469	$2,445
We recorded inventory write-downs of $488 and $95 for the years ended December 31, 2021 and 2020, respectively. The inventory write-downs were for lower of cost or net realizable value and excess and obsolescence exposure. The inventory write-downs were offset by sales of previously written-down inventory of $9 and $29 for the years ended December 31, 2021 and 2020, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.

Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2021	2020
Equipment, furniture and fixtures	$9,463	$8,889
Tooling	5,749	6,298
Software	5,230	5,711
Leasehold improvements	1,375	1,393
	21,817	22,291
Accumulated depreciation and amortization	(16,161)	(17,188)
Property and equipment, net	$5,656	$5,103

Software amortization was $1,214 and $1,174 for the years ended December 31, 2021 and 2020, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,281 and $2,227 for the years ended December 31, 2021 and 2020, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $153 and $336 for the years ended December 31, 2021 and 2020, respectively.

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction consist of the following:

	December 31,
	2021	2020
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,640)	(5,523)
Acquired intangible assets, net	$90	$1,207

Intangible assets are amortized over the following estimated useful lives: developed technology and customer relationships, 3 to 5 years; tradename and backlog, 6 to 18 months. Backlog was fully amortized as of December 31, 2018 and tradename was fully amortized as of December 31, 2019.
Amortization expense for intangible assets was $1,118 for the year ended December 31, 2021, with $899 included in cost of revenue and $219 included in selling, general and administrative on the consolidated statements of operations. As of December 31, 2021, future estimated amortization expense is as follows:

Year ending December 31, 2022	$90
Acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, past, current, or expected cash flow or operating losses associated with the asset. There were no such triggering events requiring an impairment assessment of other intangible assets as of December 31, 2021.

Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407. See Note 2: "Summary of Significant Accounting Policies" for information on our assessment of goodwill impairment.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2021	2020
Accrued payroll and related liabilities	$3,490	$2,867
Operating lease liability, current	2,439	2,039
Deferred research and development reimbursement	1,838	—
Current portion of accrued liabilities for asset financings	1,077	786
Accrued interest payable	361	429
Accrued commissions and royalties	259	474
Deferred revenue	50	179
Accrued costs related to restructuring	—	630
Other	4,049	2,048
Accrued liabilities and current portion of long-term liabilities	$13,563	$9,452
The following is a summary of the change in deferred revenue:

	Year Ended December 31,
	2021	2020
Deferred revenue:
Balance at beginning of period	$179	$146
Revenue recognized	(1,127)	(902)
Revenue deferred	998	935
Balance at end of period	$50	$179
Short-Term Line of Credit
On December 21, 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"), which was amended over time, including as recently as December 14, 2020 (as amended, the "Revolving Loan Agreement"). The Revolving Loan Agreement provided a secured working capital-based revolving line of credit (the "Revolving Line") in an aggregate amount of up to the lesser of (i) $10,000, or (ii) $2,500 plus 80% of eligible domestic accounts receivable and certain foreign accounts receivable. The Revolving Line had a maturity date of March 26, 2021. In addition, the Revolving Loan Agreement provided for non-formula advances of up to $10,000 which could be made solely during the last five business days of any fiscal month or quarter and which were required to be repaid by the Company on or before the fifth business day after the applicable fiscal month or quarter end.
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
As of December 31, 2020, we had no outstanding borrowings on the Revolving Line.
Paycheck Protection Program Loan
On April 25, 2020, we entered into a loan with Silicon Valley Bank as the lender in an aggregate principal amount of $796 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
The Loan was evidenced by a promissory note (the “Note”) dated April 25, 2020, and matured 2 years from the disbursement date. The Note bore interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest were payable monthly commencing 6 months after the disbursement date and could be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Note contained customary events of default relating to, among other things, payment defaults or breaches of the terms of the Note. Upon the occurrence of an event of default, the Lender could require immediate repayment of all amounts outstanding under the Note.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We used the Loan amount for Qualifying Expenses. During the fourth quarter of 2020, we applied for and received full forgiveness and recorded a gain of $796 within other income in our consolidated statements of operations.

NOTE 4.     MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
We had no marketable securities as of December 31, 2021. As of December 31, 2020, all of our marketable securities were classified as available-for-sale, had contractual maturities of one year or less and consisted of the following:

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,254	$—	$—	$15,254

As of December 31, 2020:
Assets:
Cash equivalents:
Money market funds	$23,832	$—	$—	23,832
Short-term marketable securities:
Corporate debt securities	—	250	—	250
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
In January 2020, we executed a restructuring plan to make the operation of the Company more efficient (the "January 2020 Plan"). The January 2020 Plan included an approximately4% reduction in workforce, primarily in the areas of research and development and sales.
Total restructuring expense included in our statement of operations for the years ended December 31, 2021 and 2020 is comprised of the following:

	Year Ended December 31,
	2021	2020
Cost of revenue — restructuring:
Employee severance and benefits	$—	$173
	—	173

Operating expenses — restructuring:
Employee severance and benefits	$—	$2,041
	—	2,041
Total restructuring expense	$—	$2,214

The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2021:

	Balance as of December 31, 2020	Expensed	Payments	Balance as of December 31, 2021
Employee severance and benefits	$630	$—	$(630)	$—
Accrued costs related to restructuring	$630	$—	$(630)	$—

NOTE 6.     LEASES
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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 6 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Operating lease cost	$2,622	$2,721
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,809	2,816
Leased assets obtained in exchange for new operating lease liabilities	629	3,535
Weighted average remaining lease term (in years)	2.95	3.76
Weighted average discount rate	4.96%	4.99%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Operating Lease Payments
Years ending December 31:
2022	$2,652
2023	1,376
2024	877
2025	364
2026	364
Thereafter	91
Total operating lease payments	5,724
Less imputed interest	(432)
Total operating lease liabilities	$5,292

As of December 31, 2021, the Company had no operating lease liabilities that had not commenced.

NOTE 7.     REVENUE
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
The following table provides information about disaggregated revenue based on the preceding categories for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
IC sales	$50,807	$39,205
Engineering services, license and other	4,295	1,650
Total revenues	$55,102	$40,855
For segment information, including revenue by geographic region, see "Note 14. Segment Information".
Our contract balances include accounts receivable, deferred revenue and our liability for warranty returns. For information concerning these contract balances, see "Note 3. Balance Sheet Components".
Payment terms and conditions for goods and services provided vary by contract; however, payment is generally required within 30 to 60 days of invoicing.

We have not identified any material costs incurred associated with obtaining a contract with a customer which would meet the criteria to be capitalized, therefore, these costs are expensed as incurred.
The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $30, which we expect to recognize ratably over the next 3 months.

NOTE 8.     INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Year Ended December 31,
	2021	2020
Other income	$246	$161
Interest income	211	87
Interest expense	—	(239)
Total interest income and other, net	$457	$9

NOTE 9.     RESEARCH AND DEVELOPMENT
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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,200, $1,300 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the year ended December 31, 2021, we recognized an offset to research and development expense of $3,962.

NOTE 10.        INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax loss is as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(10,967)	$(25,590)
Foreign	(8,578)	(341)
Domestic and foreign pre-tax loss	$(19,545)	$(25,931)

Income tax expense attributable to operations is comprised of the following:

	Year Ended December 31,
	2021	2020
Current:
Federal	$(27)	$(74)
State	19	3
Foreign	643	643
Total current	635	572
Deferred:
Foreign	(768)	26
Total deferred	(768)	26
Income tax expense (benefit)	$(133)	$598

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate	21%	21%
Corporate restructuring	(38)	—
Change in valuation allowance	24	—
Expiration of tax attributes	(6)	(14)
Tax contingencies, net of reversals	(5)	—
Impact of foreign earnings	3	(7)
Permanent items	4	(1)
Research and development credits	2	1
Stock-based compensation	(1)	(2)
Other	(3)	—
Effective income tax rate	1%	(2)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Research and experimentation credit and deduction carryforwards	$62,771	$65,772
Net operating loss carryforwards	45,985	50,917
Depreciation and amortization	5,664	2,282
Deferred stock-based compensation	994	1,158
Reserves and accrued expenses	992	145
Foreign tax credit carryforwards	208	275
Other	1,451	2,074
Total gross deferred tax assets	118,065	122,623
Deferred tax liabilities:
Other	(812)	(1,526)
Total gross deferred tax liabilities	(812)	(1,526)
Less valuation allowance	(116,372)	(120,981)
Net deferred tax assets	$881	$116

We continue to record a full valuation allowance against our U.S. net deferred tax assets as of December 31, 2021 and 2020, as it is not more likely than not that we will realize a benefit from these assets in a future period. In the third quarter of 2021, we recorded a valuation allowance against our net deferred tax assets in China in conjunction with the restructuring of our intercompany agreements and intellectual property. In the fourth quarter of 2021, we recognized $558 of our Canadian net deferred tax assets as we are more likely than not to realize a benefit from these assets in a future period. We have not provided a valuation allowance against our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $4,609 for the year ended December 31, 2021 and decreased $24 for the year ended December 31, 2020.
As of December 31, 2021, we had federal, state and foreign net operating loss carryforwards of $166,448, $6,756 and $39,450 respectively, which will begin to expire in 2022 with $31,705 of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2021, we had available federal, state and foreign research and experimentation tax credit carryforwards of $7,823, $4,993, and $24,252 respectively. The federal and state tax credits will begin expiring in 2022 while the foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $120,906. We have a general foreign tax credit of $118 which will begin to expire in 2022.
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
We are not indefinitely reinvested in the earnings of our subsidiaries in Canada, Japan and Taiwan and have accrued tax on the future repatriation of cash for jurisdictions where withholding taxes would apply. We are no longer indefinitely reinvested in our China subsidiary and have reversed our previous accrual of $620 as a result of changes to our operating plan and implementation of our China intellectual property strategy.
Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2021, the amount of our uncertain tax positions was a liability of $2,493 and a reduction to deferred tax assets of $1,254. As of December 31, 2020, the amount of our uncertain tax positions was a liability of $1,610 and a reduction to deferred tax assets of $1,189.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2021	2020
Uncertain tax positions:
Balance at beginning of year	$2,711	$2,569
Accrual for positions taken in a prior year	825	24
Accrual for positions taken in current year	121	192
Reversals due to lapse of statute of limitations	(11)	(74)
Balance at end of year	$3,646	$2,711
Interest and penalties:
Balance at beginning of year	$88	$85
Accrual for positions taken in prior year	16	18
Accrual for positions taken in current year	—	—
Reversals due to lapse of statute of limitations	(3)	(15)
Balance at end of year	$101	$88
During the years ended December 31, 2021 and 2020 we recognized $16 and $18, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $97 within the next twelve months due to the expiration of statutes of limitation in federal, state and foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2018, 2017 and 2014, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2021.

NOTE 11.        COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $225 and $242 for the years ended December 31, 2021 and 2020, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made contributions of $55 and $48 to the 401(k) plan during the years ended December 31, 2021 and 2020, respectively.
Software licenses
We acquire rights to use certain software engineer design tools under software licenses.
As of December 31, 2021, future minimum payments under non-cancelable software licenses are as follows:

Year Ending December 31,	Software licenses
2022	$1,133
2023	365
1,498
Less: Interest component	(65)
Present value of minimum software license payments	1,433
Less: Current portion	(1,077)
Long-term portion of obligations	$356
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. $504 and $499 are included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet as of December 31, 2021 and 2020, respectively. $57 and $268 are included in long-term liabilities, net of current portion in our consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2021, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.

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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Net loss	$(19,412)	$(26,529)
Less: Net income attributable to redeemable non-controlling interest	(409)	—
Less: Net income attributable to certain entities owned by employees	(198)	—
Net loss attributable to Pixelworks Inc. - for purposes of earnings per share calculation	$(20,019)	$(26,529)
Weighted average shares outstanding - basic and diluted	52,509	40,712
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.38)	$(0.65)

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
The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Employee equity incentive plans	3,832	4,148
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 13.        SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2021 and 2020.
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
During the year ended December 31, 2021, we sold an aggregate of 61,018 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $321.
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended and restated on certain occasions, most recently on May 10, 2021 when our shareholders approved an increase to the total number of authorized shares to 22,683,333 shares. As of December 31, 2021, 2,105,497 shares were available for grant under the 2006 Plan.
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

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2020:	719,067	$2.53
Granted	—	—
Exercised	(352,375)	2.47
Canceled and forfeited	(500)	4.56
Expired	(11,583)	4.51
Options outstanding as of December 31, 2021:	354,609	$2.52

The following table summarizes information about options outstanding as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2021	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2021	Weighted average exercise price
$2.00 - $2.00	237,500	4.79	$2.00	159,500	$2.00
2.46 - 2.46	109,109	1.67	3.40	97,521	3.33
2.79- 6.05	8,000	2.08	6.05	7,667	6.05
$2.00 - $6.05	354,609	3.77	$2.52	264,688	$2.61
During the years ended December 31, 2021 and 2020 the total intrinsic value of options exercised was $445 and $28, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2021, options outstanding had a total intrinsic value of $684.

Options outstanding that have vested and are expected to vest as of December 31, 2021 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	264,688	$2.61	3.48	$491
Expected to vest	88,517	2.26	4.64	190
Total	353,205	$2.52	3.77	$681
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2021 and 2020 we granted 2,123,844 and 2,137,317 shares, respectively, of restricted stock with a weighted average grant date fair value of $3.70 and $3.42 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2020:	3,176,605	$3.68
Granted	2,123,844	3.70
Vested	(1,715,624)	3.67
Canceled	(268,790)	3.84
Unvested at December 31, 2021:	3,316,035	$3.69
Expected to vest after December 31, 2021	3,090,192	$3.68

Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. On May 15, 2020 the ESPP was amended when our shareholders approved an increase to the total number of shares of common stock reserved for issuance to 3,300,000. During the years ended December 31, 2021 and 2020, we issued 159,177 and 202,019 shares, respectively for proceeds of $411 and $529, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Stock Option Plans:
Risk free interest rate	0%	2.00%
Expected dividend yield	0%	0%
Expected term (in years)	0	3.75
Volatility	0%	64%
Employee Stock Purchase Plan:
Risk free interest rate	0.12%	0.79%
Expected dividend yield	0%	0%
Expected term (in years)	1.17	1.05
Volatility	75%	65%
There were no options granted during the year ended December 31, 2021. The weighted average fair value of options granted during the year ended December 31, 2020 was $0.93. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. The contractual life of newly issued stock options is six years, and we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2021, unrecognized stock-based compensation expense is $5,560, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.12 years.

NOTE 14.        SEGMENT INFORMATION
We have identified a single operating segment: the design and development of ICs for use in electronic display devices. The majority of our assets are located in the United States and China.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2021	2020
Japan	$27,001	$26,554
China	23,977	8,935
Taiwan	2,142	1,668
U.S.	1,624	3,057
Europe	242	333
Korea	116	308
	$55,102	$40,855

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2021	2020
Distributors:
All distributors	56%	49%
Distributor A	27%	7%
Distributor B	13%	23%
End Customers: [1]
Top five end customers	76%	58%
End customer A	35%	40%
End customer B	22%	5%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2021	2020
Account X	41%	39%
Account Y	27%	20%
Account Z	15%	7%

NOTE 15.     REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
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
The Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH. The Investors will have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with the Company on the same terms and conditions as the Company, a right to participate on a pro rata basis in any future financing rounds of PWSH, and the Company’s agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon initial public offering on the STAR Market. Each Investor has the right to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH does not consummate an initial public offering on the STAR Market on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the condensed consolidated balance sheets. The Company has elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method. Because the redeemable non-controlling interest is denominated in RMB, it will be revalued to USD at the end of each reporting period, with the changes in carrying value attributable to foreign currency being reflected within accumulated other comprehensive loss on the condensed consolidated balance sheets.
The ESOP entities invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. Each of the ESOP entities has the right to require PWSH to redeem the entire equity interest held by such ESOP entities at the original purchase price paid plus 5% annual interest, if PWSH does not achieve its Listing on or before December 31, 2024. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities will be accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We will recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value as of December 31, 2024. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it will be revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our condensed consolidated statements of operations.
The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. There can be no assurances that PWSH will complete the Listing by June 30, 2024, or at all. In the event Pixelworks, Inc. is required to redeem the entire equity interest held by the Investors or the ESOP entities, we may be required to seek additional capital in order to redeem their PWSH shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations. The listing of PWSH on China's STAR Market will not change our status as a U.S. public company.
The components of the change in redeemable non-controlling interests for the year ended December 31, 2021 are presented in the following table (in thousands):

Carrying Value of Redeemable NCI as of January 1, 2021	$—
Increase in non-controlling interest due to issuance of stock	30,844
Closing costs incurred	(868)
Net income attributable to redeemable non-controlling interest	409
Effect of foreign currency translation attributable to redeemable non-controlling interest	520
Carrying Value of Redeemable NCI as of December 31, 2021	$30,905

NOTE 16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2021
Revenue, net	$9,270	$14,050	$15,196	$16,586
Gross profit	3,725	7,110	7,985	8,873
Loss from operations	(7,914)	(4,457)	(3,904)	(3,727)
Loss before income taxes	(7,858)	(4,275)	(3,850)	(3,562)
Net loss attributable to Pixelworks Inc.	(8,075)	(4,382)	(4,073)	(3,291)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	(0.16)	(0.08)	(0.08)	(0.06)
2020
Revenue, net	$13,774	$9,253	$8,190	$9,638
Gross profit	6,775	5,049	3,976	4,385
Loss from operations	(5,277)	(6,421)	(8,137)	(6,901)
Loss before income taxes	(5,223)	(6,445)	(8,165)	(6,098)
Net loss attributable to Pixelworks Inc.	(5,399)	(6,552)	(8,139)	(6,439)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	(0.14)	(0.17)	(0.20)	(0.15)

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors - Director Nominees for Election" and "Information about our Executive Officers" in our Proxy Statement for our 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement") to be filed within 120 days after December 31, 2021 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). To the extent disclosure for delinquent reports is being made, it can be found under the caption "Delinquent Section 16(a) Reports" in the 2022 Proxy Statement and is herein incorporated by reference.

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

Item 11.Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Compensation Committee Report", "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information about our Equity Compensation Plans" in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Transactions" and "Information About Our Board of Directors" in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the caption "Information About Our Independent Registered Public Accounting Firm" in our 2022 Proxy Statement and is incorporated herein by reference.

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
(a)3. Exhibits.
The exhibits listed below are either filed with this report or incorporated by reference into this report.

Exhibit Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended

3.2	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 10, 2010).

4.1
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 11, 2020).

10.1+
Form of Indemnity Agreement between Pixelworks, Inc. and each of the members of the Board and Haley Aman, the Company’s Chief Financial Officer. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2018).

10.2+	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan.

10.3+	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan.

10.4+
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

10.8+	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2021).

10.9+	Summary of Pixelworks 2021 Non-Employee Director Compensation.

10.10+	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009).

10.11+	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016).

10.12+
Change of Control Severance Agreement effective January 4, 2016, by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed March 8, 2017).

10.13+
Amended and Restated Change of Control and Severance Agreement by and between Pixelworks, Inc. and Todd A. Debonis, dated April 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).

10.14+	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014).

10.15+
Executive Compensation Recovery Policy, adopted April 11, 2019 by the Pixelworks, Inc. Board of Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).

10.16+	Offer Letter with Elias Nader (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 16, 2019).

10.17+	Change of Control and Severance Agreement with Elias Nader (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 16, 2019).

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

10.22
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

10.24
Third Amendment to Lease, dated January 30, 2019, by and between Kalberer Company and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2019).

10.25	Sales Agreement, dated June 5, 2020, between Pixelworks, inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 5, 2020).

10.26
Amended and Restated Securities Purchase Agreement dated December 4, 2020, between the Company and the investors named therein. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on March 10, 2021).

10.27	Form of Capital Increase Agreement (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.28
Schedule identifying agreements substantially identical to the form of Agreement in Exhibit 10.43 hereto (incorporated by reference to Exhibit 10.02a to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

21	Subsidiaries of Pixelworks, Inc.

23.1	Consent of Armanino LLP.

24.1	Power of Attorney (see page 85 of this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensation arrangement.
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

PIXELWORKS, INC.

Dated:	March 9, 2022	By:	/s/ Todd A. DeBonis
Todd A. DeBonis
President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd A. DeBonis and Haley F. Aman, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer
Todd A. DeBonis	(Principal Executive Officer)	March 9, 2022

/s/ Haley F. Aman	Chief Financial Officer (Principal Accounting and Financial Officer)
Haley F. Aman		March 9, 2022

/s/ Richard L. Sanquini	Chairman of the Board
Richard L. Sanquini		March 9, 2022

/s/ Amy Bunszel	Director
Amy Bunszel		March 9, 2022

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 9, 2022

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 9, 2022

/s/ David J. Tupman	Director
David J. Tupman		March 9, 2022