Form 10-Q
period 2022-03-31
PIXELWORKS, INC
filed 2022-05-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 53,998,012 as of May 6, 2022

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency; our strategic plan of re-aligning our mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses related thereto and our expectations with respect to sales related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Our business is subject to the following principal risks and uncertainties:

•The ongoing effects of the COVID-19 pandemic has and could further disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
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
•The STAR Market is relatively new, and as a result, it is difficult to predict the effect of the proposed Listing, which may in turn negatively affect the price of our common stock on the Nasdaq Global Market.
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
    The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. Currently, our Shanghai office is completely remote due to lockdowns imposed there, but our Shenzhen office is operating with in-office staffing. Our offices and supply chain partners in Taiwan are fully functional, and our offices in Japan and North America are fully operational, working both in-office and remotely.
COVID-19 may also affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus negatively affected our revenue and results of operations in 2020 and 2021 , and we anticipate it will continue to do so in 2022.
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$55,162	$61,587
Accounts receivable, net	8,564	8,708
Inventories	1,794	1,469
Prepaid expenses and other current assets	3,158	2,732
Total current assets	68,678	74,496
Property and equipment, net	5,375	5,656
Operating lease right-of-use assets	4,177	4,789
Other assets, net	3,715	3,162
Acquired intangible assets, net	—	90
Goodwill	18,407	18,407
Total assets	$100,352	$106,600
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,702	$2,747
Accrued liabilities and current portion of long-term liabilities	9,771	13,563
Current portion of income taxes payable	190	128
Total current liabilities	13,663	16,438
Long-term liabilities, net of current portion	366	519
Deposit liability	12,902	12,716
Operating lease liabilities, net of current portion	2,335	2,853
Income taxes payable, net of current portion	2,816	2,948
Total liabilities	32,082	35,474
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	31,527	30,905
Shareholders’ equity:
Preferred stock	—	—
Common stock	476,910	475,644
Accumulated other comprehensive loss	(620)	(468)
Accumulated deficit	(439,547)	(434,955)
Total shareholders’ equity	36,743	40,221
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$100,352	$106,600
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$16,628	$9,270
Cost of revenue (1)	7,865	5,545
Gross profit	8,763	3,725
Operating expenses:
Research and development (2)	7,160	6,785
Selling, general and administrative (3)	5,484	4,854
Total operating expenses	12,644	11,639
Loss from operations	(3,881)	(7,914)
Interest income and other, net	162	56
Total other income, net	162	56
Loss before income taxes	(3,719)	(7,858)
Provision for income taxes	403	217
Net loss	(4,122)	(8,075)
Less: Net income attributable to redeemable non-controlling interest	(470)	—
Net loss attributable to Pixelworks Inc.	$(4,592)	$(8,075)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	$(0.09)	$(0.16)
Weighted average shares outstanding - basic and diluted	53,680	51,673

(1) Includes:
Amortization of acquired intangible assets	72	245
Stock-based compensation	8	79

(2) Includes stock-based compensation	583	581

(3) Includes:
Stock-based compensation	458	772
Amortization of acquired intangible assets	18	60
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(4,122)	$(8,075)
Other comprehensive loss:
Foreign currency translation adjustment	(152)	—
Comprehensive loss	(4,274)	(8,075)
Less: comprehensive income attributable to redeemable non-controlling interest	(470)	—
Total comprehensive loss attributable to Pixelworks, Inc.	$(4,744)	$(8,075)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,122)	$(8,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,049	1,432
Depreciation and amortization	1,040	1,016
Deferred income tax expense (benefit)	364	(10)
Reversal of uncertain tax positions	(121)	(2)
Amortization of acquired intangible assets	90	305
Changes in operating assets and liabilities:
Accounts receivable, net	144	(850)
Inventories	(325)	775
Prepaid expenses and other current and long-term assets, net	230	(267)
Accounts payable	407	721
Accrued current and long-term liabilities	(4,026)	(1,827)
Income taxes payable	52	131
Net cash used in operating activities	(5,218)	(6,651)
Cash flows from investing activities:
Purchases of property and equipment	(540)	(243)
Purchases of licensed technology	(517)	—
Proceeds from sales and maturities of short-term marketable securities	—	250
Net cash provided by (used in) investing activities	(1,057)	7
Cash flows from financing activities:
Payments on asset financings	(367)	(239)
Proceeds from issuance of common stock under employee equity incentive plans	217	1,063
Net cash provided by (used in) financing activities	(150)	824
Net decrease in cash and cash equivalents	(6,425)	(5,820)
Cash and cash equivalents, beginning of period	61,587	31,257
Cash and cash equivalents, end of period	$55,162	$25,437

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$108	$90
Cash paid during the period for interest	41	32
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders' Equity
2022	Shares	Amount
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$40,221
Stock issued under employee equity incentive plans	630,876	217	—	—	217
Stock-based compensation expense	—	1,049	—	—	1,049
Foreign currency translation adjustment	—	—	(152)	—	(152)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,592)	(4,592)
Balance as of March 31, 2022	53,998,012	$476,910	$(620)	$(439,547)	$36,743

2021
Balance as of December 31, 2020	51,078,942	$467,957	$47	$(415,134)	$52,870
Stock issued under employee equity incentive plans	1,133,479	1,063	—	—	1,063
Stock-based compensation expense	—	1,432	—	—	1,432
Net loss attributable to Pixelworks, Inc.	—	—	—	(8,075)	(8,075)
Balance as of March 31, 2021	52,212,421	$470,452	$47	$(423,209)	$47,290
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
As of March 31, 2022, we had an intellectual property portfolio of 334 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
During the third quarter of 2021, we engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps we have taken to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated our primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH") as a full profit-and-loss center underneath Pixelworks, Inc. for the mobile, projector, and video delivery businesses. Most of these steps were completed in 2021.
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
Condensed Consolidated Financial Statements
The financial information included herein for the three months ended March 31, 2022 and 2021 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2021 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2022.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 became effective for us in the first quarter of fiscal 2021, and early adoption was permitted. The adoption of ASU 2019-12 did not have a material impact on our financial position, results of operations and cash flows.

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
Accounts receivable consist of the following:

	March 31, 2022	December 31, 2021
Accounts receivable, gross	$8,627	$8,744
Less: allowance for doubtful accounts	(63)	(36)
Accounts receivable, net	$8,564	$8,708

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$36	$41
Additions charged (reductions credited)	27	(6)
Balance at end of period	$63	$35

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Finished goods	$477	$461
Work-in-process	1,317	1,008
Inventories	$1,794	$1,469

Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Gross carrying amount	$21,955	$21,817
Less: accumulated depreciation and amortization	(16,580)	(16,161)
Property and equipment, net	$5,375	$5,656

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	March 31, 2022	December 31, 2021
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,730)	(6,640)
Acquired intangible assets, net	$—	$90

Developed technology and customer relationships were fully amortized as of March 31, 2022, tradename was fully amortized as of March 31, 2019 and backlog was fully amortized as of September 30, 2018.
Amortization expense for intangible assets was $90 for the three months ended March 31, 2022, $72 was included in cost of revenue and $18 was included in selling, general and administrative for the three months ended March 31, 2022, in the condensed consolidated statements of operations.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended March 31, 2022. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and related liabilities	$2,501	$3,490
Operating lease liabilities, current	2,330	2,439
Deferred research and development reimbursement	855	1,838
Current portion of accrued liabilities for asset financings	799	1,077
Accrued interest payable	363	361
Accrued commissions and royalties	239	259
Deferred revenue	220	50
Other	2,464	4,049
Accrued liabilities and current portion of long-term liabilities	$9,771	$13,563
Deferred research and development reimbursement is related to the Co-Development Agreement discussed in "Note 7: Research and Development".
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
The change in deferred revenue is as follows:

	Three Months Ended
	March 31,
	2022	2021
Deferred revenue:
Balance at beginning of period	$50	$179
Revenue recognized	(80)	(264)
Revenue deferred	250	205
Balance at end of period	$220	$120

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
As of March 31, 2022:
Assets:
Cash equivalents:
Money market funds	$11,292	$—	$—	$11,292

As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,254	$—	$—	$15,254
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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of one year to six years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost:	$677	$700

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$705	$692
Leased assets obtained in exchange for new operating lease liabilities	—	629
Weighted average remaining lease term (in years)	2.87	3.44
Weighted average discount rate	5.00%	4.90%

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

Operating Lease Payments
Nine months ending December 31, 2022	$1,939
Years ending December 31:
2023	1,380
2024	884
2025	370
2026	370
Thereafter	93
Total operating lease payments	5,036
Less imputed interest	(371)
Total operating lease liabilities	$4,665

As of March 31, 2022, we had no operating lease liabilities that had not commenced.

NOTE 5: REVENUE
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
The following table provides information about disaggregated revenue based on the preceding categories for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
IC sales	$16,456	$8,637
Engineering services, license and other	172	633
Total revenues	$16,628	$9,270
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
There is no amount of transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year.

NOTE 6: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Three Months Ended
	March 31,
	2022	2021
Interest income	$130	$5
Other income	45	65
Interest expense	(13)	(14)
Total interest income and other, net	$162	$56

NOTE 7: RESEARCH AND DEVELOPMENT
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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,200, $1,300 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first quarter of 2022 and the first quarter of 2021, we recognized offsets to research and development expense of $983 and zero, respectively.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2022 and 2021 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $121 and $2 during the first three months of 2022 and 2021, respectively.
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
As of March 31, 2022 and December 31, 2021, the amount of our uncertain tax positions was a liability of $2,380 and $2,493, respectively, as well as a contra deferred tax asset of $1,384 and $1,254, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $2 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(4,122)	$(8,075)
Less: Net income attributable to redeemable non-controlling interest	(470)	—
Less: Net income attributable to certain entities owned by employees	—	—
Net loss attributable to Pixelworks Inc. - for purposes of earnings per share calculation	$(4,592)	$(8,075)
Weighted average shares outstanding - basic and diluted	53,680	51,673
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.09)	$(0.16)

Basic and diluted earnings (loss) per share was computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The numerator adjustments include an allocation of PWSH income to the redeemable non-controlling interests (which consists of adjusting the interest to its redemption value based on the terms provided in the Supplemental Agreement and Side Letter (defined in Note 13 below)) and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Employee equity incentive plans	3,780	3,886

NOTE 10: SEGMENT INFORMATION
We function as a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States and China.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2022	2021
Japan	$7,399	$3,544
China	7,131	4,277
Taiwan	1,164	666
United States	858	766
Europe	76	—
Korea	—	17
	$16,628	$9,270

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2022	2021
Distributors:
All distributors	63%	59%
Distributor A	32%	34%
Distributor B	12%	8%
End customers: [1]
Top five end customers	80%	76%
End customer A	32%	29%
End customer B	32%	17%
End customer C	1%	20%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2022	December 31, 2021
Account W	30%	27%
Account X	29%	41%
Account Y	12%	15%
Account Z	11%	4%

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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of March 31, 2022, $513 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets.

NOTE 13: REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
During the third quarter of 2021, Pixelworks and our subsidiary, PWSH, entered into a Capital Increase Agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”) (together, the “Investors” and the “ESOP” are referred to below as the “Capital Contributors”). The ESOP entities do not qualify as Employee Share Ownership Programs under IRC 4975(e)(7), but function as a qualified ESOP and hold an equity ownership in trust for employees.
Under the Capital Increase Agreement, during the third quarter of 2021, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the ESOP entities invested approximately $9,670 in exchange for a redeemable non-controlling equity interest representing 4.68% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. The agreement further provided that the Capital Contributors have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with the Company on the same terms and conditions as the Company, a right to participate on a pro rata basis in any future financing rounds of PWSH, and the Company’s agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon initial public offering on the STAR Market.
On March 24, 2022, Pixelworks and our subsidiary, PWSH, entered into a Supplemental Agreement to the Capital Increase Agreement (the “Supplemental Agreement”) with the Capital Contributors. The Supplemental Agreement, among other things, deletes the interest that was to accrue on the redemption obligation of affiliated entities of PWSH, and adds a provision that will suspend the redemption obligation on the date PWSH files its initial public offering listing documents pending the approval of such documents by the applicable authorities. The suspension ends if PWSH withdraws the listing application or such application is finally rejected, at which point the redemption obligation will once again become effective with a deadline of the later of the date of the withdrawal/rejection and June 30, 2024.
In connection with the Supplemental Agreement, on March 24, 2022, Pixelworks and the Capital Contributors entered into a Side Letter to the Capital Increase Agreement (“Side Letter”) which provides that, in the event of a change in control of Pixelworks, Pixelworks shall ensure that the definitive agreement related to such transaction includes a post-closing repurchase covenant that requires the successor entity in such transaction to repurchase all of PWSH’s equity held by a Capital Contributor at the original subscription price plus 20% upon the request of the Capital Contributor within 60 days after (a) the change in control; or (b) if PWSH fails to consummate its initial public offering by June 30, 2024, because Pixelworks decides against pursuing the offering. If PWSH continues to diligently pursue the application but the initial public offering still fails to launch by June 30, 2024, the redemption obligation of the Supplemental Agreement would instead apply. The Side Letter terminates on the launch date of PWSH’s initial public offering.
Prior to entering into the Supplemental Agreement, each Investor had the right to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH did not consummate an initial public offering on the STAR Market on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the condensed consolidated balance sheets. Until the interest that was to accrue on the redeemable non-controlling interest was deleted with the Supplemental Agreement, the Company had elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method (as the non-controlling interest was probable of becoming redeemable upon the passage of time for the original issuance price plus 3% annual interest).
After entering into the Supplemental Agreement, the redeemable non-controlling interest will no longer accrete up to a redemption amount because the interest component has been removed. The Investors will continue to hold PWSH equity and be considered as a redeemable non-controlling interest, however, the redeemable non-controlling interest is only probable of becoming redeemable upon the passage of time for its original issuance price. Therefore, until the redemption feature expires, we will only allocate profits to the redeemable non-controlling interest and continue to recognize the non-controlling interest at an amount at least equal to its redemption value. Because the redeemable non-controlling interest is denominated in RMB, it will be revalued to USD at the end of each reporting period, with the changes in carrying value attributable to foreign currency being reflected within accumulated other comprehensive income on the condensed consolidated balance sheets.
Each of the ESOP entities has the right to require PWSH to redeem the entire equity interest held by such ESOP entities at the original purchase price paid plus 5% annual interest, if PWSH does not achieve its Listing on or before December 31, 2024.

Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities will be accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We will recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value as of December 31, 2024. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it will be revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our condensed consolidated statements of operations. The Supplemental Agreement does not remove the obligation of PWSH to repurchase the ESOP interests if PWSH fails to consummate an initial public offering by December 31, 2024 along with the 5% annual simple interest.
The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. There can be no assurances that PWSH will complete the Listing by June 30, 2024, or at all. In the event Pixelworks is required to redeem the entire equity interest held by the Investors or the ESOP entities, we may be required to seek additional capital in order to redeem their PWSH shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations. The listing of PWSH on China's STAR Market will not change our status as a U.S. public company.
The components of the change in redeemable non-controlling interests for the three months ended March 31, 2022 are presented in the following table (in thousands):

Carrying Value of Redeemable NCI as of January 1, 2022	$30,905
Net income attributable to redeemable non-controlling interest	470
Effect of foreign currency translation attributable to redeemable non-controlling interest	152
Carrying Value of Redeemable NCI as of March 31, 2022	$31,527

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this document. In addition to historical information, the MD&A contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors,” and “Note Regarding Forward-Looking Statements.”

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
The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and restricting travel by our employees. For more information see “Note Regarding COVID-19”.
The impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020 and 2021, and we anticipate it will continue to do so in 2022.

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
As of March 31, 2022, we had an intellectual property portfolio of 334 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three months ended March 31, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Revenue, net	$16,628	$9,270	$7,358	79%

Net revenue increased $7.4 million, or 79%, in the first quarter of 2022 compared to the first quarter of 2021.
Revenue recorded in the first quarter of 2022 consisted of $16.4 million in revenue from the sale of integrated circuit ("IC") products and $0.2 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first quarter of 2021 consisted of $8.6 million in revenue from the sale of IC products and $0.6 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue is primarily due to increased unit sales into the digital projector market, the mobile market and the video delivery market, as we experienced increased demand compared to the prior period.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended March 31, 2022 and 2021, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	% of revenue	2021	% of revenue
Direct product costs and related overhead [1]	$7,776	47%	$5,221	56%
Amortization of acquired intangible assets	72	0	245	3
Inventory charges [2]	9	0	—	0
Stock-based compensation	8	0	79	1
Total cost of revenue	$7,865	47%	$5,545	60%
Gross profit	$8,763	53%	$3,725	40%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 53% in the first quarter of 2022 compared to 40% in the first quarter of 2021. The increase in gross profit margin was primarily due to product mix, absorption of fixed overhead costs, decreased stock-based compensation expense and decreased amortization of acquired intangible assets amount and as a percentage of revenue when comparing the first quarter of 2022 to the first quarter of 2021.
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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.2 million, $1.3 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first quarter of 2022, we recognized an offset to research and development expense of approximately $1.0 million.
During the remainder of 2022, we expect to record an offset to research and development expense of approximately $0.9 million for the remaining deferred research and development reimbursement on the initial $5.8 million received and a reimbursement of approximately $2.2 million for the next payment milestone.
Research and development expense for the three months ended March 31, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Research and development	$7,160	$6,785	$375	6%
Research and development expense increased $0.4 million, or 6% in the first quarter of 2022 compared to the first quarter of 2021 primarily due to an increase in compensation expense due to annual merit salary increases and an increased headcount as well as an increase in non-recurring engineering expense due to the timing of development activities. These increases were largely offset by a benefit related to the co-development agreement.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three month periods ended March 31, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Selling, general and administrative	$5,484	$4,854	$630	13%
Selling, general and administrative expense increased $0.6 million, or 13%, in the first quarter of 2022 compared to the first quarter of 2021 primarily due to an increase in compensation expense due to annual merit salary increases and an increased headcount as well as an increase in accounting fees incurred related to our strategic plan with our PWSH subsidiary. These increases were partially offset by a decrease in stock based compensation expense as a result of the resignation of our former Chief Financial Officer in January 2022.

Provision for income taxes
The provision for income taxes during the 2022 and 2021 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit of $0.1 million for the reversal of previously recorded foreign tax contingencies during the first three months of 2022 and a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first three months of 2021.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $6.4 million to $55.2 million at March 31, 2022 from $61.6 million at December 31, 2021. The net decrease during the first three months of 2022 was the result of $5.2 million used in operating activities, $0.5 million used for purchases of property and equipment, $0.5 million used for purchases of licensed technology and $0.4 million used for payments on other asset financings. These decreases were partially offset by $0.2 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of March 31, 2022, our cash and cash equivalents balance consisted of $11.3 million in cash equivalents held in U.S. dollar denominated money market funds and $43.9 million in cash. Although we did not hold short- or long-term investments as of March 31, 2022, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $8.6 million as of March 31, 2022 from $8.7 million as of December 31, 2021. The average number of days sales outstanding decreased to 46 days as of March 31, 2022 from 47 days as of December 31, 2021.
Inventories
Inventories were $1.8 million as of March 31, 2022 compared to $1.5 million at December 31, 2021. Inventory turnover decreased to 19.0 as of March 31, 2022 from 19.5 as of December 31, 2021. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
During the year ended December 31, 2021, we sold an aggregate of 61,018 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $0.3 million, and gross proceeds of approximately $0.4 million, and paid Cowen commissions and fees and other expenses of approximately $0.1 million. There was no activity under this at the market offering during the three months ended March 31, 2022.
Capital Increase Agreement
We have entered into a Capital Increase Agreement pursuant to which our subsidiary PWSH, received net proceeds from the sale of its securities pursuant thereto in an amount of RMB 279.7 million ($42.3 million USD). Additional information is provided in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", which is incorporated by reference into this section.

Liquidity
As of March 31, 2022, our cash and cash equivalents balance of $55.2 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the period ended March 31, 2022 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022.

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

PART II – OTHER INFORMATION

Item 1A.Risk Factors.
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
Risks Related to COVID-19
The ongoing effects of the COVID-19 pandemic has and may continue to disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
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
In response to the COVID-19 pandemic, many state governments in the U.S. and abroad have issued restrictive orders, including “shelter in place” or “stay at home” orders, that have restricted their residents from leaving their homes or returning to work. For example, Shanghai is currently on lockdown in response to China’s “zero covid” policy, and as a result, our Shanghai office is working fully remote. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. Currently, our Shenzhen office is operating with in-office staffing. At Pixelworks, our offices in Japan and North America are currently operating in office and remotely. The potential future impact of any “stay at home” orders or other similar COVID-related restraints on movement, may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. We face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration. Additionally, our sales team may not be able to make sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic as they juggle varying competing interests. Also, our ability to make in-person sales calls may be affected in areas with stay at home orders or other restrictions in place, which may, in turn, affect our revenues.
The outbreak of COVID-19 has put additional pressures on our supply chain and may continue to do so in the future, including temporary or long-term disruption or delays. If the impact of an outbreak continues for an extended period, it could adversely impact our supply chain and the growth of our revenues. COVID-19 may result in supply shortages of our products or our ability to import, export or sell product to customers in both the U.S. and international markets. Any decrease, limitations or delays on our ability to import, export, or sell our products would harm our business.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first three months of 2022 represented 32% of revenue. Sales to our top distributor for the years ended December 31, 2021 and 2020 represented 27% and 7% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 80%, 76% and 58% of revenue for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022 we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2021, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In addition, any proceeds received by our China subsidiary, Pixelworks Semiconductor (Shanghai) Technology Co., Ltd (“PWSH”), from the private placement of shares (including the transaction that closed in August of 2021) or in connection with the future potential listing of PWSH shares on the STAR Market in Shanghai, are subject to certain PRC laws and regulations that may make it difficult, if not impossible, to use such proceeds to fund those operations of Pixelworks that are not part of PWSH. As a result, it is unlikely that funds raised or generated by PWSH will be readily distributable to Pixelworks.
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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 95%, 97% and 93% of revenue for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
We have, and expect to continue to have, significant operations in China. The economy of China differs from the economies of many countries in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and our results of operations and financial position may be harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, if China were to take action against the United States in response to actual or perceived political or economic threats or changes in policy, our operations could be adversely affected.
Additionally, our Chinese subsidiary, PWSH is considered a foreign-invested enterprise and is subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-invested enterprises. For example, China's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in China, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Because these laws and regulations are relatively new, and published court decisions are limited and nonbinding in nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, China's legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by our Chinese subsidiary and could materially and adversely affect our business and results of operations.
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
Our cash reserves (including those of our subsidiary in China) may be held in part in foreign currencies in amounts that could materially impact the value of those reserves if the U.S. dollar strengthens or weakens against such currencies. In such an event, the corresponding income or expense that is dictated by U.S. GAAP accounting may impact our financial results.
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
We are subject to the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions. From time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-

corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.
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
Increasing attention on environmental, social and governance ("ESG") matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., EGiS Technologies, Inc.., HiSilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatek Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Socionext Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc (Shanghai) Technologies Co., Ltd., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2022, we held 334 patents and had 18 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
In August 2021, we announced our strategic plan to transform our existing subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd (“PWSH”) into a profit center for our mobile, projector, and video delivery businesses to improve our access to capital, customers, and talent in China. As part of this strategic plan, we intend to qualify PWSH to file an application for an initial public offering on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our strategic plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion. Further, the COVID‑19 outbreak, the tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC, including the Listing.
Additionally, pursuant to our Capital Increase Agreement, PWSH agreed to attempt to complete all requirements to qualify for a Listing such that the Listing is consummated prior to a certain date (for the private equity and strategic investors ("Investors"), June 30, 2024, and for the employee-owned entities (“ESOP”), December 31, 2024). If PWSH has not consummated the Listing before those dates, or if it seriously violates certain other restructuring actions required by the Capital Increase Agreement such that a Listing by such dates becomes impossible, the respective purchasers may elect to require that PWSH repurchase the purchaser’s respective equity interest for a price equal to the initial purchase price paid by the purchaser (plus for the ESOP only, annual simple interest at a rate of 5%). As noted above, various elements in the Listing process are outside our control or may be subject to conditions that are unacceptable to us, and if we fail to obtain the Listing, the provisions of the Capital Increase Agreement would require a use of PWSH cash for purposes not otherwise planned for, which in turn would negatively impact our plans for growth and the cash position of PWSH.
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
PWSH is not currently a wholly owned subsidiary of Pixelworks, and following the Listing, other holders may hold as much as 30% of the subsidiary. The interests of PWSH may diverge from the interests of Pixelworks and its other subsidiaries in the future. We may face conflicts of interest in managing, financing, or engaging in transactions with PWSH, or allocating business opportunities between our subsidiaries, including future arrangements for operating subsidiaries other than PWSH to license and use our intellectual property.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through March 31, 2022, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1
Supplemental Agreement to Capital Increase Agreement dated as of March 24, 2022 between the Company and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

10.2
Side Letter to Capital Increase Agreement dated as of March 24, 2022 between the Company and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

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

PIXELWORKS, INC.

Dated:	May 10, 2022	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)