Form 10-Q
period 2022-06-30
PIXELWORKS, INC
filed 2022-08-10
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 54,331,644 as of August 5, 2022

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency; our strategic plan of re-aligning our mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Our business is subject to the following principal risks and uncertainties:

•The ongoing effects of the COVID-19 pandemic have and could further disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
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

NOTE REGARDING COVID-19
    In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.
    The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and limiting travel by our employees. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. Our offices and supply chain partners in Taiwan are fully functional, and our offices in Japan and North America are fully operational, working both in-office and remotely.
COVID-19 may also affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus negatively affected our revenue and results of operations in 2020 and 2021, and we anticipate it will continue to do so in 2022.
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$49,568	$61,587
Accounts receivable, net	12,431	8,708
Inventories	2,198	1,469
Prepaid expenses and other current assets	2,023	2,732
Total current assets	66,220	74,496
Property and equipment, net	4,850	5,656
Operating lease right-of-use assets	3,565	4,789
Other assets, net	3,745	3,162
Acquired intangible assets, net	—	90
Goodwill	18,407	18,407
Total assets	$96,787	$106,600
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,581	$2,747
Accrued liabilities and current portion of long-term liabilities	10,573	13,563
Current portion of income taxes payable	181	128
Total current liabilities	14,335	16,438
Long-term liabilities, net of current portion	380	519
Deposit liability	12,371	12,716
Operating lease liabilities, net of current portion	2,039	2,853
Income taxes payable, net of current portion	2,705	2,948
Total liabilities	31,830	35,474
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	29,859	30,905
Shareholders’ equity:
Preferred stock	—	—
Common stock	478,605	475,644
Accumulated other comprehensive income (loss)	1,048	(468)
Accumulated deficit	(444,555)	(434,955)
Total shareholders’ equity	35,098	40,221
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$96,787	$106,600
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$19,078	$14,051	$35,706	$23,321
Cost of revenue (1)	9,730	6,940	17,595	12,485
Gross profit	9,348	7,111	18,111	10,836
Operating expenses:
Research and development (2)	8,521	6,671	15,681	13,456
Selling, general and administrative (3)	6,024	4,896	11,508	9,750
Total operating expenses	14,545	11,567	27,189	23,206
Loss from operations	(5,197)	(4,456)	(9,078)	(12,370)
Interest income and other, net	101	181	263	237
Total other income, net	101	181	263	237
Loss before income taxes	(5,096)	(4,275)	(8,815)	(12,133)
Provision (benefit) for income taxes	(88)	107	315	324
Net loss	(5,008)	(4,382)	(9,130)	(12,457)
Less: Net income attributable to redeemable non-controlling interest	—	—	(470)	—
Net loss attributable to Pixelworks Inc.	$(5,008)	$(4,382)	$(9,600)	$(12,457)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	$(0.09)	$(0.08)	$(0.18)	$(0.24)
Weighted average shares outstanding - basic and diluted	54,120	52,283	53,901	51,980

(1) Includes:
Stock-based compensation	59	76	67	155
Amortization of acquired intangible assets	—	218	72	463

(2) Includes stock-based compensation	647	610	1,230	1,191

(3) Includes:
Stock-based compensation	989	820	1,447	1,592
Amortization of acquired intangible assets	—	53	18	113
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(5,008)	$(4,382)	$(9,130)	$(12,457)
Other comprehensive loss:
Foreign currency translation adjustment	1,668	—	1,516	—
Comprehensive loss	(3,340)	(4,382)	(7,614)	(12,457)
Less: comprehensive income attributable to redeemable non-controlling interest	—	—	(470)	—
Total comprehensive loss attributable to Pixelworks, Inc.	$(3,340)	$(4,382)	$(8,084)	$(12,457)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,130)	$(12,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,744	2,938
Depreciation and amortization	2,166	1,922
Deferred income tax expense (benefit)	374	(22)
Reversal of uncertain tax positions	(121)	(2)
Amortization of acquired intangible assets	90	576
Changes in operating assets and liabilities:
Accounts receivable, net	(3,723)	(1,679)
Inventories	(729)	868
Prepaid expenses and other current and long-term assets, net	2,134	497
Accounts payable	719	1,418
Accrued current and long-term liabilities	(4,270)	(2,295)
Income taxes payable	(69)	189
Net cash used in operating activities	(9,815)	(8,047)
Cash flows from investing activities:
Purchases of licensed technology	(957)	—
Purchases of property and equipment	(839)	(393)
Proceeds from sales and maturities of short-term marketable securities	—	250
Net cash used in investing activities	(1,796)	(143)
Cash flows from financing activities:
Payments on asset financings	(625)	(506)
Proceeds from issuance of common stock under employee equity incentive plans	217	1,063
Net cash provided by (used in) financing activities	(408)	557
Net decrease in cash and cash equivalents	(12,019)	(7,633)
Cash and cash equivalents, beginning of period	61,587	31,257
Cash and cash equivalents, end of period	$49,568	$23,624

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$131	$177
Cash paid during the period for interest	101	69
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$160	$—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders' Equity
2022	Shares	Amount
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$40,221
Stock issued under employee equity incentive plans	630,876	217	—	—	217
Stock-based compensation expense	—	1,049	—	—	1,049
Foreign currency translation adjustment	—	—	(152)	—	(152)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,592)	(4,592)
Balance as of March 31, 2022	53,998,012	$476,910	$(620)	$(439,547)	$36,743
Stock issued under employee equity incentive plans	233,860	—	—	—	—
Stock-based compensation expense	—	1,695	—	—	1,695
Foreign currency translation adjustment	—	—	1,668	—	1,668
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,008)	(5,008)
Balance as of June 30, 2022	54,231,872	$478,605	$1,048	$(444,555)	$35,098

2021
Balance as of December 31, 2020	51,078,942	$467,957	$47	$(415,134)	$52,870
Stock issued under employee equity incentive plans	1,133,479	1,063	—	—	1,063
Stock-based compensation expense	—	1,432	—	—	1,432
Net loss attributable to Pixelworks, Inc.	—	—	—	(8,075)	(8,075)
Balance as of March 31, 2021	52,212,421	$470,452	$47	$(423,209)	$47,290
Stock issued under employee equity incentive plans	140,143	—	—	—	—
Stock-based compensation expense	—	1,506	—	—	1,506
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,382)	(4,382)
Balance as of June 30, 2021	52,352,564	$471,958	$47	$(427,591)	$44,414
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (together with our subsidiaries, the “Company”, "Pixelworks", “we”, “our” or “us”) is a leading provider of high-performance and power-efficient visual processing solutions that bridge the gap between video content formats and rapidly advancing display capabilities. We develop and market semiconductor and software solutions that enable consistently high-quality, authentic viewing experiences in a wide variety of applications from cinema to smartphones. Our primary target markets include Mobile (smartphone, gaming and tablet), Home Entertainment (TV, personal video recorder ("PVR"), over-the-air ("OTA") and projector), Content (creation, remastering and delivery), and Business & Education (projector).
As of June 30, 2022, we had an intellectual property portfolio of 301 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Condensed Consolidated Financial Statements
The financial information included herein for the three and six months ended June 30, 2022 and 2021 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2021 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2022.
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
Accounts receivable consist of the following:

	June 30, 2022	December 31, 2021
Accounts receivable, gross	$12,484	$8,744
Less: allowance for doubtful accounts	(53)	(36)
Accounts receivable, net	$12,431	$8,708

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2022	2021
Balance at beginning of period	$36	$41
Additions charged (reductions credited)	17	(18)
Balance at end of period	$53	$23

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2022	December 31, 2021
Finished goods	$829	$461
Work-in-process	1,369	1,008
Inventories	$2,198	$1,469

Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Gross carrying amount	$19,577	$21,817
Less: accumulated depreciation and amortization	(14,727)	(16,161)
Property and equipment, net	$4,850	$5,656

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	June 30, 2022	December 31, 2021
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,730)	(6,640)
Acquired intangible assets, net	$—	$90

Developed technology and customer relationships were fully amortized as of March 31, 2022, tradename was fully amortized as of March 31, 2019 and backlog was fully amortized as of September 30, 2018.
Amortization expense for intangible assets was $0 and $90 for the three and six months ended June 30, 2022, respectively, $0 and $72 were included in cost of revenue for the three and six months ended June 30, 2022, respectively, and $0 and $18 were included in selling, general and administrative for the three and six months ended June 30, 2022, respectively, in the condensed consolidated statements of operations.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the six months ended June 30, 2022. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and related liabilities	$2,999	$3,490
Operating lease liabilities, current	2,104	2,439
Current portion of accrued liabilities for asset financings	688	1,077
Accrued interest payable	312	361
Accrued commissions and royalties	225	259
Deferred revenue	205	50
Deferred research and development reimbursement	—	1,838
Other	4,040	4,049
Accrued liabilities and current portion of long-term liabilities	$10,573	$13,563
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
The change in deferred revenue is as follows:

	Six Months Ended
	June 30,
	2022	2021
Deferred revenue:
Balance at beginning of period	$50	$179
Revenue recognized	(255)	(683)
Revenue deferred	410	572
Balance at end of period	$205	$68

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
As of June 30, 2022:
Assets:
Cash equivalents:
Money market funds	$9,883	$—	$—	$9,883

As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,254	$—	$—	$15,254
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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of one year to five years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost:	$668	$586	$1,345	$1,286

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,357	$1,321
Leased assets obtained in exchange for new operating lease liabilities	—	629
Weighted average remaining lease term (in years)	2.70	3.27
Weighted average discount rate	5.02%	4.91%

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

Operating Lease Payments
Six months ending December 31, 2022	$1,421
Years ending December 31:
2023	1,348
2024	872
2025	359
2026	359
Thereafter	90
Total operating lease payments	4,449
Less imputed interest	(306)
Total operating lease liabilities	$4,143

As of June 30, 2022, we had no operating lease liabilities that had not commenced.

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
The following table provides information about disaggregated revenue based on the preceding categories for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
IC sales	$18,694	$13,055	$35,149	$21,692
Engineering services, license and other	384	996	557	1,629
Total revenues	$19,078	$14,051	$35,706	$23,321
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
There is no amount of transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year.

NOTE 6: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income	$94	$4	$224	$9
Other income	16	127	$61	$192
Interest expense	(9)	50	(22)	36
Total interest income and other, net	$101	$181	$263	$237

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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,200, $1,300 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $855 and $1,838 during the three and six months ended June 30, 2022, respectively.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2022 and 2021 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $121 and $2 during the first six months of 2022 and 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, the amount of our uncertain tax positions was a liability of $2,275 and $2,493, respectively, as well as a contra deferred tax asset of $1,384 and $1,254, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $2 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(5,008)	$(4,382)	$(9,130)	$(12,457)
Less: Net income attributable to redeemable non-controlling interest	—	—	(470)	—
Net loss attributable to Pixelworks Inc.	$(5,008)	$(4,382)	$(9,600)	$(12,457)
Weighted average shares outstanding - basic and diluted	54,120	52,283	53,901	51,980
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.09)	$(0.08)	$(0.18)	$(0.24)

Basic and diluted earnings (loss) per share was computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The numerator adjustments include, when applicable, an allocation of PWSH income to the redeemable non-controlling interests (which consists of adjusting the interest to its redemption value based on the terms provided in the Supplemental Agreement and Side Letter (defined in Note 13 below)) and the employee-owned entities. The equity interests associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee-owned entities in periods of loss at PWSH. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Employee equity incentive plans	4,457	4,039	4,131	3,958

NOTE 10: SEGMENT INFORMATION
We function as a single operating segment: the design and development of integrated circuits for use in electronic display devices. The majority of our assets are located in the United States and China.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Japan	$9,298	$7,415	$16,696	$10,959
China	8,757	5,772	15,888	10,049
Taiwan	793	376	1,957	1,042
United States	230	417	1,088	1,183
Europe	—	71	77	71
Korea	—	—	—	17
	$19,078	$14,051	$35,706	$23,321

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Distributors:
All distributors	62%	51%	62%	54%
Distributor A	37%	24%	35%	28%
Distributor B	13%	12%	13%	11%
End customers: [1]
Top five end customers	81%	79%	79%	76%
End customer A	36%	39%	34%	35%
End customer B	21%	6%	11%	11%
End customer C	13%	20%	22%	19%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2022	December 31, 2021
Account W	40%	27%
Account X	31%	41%
Account Y	11%	15%
Account Z	10%	4%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2022, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of June 30, 2022, $441 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets.

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
Under the Capital Increase Agreement, during 2021, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the ESOP entities invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. The agreement further provided that the Capital Contributors have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with the Company on the same terms and conditions as the Company, a right to participate on a pro rata basis in any future financing rounds of PWSH, and the Company’s agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon initial public offering on the STAR Market.
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
The components of the change in redeemable non-controlling interests for the six months ended June 30, 2022 are presented in the following table (in thousands):

Carrying Value of Redeemable NCI as of January 1, 2022	$30,905
Net income attributable to redeemable non-controlling interest	470
Effect of foreign currency translation attributable to redeemable non-controlling interest	(1,516)
Carrying Value of Redeemable NCI as of June 30, 2022	$29,859

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
COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate.
The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and limiting travel by our employees. For more information see “Note Regarding COVID-19”.
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
As of June 30, 2022, we had an intellectual property portfolio of 301 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and six months ended June 30, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
Revenue, net	$19,078	$14,051	36%	$35,706	$23,321	53%

Net revenue increased $5.0 million, or 36%, in the second quarter of 2022 compared to the second quarter of 2021 and increased $12.4 million, or 53% in the first half of 2022 compared to the first half of 2021.
Revenue recorded in the second quarter of 2022 consisted of $18.7 million in revenue from the sale of integrated circuit ("IC") products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the second quarter of 2021 consisted of $13.1 million in revenue from the sale of IC products and $1.0 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first half of 2022 consisted of $35.1 million in revenue from the sale of IC products and $0.6 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2021 consisted of $21.7 million in revenue from the sale of IC products and $1.6 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue in the 2022 periods compared to the 2021 periods is primarily due to increased unit sales into the digital projector market, the mobile market and the video delivery market, as we experienced increased demand compared to the prior periods.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended June 30, 2022 and 2021, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of revenue	2021	% of revenue	2022	% of revenue	2021	% of revenue
Direct product costs and related overhead [1]	$9,671	51%	$6,646	47%	$17,447	49%	$11,867	51%
Stock-based compensation	59	0	76	1	67	0	155	1
Amortization of acquired intangible assets	—	0	218	2	72	0	463	2
Inventory charges [2]	—	0	—	0	9	0	—	0
Total cost of revenue	$9,730	51%	$6,940	49%	$17,595	49%	$12,485	54%
Gross profit	$9,348	49%	$7,111	51%	$18,111	51%	$10,836	46%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 49% in the second quarter of 2022 compared to 51% in the second quarter of 2021. The decrease in gross profit margin was primarily due to product mix, partially offset by absorption of fixed overhead costs, decreased stock-based compensation expense and decreased amortization of acquired intangible assets as an amount and as a percentage of revenue when comparing the second quarter of 2022 to the second quarter of 2021.
Gross profit margin was 51% in the first half of 2022 compared to 46% in the first half of 2021. The increase in gross profit margin was primarily due to absorption of fixed overhead costs, decreased stock-based compensation expense and decreased amortization of acquired intangible assets as an amount and as a percentage of revenue when comparing the first half of 2022 to the first half of 2021.
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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.2 million, $1.3 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first half of 2022, we recognized an offset to research and development expense of approximately $1.8 million.
During the remainder of 2022, we expect to record an offset to research and development expense of approximately $2.2 million for the next payment milestone, however such offset could be delayed to 2023.
Research and development expense for the three and six months ended June 30, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$8,521	$6,671	28%	$15,681	$13,456	17%
Research and development expense increased $1.9 million, or 28% in the second quarter of 2022 compared to the second quarter of 2021 and increased $2.2 million, or 17% in the first half of 2022 compared to the first half of 2021 primarily due to an increase in compensation expense due to an increased headcount and annual merit salary increases as well as an increase in non-recurring engineering expense due to the timing of development activities. The increase in non-recurring engineering expense was largely offset by a benefit related to the co-development agreement.
Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six months ended June 30, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative	$6,024	$4,896	23%	$11,508	$9,750	18%
Selling, general and administrative expense increased $1.1 million, or 23%, in the second quarter of 2022 compared to the second quarter of 2021 and increased $1.8 million, or 18%, in the first half of 2022 compared to the first half of 2021 primarily due to an increase in compensation expense due to an increased headcount and annual merit salary increases as well as an increase in accounting fees incurred related to our strategic plan with our PWSH subsidiary.

Provision for income taxes
The provision for income taxes during the 2022 and 2021 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit of $0.1 million for the reversal of previously recorded foreign tax contingencies during the first half of 2022 and a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first half of 2021.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $12.0 million to $49.6 million at June 30, 2022 from $61.6 million at December 31, 2021. The net decrease during the first six months of 2022 was the result of $9.8 million used in operating activities, $1.0 million used for purchases of licensed technology, $0.8 million used for purchases of property and equipment and $0.6 million used for payments on other asset financings. These decreases were partially offset by $0.2 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of June 30, 2022, our cash and cash equivalents balance consisted of $9.9 million in cash equivalents held in U.S. dollar denominated money market funds and $39.7 million in cash. Although we did not hold short- or long-term investments as of June 30, 2022, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $12.4 million as of June 30, 2022 from $8.7 million as of December 31, 2021. The average number of days sales outstanding increased to 59 days as of June 30, 2022 from 47 days as of December 31, 2021. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2022, and the fourth quarter of 2021.
Inventories
Inventories were $2.2 million as of June 30, 2022 compared to $1.5 million at December 31, 2021. Inventory turnover was 19.4 as of June 30, 2022 compared to 19.5 as of December 31, 2021. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
During the year ended December 31, 2021, we sold an aggregate of 61,018 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $0.3 million, and gross proceeds of approximately $0.4 million, and paid Cowen commissions and fees and other expenses of approximately $0.1 million. There was no activity under this at the market offering during the six months ended June 30, 2022.
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

Liquidity
As of June 30, 2022, our cash and cash equivalents balance of $49.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the six month period ended June 30, 2022 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022.

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
Risks Related to COVID-19
The ongoing effects of the COVID-19 pandemic have and may continue to disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
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
In response to the COVID-19 pandemic, many state governments in the U.S. and abroad have issued restrictive orders, including “shelter in place” or “stay at home” orders, that have restricted their residents from leaving their homes or returning to work. For example, Shanghai was recently on lockdown in response to China’s “zero COVID” policy, and as a result, our Shanghai office was working fully remote. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. At Pixelworks, our offices in Japan and North America are currently operating in office and remotely. The potential future impact of any “stay at home” orders or other similar COVID-related restraints on movement, may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. We face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration. Additionally, our sales team may not be able to make sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic as they juggle varying competing interests. Also, our ability to make in-person sales calls may be affected in areas with stay at home orders or other restrictions in place, which may, in turn, affect our revenues.
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
The state of the global economy continues to be uncertain due to the continuing impacts of the COVID-19 pandemic and other changing economic conditions such as inflation, rising interest rates, lower consumer confidence, volatile equity capital markets, ongoing supply chain disruptions, and the impacts of the war in Ukraine. As a result of these conditions, we and our manufacturers, vendors and customers might experience deterioration of our businesses, cash flow shortages and difficulty obtaining financing, which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, may limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.

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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first six months of 2022 represented 35% of revenue. Sales to our top distributor for the years ended December 31, 2021 and 2020 represented 27% and 7% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 79%, 76% and 58% of revenue for the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022 we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2021, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
As of December 31, 2021, we had federal, state and foreign net operating loss carryforwards of approximately $166.4 million, $6.8 million, and $39.5 million respectively. A portion of our federal net operating loss carryforwards may expire in 2022 if not utilized. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 97%, 97% and 93% of revenue for the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
•political and economic instability and tensions, including tensions between China and Taiwan;
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., EGiS Technologies, Inc., HiSilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatek Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Socionext Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc (Shanghai) Technologies Co., Ltd., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2022, we held 301 patents and had 17 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing shareholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through June 30, 2022, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our stock price was previously below $1.00 on May 6, 2009 and was $1.79 on July 6, 2022 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares and at least two registered and active market makers. As of June 30, 2022, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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
•Oregon law permits our board to consider other factors beyond shareholder value in evaluating any acquisition offer (so-called "expanded constituency" provisions); and
•a supermajority (67%) vote of shareholders is required to approve certain fundamental transactions.

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

PIXELWORKS, INC.

Dated:	August 10, 2022	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)