Form 10-Q
period 2022-09-30
PIXELWORKS, INC
filed 2022-11-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 54,856,039 as of November 4, 2022

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the Equity Transfer Agreement and the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency, the rights related thereto; our strategic plan of re-aligning our mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•Uncertainties with respect to the PRC legal systems, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to us and our stockholders.
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
•Pixelworks Semiconductor Technology (Shanghai) Co., Ltd.’s (“PWSH”) status as a publicly traded company that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
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

NOTE REGARDING COVID-19
    In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. In response to the COVID-19 pandemic, many state governments in the U.S. and abroad issued restrictive orders, including “shelter in place” or “stay at home” orders, that have restricted their residents from leaving their homes or returning to work. Since March 2022, various cities in China have imposed lockdowns in response to China’s “zero-COVID” policy, leading to weaker consumer demand which has had, and we anticipate may continue to have, an adverse impact on China’s economy, on our customers and on our business.
    The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and limiting travel by our employees. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. Our offices and supply chain partners in Taiwan are fully functional, and our offices in Japan and North America are fully operational.
COVID-19 has, and may continue to, negatively affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product.
While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus negatively affected our revenue and results of operations in 2020 and 2021, and it continues to do so in 2022.
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$57,615	$61,587
Accounts receivable, net	10,770	8,708
Inventories	2,716	1,469
Prepaid expenses and other current assets	1,522	2,732
Total current assets	72,623	74,496
Property and equipment, net	3,825	5,656
Operating lease right-of-use assets	3,687	4,789
Other assets, net	3,758	3,162
Acquired intangible assets, net	—	90
Goodwill	18,407	18,407
Total assets	$102,300	$106,600
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,354	$2,747
Accrued liabilities and current portion of long-term liabilities	10,070	13,563
Current portion of income taxes payable	148	128
Total current liabilities	12,572	16,438
Long-term liabilities, net of current portion	421	519
Deposit liability	11,815	12,716
Operating lease liabilities, net of current portion	2,254	2,853
Income taxes payable, net of current portion	2,575	2,948
Total liabilities	29,637	35,474
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	28,202	30,905
Shareholders’ equity:
Preferred stock	—	—
Common stock	480,069	475,644
Accumulated other comprehensive income (loss)	2,705	(468)
Accumulated deficit	(449,051)	(434,955)
Total Pixelworks, Inc. shareholders’ equity	33,723	40,221
Non-controlling interest	10,738	—
Total shareholders' equity	44,461	40,221
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$102,300	$106,600
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$17,552	$15,196	$53,258	$38,516
Cost of revenue (1)	8,756	7,211	26,351	19,696
Gross profit	8,796	7,985	26,907	18,820
Operating expenses:
Research and development (2)	8,445	6,792	24,126	20,248
Selling, general and administrative (3)	5,082	5,097	16,590	14,847
Total operating expenses	13,527	11,889	40,716	35,095
Loss from operations	(4,731)	(3,904)	(13,809)	(16,275)
Interest income and other, net	165	54	428	292
Total other income, net	165	54	428	292
Loss before income taxes	(4,566)	(3,850)	(13,381)	(15,983)
Provision (benefit) for income taxes	(70)	(9)	245	315
Net loss	(4,496)	(3,841)	(13,626)	(16,298)
Less: Net income attributable to redeemable non-controlling interest	—	(232)	(470)	(232)
Net loss attributable to Pixelworks Inc.	$(4,496)	$(4,073)	$(14,096)	$(16,530)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	$(0.08)	$(0.08)	$(0.26)	$(0.32)
Weighted average shares outstanding - basic and diluted	54,826	52,768	54,120	52,245

(1) Includes:
Stock-based compensation	(47)	(138)	20	17
Amortization of acquired intangible assets	—	218	72	681

(2) Includes stock-based compensation	565	549	1,795	1,740

(3) Includes:
Stock-based compensation	776	1,146	2,223	2,738
Amortization of acquired intangible assets	—	53	18	166
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,496)	$(3,841)	$(13,626)	$(16,298)
Other comprehensive loss:
Foreign currency translation adjustment	1,657	(80)	3,173	(80)
Comprehensive loss	(2,839)	(3,921)	(10,453)	(16,378)
Less: comprehensive income attributable to redeemable non-controlling interest	—	(232)	(470)	(232)
Total comprehensive loss attributable to Pixelworks, Inc.	$(2,839)	$(4,153)	$(10,923)	$(16,610)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,626)	$(16,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,038	4,495
Depreciation and amortization	3,490	2,684
Deferred income tax expense (benefit)	396	(5)
Reversal of uncertain tax positions	(121)	(2)
Amortization of acquired intangible assets	90	847
Changes in operating assets and liabilities:
Accounts receivable, net	(2,062)	(1,414)
Inventories	(1,247)	844
Prepaid expenses and other current and long-term assets, net	3,131	1,161
Accounts payable	(276)	1,352
Accrued current and long-term liabilities	(5,084)	3,423
Income taxes payable	(232)	(77)
Net cash used in operating activities	(11,503)	(2,990)
Cash flows from investing activities:
Purchases of licensed technology	(1,415)	—
Purchases of property and equipment	(1,287)	(2,293)
Proceeds from sales and maturities of short-term marketable securities	—	250
Net cash used in investing activities	(2,702)	(2,043)
Cash flows from financing activities:
Net proceeds from issuance of equity interest to non-controlling interest	10,738	—
Payments on asset financings	(892)	(926)
Proceeds from issuance of common stock under employee equity incentive plans	387	1,282
Net proceeds from issuance of equity interest to redeemable non-controlling interest	—	29,976
Net proceeds from issuance of equity interest to certain entities owned by employees	—	9,670
Net proceeds from "at the market" equity offering	—	333
Net cash provided by financing activities	10,233	40,335
Net increase (decrease) in cash and cash equivalents	(3,972)	35,302
Cash and cash equivalents, beginning of period	61,587	31,257
Cash and cash equivalents, end of period	$57,615	$66,559

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$153	$108
Cash paid for income taxes, net of refunds received	17	374
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$160	$958
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2022	Shares	Amount
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$—	$40,221
Stock issued under employee equity incentive plans	630,876	217	—	—	—	217
Stock-based compensation expense	—	1,049	—	—	—	1,049
Foreign currency translation adjustment	—	—	(152)	—	—	(152)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,592)	—	(4,592)
Balance as of March 31, 2022	53,998,012	$476,910	$(620)	$(439,547)	$—	$36,743
Stock issued under employee equity incentive plans	233,860	—	—	—	—	—
Stock-based compensation expense	—	1,695	—	—	—	1,695
Foreign currency translation adjustment	—	—	1,668	—	—	1,668
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,008)	—	(5,008)
Balance as of June 30, 2022	54,231,872	$478,605	$1,048	$(444,555)	$—	$35,098
Stock issued under employee equity incentive plans	604,167	170	—	—	—	170
Stock-based compensation expense	—	1,294	—	—	—	1,294
Foreign currency translation adjustment	—	—	1,657	—	—	1,657
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	10,738	10,738
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,496)	—	(4,496)
Balance as of September 30, 2022	54,836,039	$480,069	$2,705	$(449,051)	$10,738	$44,461

2021
Balance as of December 31, 2020	51,078,942	$467,957	$47	$(415,134)	$—	$52,870
Stock issued under employee equity incentive plans	1,133,479	1,063	—	—	—	1,063
Stock-based compensation expense	—	1,432	—	—	—	1,432
Net loss attributable to Pixelworks, Inc.	—	—	—	(8,075)	—	(8,075)
Balance as of March 31, 2021	52,212,421	$470,452	$47	$(423,209)	$—	$47,290
Stock issued under employee equity incentive plans	140,143	—	—	—	—	—
Stock-based compensation expense	—	1,506	—	—	—	1,506
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,382)	—	(4,382)
Balance as of June 30, 2021	52,352,564	$471,958	$47	$(427,591)	$—	$44,414
Stock issued under employee equity incentive plans	813,914	219	—	—	—	219
"At the market" equity offering	61,018	333	—	—	—	333
Stock-based compensation expense	—	1,557	—	—	—	1,557
Foreign currency translation adjustment	—	—	(80)	—	—	(80)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,073)	—	(4,073)
Balance as of September 30, 2021	53,227,496	$474,067	$(33)	$(431,664)	$—	$42,370
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (together with our subsidiaries, the “Company”, "Pixelworks", “we”, “our” or “us”) is a leading provider of high-performance and power-efficient visual processing solutions that bridge the gap between video content formats and rapidly advancing display capabilities. We develop and market semiconductor and software solutions that enable consistently high-quality, authentic viewing experiences in a wide variety of applications. Our primary target markets include mobile (smartphone and tablet), projector (business, education and home entertainment), video delivery (personal video recorder ("PVR") and over-the-air) and cinema (content creation, remastering and video streaming).
As of September 30, 2022, we had an intellectual property portfolio of 297 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
During the third quarter of 2021, we engaged in a strategic plan to re-align our mobile, projector, and video delivery businesses to improve their focus on the Asia-centered customers and employee stakeholders of those businesses. The global center of the mobile, projector, and video delivery businesses continues to be in Asia, and the steps we have taken to date and going forward are intended to improve our ability to access capital, customers, and talent. We have operated our primary R&D center in Asia for over 15 years and feel that the time is right to take advantage of that existing footprint and develop our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH") as a full profit-and-loss center underneath Pixelworks, Inc. for the mobile, projector, and video delivery businesses. The steps involved in this strategic re-alignment of our businesses have been completed.
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
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine months ended September 30, 2022 and 2021 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2021 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2022, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2022.
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
Accounts receivable consist of the following:

	September 30, 2022	December 31, 2021
Accounts receivable, gross	$10,796	$8,744
Less: allowance for doubtful accounts	(26)	(36)
Accounts receivable, net	$10,770	$8,708

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2022	2021
Balance at beginning of period	$36	$41
Reductions credited	(10)	(15)
Balance at end of period	$26	$26

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2022	December 31, 2021
Finished goods	$872	$461
Work-in-process	1,844	1,008
Inventories	$2,716	$1,469

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Gross carrying amount	$19,704	$21,817
Less: accumulated depreciation and amortization	(15,879)	(16,161)
Property and equipment, net	$3,825	$5,656

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	September 30, 2022	December 31, 2021
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,730)	(6,640)
Acquired intangible assets, net	$—	$90

Developed technology and customer relationships were fully amortized as of March 31, 2022, tradename was fully amortized as of March 31, 2019 and backlog was fully amortized as of September 30, 2018.
Amortization expense for intangible assets was $0 and $90 for the three and nine months ended September 30, 2022, respectively, $0 and $72 were included in cost of revenue for the three and nine months ended September 30, 2022, respectively, and $0 and $18 were included in selling, general and administrative for the three and nine months ended September 30, 2022, respectively, in the condensed consolidated statements of operations.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the nine months ended September 30, 2022. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued payroll and related liabilities	$3,497	$3,490
Operating lease liabilities, current	1,589	2,439
Current portion of accrued liabilities for asset financings	521	1,077
Accrued interest payable	270	361
Deferred revenue	260	50
Accrued commissions and royalties	205	259
Deferred research and development reimbursement	—	1,838
Other	3,728	4,049
Accrued liabilities and current portion of long-term liabilities	$10,070	$13,563
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
The change in deferred revenue is as follows:

	Nine Months Ended
	September 30,
	2022	2021
Deferred revenue:
Balance at beginning of period	$50	$179
Revenue deferred	940	888
Revenue recognized	(730)	(1,047)
Balance at end of period	$260	$20

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
As of September 30, 2022:
Assets:
Cash equivalents:
Money market funds	$18,958	$—	$—	$18,958

As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,254	$—	$—	$15,254
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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of one year to five years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost:	$659	$657	$2,004	$1,943

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,076	$2,093
Leased assets obtained in exchange for new operating lease liabilities	734	629
Weighted average remaining lease term (in years)	2.90	3.09
Weighted average discount rate	4.18%	4.93%

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

Operating Lease Payments
Three months ending December 31, 2022	$488
Years ending December 31:
2023	1,559
2024	1,104
2025	591
2026	339
Thereafter	85
Total operating lease payments	4,166
Less imputed interest	(323)
Total operating lease liabilities	$3,843

As of September 30, 2022, we had $707 in operating lease liabilities that had not commenced.

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
The following table provides information about disaggregated revenue based on the preceding categories for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
IC sales	$17,188	$14,347	$52,337	$36,038
Engineering services, license and other	364	849	921	2,478
Total revenues	$17,552	$15,196	$53,258	$38,516
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
There is no amount of transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year.

NOTE 6: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income	$165	$28	$388	$38
Other income	10	40	$72	$233
Interest expense	(10)	(14)	(32)	21
Total interest income and other, net	$165	$54	$428	$292

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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,200, $1,300 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $0 and $1,300 during the three months ended September 30, 2022 and 2021, respectively and $1,838 and $1,300 during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2022 and 2021 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $121 and $2 during the first nine months of 2022 and 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, the amount of our uncertain tax positions was a liability of $2,167 and $2,493, respectively, as well as a contra deferred tax asset of $1,384 and $1,254, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $2 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(4,496)	$(3,841)	$(13,626)	$(16,298)
Less: Net income attributable to redeemable non-controlling interest	—	(232)	(470)	(232)
Less: Net income attributable to certain entities owned by employees	—	(104)	—	(104)
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(4,496)	$(4,177)	$(14,096)	$(16,634)
Weighted average shares outstanding - basic and diluted	54,826	52,768	54,120	52,245
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.08)	$(0.08)	$(0.26)	$(0.32)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Employee equity incentive plans	3,997	3,842	4,003	3,727

NOTE 10: SEGMENT INFORMATION
We operate in one segment: the design, development, marketing and sale of IC solutions for use in electronic display devices. We generate our revenue from three broad product markets: the projector market, the mobile market and the video delivery market. The chief operating decision maker, or CODM, is our CEO. Our CODM evaluates financial performance and allocates resources using financial information reported on a company-wide basis.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Japan	$10,908	$7,718	$27,604	$18,676
China	5,482	6,670	21,371	16,719
United States	648	176	1,736	1,359
Taiwan	464	582	2,421	1,625
Korea	50	50	50	66
Europe	—	—	76	71
	$17,552	$15,196	$53,258	$38,516

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Distributors:
All distributors	57%	57%	61%	55%
Distributor A	29%	28%	33%	28%
Distributor B	23%	13%	16%	11%
Distributor C	2%	13%	5%	9%
End customers: [1]
Top five end customers	83%	82%	79%	78%
End customer A	39%	37%	36%	36%
End customer B	15%	2%	13%	8%
End customer C	13%	28%	19%	22%
End customer D	12%	4%	6%	4%
End customer E	2%	11%	5%	8%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2022	December 31, 2021
Account X	40%	27%
Account Y	38%	41%
Account Z	12%	15%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2022, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of September 30, 2022, $361 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets.

NOTE 13: REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
During the third quarter of 2021, Pixelworks and our subsidiary, PWSH, entered into a Capital Increase Agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”) (together, the “Investors” and the “ESOP” are referred to below as the “Capital Contributors”). The ESOP entities do not qualify as Employee Share Ownership Programs under IRC 4975(e)(7), but do qualify as employee share ownership plans qualified under the laws of China, under which the employees hold a pro rata share of an ESOP partnership entity that then holds an equity ownership in trust for employees.
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
The components of the change in redeemable non-controlling interests for the nine months ended September 30, 2022 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2022	$30,905
Net income attributable to redeemable non-controlling interest	470
Effect of foreign currency translation attributable to redeemable non-controlling interest	(3,173)
Carrying Value of Redeemable Non-Controlling Interest as of September 30, 2022	$28,202

NOTE 14: NON-CONTROLLING INTEREST
On August 15, 2022, the Company entered into an Equity Transfer Agreement with certain private equity investors based in China (Hainan Qixin Investment Partnership (Limited Partnership) and Suzhou Saixiang Equity Investment Partnership (Limited Partnership)) (collectively, the “Purchasers”). Under this agreement, the Purchasers agreed to pay to the Company, subject to customary closing conditions, a total of 87,500 RMB, approximately $10,738 (net of issuance costs) at closing, in exchange for a 2.74% equity interest in PWSH. Following the closing, the Company continues to hold 80.87% of PWSH. The Company incurred costs related to the sale of equity in PWSH of $275 paid to a third party for assisting in the transaction close as well as 8,408 RMB to fulfill Chinese withholding tax requirements. Both of these costs are direct and incremental and related to the sale of equity in PWSH and as such will be included as costs that reduce proceeds and carrying amount of the NCI in the Company’s balance sheet.
The Equity Transfer Agreement provides the Purchasers with some additional rights: (1) if there is a change in control of PWSH that closes prior to its filing an application for a listing on the STAR Board of the Shanghai Stock Exchange (the “Listing Application”), each Purchaser would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing Application; and (2) the Company would cause PWSH to give each Purchaser a right to participate on a pro rata basis in any future financing rounds of PWSH, which right also would expire on the filing of a Listing Application. The process of going public on the STAR Board is a lengthy process that involves several periods of review. There is no guarantee that PWSH will file for or be approved for a listing at any point in the future.
When the Company’s relative ownership interest in PWSH changes, adjustments to non-controlling interest and paid-in capital, tax effected, will occur. Because these changes in the ownership interest in PWSH do not result in a change of control, the transactions are accounted for as equity transactions under ASC Topic 810, (-Consolidation), which requires that any differences between the carrying value of the Company’s interest in PWSH and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, there are no substantive profit-sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders of PWSH and non-controlling interest pro rata based on ownership interests in PWSH. The following table reconciles the initial investment by the Purchasers and the carrying value of their non-controlling interest as of the Closing Date (as defined in the Equity Transfer Agreement):

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2022	$—
Increase in additional paid-in capital	12,184
Closing and direct costs incurred	(1,446)
Carrying Value of Permanent Equity Non-Controlling Interest as of September 30, 2022	$10,738

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
COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. In response to the COVID-19 pandemic, many state governments in the U.S. and abroad issued restrictive orders, including “shelter in place” or “stay at home” orders, that have restricted their residents from leaving their homes or returning to work. Since March 2022, various cities in China have imposed lockdowns in response to China’s “zero-COVID” policy, leading to weaker consumer demand which has had, and we anticipate may continue to have, an adverse impact on China’s economy, on our customers and on our business
The spread of COVID-19 has caused us to modify our business practices, including implementing work-from-home policies and limiting travel by our employees. For more information see “Note Regarding COVID-19”.
The impact of the pandemic on the global economy and on our business, as well as on the business of our suppliers and customers, and the measures that may be needed in the future in response to it, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities. While we expect the impacts of COVID-19 to be temporary, the disruptions caused by the virus have negatively affected our revenue and results of operations in 2020 and 2021, and it continues to do so in 2022.

Overview
Pixelworks, Inc. (together with our subsidiaries, the “Company”, "Pixelworks", “we”, “our” or “us”) is a leading provider of high-performance and power-efficient visual processing solutions that bridge the gap between video content formats and rapidly advancing display capabilities. We develop and market semiconductor and software solutions that enable consistently high-quality, authentic viewing experiences in a wide variety of applications. Our primary target markets include mobile (smartphone and tablet), projector (business, education and home entertainment), video delivery (personal video recorder ("PVR") and over-the-air) and cinema (content creation, remastering and video streaming).
We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. Our Topaz product line was one of the industry’s first single-chip SoC for projection. We first introduced our motion estimation / motion compensation technology ("MEMC") for TVs and in recent years introduced a mobile-optimized MEMC solution for smartphones, one of several unique features in the mobile-optimized Iris visual processor. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content for a wide range of frame rates, shutter angles and display types.
Our solutions enable worldwide manufacturers to offer leading-edge consumer electronics and professional display products, as well as video delivery and streaming solutions for content service providers. Our core visual display processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Our video coding technology reduces storage requirements, significantly reduces bandwidth constraint issues and converts content between multiple formats to enable seamless delivery of video, including OTA, or over-the-air, streaming, while also maintaining end-to-end content security.
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
As of September 30, 2022, we had an intellectual property portfolio of 297 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Results of Operations
Revenue, net
Net revenue for the three and nine months ended September 30, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
Revenue, net	$17,552	$15,196	16%	$53,258	$38,516	38%

Net revenue increased $2.4 million, or 16%, in the third quarter of 2022 compared to the third quarter of 2021 and increased $14.7 million, or 38% in the first nine months of 2022 compared to the first nine months of 2021.
Revenue recorded in the third quarter of 2022 consisted of $17.2 million in revenue from the sale of integrated circuit ("IC") products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the third quarter of 2021 consisted of $14.3 million in revenue from the sale of IC products and $0.8 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first nine months of 2022 consisted of $52.3 million in revenue from the sale of IC products and $0.9 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2021 consisted of $36.0 million in revenue from the sale of IC products and $2.5 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue in the third quarter of 2022 compared to the third quarter of 2021 is due to the following factors:
•Sales into the mobile market increased $1.6 million or 36%.
•Sales into the projector market increased $0.9 million or 10%.
•Sales into the video delivery market increased $0.4 million or 38%.
The increase in IC revenue in the first nine months of 2022 compared to the first nine months of 2021 is due to the following factors:
•Sales into the mobile market increased $6.9 million or 59%.
•Sales into the projector market increased $5.7 million or 26%.
•Sales into the video delivery market increased $3.7 million or 132%.
These increases were due to increased demand compared to the prior periods.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended September 30, 2022 and 2021, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of revenue	2021	% of revenue	2022	% of revenue	2021	% of revenue
Direct product costs and related overhead [1]	$8,760	50%	$7,131	47%	$26,207	49%	$18,998	49%
Stock-based compensation	(47)	0	(138)	(1)	20	0	17	0
Amortization of acquired intangible assets	—	0	218	1	72	0	681	2
Inventory charges [2]	43	0	—	0	52	0	—	0
Total cost of revenue	$8,756	50%	$7,211	47%	$26,351	49%	$19,696	51%
Gross profit	$8,796	50%	$7,985	53%	$26,907	51%	$18,820	49%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin was 50% in the third quarter of 2022 compared to 53% in the third quarter of 2021. The decrease in gross profit margin was primarily due to product mix, partially offset by absorption of fixed overhead costs and decreased amortization of acquired intangible assets as an amount and as a percentage of revenue when comparing the third quarter of 2022 to the third quarter of 2021.
Gross profit margin was 51% in the first nine months of 2022 compared to 49% in the first nine months of 2021. The increase in gross profit margin was primarily due to decreased amortization of acquired intangible assets as an amount and as a percentage of revenue when comparing the first nine months of 2022 to the first nine months of 2021.
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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.2 million, $1.3 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first nine months of 2022, we recognized an offset to research and development expense of approximately $1.8 million.
During the remainder of 2022, we expect to record an offset to research and development expense of approximately $2.2 million for the next payment milestone.
Research and development expense for the three and nine months ended September 30, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$8,445	$6,792	24%	$24,126	$20,248	19%

Research and development expense increased $1.7 million, or 24% in the third quarter of 2022 compared to the third quarter of 2021 due to the following factors:
•A $1.3 million benefit related to the co-development agreement was recognized in the third quarter of 2021, there was no benefit recognized in the third quarter of 2022.
•Compensation expense increased $0.4 million due to an increased headcount and annual merit salary increases.
Research and development expense increased $3.9 million, or 19% in the first nine months of 2022 compared to the first nine months of 2021 due to the following factors:
•Compensation expense increased $2.3 million due to an increased headcount and annual merit salary increases.
•Non-recurring engineering expense and depreciation and amortization expense increased $1.8 million due to the timing of development activities.
•These increases were partially offset by a $0.5 million increase in benefit related to the co-development agreement in the first nine months of 2022 compared to the benefit recognized in the first nine months of 2021.
•Remaining $0.3 million increase was due to smaller increases in many other expense categories.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine months ended September 30, 2022 and 2021, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative	$5,082	$5,097	0%	$16,590	$14,847	12%

Selling, general and administrative expense was $5.1 million in the third quarter of 2022 consistent with $5.1 million in the third quarter of 2021 and increased $1.7 million, or 12%, in the first nine months of 2022 compared to the first nine months of 2021.
The increase in the first nine months of 2022 compared to the first nine months of 2021 was due to the following factors:
•Compensation expense increased $0.8 million due to an increased headcount and annual merit salary increases.
•Accounting and other professional fees increased $0.7 million as a result of our strategic plan with our PWSH subsidiary.
•Marketing expenses increased $0.2 million due to increased focus on marketing to expand our gaming eco-system.

Provision for income taxes
The provision for income taxes during the 2022 and 2021 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit of $0.1 million for the reversal of previously recorded foreign tax contingencies during the first nine months of 2022 and a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first nine months of 2021.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $4.0 million to $57.6 million at September 30, 2022 from $61.6 million at December 31, 2021. The net decrease during the first nine months of 2022 was the result of $11.5 million used in operating activities, $1.4 million used for purchases of licensed technology, $1.3 million used for purchases of property and equipment and $0.9 million used for payments on other asset financings. These decreases were partially offset by $10.7 million received in net proceeds from our non-controlling interest and $0.4 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of September 30, 2022, our cash and cash equivalents balance consisted of $19.0 million in cash equivalents held in U.S. dollar denominated money market funds and $38.6 million in cash. Although we did not hold short- or long-term investments as of September 30, 2022, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $10.8 million as of September 30, 2022 from $8.7 million as of December 31, 2021. The average number of days sales outstanding increased to 55 days as of September 30, 2022 from 47 days as of December 31, 2021. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2022, and the fourth quarter of 2021.
Inventories
Inventories were $2.7 million as of September 30, 2022 compared to $1.5 million at December 31, 2021. Inventory turnover decreased to 14.2 as of September 30, 2022 from to 19.5 as of December 31, 2021 primarily due to higher average inventory balances during the third quarter of 2022 compared to the fourth quarter of 2021. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
During the year ended December 31, 2021, we sold an aggregate of 61,018 shares of our common stock under this at the market offering, resulting in aggregate net proceeds to us of approximately $0.3 million, and gross proceeds of approximately $0.4 million, and paid Cowen commissions and fees and other expenses of approximately $0.1 million. There was no activity under this at the market offering during the nine months ended September 30, 2022.

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
Equity Transfer Agreement
We have entered into an Equity Transfer Agreement pursuant to which we received net proceeds of $10.7 million in exchange for a 2.73% equity interest in PWSH. Additional information is provided in "Note 14: Non-Controlling Interest ", which is incorporated by reference into this section.
Liquidity
As of September 30, 2022, our cash and cash equivalents balance of $57.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the nine month period ended September 30, 2022 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 9, 2022.

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
In response to the COVID-19 pandemic, many state governments in the U.S. and abroad issued restrictive orders, including “shelter in place” or “stay at home” orders, that have restricted their residents from leaving their homes or returning to work. Since March 2022, various cities in China have imposed lockdowns in response to China’s “zero COVID” policy, leading to weaker consumer demand which has had, and we anticipate may continue to have, an adverse impact on China’s economy, on our customers and on our business. If such measures continue for an extended period of time, our business and results of operations will be adversely impacted. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. At Pixelworks, our offices in Japan and North America are currently operating in office and remotely. The potential future impact of any new or continuing “stay at home” orders or other similar COVID-related restraints on movement, may adversely impact the efficiency and effectiveness of our organization, as well as the operations of our suppliers and customers. We face additional risks and challenges related to having a portion of our workforce working from home, including added pressure on our IT systems and the security of our network, and new challenges as our team adjusts to online collaboration. Additionally, our sales team may not be able to make sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic as they juggle varying competing interests. Also, our ability to make in-person sales calls may be affected in areas with stay at home orders or other restrictions in place, which may, in turn, affect our revenues.
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
Pixelworks designs, develops and markets visual processing and advanced media processing solutions for the mobile, projection, video delivery, and cinema markets. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources.
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
We have adopted a product strategy that focuses on our core competencies in visual display processing and delivering high levels of video and digital image quality. With this strategy, we continue to make further investments in the development of our image processor architecture for the projector market, with particular focus on adding increased performance and functionality. For the mobile device market, our strategy focuses on implementing our intellectual property ("IP") to improve the video performance of our customers’ image processors through the use of our MotionEngine® advanced video co-processor integrated circuits. This strategy is designed to address the needs of the high-resolution and high-quality segment of these markets. Such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
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

Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to an increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be unwilling to select our products due to concerns over our financial strength. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products for the projection market and mobile market.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first nine months of 2022 represented 33% of revenue. Sales to our top distributor for the years ended December 31, 2021 and 2020 represented 27% and 7% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 79%, 76% and 58% of revenue for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022 and December 31, 2021, we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors that may contribute to these fluctuations include those described in this "Risk Factors" section of this report, such as the timing, changes in or cancellation of orders by customers, market acceptance of our products and our customers’ products and the timing and extent of product development costs. Additionally, our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the projector market in the third quarter of the year, and lower revenue in the first quarter of the year. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.

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
Many of our customers are located in Japan, China, Korea, or Taiwan. Sales outside the U.S. accounted for approximately 97%, 97% and 93% of revenue for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
Uncertainties with respect to the PRC legal systems, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China could adversely affect us and limit the legal protections available to the Company and its stockholders.
Our Chinese subsidiary, PWSH is considered a foreign-invested enterprise and is subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-invested enterprises. For example, China's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in China, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Because the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to the Company. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our subsidiary, to obtain or maintain permits or licenses required to conduct business in China. While we believe our subsidiary currently has all required permits and licenses required to conduct business in China, changes in laws and regulations could impede our ability to obtain any newly required permits or licenses that may be required in the future. In the absence of any required permits or licenses, governmental authorities could impose material sanctions or penalties on PWSH. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. In addition, China's legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by our Chinese subsidiary and could materially and adversely affect our business and results of operations.
The PRC government at times will exercise significant oversight and discretion over the conduct of business in the PRC and may intervene or influence business operations as the government deems appropriate to further regulatory, political and societal goals. There is no guarantee that the PRC government will refrain from releasing regulations or policies regarding the Company’s industry that could adversely affect our business, financial condition and results of operations.
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
We may from time-to-time face shortages of components and materials that are critical to the manufacture of our products and our customers’ products. Such critical components and materials may include semiconductor wafers and packages, double data rate memory die, display components, analog-to-digital converters, digital receivers, video decoders and voltage regulators. These shortages result in additional costs to us and we may be unable to ship our products to our customers in a timely fashion, both of these factors could harm our business and adversely affect our results of operations.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2022, we held 297 patents and had 17 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing shareholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through September 30, 2022, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our stock price was previously below $1.00 on May 6, 2009 and was $1.34 on October 27, 2022 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price again drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares and at least $15 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares and at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares and at least $5 million in market value of publicly held shares and at least two registered and active market makers. As of September 30, 2022, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $15.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Second Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on March 10, 2010).

10.1	Form of Equity Transfer Agreement

10.2	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.1 hereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	November 8, 2022	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)