Form 10-K
period 2022-12-31
PIXELWORKS, INC
filed 2023-03-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 30, 2022 was $100,279,450 based on the closing price of $1.91 per share of common stock on the Nasdaq Global Market on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 3, 2023: 55,690,387
________________________________
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2022, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Our business is subject to the following principal risks and uncertainties:

•The ongoing effects of the COVID-19 pandemic have disrupted and may continue to disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
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
•Risks associated with our operations in China, including the risk of changes in China's political, economic or social conditions or changes in U.S.-China relations, as well as liquidity risks, any of which may adversely and materially affect our results of operations, financial position and value of our securities.
•Legal and operational risks related to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws, required approvals and permissions, and regulations in China, which could adversely affect us and limit the legal protections available to the Company and its stockholders, as well as materially and adversely affect our business and value of our securities.
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

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

NOTE REGARDING COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. In response to the COVID-19 pandemic, many state governments in the U.S. and abroad issued restrictive orders, including “shelter in place” or “stay at home” orders, that have restricted their residents from leaving their homes or returning to work. Beginning in March 2022 and lasting through December 2022, various cities in China imposed lockdowns in response to China’s “zero-COVID” policy, leading to weaker consumer demand which has had, and we anticipate may continue to have, an adverse impact on China’s economy, on our customers and on our business. For example, demand in our Mobile market was down during the second half of 2022, which we believe was largely attributable to the imposed lockdowns in China. More recently, China announced a relaxation of its “zero-COVID” policies, which increases the risk of large outbreaks of COVID-19 in China, which could have an adverse impact on China’s economy, on our customers and on our business.
The spread of COVID-19 has caused us to modify our business practices from time-to-time, including implementing work-from-home policies and limiting travel by our employees. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. Outbreaks and various strict actions by the Chinese government in response have impacted and are expected to continue to impact the ability of our sales team in China to make in-person sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic. While China has relaxed its "zero-COVID" policies, the risk of an outbreak is now higher, which could also require us to change our practices and disrupt our business. Our offices and supply chain partners in Taiwan, and our offices in Japan and North America are fully operational. The Company has, in the past and may continue, in the future, to take certain mitigation measures. For example, and as previously reported, in 2020 the Company implemented several cost-saving measures, including reductions in executive salaries, elimination of bonus programs, and hiring freezes. Since then, the Company has carefully monitored its costs in light of the uncertainty caused by the pandemic.
COVID-19 has, and may continue to, negatively affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. While the Company experienced some mild supply chain disruption in the first quarter of 2022, to date, these concerns do not materially affect the Company’s outlook or business goals, and the Company is not experiencing disruption in its supply chain or delays in in the delivery of its products.
The future impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in response to it, including any new cost-saving measures, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the Mobile, Home & Enterprise and Cinema markets; our strategy, including strategy regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our plans with respect to our reinvestment of our earnings in China; amortization expectations; our expectations with respect to our co-development agreement and related costs and expenses; the sufficiency of our working capital and need for, or ability to secure, financing; the success of our products; customer, distributor and manufacturer concentration; current global economic challenges; exchange rate risk; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets; cost and investment expectations; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; changes in accounting principles; and internal controls. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: the effects of the COVID-19 global pandemic on the Company and its business, and on the business of its business partners and customers; unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate; our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia and specifically in China; including any governmental approvals; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; natural disasters, war or pandemics; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K unless otherwise required by law. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its wholly-owned subsidiaries.

PART I

Item 1.Business.
Overview
Pixelworks is a leading provider of high-performance and power-efficient visual processing semiconductor and software solutions that enable consistently high-quality and authentic viewing experiences in a wide variety of applications. We define our primary target markets as Mobile (smartphone and tablet), Home & Enterprise (projectors, personal video recorders ("PVR"), and over-the-air ("OTA") streaming devices), and Cinema (creation, remastering, and delivery of digital video content). Previously we classified our primary target markets as Mobile, Projector, Video Delivery and Cinema, but have since aggregated the Projector and Video Delivery categories into one called "Home & Enterprise".
Pixelworks has been a pioneer in visual processing technology for over 20 years. We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. We launched one of the industry’s first single-chip SoCs for digital projection. We were the first company to integrate motion estimation / motion compensation technology ("MEMC") as a mobile-optimized solution for smartphones. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content.
Our core visual processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Rapid growth in video and gaming consumption, combined with the move towards bright, high resolution, high frame rate and high refresh rate displays, especially in mobile, is increasing the demand for our solutions. Our technologies can be applied across a wide range of applications: cinema theaters, low-power mobile tablets, smartphones, streaming devices, and digital projectors for the home, school, or the workplace. Our products are designed and optimized for power, cost, bandwidth, viewer experience, and overall system performance, according to the requirements of the specific application. On occasion, we have also licensed our technology.
During the third quarter of 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. Our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", "Note 15: Non-Controlling Interest" and "Note 17: Subsequent Events", which are incorporated by reference into this section.
PWSH is in the process of preparing to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. We presently intend to qualify PWSH to apply for the Listing in 2023. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.

Key Markets
We target three key markets with our products and services: Mobile, Home & Enterprise, and Cinema.
Mobile
Our Mobile market category is composed of smartphones and tablets. The user experience with mobile video and gaming is a key driver of growth in the smartphone and tablet market. Smartphones and tablets pose a number of unique challenges as mobile display systems. Digital video content is available in a wide range of resolutions and frame rates. Power is of primary importance, impacting form factor, cost, and performance. As these systems have added more functionality, new features have had to compete for battery life, internal bandwidth, and space. The addition of high-resolution and high refresh rate displays has further increased the burden on these resources. The challenges of playing low resolution and frame rate content on a high resolution and frame rate display and of rendering high resolution and frame rate mobile games in a power-efficient way are limiting the users’ visual experience on mobile video and gaming. Our Mobile solutions are designed improve this user experience.
Using the same visual processing technology in a mobile device that was developed for large screen TVs is neither feasible nor desirable. The visual processing pipelines used in TVs consume many watts of power and would be unsuitable for battery powered systems. In TVs, the size constraints on electronics are significantly less stringent when compared to mobile systems. To furnish the Mobile market with appropriate solutions, we have taken a holistic, system-wide view and re-invented its visual processing technology to fit within the mobile constraints of battery life, bandwidth, form factor, performance, and use cases. This approach has enabled us to create technology that meets the power and size requirements of mobile as well as enabling low power but high frame rate, high resolution and high dynamic range video and gaming experiences.
The burgeoning global gaming market is dominated by the smartphone segment. The vast majority of gamers worldwide play games on a smartphone (June 2020 Ericsson Mobility Report). PC-grade AAA/Cinematic games are being deployed for smartphones. These games require more intensive visual processing, including higher frame rate, resolution, photorealistic, picture quality and responsiveness. Cost, size and power limit the rendering capabilities of mobile application processors, which are not keeping up with the sophistication of mobile games. Furthermore, battery life and thermal challenges remain difficult to overcome. Our visual processor solutions enable the most popular mobile games to achieve previously impossible visual experiences and battery life.
As 5G network coverage rapidly expands worldwide, the availability of 5G chipsets targeting smartphones should continue to reinvigorate market growth given the increased speed and lower latency of the wireless connections. In addition, service providers in some countries will also utilize 5G networks to provide fixed wireless broadband. We further believe our compelling Mobile visual processing functionality, combined with 5G capability, may help motivate consumers to replace their 3G and 4G phones at a faster rate than occurred in the past. Finally, a new smartphone category has emerged as top vendors have previewed foldable smartphones which serve as a phone, and a mini tablet when unfolded. As prices for this capability inevitably come down, and further competition emerges, we believe this new category, along with the rollout of 5G networks, can strengthen the Mobile device market.
Home & Enterprise
Our Home & Enterprise market category is composed of digital projection and video delivery devices and applications.
Digital Projection
Increasingly affordable price points are driving continued adoption of digital projectors in business and education, as well as among consumers. Technology improvements are helping to reduce the size and weight of projection devices while increasing their performance. Projector models range from larger units designed to be permanently installed in a conference hall or other venue to ultra-portable devices weighing fewer than two pounds for maximum portability. The feature set of projection systems differs from that of a typical large-screen flat panel display such as a TV. This is primarily because the projector is a sharing and collaboration device while the TV is designed for direct consumption of content.

The digital projection market serves several different areas such as business, education, and home theater. Business users employ multimedia projectors to display both still and video presentation materials from PCs and other sources. Requirements for the business market include portability, compatibility with multiple software and hardware applications, and features that ensure simple operation. In education environments ranging from elementary schools to university campuses, projectors help teachers integrate media-rich instruction into classrooms. Home theater projector systems can drive large-screen displays for content consumption where flat panel displays are either economically not viable or physically incompatible for use.
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
Video Delivery
With the acquisition of ViXS Systems Inc. in August 2017, we expanded both our market presence and product portfolio. The video industry continues to evolve and adopt new video standards such as High Efficiency Video Coding, 4K Ultra HD and HDR. The technical and processing demands of these standards are complex and play directly into our core competencies. Our technologies for video delivery are highly integrated, low power, and provide high quality video processing, allowing seamless connectivity between devices while maintaining end-to-end content security. With the advent of digital video, it has become possible to deliver video to consumers in an ever-increasing number of ways. Traditional delivery mechanisms, such as over the air broadcasts, cable, satellite, DVDs, and Blu-ray, are being supplemented with Internet streaming and download services. With these new video delivery options comes the ability to offer more services and improved quality.
High-resolution (UHD/4K), sustained bitrate decoding (100Mbit), and advanced video formats (HDR10, HDR10+) are key requirements for advanced personal video recorder ("PVR") products sold in the Japanese market, where consumers rate video quality as a key acquisition criteria. The advanced PVR market in Japan is experiencing growth as products move from 2K to UHD/4K formats and support new broadcast technologies, like Advanced Digital Satellite Broadcast ("ADSB") in Japan.
Cinema
Our Cinema market category is composed of applications and services for content creation, remastering and video streaming for cinematic video. Our Cinematic solutions expand the creative palette for filmmakers, and ensure the correct presentation of creative intent across screens. In recent years, the trend towards brighter, high dynamic range ("HDR")-capable screens, larger screen sizes and higher resolutions, has amplified artifacts such as judder and strobing and caused the filmed shutter speed to appear faster and more choppy than intended. Furthermore, the mismatch between the 24 frame per second rate that is the standard for cinema and the higher screen refresh rates used on home entertainment screens creates additional artifacts, that all together degrade the viewing experience and are no longer faithful to creative intent.
Our TrueCut Motion platform is the industry’s first solution to give filmmakers the ability to cinematically fine-tune motion blur, judder, and frame-rate appearance and can be used as part of the creative process to empower filmmakers to shoot at any frame-rate and then deliver a cinematically-tuned, broader set of motion and frame rate appearances. TrueCut technology preserves artistic intent across screens, from theaters to TVs to smartphones.

Core Products and Technology
Core Products
Our products include the following:
Semiconductor Hardware (integrated circuits or “ICs”)
•Visual Processor ICs for mobile devices
•ImageProcessor SoCs for digital projectors
•Transcoder ICs for media players, set-top-box recorders
Software and Platform Licensing
•Pixelworks Pro display processing software for smartphones
•TrueCut Motion grading, content creation and distribution tools and device certification

Currently the vast majority of our revenue is generated from the sale of the following ICs.
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
•Visual Processor ICs. Products in this category work with a mobile application processor to enhance the performance or feature set of the overall display solution. Our Visual Processor ICs can be used with many popular mobile application processors (such as from Qualcomm Incorporated and MediaTek Inc.) to help OEMs enhance their smartphone or tablet products. In addition, we provide a software development kit to our gaming eco-system partners (including publishers of AAA mobile games) that enables the use of our Rendering Accelerator technology in our visual processors to improve game performance and reduce overall system power while playing high frame rate mobile games.
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
Revenue is also derived from the following software and platform licensing products, which are included in the Engineering services, license and other revenue category:
•Pixelworks Pro Software. Our Pro Software is a software development environment that enables our customers to more quickly develop and customize the “look and feel” of their mobile products by use of various features, such as absolute color accuracy, HDR tone mapping, SDR-to-HDR conversion, and others. Customers can use our Pro Software on the application processor or in connection with our visual processor products.
•TrueCut Motion Platform. Our TrueCut Motion content creation tools provide filmmakers with the ability to dial in a motion look on a shot-by-shot basis. We provide motion grading services that use these tools as a service, and the tools are also available for license. For content finishing, specific to certain displays, TrueCut Motion will pre-process the content in order to ensure playback according to the original creative intent. For display makers and brands, we provide the certification services, support, and IP licensing necessary to play back TrueCut Motion processed content, and the right to use the TrueCut Motion brand.

For clarity, in the table below we describe the relationship between our products and the markets and applications that each serves.

Market	Product or Service (revenue type)	Application
Mobile	Visual processors (Sales of ICs)	For smartphones and tablets
	License	For use of our technology or software in smartphones and tablets
Home & Enterprise	Image processors (Sales of ICs)	For projectors to be used by businesses, in educational settings and for home entertainment
	Transcoder ICs (Sales of ICs)	For OEMs and ODMs who design personal video recorder (PVR) products and Over the Air products (OTA) for the consumer electronics segment
	Engineering services and Other	Related to our IP streaming applications for PVR and OTA applications and technical support services
Cinema	Engineering services and Other	Related to content creation, remastering and video streaming of cinematic content processed with our content creation tools, such as TrueCut® Motion

Technology
Evolution of Display Technology and The Performance Gap
Display technologies have recently begun to transition from an era of higher resolutions, response times, and frame rates, with lower power and thinner form factors, to one focused on higher contrast, brightness, and more colors.
In mobile devices, Apple Inc. ("Apple") has brought wide color gamut to many of their devices, including the iPhone, iPad Pro, MacBook Pro and iMac. These devices deliver the same color gamut used in digital cinema theaters ("DCI-P3"). Meanwhile, TV manufacturers including Samsung Electronics Co., Ltd. ("Samsung"), TCL Technology, Sony Corporation ("Sony"), and LG Electronics, Inc. ("LG") are bringing high contrast, high brightness, or HDR TVs based on organic light emitting diodes ("OLED") and local-dimming liquid crystal display ("LCD") panels to the living room. Furthermore, most premium and high-tier smartphones and tablets from Apple, Samsung, Sony, LG, and Huawei Technologies Co., Ltd now include HDR as a standard feature.
Hardware improvements in color and contrast are of little value without content that can take advantage of them. In fact, a significant gap now exists between the vast majority of video content available to consumers and these emerging display devices.
•Contrast and Brightness: Almost all movies available to consumers today use the "Rec.709" ITU standard format. This format defines brightness levels up to around 100 "nits" (a standard measure of brightness), whereas HDR TVs are five to ten times brighter, from 540 nits upwards. Most mobile devices support over 400 nits and sometimes over 1000 nits of peak brightness.
•Color Gamut: DCI-P3 has a 25% larger color gamut than Rec.709.
•Frame Rate: TVs commonly display at 120 frames per second (120 Hz) and up to 240 Hz on more sophisticated higher-end models. All premium tier mobile displays were launched in 2020 with 120 Hz screens, which are quickly cascading down to lower price points. Some of the gaming smartphones now have displays that run at up to 144 Hz.
•Resolution: TVs have achieved 4k resolutions (3840x2160) and mobile devices today can achieve up to 1440x3240 resolution, and while some content is available in 4k resolution, most movies are only available in FHD or HD resolutions, which is typically 1920x1080 and 1280x720, respectively.

Content formats are evolving to take advantage of these display improvements. For example, Dolby Labrotories, Inc. ("Dolby") introduced the "Dolby Vision™" format for movies and devices, in order to allow consumers to realize the benefits of HDR and wide color gamut. The industry standards body Society of Motion Picture & Television Engineers released a format specification known as "HDR10" that similarly bridges the gap in contrast and color between content and devices. The Ultra-HD Blu-ray disk format and streaming services such as Netflix and Amazon Video now support 4k HDR, aided by improved compression standards such as H.265.
Managing many content formats across a rapidly evolving range of displays is a significant and growing challenge. Older content tends to not get upgraded to the newer formats, yet consumers expect all content to display correctly. As the number of content formats grow, the technology of video processing becomes increasingly complex.
Delivering the intent of the content creator requires sophisticated algorithms and hardware circuits. Frame-rate and motion incompatibilities require a significantly higher level of processing and more sophisticated algorithms in order to avoid creating new problems. For example, Hollywood movies, TV shows, and other premium content are usually authored at 24 frames per second or 24 Hz. At this frame rate, the brain can easily notice the transition from one frame to the next. As the brain and eyes track objects in motion, they have to jump in discrete steps due to the low frame rate. This stop-start motion is perceived by the brain as judder, jitter or strobing, reducing the visible clarity and fidelity of objects in motion and distracting from the main subject of the content. Most TVs today include frame-rate conversion chips, but many reviewers complain about artifacts such as halos, breakup in the image and the so-called "soap opera effect". Unfortunately, without frame-rate conversion, the video can appear to have judder and blur at levels that have increased substantially as a result of the improvements in contrast, color and detail.
Additionally, when a motion sequence is played on a digital display device, the new updated frame is drawn over the top of the still visible previous frame. This "hold" effect is perceived by the brain as motion blur. There are numerous causes of motion blur. The materials used in constructing pixels on the display take a finite amount of time to transition from one state to another. If this time is too long, the image does not update swiftly and motion sequences seem to smear or blur.
Judder and motion blur artifacts are more noticeable on bright, large screen, high contrast displays. Our advanced visual processing technology provides OEMs with solutions that avoid or minimize these artifacts and help realize the potential of their investment in high-resolution displays.
This gap between display capabilities and available content brings significant challenges to video display device manufacturers. Sophisticated visual processing is required to accurately reproduce the intended video on today’s displays. We help bridge this gap between the display capabilities and available content with our visual processors and software, as well as with our TrueCut® Motion platform for content creators, distributors and display brands.
Our Technology: Bridging the Gap Between Device and Content While Preserving Creative Intent
Our core technologies are a portfolio of advanced video algorithms and intellectual property to address the many challenges posed by digital video. We believe our technologies can significantly improve video quality and will become increasingly important as the popularity of video content consumption grows, and pixel densities, screen size and image quality increase. Our products are designed with a flexible architecture that allows us to combine algorithms and functional blocks of digital and mixed signal circuitry. Accordingly, our technologies can be implemented across multiple products or in combinations within single products and can be applied to a broad range of applications, including smartphones, tablets, and projectors. The majority of our products include one or more of our technologies to provide optimal high-quality visual processing solutions to our customers, regardless of screen size.

Our core visual processing technologies include:
•MotionEngine® MEMC. Our proprietary MEMC technology significantly improves the performance and viewing experience of any screen by addressing problems such as judder and motion blur. Unlike competitive solutions it also reduces halo effects that are a typical byproduct of MEMC technology in general. Halos are objectionable blurred regions that surround moving objects as the MEMC algorithms try to reconstruct missing image data caused by the concealing and revealing of objects as they pass over or behind one another. Removing halos dramatically improves image quality and is of particular importance on high-resolution and bright displays where artifacts become more visible.
•AI Based Display Processing. This technology dramatically improves video and image quality and sets a new standard for picture quality on both LCD and OLED mobile displays with a new AI-driven architecture and dynamic refresh rate support for up to 144 Hz. Its lightweight AI display inferencing augments the Company’s knowledge base, numerous real time inputs, and fuzzy logic IP to adaptively and intelligently optimize overall picture quality for video, games, and photos at low power, including real time SDR-to-HDR conversion and AI adaptive display.
•Advanced Scaling. As display resolutions continue to increase, there is a need to convert lower resolution content to higher resolution in order to display content properly. With the latest wave of high-resolution displays, the quality and quantity demands of scaling have increased significantly. Artifacts become more noticeable on these types of displays as they distract from the realism effect. In addition, with the availability of high-resolution content lagging behind the availability of high-resolution displays, high-quality scaling is required to ensure these new high resolution displays (such as 4K) do not suffer when compared to lesser resolution displays of the same size. Our advanced scaling is designed to ensure that up-conversion of lower resolution content is of the highest quality in maintaining the fidelity of image.
•Mobile Visual Processing. We have developed innovative visual processing solutions that are designed to optimize power consumption for mobile devices. Beyond MEMC and advanced scaling, these mobile solutions provide the kind of improvements in color, contrast, sharpness, and de-blur that are currently only found in high quality TVs today. Furthermore, this technology can reduce system power consumption and extend battery life.
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
•SDR to HDR Conversion. UHD video has standardized on a technology known as HDR to deliver higher dynamic range content. This has resulted in several competing HDR deployments like HDR10, HLG and HDR10+ with support by multiple industry giants. Our HDR conversion technology can not only convert between SDR (Standard Dynamic Range) and HDR10, it can also convert among HDR10, HLG and HDR10+, solving an interconnectivity problem between content formatted in one HDR format and display devices that support a different HDR format.
•Rendering Accelerator. We have developed technology that is enabled via a software development kit used by gaming content makers to allow their games to leverage the resources and features of our most current visual processing technology to improve the user experience with high frame rate, high resolution games while reducing overall system power consumption.
•TrueCut Motion Grading and Pre-processing. Through our end-to-end platform, filmmakers determine the motion look and their creative intent at the source. Their creative intent is preserved through a certified distribution and playback platform all the way to the final presentation to viewers. This approach provides a closer relationship between the filmmaker and the viewer than has been previously possible.

Customers, Sales and Marketing
IC Products
The key focus of our global sales and marketing strategy for our IC products is to achieve design wins with industry leading branded manufacturers in our target markets and to continue building strong customer relationships. Once a design win has been achieved, sales and marketing efforts are focused on building long-term mutually beneficial business relationships with our customers by providing superior technology and reducing their costs, which complements our customers’ product development objectives and meets their expectations for price-performance and time to market. Marketing efforts are focused on building market-leading brand awareness and preference for our solutions.
We utilize direct sales and marketing resources in Japan, China, Europe and Taiwan. In addition to sales and marketing representatives, we have field application engineers who provide technical expertise and assistance to manufacturing customers on final product development.
Our global distribution channel is multi-tiered and involves both indirect and direct distribution channels.
Indirect Distribution Channels
•We have indirect distribution relationships through our distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While a distributor's payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 57% and 56% of revenue in 2022 and 2021 respectively.
One of our distributors, Tokyo Electron Device Ltd. represented more than 10% of revenue in each of 2022 and 2021, and accounted for more than 10% of accounts receivable as of December 31, 2022. Another distributor, Upstar Technology Limited accounted for more than 10% of revenue in 2022 and 2021 and accounted for more than 10% of accounts receivable as of December 31, 2022 and 2021. No other distributor accounted for more than 10% of revenue in 2022 and 2021 or represented more than 10% of accounts receivable as of December 31, 2022 or 2021.
Direct Distribution Channels
We have direct distributor relationships in Japan, China, Europe and Taiwan.
•We have established direct relationships with companies that manufacture high-end display systems. Revenue through direct relationships accounted for 43% and 44% of total revenue in 2022 and 2021, respectively.
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
End Customers
Revenue attributable to our top five end customers together represented 76% of revenue in both 2022 and 2021. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2022 and 2021, and accounted for more than 10% of accounts receivable as of December 31, 2022 and 2021. Sales to vivo Communication Technology Co. Ltd. represented more than 10% of revenue in each of 2022 and 2021. Sales to Guangdong OPPO Mobile Telecommunications Corporation, Ltd. accounted for more than 10% of revenue in 2022. No other end customer accounted for more than 10% of revenue in 2022 or 2021 or represented more than 10% of accounts receivable as of December 31, 2022 or 2021.

TrueCut Products
The sales and marketing of our TrueCut products differs in approach from that of our IC products. The TrueCut platform includes a mix of services and licensing that is targeted at all levels of the creation, finishing, and distribution of cinematic or streaming digital video. For our TrueCut Motion content creation tools we seek to work directly with filmmakers, providing motion grading services, or the tools are also available for license. For content finishing, specific to certain displays, TrueCut Motion will pre-process the content in order to ensure playback according to the original creative intent. For display makers and brands, we provide the certification services, support, and IP licensing necessary to play back TrueCut Motion processed content, and the right to use the TrueCut Motion brand. We do not use distributors for our TrueCut products. Revenue from our TrueCut products is thus far not material, and therefore we include all such revenue in our Engineering services, license and other category for the Mobile market.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector component of the Home & Enterprise market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 95% and 97% of revenue in 2022 and 2021 respectively.
Financial information regarding our domestic and foreign operations is presented in "Note 13. Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
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
Competition
The vast majority of our revenue is derived from sales of integrated circuits within the intensely competitive semiconductor industry. Further, the markets for higher performance display and projection devices, including the markets for mobile devices, digital projectors and other applications demanding high quality video, are characterized by rapid technological change, evolving industry standards, compressed product life cycles and declining average selling prices. We believe the principal competitive factors in our markets include product performance, time to market, cost, functional versatility provided by software, customer relationships and reputation, patented innovative designs, levels of product integration, compliance with industry standards and system design cost. We believe we compete favorably with respect to these factors.
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

Although TrueCut Motion is the first motion grading solution for the cinematic market, competitive solutions could arise rapidly. These competitive solutions could come from several sources, including companies that provide solutions for other post-processing needs (such as Dolby Laboratories, Inc., Epic Games, Inc., Unity Technologies, Adobe, Inc., Soluciones Gráficas por Ordenador S.L. (SGO), The Foundry Visionmongers Limited, and Autodesk, Inc.) as well as visual effects studios that use digital effects to reduce artifacts before they are created (such as Wētā FX, DNEG Plc, Pixar Animation Studios, Digital Domain, and Industrial Light & Magic (ILM)). We believe that we would compete favorably with respect to these potential competitive solutions and services in terms of cost, price, functionality, efficiency, patented methods, and time to market.
Research and Development
Research and development efforts are focused on the development of our solutions for the Mobile, Home & Enterprise and Cinema markets. Our development efforts are focused on pursuing higher levels of video performance, integration and new features in order to provide our customers with solutions that enable them to introduce market leading products and help lower final systems costs.
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $30.5 million and $27.3 million in 2022 and 2021, respectively. During 2022 and 2021, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an IC product. As a result of the reimbursements, our overall research and development expense was reduced by $4.3 million and $4.0 million in 2022 and 2021 respectively.
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
Our TrueCut products do not require manufacturing, since they are based on IP, software, and services.
Intellectual Property
We use a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2022, we held 291 patents and have 17 patent applications pending, compared to 335 patents and 9 patent applications pending as of December 31, 2021. The patents we hold relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays, and in large part, are implemented in our core technologies and products. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 16 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A, and "Note 10. Commitments and Contingencies" in Part II, Item 8 of this Annual Report on Form 10-K for information on various risks related to intellectual property.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2022, we had a total of 222 employees, the majority of which were full-time, compared to 217 employees as of December 31, 2021.
Corporate Information
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. Our stock is traded on the Nasdaq Global Market under the symbol "PXLW".

Availability of Securities and Exchange Commission Filings
We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and any filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, free of charge as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission ("SEC"). Our Internet address is www.pixelworks.com. The content on, or that can be accessed through, our website is not incorporated by reference into this filing. Our committee charters and codes of ethics are also available free of charge on our website.
The SEC maintains an Internet site at www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and proxy and information statements.

Item 1A.Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2022, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
Risks Related to COVID-19
The ongoing effects of the COVID-19 pandemic have disrupted and may continue to disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
Our business, the businesses of our customers, and the businesses of our suppliers have been affected by the effects of the COVID-19 pandemic and the related governmental, business and community responses to it. Additionally, the economies and financial markets of many countries have been impacted by the pandemic, and the longevity and significance of the resulting economic impact is currently unknown. A significant economic downturn could materially and adversely affect our end customers, and thus could negatively impact demand for our products and our operating results. For example, beginning in March 2022 and lasting through December 2022, various cities in China imposed lockdowns in response to China’s “zero-COVID” policy, leading to weaker consumer demand which has had, and we anticipate may continue to have, an adverse impact on China’s economy, on our customers and on our business. For example, demand in our Mobile market was down during the second half of 2022, which we believe was largely attributable to the imposed lockdowns in China. More recently, China announced a relaxation of its “zero-COVID” policies, which increases the risk of large outbreaks of COVID-19 in China, which could have an adverse impact on China’s economy, on our customers and on our business.
The spread of COVID-19 has caused us to modify our business practices from time-to-time, including implementing work-from-home policies and limiting travel by our employees. Our Shanghai and Shenzhen offices have been alternating between full in-person staffing and remote staffing as local ordinances continue to change in response to new outbreaks. Outbreaks and various strict actions by the Chinese government in response have impacted and are expected to continue to impact the ability of our sales team in China to make in-person sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic. While China has relaxed its "zero-COVID" policies, the risk of an outbreak is now higher, which could also require us to change our practices and disrupt our business. Our offices and supply chain partners in Taiwan, and our offices in Japan and North America are fully operational. The Company has taken in the past and may continue to take in the future, certain mitigation measures. For example, and as previously reported, in 2020 the Company implemented several cost-saving measures, including reductions in executive salaries, elimination of bonus programs, and hiring freezes. Since then, the Company has carefully monitored its costs in light of the uncertainty caused by the pandemic.
COVID-19 has, and may continue to, negatively affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. For example, the Company experienced some mild supply chain disruption in the first quarter of 2022.
The future impact of the pandemic on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in response to it, including any new cost-saving measures, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.
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
Pixelworks designs, develops and markets visual processing and advanced media processing solutions in the Mobile, Home & Enterprise and Cinema markets. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources.
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
Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and service offerings, industry standards continue to evolve and new competitors enter these markets. If we are unable to successfully compete in our target markets, demand for our products, solutions and technologies could decrease, which would cause our revenue to decline and our financial results to suffer.
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

Even if our product strategy is properly targeted, we cannot assure you that the products we are developing will lead to an increase in revenue from new design wins. To achieve design wins, we must design and deliver cost-effective, innovative and integrated semiconductors that overcome the significant costs associated with qualifying a new supplier and which make developers reluctant to change component sources. Additionally, potential developers may be unwilling to select our products due to concerns over our financial strength. Further, design wins do not necessarily result in developers ordering large volumes of our products. Developers can choose at any time to discontinue using our products in their designs or product development efforts. A design win is not a binding commitment by a developer to purchase our products, but rather a decision by a developer to use our products in its design process. Even if our products are chosen to be incorporated into a developer’s products, we may still not realize significant revenue from the developer if its products are not commercially successful or it chooses to qualify, or incorporate the products, of a second source. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $451.0 million as of December 31, 2022. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.
A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel its orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 29% and 27% of revenue for the years ended December 31, 2022 and 2021, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 76% of revenue for both the years ended December 31, 2022 and 2021. As of December 31, 2022, we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2021, we had three accounts that each represented 10% or more of accounts receivable. Orders included in our backlog may be fully or partially cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors that may contribute to these fluctuations include those described in this "Risk Factors" section of this report, such as the timing, changes in or cancellation of orders by customers, market acceptance of our products and our customers’ products and the timing and extent of product development costs. Additionally, our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector component of the Home & Enterprise market in the third quarter of the year, and lower revenue in the first quarter of the year. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.
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
As of December 31, 2022, we had federal, state and foreign net operating loss carryforwards of approximately $155.0 million, $9.6 million, and $42.7 million, respectively, which will begin to expire in 2024. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020.
We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 95% and 97% of revenue for the years ended December 31, 2022 and 2021, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
•political and economic instability, including tensions between China and each of the U.S., Taiwan and Japan;
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
We have in the past faced shortages of components and materials that are critical to the manufacture of our products and our customers’ products. Such critical components and materials may include semiconductor wafers and packages, double data rate memory die, display components, analog-to-digital converters, digital receivers, video decoders and voltage regulators. These shortages may happen again and if so, could increase our costs and prevent us from shipping our products to our customers in a timely fashion, both of which could harm our business and adversely affect our results of operations.
Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects could result in increased costs, delays in the availability of our products, reduced sales of products or claims against us.
The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to produce semiconductors free of defects. Some of our products can be more highly integrated than other semiconductors and can incorporate mixed signal analog and digital signal processing, multi-chip modules and embedded memory technology, making them even more difficult to produce without defects. Defective products can be caused by design or manufacturing difficulties. Identifying quality problems can be performed only by analyzing and testing our semiconductors in a system after they have been manufactured. The difficulty in identifying defects is compounded because the process technology is unique to each of the multiple semiconductor foundries we contract with to manufacture our products. Despite testing by both our customers and us, errors or performance problems may be found in existing or new semiconductors. Failure to achieve defect-free products may result in increased costs and delays in the availability of our products. Defects may also divert the attention of our engineering personnel from our product development efforts to find and correct the issue, which would delay our product development efforts.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of December 31, 2022, we held 291 patents and had 17 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

Risks Related to Our Operations in China
We face additional risks associated with our operations in China, including the risk of changes in China's political, economic or social conditions or changes in U.S.-China relations, as well as liquidity risks, any of which may adversely and materially affect our results of operations, financial position and value of our securities.
We have, and expect to continue to have, significant operations in China as our Chinese subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd (“PWSH”), is a full profit-and-loss center underneath the Company for our Mobile and Home & Enterprise businesses. The economy of China differs from the economies of the United States in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and because a significant portion of our operations are in China, our results of operations, financial position and value of our securities may be materially harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, recent statements and actions by the United States regarding the export of certain semiconductor technology, although not applicable to our technology or products, could result in responsive actions taken by China that could adversely impact our operations, financial position, or the value of our securities.
In addition, the Company faces certain liquidity risks from its operations in China. PWSH has, in the past, and may decide in the future, to sell shares of its stock, such as in a private placement similar to that which closed in August 2021, in an initial public offering on a stock exchange located in China, such as the STAR Market in Shanghai, or otherwise. In addition, PWSH may, in the future, become profitable. Any proceeds raised or generated by PWSH are subject to certain PRC laws and regulations that may make it difficult, if not impossible, for the Company to use such proceeds to fund its operations outside of China. For example, China's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore unlikely that funds raised or generated by PWSH will be readily distributable to the Company or its U.S. shareholders. Additionally, cash is transferred through the Company between entities through settling cash owed between one entity and another, for example for services rendered, through intercompany agreements. While currently the Company has been able to settle cash owed between PWSH and other entities within the Company, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, which in turn would adversely affect our results of operations.
We face legal and operational risks related to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws, required approvals and permissions, and regulations in China, which could adversely affect us and limit the legal protections available to the Company and its stockholders, as well as materially and adversely affect our business and value of our securities.
While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in China, China has not developed a fully integrated legal system based on the rule of law, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Because the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to the Company. Uncertainties due to evolving laws and regulations could also impede the ability of an entity based in China, such as PWSH, to obtain or maintain permits or licenses required to conduct business in China. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. In addition, China's legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by PWSH and could materially and adversely affect our business and results of operations.
The PRC government at times will exercise significant oversight and discretion over the conduct of business in the PRC and may intervene or influence business operations as the government deems appropriate to further regulatory, political and societal goals. PWSH is required to obtain certain permits and licenses from certain PRC government agencies to operate businesses in China, such as business licenses from the State Administration for Market Regulation (“SAMR”), registrations with PRC tax authorities, filings with PRC customs for carrying out export and import business activities and registrations with China’s State

Administration of Foreign Exchange (SAFE) for the ability to receive funds from offshore entities and transfer funds to offshore entities. We are not currently required to obtain permissions or approvals from the Cyberspace Administration of China (“CAC”) or China Securities Regulatory Commission (“CSRC”), but would need to obtain approval from CSRC if PWSH applies for a listing on The Shanghai Exchange’s Science and Technology Innovation Board, known as the STAR Market (the “Listing”), and as a listed company PWSH would continue to be subject to CSRC rules and regulations. As of the date of this report, PWSH has obtained the required business licenses from the SAMR and complied with registration and filing requirements of other Chinese government agencies, and has not been denied such registrations or filings by any PRC authority, however, if we do not receive or maintain the necessary permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations or interpretations change and we become required to obtain such permissions or approvals in the future and we fail to do so, we may be subject to investigations, fines, penalties, suspensions in operations, or other punitive action which could result in a material adverse change in our PRC operations and our results of operation, which in turn could cause our stock price to be materially and adversely affected.
Additionally, rules and regulations in China can change quickly and with little advance notice. For example, the PRC government has recently initiated a series of regulatory actions and made a number of public statements on the regulation of businesses in China with little advance notice, including enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. While we do not believe we are subject to these regulatory actions or statements, as we have not implemented the kind of monopolistic behavior that is the target of these rules, and our business does not involve large-scale collection of user data, implicate cybersecurity, or involve any other type of restricted industry, and therefore these regulatory actions and statements do not impact our ability to conduct our business, accept foreign investments into PWSH, or list our PWSH shares on the STAR Market, there is no guarantee that the PRC government will refrain from releasing regulations or policies regarding the Company’s industry that could adversely affect our business, financial condition, results of operations or ability to list PWSH shares on the STAR market.
If we are unable to implement our strategy to expand our PRC operations, including the positioning of our subsidiary to qualify and seek an initial public offering on the STAR Market, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
In August 2021 we announced our strategic plan to transform PWSH into a profit center for our Mobile and Home & Enterprise businesses to improve our access to capital, customers, and talent in China. As part of this strategic plan, we intend to qualify PWSH to file an application for an initial public offering on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our strategic plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion. Further, the COVID‑19 outbreak, the tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC, including the Listing.
Additionally, pursuant to our August 2021 Capital Increase Agreement and the agreements for the employee-owned entities that have invested in PWSH (the “ESOP”), PWSH agreed to attempt to complete all requirements to qualify for a Listing such that the Listing is consummated prior to a certain date (for the private equity and strategic investors ("Investors"), June 30, 2024, and for the employee-owned entities (“ESOP”), December 31, 2024). If PWSH has not consummated the Listing before those dates, or if it seriously violates certain other restructuring actions required by the Capital Increase Agreement such that a Listing by such dates becomes impossible, the respective purchasers may elect to require that we repurchase the purchaser’s respective equity interest for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). As noted above, various elements in the Listing process are outside our control or may be subject to conditions that are unacceptable to us, and if we fail to obtain the Listing, the provisions of the Capital Increase Agreement would require a use of cash for purposes not otherwise planned for, which in turn would negatively impact our plans for growth and our cash position.
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
We cannot assure you that, even if the Listing is completed, we will realize any or all of our anticipated benefits of the Listing. Our completion of the Listing may not have the anticipated effects of providing access to new capital markets or strengthening our market position and operations in the PRC. If the Listing is completed, PWSH will have broad discretion in the use of the proceeds from the initial sales of shares to PWSH investors, and it may not spend or invest those proceeds in a manner that results in our operating success or with which the common shareholders of Pixelworks agree. Our failure to successfully leverage the completion of the Listing to enhance our access to new capital markets and expand our PRC business could result in a decrease in the price of our common stock, and we cannot assure you that the success of PWSH will have an associated positive effect on the price of our common stock.
We currently intend to file an application for the Listing in 2023, but there can be no assurances that the Listing will occur in that timeframe, if at all. In the interim, PWSH may require additional funding from Pixelworks to augment its PRC operations, and we cannot give any assurance that such capital will be available from Pixelworks on terms acceptable to us. Any such inability to obtain funds from Pixelworks or other sources may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through December 31, 2022, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers. As of December 31, 2022, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

Item 1B.Unresolved Staff Comments.
Not applicable.

Item 2.Properties.
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2022, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support; administration	36,000	Various dates through December 2025
Toronto	Engineering; administration	12,000	March 2027
California	Administration; engineering; sales	10,000	September 2024
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2024
Oregon	Administration	5,000	December 2024
Japan	Sales; customer support	3,000	January 2023

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
As of March 3, 2023, there were 114 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $1.63. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

Item 6.Reserved.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Pixelworks is a leading provider of high-performance and power-efficient visual processing semiconductor and software solutions that enable consistently high-quality and authentic viewing experiences in a wide variety of applications. We define our primary target markets as Mobile (smartphone and tablet), Home & Enterprise (projectors, personal video recorders ("PVR"), and over-the-air ("OTA") streaming devices), and Cinema (creation, remastering, and delivery of digital video content). Previously we classified our primary target markets as Mobile, Projector, Video Delivery and Cinema, but have since aggregated the Projector and Video Delivery categories into one called "Home & Enterprise".
Pixelworks has been a pioneer in visual processing technology for over 20 years. We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. We launched one of the industry’s first single-chip SoCs for digital projection. We were the first company to integrate motion estimation / motion compensation technology ("MEMC") as a mobile-optimized solution for smartphones. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content.
Our core visual processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Rapid growth in video and gaming consumption, combined with the move towards bright, high resolution, high frame rate and high refresh rate displays, especially in mobile, is increasing the demand for our solutions. Our technologies can be applied across a wide range of applications: cinema theaters, low-power mobile tablets, smartphones, streaming devices, and digital projectors for the home, school, or the workplace. Our products are designed and optimized for power, cost, bandwidth, viewer experience, and overall system performance, according to the requirements of the specific application. On occasion, we have also licensed our technology.
During the third quarter of 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. Our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", "Note 15: Non-Controlling Interest" and "Note 17: Subsequent Events", which are incorporated by reference into this section.
PWSH is in the process of preparing to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. We presently intend to qualify PWSH to apply for the Listing in 2023. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
As of December 31, 2022, we had an intellectual property portfolio of 291 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems Inc., a corporation organized in Canada ("ViXS").
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in China, Europe, Japan and Taiwan. Our distributors often provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 95% and 97% of revenue in 2022 and 2021, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. The majority of our revenue to date has been denominated in U.S. dollars.
For additional information regarding how the COVID-19 pandemic has affected us, please see “NOTE REGARDING COVID-19” above.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the digital projector component of the Home & Enterprise market in the third quarter of the year, and lower revenue in the first quarter of the year, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end.

Results of Operations
For the year ended December 31, 2022 compared with year ended December 31, 2021.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,		2022 v. 2021
	2022	2021	$ change	% change
Revenue, net	$70,146	$55,102	$15,044	27%
Net revenue increased $15 million, or 27%, from 2021 to 2022.
Revenue recorded in 2022 consisted of $68.2 million in revenue from the sale of IC products and $1.9 million in revenue related to engineering services, license revenue and other. Revenue recorded in 2021 consisted of $50.8 million in revenue from the sale of IC products and $4.3 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue from 2021 compared to 2022 is due to the following factors:
•Sales into the Mobile market increased $5.0 million or 31%, primarily due to a change in product mix as customers transitioned to newer generation product offerings.
•Sales into the Home & Enterprise market (previously referred to as the projector and video delivery market) increased $12.4 million or 35%, primarily due to an increase in units sold driven by increased customer demand as well as implementing an end-of-life on some of our legacy products sold into the video delivery market. The increase in revenue was also due to a change in product mix, resulting in higher overall average selling prices. Average selling prices also increased partially due to passing on increased supplier costs to our customers.
Revenue related to engineering services, license revenue and other decreased $2.4 million or 54% primarily due to a decrease in licensing revenue in the Mobile market. Revenue related to the Cinema market was not material in 2022 or 2021 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2022	% of revenue	2021	% of revenue
Direct product costs and related overhead [1]	$34,070	49%	$25,987	47%
Amortization of acquired developed technology	72	0	899	2
Inventory charges [2]	82	0	480	1
Stock-based compensation	41	0	43	0
Total cost of revenue	$34,265	49%	$27,409	50%
Gross profit	$35,881	51%	$27,693	50%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or net realizable value and a benefit for sales of previously written down inventory.
Gross profit margin increased to 51% in 2022 compared to 50% in 2021, primarily due to product mix. The increase in sales into the Home & Enterprise market favorably impacted gross profit margin, while the increase in sales into the Mobile market unfavorably impacted gross profit margin. The increase was also due to decreased amortization of acquired developed technology, largely offset by a decrease in high margin license revenue.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, amortization related to acquired developed technology and the timing and execution of manufacturing ramps as well as other factors.

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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of approximately $4.3 and $4.0 million during the years ended December 31, 2022 and 2021, respectively.
Research and development expense was as follows (in thousands):

	Year ended December 31,		2022 v. 2021
	2022	2021	$ change	% change
Research and development	$30,521	$27,250	$3,271	12%
Research and development expense increased $3.3 million, or 12%, from 2021 to 2022 due to the following factors:
•Compensation expense increased $2.8 million due to an increase in headcount and annual merit salary increases.
•Depreciation and amortization increased $0.9 million due to the timing of development activities.
•These increases were partially offset by a $0.4 million increase in the credit recognized related to the co-development agreement in 2022, compared to the credit recognized in 2021.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,		2022 v. 2021
	2022	2021	$ change	% change
Selling, general and administrative	$22,177	$20,445	$1,732	8%
Selling, general and administrative expense increased $1.7 million, or 8%, from 2021 to 2022 due to the following factors:
•Compensation expense increased $1.0 million due to an increase in headcount and annual merit salary increases.
•Foreign currency gains and losses increased $0.7 million primarily due to the change in the CNY exchange rate.
•Various professional fees increased $0.7 million as a result of our strategic plan with our PWSH subsidiary.
•Marketing expenses increased $0.2 million due to increased focus on marketing to expand our gaming eco-system.
•These increases were partially offset by a $0.9 million decrease in stock based compensation expense due the timing of awards granted and due to the resignation of our former Chief Financial Officer in January 2022.

Interest income and other, net
Interest income and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2022	2021
Other income	$80	$246
Interest income	670	211
Interest expense	(50)	—
Total interest income and other, net	$700	$457
The increase in interest income in 2022 compared to 2021 is due to increased interest earned on our cash and cash equivalents balance due to our increased average cash balance throughout the year in 2022 compared to 2021.
Provision (benefit) for income taxes
The benefit for income taxes was as follows (in thousands):

	Year ended December 31,
	2022	2021
Benefit for income taxes	$(884)	$(133)

The income tax benefit of $0.9 million recorded for the year ended December 31, 2022 is primarily composed of $1.8 million of tax benefit for the reversal of tax contingencies in foreign jurisdictions, partially offset by tax expense of $0.3 million for our profitable cost-plus jurisdictions and deferred tax expense of approximately $0.6 million related to a change in the realizability of our Canadian deferred tax assets.
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
We continue to record a full valuation allowance against our U.S. and China net deferred tax assets as of December 31, 2022 and 2021, as it is not more likely than not that we will realize a benefit from these assets in a future period. In the fourth quarter of 2021, we recognized $0.6 million of our Canadian net deferred tax assets. As of December 31, 2022, we are no longer more-likely-than-not to realize our remaining Canadian deferred tax assets and have recorded a full valuation allowance. We have not provided a valuation allowance against our other foreign net deferred tax assets as we have concluded it is more-likely-than-not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $4.4 million for the year ended December 31, 2022 and decreased $4.6 million for the year ended December 31, 2021.
As of December 31, 2022, we have federal, state and foreign net operating loss carryforwards of approximately $155.0 million, $9.6 million, and $42.7 million respectively, which will begin expiring in 2024. As of December 31, 2022, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $6.7 million, $5.2 million and $21.9 million respectively. The federal and state tax credits will begin expiring in 2023 while the foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $120.3 million. We have a general foreign tax credit of $0.1 million, which will begin expiring in 2023. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $4.8 million from $61.6 million at December 31, 2021 to $56.8 million at December 31, 2022. The net decrease was the result of $12.8 million used in operating activities, $3.0 million used for purchases of property and equipment and licensed technology and $1.5 million used for payments on other asset financings. These decreases were partially offset by increases of $12.1 million received in net proceeds from our non-controlling interest and certain entities owned by employees and $0.4 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of December 31, 2022, our cash and cash equivalents balance consisted of $33.0 million in cash and $18.8 million in cash equivalents held in U.S. dollar denominated money market funds and $5.0 million held in U.S. dollar denominated certificates of deposit. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $10.0 million at December 31, 2022 from $8.7 million at December 31, 2021. Average number of days sales outstanding increased to 54 days at December 31, 2022 from 47 days at December 31, 2021. The increase in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the fourth quarter of 2022, and the fourth quarter of 2021.
Inventories
Inventories increased to $1.8 million at December 31, 2022 from $1.5 million at December 31, 2021. Inventory turnover decreased to 13.7 at December 31, 2022 from 19.5 at December 31, 2021 primarily due to higher average inventory balances in the fourth quarter of 2022 compared to the fourth quarter of 2021. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
There was no activity under this at the market offering during the year ended December 31, 2022.

Capital Increase Agreements
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
On December 21, 2022, the Company and its subsidiary, PWSH, entered into a Capital Increase Agreement with certain private equity investors based in China who have agreed to pay a total of RMB 100.0 million ($14.3 million USD). Additional information is provided in "Note 17: Subsequent Events", which is incorporated by reference into this section.
Equity Transfer Agreement
We have entered into an Equity Transfer Agreement pursuant to which we received net proceeds of $10.7 million in exchange for a 2.73% equity interest in PWSH. Additional information is provided in "Note 15: Non-Controlling Interest", which is incorporated by reference into this section.
Liquidity
As of December 31, 2022, our cash and cash equivalents balance of $56.8 million was highly liquid. We currently anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the twelve months following our 2022 fiscal year end and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
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
Critical Accounting Estimates
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
Product Sales - We sell integrated circuit products, also known as "chips" or "ICs", based upon a customer purchase order, which includes a fixed price per unit. ICs are sold into two target markets: Mobile and Home & Enterprise. We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods, and not evaluate whether these activities are promised services to the customer. We generally satisfy our single performance obligation upon shipment of the goods to the customer and recognize revenue at a point in time upon shipment of the underlying product.

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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2022.
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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter and concluded that goodwill was not impaired.

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

To the Board of Directors and Shareholders
Pixelworks, Inc.
Portland, Oregon

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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
•Determination of stand-alone selling prices for each distinct performance obligation (i.e., for IP license fee and support service fee that are sold together under IP licensing arrangements).
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
•We evaluated the reasonableness and accuracy of management's judgements and estimates used in accounting for customer credits pursuant to price protection rights, stock rotation rights and limited return rights ("variable consideration"). This included testing management's estimate of calculating expected credits issued to customers and determining whether such credits were completely and accurately reserved as of December 31, 2022.
•We tested the mathematical accuracy of management's calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the consolidated financial statements.

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
◦Assessed whether there were any potential sources of contrary information, including historical forecast accuracy or history of significant revisions to previously recorded inventory valuation adjustments, and performed sensitivity analyses over significant assumptions to evaluate the changes in inventory valuation that would result from changes in the assumptions.

/s/ Armanino LLP

We have served as the Company’s auditor since 2020.

San Ramon, California
March 8, 2023

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$56,821	$61,587
Accounts receivable, net	10,047	8,708
Inventories	1,760	1,469
Prepaid expenses and other current assets	3,745	2,732
Total current assets	72,373	74,496
Property and equipment, net	4,632	5,656
Operating lease right-of-use assets	3,331	4,789
Other assets, net	3,580	3,162
Acquired intangible assets, net	—	90
Goodwill	18,407	18,407
Total assets	$102,323	$106,600
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,143	$2,747
Accrued liabilities and current portion of long-term liabilities	8,849	13,563
Current portion of income taxes payable	519	128
Total current liabilities	12,511	16,438
Long-term liabilities, net of current portion	1,005	519
Deposit liability	13,537	12,716
Operating lease liabilities, net of current portion	2,148	2,853
Income taxes payable, net of current portion	872	2,948
Total liabilities	30,073	35,474
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	28,919	30,905
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 55,113,186 and 53,367,136 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	481,229	475,644
Accumulated other comprehensive income (loss)	2,178	(468)
Accumulated deficit	(450,985)	(434,955)
Total Pixelworks, Inc. shareholders’ equity	32,422	40,221
Non-controlling interest	10,909	—
Total shareholders' equity	43,331	40,221
Total liabilities, redeemable non-controlling interest and shareholders' equity	$102,323	$106,600
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue, net	$70,146	$55,102
Cost of revenue (1)	34,265	27,409
Gross profit	35,881	27,693
Operating expenses:
Research and development (2)	30,521	27,250
Selling, general and administrative (3)	22,177	20,445
Total operating expenses	52,698	47,695
Loss from operations	(16,817)	(20,002)
Interest income and other, net	700	457
Loss before income taxes	(16,117)	(19,545)
Benefit for income taxes	(884)	(133)
Net loss	(15,233)	(19,412)
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	(797)	(409)
Net loss attributable to Pixelworks, Inc.	$(16,030)	$(19,821)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.30)	$(0.38)
Weighted average shares outstanding - basic and diluted	54,335	52,509

(1) Includes:
Amortization of acquired intangible assets	72	899
Stock-based compensation	41	43
(2) Includes stock-based compensation	2,351	2,363
(3) Includes:
Stock-based compensation	2,806	3,678
Amortization of acquired intangible assets	18	219
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(15,233)	$(19,412)
Other comprehensive loss:
Foreign currency translation adjustment	2,612	(520)
Foreign pension adjustment	53	6
Tax effect of foreign pension adjustment	(19)	(1)
Comprehensive loss	(12,587)	(19,927)
Less: comprehensive income attributable to redeemable non-controlling interest	(797)	(409)
Total comprehensive loss attributable to Pixelworks, Inc.	$(13,384)	$(20,336)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,233)	$(19,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,198	6,084
Depreciation and amortization	4,657	3,648
Reversal of uncertain tax positions	(2,171)	(2)
Deferred income tax expense (benefit)	428	(768)
Amortization of acquired intangible assets	90	1,118
Other	8	10
Changes in operating assets and liabilities:
Accounts receivable, net	(1,339)	(4,036)
Inventories	(291)	976
Prepaid expenses and other current and long-term assets, net	1,535	(46)
Accounts payable	486	1,282
Accrued current and long-term liabilities	(6,688)	1,537
Income taxes payable	486	452
Net cash used in operating activities	(12,834)	(9,157)
Cash flows from investing activities:
Purchases of property and equipment	(1,592)	(3,475)
Purchases of licensed technology	(1,415)	—
Proceeds from sales and maturities of marketable securities	—	250
Net cash used in investing activities	(3,007)	(3,225)
Cash flows from financing activities:
Net proceeds from issuance of equity interest to non-controlling interest	10,738	—
Payments on asset financings	(1,457)	(1,195)
Net proceeds from issuance of equity interest to certain entities owned by employees	1,407	12,329
Proceeds from issuances of common stock under employee equity incentive plans	387	1,282
Net proceeds from issuance of equity interest to redeemable non-controlling interest	—	29,976
Net proceeds from "at the market" equity offering	—	320
Net cash provided by financing activities	11,075	42,712
Net increase (decrease) in cash and cash equivalents	(4,766)	30,330
Cash and cash equivalents, beginning of period	61,587	31,257
Cash and cash equivalents, end of period	$56,821	$61,587

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$196	$162
Cash paid for income taxes, net of refunds received	188	376
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,674	$1,229
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2020	51,078,942	467,957	47	(415,134)	—	52,870
Stock issued under employee equity incentive plans	2,227,176	1,282	—	—	—	1,282
"At the market" equity offering	61,018	321	—	—	—	321
Stock-based compensation expense	—	6,084	—	—	—	6,084
Foreign currency translation adjustment	—	—	(520)	—	—	(520)
Net loss attributable to Pixelworks, Inc.	—	—	—	(19,821)	—	(19,821)
Foreign pension adjustment, net of tax of $1	—	—	5	—	—	5
Balance as of December 31, 2021	53,367,136	475,644	(468)	(434,955)	—	40,221
Stock issued under employee equity incentive plans	1,746,050	387	—	—	—	387
Stock-based compensation expense	—	5,198	—	—	—	5,198
Foreign currency translation adjustment	—	—	2,612	—	—	2,612
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	10,738	10,738
Net income attributable to non-controlling interest	—	—	—	—	171	171
Net loss attributable to Pixelworks, Inc.	—	—	—	(16,030)	—	(16,030)
Foreign pension adjustment, net of tax of $19	—	—	34	—	—	34
Balance as of December 31, 2022	55,113,186	$481,229	$2,178	$(450,985)	$10,909	$43,331
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.        BASIS OF PRESENTATION
Nature of Business
Pixelworks is a leading provider of high-performance and power-efficient visual processing semiconductor and software solutions that enable consistently high-quality and authentic viewing experiences in a wide variety of applications. We define our primary target markets as Mobile (smartphone and tablet), Home & Enterprise (projectors, personal video recorders ("PVR"), and over-the-air ("OTA") streaming devices), and Cinema (creation, remastering, and delivery of digital video content). Previously we classified our primary target markets as Mobile, Projector, Video Delivery and Cinema, but have since aggregated the Projector and Video Delivery categories into one called "Home & Enterprise".
Pixelworks has been a pioneer in visual processing technology for over 20 years. We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. We launched one of the industry’s first single-chip SoCs for digital projection. We were the first company to integrate motion estimation / motion compensation technology ("MEMC") as a mobile-optimized solution for smartphones. In 2019, we introduced our Hollywood award-winning TrueCut® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content.
Our core visual processing technology intelligently processes digital images and video from a variety of sources and optimizes the content for a superior viewing experience. Rapid growth in video and gaming consumption, combined with the move towards bright, high resolution, high frame rate and high refresh rate displays, especially in mobile, is increasing the demand for our solutions. Our technologies can be applied across a wide range of applications: cinema theaters, low-power mobile tablets, smartphones, streaming devices, and digital projectors for the home, school, or the workplace. Our products are designed and optimized for power, cost, bandwidth, viewer experience, and overall system performance, according to the requirements of the specific application. On occasion, we have also licensed our technology.
During the third quarter of 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. Our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", "Note 15: Non-Controlling Interest" and "Note 17: Subsequent Events", which are incorporated by reference into this section.
PWSH is in the process of preparing to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. We presently intend to qualify PWSH to apply for the Listing in 2023. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
Our consolidated financial statements include the accounts of Pixelworks and its subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction (gains) and losses were $394 and $(258) for the years ended December 31, 2022 and 2021, respectively.

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

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents totaled $18,836 and $15,254 as of December 31, 2022 and 2021, respectively and consisted of U.S. denominated money market funds and certificates of deposit.
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
Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value.
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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2022.
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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Accordingly, we have elected to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test. We tested goodwill for impairment under the quantitative goodwill impairment test during the fourth quarter of 2022 and concluded that goodwill was not impaired.
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
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") 740 and also clarifies and amends existing guidance to provide for more consistent application. ASU 2019-12 became effective for us in the first quarter of fiscal year 2021, and early adoption is permitted. The adoption of ASU 2019-12 did not have a material impact on our financial position, results of operations and cash flows.

NOTE 3.        BALANCE SHEET COMPONENTS
Accounts Receivable, Net
Accounts receivable consists of the following:

	December 31,
	2022	2021
Accounts receivable, gross	$10,124	$8,744
Allowance for doubtful accounts	(77)	(36)
Accounts receivable, net	$10,047	$8,708
The following is a summary of the change in our allowance for doubtful accounts:

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$36	$41
Additions charged (reductions credited)	41	(5)
Balance at end of year	$77	$36
Inventories
Inventories consist of the following:

	December 31,
	2022	2021
Finished goods	$480	$461
Work-in-process	1,280	1,008
Inventories	$1,760	$1,469
We recorded inventory write-downs of $99 and $488 for the years ended December 31, 2022 and 2021, respectively. The inventory write-downs were for lower of cost or net realizable value and excess and obsolescence exposure. The inventory write-downs were offset by sales of previously written-down inventory of $17 and $9 for the years ended December 31, 2022 and 2021, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.

Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2022	2021
Equipment, furniture and fixtures	$9,637	$9,463
Tooling	2,903	5,749
Software	6,739	5,230
Leasehold improvements	1,513	1,375
	20,792	21,817
Accumulated depreciation and amortization	(16,160)	(16,161)
Property and equipment, net	$4,632	$5,656

Software amortization was $1,505 and $1,214 for the years ended December 31, 2022 and 2021, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,620 and $2,281 for the years ended December 31, 2022 and 2021, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $532 and $153 for the years ended December 31, 2022 and 2021, respectively.

Acquired Intangible Assets, Net
In connection with the Acquisition, we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction consist of the following:

	December 31,
	2022	2021
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,730)	(6,640)
Acquired intangible assets, net	$—	$90

Developed technology and customer relationships were fully amortized as of March 31, 2022, tradename was fully amortized as of March 31, 2019 and backlog was fully amortized as of September 30, 2018.
Amortization expense for intangible assets was $90 for the year ended December 31, 2022, $72 was included in cost of revenue and $18 was included in selling, general and administrative for the year ended December 31, 2022, in the condensed consolidated statements of operations.

Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407. See Note 2: "Summary of Significant Accounting Policies" for information on our assessment of goodwill impairment.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2022	2021
Accrued payroll and related liabilities	$3,632	$3,490
Operating lease liability, current	1,391	2,439
Current portion of accrued liabilities for asset financings	876	1,077
Accrued interest payable	246	361
Deferred revenue	230	50
Accrued commissions and royalties	210	259
Liability for warranty returns	15	—
Deferred research and development reimbursement	—	1,838
Other	2,249	4,049
Accrued liabilities and current portion of long-term liabilities	$8,849	$13,563
The following is a summary of the change in deferred revenue:

	Year Ended December 31,
	2022	2021
Deferred revenue:
Balance at beginning of period	$50	$179
Revenue recognized	(1,474)	(1,127)
Revenue deferred	1,654	998
Balance at end of period	$230	$50

NOTE 4.     FAIR VALUE MEASUREMENTS
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Total
As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$18,836	$—	$—	$18,836
Certificates of deposit	5,000	—	—	5,000

As of December 31, 2021:
Assets:
Cash equivalents:
Money market funds	$15,254	$—	$—	$15,254
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

We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of 1 year to 5 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,657	$2,622
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,676	2,809
Leased assets obtained in exchange for new operating lease liabilities	994	629
Weighted average remaining lease term (in years)	3.12	2.95
Weighted average discount rate	5.55%	4.96%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Operating Lease Payments
Years ending December 31:
2023	$1,553
2024	1,223
2025	638
2026	342
2027	86
Total operating lease payments	3,842
Less imputed interest	(303)
Total operating lease liabilities	$3,539

As of December 31, 2022, the Company had no operating lease liabilities that had not commenced.

NOTE 6.     REVENUE
Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:
Product Sales - We sell integrated circuit products, also known as “chips” or “ICs”, based upon a customer purchase order, which includes a fixed price per unit. ICs are sold into two target end markets: Mobile and Home & Enterprise. We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods, and not evaluate whether these activities are promised services to the customer. We generally satisfy our single performance obligation upon shipment of the goods to the customer and recognize revenue at a point in time upon shipment of the underlying product.
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
The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
IC sales	$68,168	$50,807
Engineering services, license and other	1,978	4,295
Total revenues	$70,146	$55,102

IC sales by end market:

	Year ended December 31,
	2022	2021
Mobile market	$21,160	$16,113
Home & Enterprise market	47,008	34,694
Total IC sales	$68,168	$50,807

For segment information, including revenue by geographic region, see "Note 13. Segment Information".
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
Revenue related to the Cinema market was not material in 2022 or 2021 and was therefore included in the engineering services, license revenue and other category within the Mobile market.

NOTE 7.     INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Year Ended December 31,
	2022	2021
Other income	$80	$246
Interest income	670	211
Interest expense	(50)	—
Total interest income and other, net	$700	$457
The increase in interest income in 2022 compared to 2021 is due to increased interest earned on our cash and cash equivalents balance due to our increased average cash balance throughout the year in 2022 compared to 2021.

NOTE 8.     RESEARCH AND DEVELOPMENT
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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $4,338 and $3,962 during the years ended December 31, 2022 and 2021, respectively.

NOTE 9.        INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax loss is as follows:

	Year Ended December 31,
	2022	2021
Domestic	$(20,196)	$(10,967)
Foreign	4,079	(8,578)
Domestic and foreign pre-tax loss	$(16,117)	$(19,545)

Income tax expense (benefit) attributable to operations is comprised of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$396	$(27)
State	14	19
Foreign	(1,722)	643
Total current	(1,312)	635
Deferred:
Federal	(364)	—
Foreign	792	(768)
Total deferred	428	(768)
Income tax benefit	$(884)	$(133)

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	21%	21%
Impact of foreign earnings	(27)	3
Change in valuation allowance	28	24
Tax contingencies, net of reversals	13	(5)
Corporate restructuring	(11)	(38)
Expiration of tax attributes	(12)	(6)
Permanent items	(2)	4
Research and development credits	4	2
Stock-based compensation	(4)	(1)
Other	(5)	(3)
Effective income tax rate	5%	1%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Research and experimentation credit and deduction carryforwards	$60,041	$62,771
Net operating loss carryforwards	44,424	45,985
Depreciation and amortization	5,568	5,664
Reserves and accrued expenses	1,000	992
Deferred stock-based compensation	821	994
Foreign tax credit carryforwards	163	208
Other	1,201	1,451
Total gross deferred tax assets	113,218	118,065
Deferred tax liabilities:
Foreign earnings	(212)	—
Other	(620)	(812)
Total gross deferred tax liabilities	(832)	(812)
Less valuation allowance	(111,941)	(116,372)
Net deferred tax assets	$445	$881

We continue to record a full valuation allowance against our U.S. and China net deferred tax assets as of December 31, 2022 and 2021, as it is not more likely than not that we will realize a benefit from these assets in a future period. In the fourth quarter of 2021, we released a portion of the valuation allowance against our Canadian deferred tax assets in conjunction with forecasted income within our Canada subsidiary. During the year ended December 31, 2022, our Canadian subsidiary generated taxable profits which were able to be offset by our Canadian deferred tax assets. As of December 31, 2022, a valuation allowance against our remaining net Canadian deferred tax assets was established as future utilization is uncertain based upon updated projections of income within our Canada Subsidiary. We have not provided a valuation allowance against our other foreign net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $4,431 for the year ended December 31, 2022 and decreased $4,609 for the year ended December 31, 2021.
As of December 31, 2022, we had federal, state and foreign net operating loss carryforwards of $154,992, $9,600 and $42,668 respectively, which will begin to expire in 2024 with $31,705 of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2022, we had available federal, state and foreign research and experimentation tax credit carryforwards of

$6,747, $5,173, and $21,850 respectively. The federal and state tax credits will begin expiring in 2023 while the foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $120,277. We have a general foreign tax credit of $84 which will begin to expire in 2023.
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
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. Included in the TCJA is the requirement to capitalize and amortize research and experimental expenditures starting with the first tax year after December 31, 2021. The required capitalization and amortization of these costs resulted in an increase to our taxable income before utilization of our operating loss carryforward. The capitalization did not have a significant impact to our income tax benefit in the current year.
Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2022, the amount of our uncertain tax positions was a liability of $378 and a reduction to deferred tax assets of $1,353. As of December 31, 2021, the amount of our uncertain tax positions was a liability of $2,493 and a reduction to deferred tax assets of $1,254.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2022	2021
Uncertain tax positions:
Balance at beginning of year	$3,646	$2,711
Accrual for positions taken in a prior year	(214)	825
Accrual for positions taken in current year	117	121
Reversals due to lapse of statute of limitations	(97)	(11)
Reversals due to positions taken in the current year	(1,809)	—
Balance at end of year	$1,643	$3,646
Interest and penalties:
Balance at beginning of year	$101	$88
Accrual for positions taken in prior year	11	16
Accrual for positions taken in current year	—	—
Reversals due to lapse of statute of limitations	(24)	(3)
Balance at end of year	$88	$101
During the years ended December 31, 2022 and 2021 we recognized $11 and $16, respectively, of interest and penalties in income tax expense in our consolidated statements of operations.
During the year ended December 31, 2022, our China subsidiary settled a portion of the outstanding intercompany debt with the US parent, Pixelworks, Inc. The portion that was not able to be settled was forgiven and was recognized as taxable income in China. We previously accrued for a long term liability in the event that the full amount of the intercompany debt would be recognized as taxable income in China. The related uncertain tax position was reversed as a part of the settlement of the intercompany debt.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $1 within the next twelve months due to the expiration of statutes of limitation in federal, state and foreign jurisdictions.

We are no longer subject to U.S. federal, state, and foreign examinations for years before 2019, 2018 and 2015, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We were not subject to, nor have we received any notice of, income tax examinations in any jurisdiction as of December 31, 2022.

NOTE 10.        COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $272 and $225 for the years ended December 31, 2022 and 2021, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made contributions of $54 and $55 to the 401(k) plan during the years ended December 31, 2022 and 2021, respectively.
Software licenses
We acquire rights to use certain software engineer design tools under software licenses.
As of December 31, 2022, future minimum payments under non-cancelable software licenses are as follows:

Year Ending December 31,	Software licenses
2023	$898
2024	520
2025	400
2026	40
1,858
Less: Interest component	(95)
Present value of minimum software license payments	1,763
Less: Current portion	(876)
Long-term portion of obligations	$887
Other Contractual Obligation
As part of the acquisition of ViXS Systems, Inc. ("ViXS") in 2017, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. $308 and $504 are included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet as of December 31, 2022 and 2021, respectively. $0 and $57 are included in long-term liabilities, net of current portion in our consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our products and technology. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2022, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(15,233)	$(19,412)
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	(797)	(409)
Less: Net income attributable to certain entities owned by employees	(89)	(198)
Net loss attributable to Pixelworks Inc. - for purposes of earnings per share calculation	$(16,119)	$(20,019)
Weighted average shares outstanding - basic and diluted	54,335	52,509
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.30)	$(0.38)

Basic and diluted earnings (loss) per share was computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The numerator adjustments include an allocation of PWSH income to the non-controlling interests, the redeemable non-controlling interests and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.
The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Employee equity incentive plans	4,071	3,832
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 12.        SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2022 and 2021.
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
There was no activity under this at the market offering during the year ended December 31, 2022.
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended and restated on certain occasions, most recently on May 12, 2022 when our shareholders approved an increase to the total number of authorized shares to 24,533,333 shares. As of December 31, 2022, 1,996,019 shares were available for grant under the 2006 Plan.
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

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2021:	354,609	$2.52
Granted	108,891	1.97
Exercised	—	—
Canceled and forfeited	—	—
Expired	(63,500)	2.75
Options outstanding as of December 31, 2022:	400,000	$2.33

The following table summarizes information about options outstanding as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2022	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2022	Weighted average exercise price
$1.86 - $1.86	52,745	5.69	$1.86	—	$—
2.00 - 2.00	234,000	3.85	2.00	234,000	2.00
2.07- 6.05	113,255	3.52	3.25	55,016	4.42
$1.86 - $6.05	400,000	4.00	$2.33	289,016	$2.46
During the years ended December 31, 2022 and 2021, the total intrinsic value of options exercised was $0 and $445, respectively, for which no income tax benefit has been recorded because a full valuation allowance has been provided for our U.S. deferred tax assets. As of December 31, 2022, options outstanding had a total intrinsic value of $0.

Options outstanding that have vested and are expected to vest as of December 31, 2022 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	289,016	$2.46	3.44	$—
Expected to vest	99,081	2.01	5.44	—
Total	388,097	$2.35	3.95	$—
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2022 and 2021 we granted 2,289,418 and 2,123,844 shares, respectively, of restricted stock with a weighted average grant date fair value of $2.58 and $3.70 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2021:	3,316,035	$3.69
Granted	2,289,418	2.58
Vested	(1,574,430)	3.51
Canceled	(655,269)	3.59
Unvested at December 31, 2022:	3,375,754	$2.99
Expected to vest after December 31, 2022	3,122,812	$3.01

Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. On May 15, 2020 the ESPP was amended when our shareholders approved an increase to the total number of shares of common stock reserved for issuance to 3,300,000. During the years ended December 31, 2022 and 2021, we issued 171,620 and 159,177 shares, respectively for proceeds of $388 and $411, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2022	2021
Stock Option Plans:
Risk free interest rate	3.08%	0%
Expected dividend yield	0%	0%
Expected term (in years)	5.00	0.00
Volatility	71%	0%
Employee Stock Purchase Plan:
Risk free interest rate	2.30%	0.12%
Expected dividend yield	0%	0%
Expected term (in years)	1.33	1.17
Volatility	104%	75%
The weighted average fair value of options granted during the years ended December 31, 2022 and 2021 was $1.19 and $0.00, respectively. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. The contractual life of newly issued stock options is six years, and we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase.
As of December 31, 2022, unrecognized stock-based compensation expense is $4,696, which is expected to be recognized as stock-based compensation expense over a weighted average period of 1.05 years.

NOTE 13.        SEGMENT INFORMATION
We operate in one segment: the design, development, marketing and sale of IC solutions for use in electronic display devices. We generate our revenue from two broad product markets: the Mobile market and the Home & Enterprise market. The chief operating decision maker, or CODM, is our CEO. Our CODM evaluates financial performance and allocates resources using financial information reported on a company-wide basis. The Cinema market does not contribute material revenue and is therefore being included in this one segment.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2022	2021
Japan	$37,675	$27,001
China	25,570	23,977
U.S.	3,442	1,624
Taiwan	3,032	2,142
Korea	277	116
Europe	150	242
	$70,146	$55,102

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2022	2021
Distributors:
All distributors	57%	56%
Distributor A	29%	27%
Distributor B	17%	13%
End Customers: [1]
Top five end customers	76%	76%
End customer A	37%	35%
End customer B	14%	22%
End customer C	13%	8%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2022	2021
Account W	31%	41%
Account X	27%	27%
Account Y	12%	1%
Account Z	11%	15%

NOTE 14.     REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
During the third quarter of 2021, Pixelworks and our subsidiary, PWSH, entered into a capital increase agreement (the "Capital Increase Agreement") with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”) (together, the “Investors” and the “ESOP” are referred to below as the “Capital Contributors”). The ESOP entities do not qualify as Employee Share Ownership Programs under IRC 4975(e)(7), but do qualify as employee share ownership plans qualified under the laws of China, under which the employees hold a pro rata share of an ESOP partnership entity that then holds an equity ownership in trust for employees.
Under the Capital Increase Agreement, during 2021, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the ESOP entities invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. The agreement further provided that the Capital Contributors have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with Pixelworks on the same terms and conditions as Pixelworks, a right to participate on a pro rata basis in any future financing rounds of PWSH, and Pixelworks’ agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon initial public offering on the STAR Market.
Prior to entering into a certain supplemental agreement, each Investor had the right to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH did not consummate an initial public offering on the STAR Market on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the condensed consolidated balance sheets. Until the interest that was to accrue on the redeemable non-controlling interest was deleted with the Supplemental Agreement, the Company had elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method (as the non-controlling interest was probable of becoming redeemable upon the passage of time for the original issuance price plus 3% annual interest).
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
In connection with the Supplemental Agreement, on March 24, 2022, Pixelworks and the Capital Contributors entered into a side letter to the Capital Increase Agreement (the “Side Letter”) which provides that, in the event of a change in control of Pixelworks, Pixelworks shall ensure that the definitive agreement related to such transaction includes a post-closing repurchase covenant that requires the successor entity in such transaction to repurchase all of PWSH’s equity held by a Capital Contributor at the original subscription price plus 20% upon the request of the Capital Contributor within 60 days after (a) the change in control; or (b) if PWSH fails to consummate its initial public offering by June 30, 2024, because Pixelworks decides against pursuing the offering. If PWSH continues to diligently pursue the application but the initial public offering still fails to launch by June 30, 2024, the redemption obligation of the Supplemental Agreement would instead apply. The Side Letter terminates on the launch date of PWSH’s initial public offering.
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
On December 21, 2022, the Company and its subsidiary, PWSH, entered into a capital increase agreement (the “CIA”) with Jing Xin Ying (Shanghai) Management Consulting Partnership (Limited Partnership), an entity owned by certain of the employees of PWSH (the “ESOP”). The ESOP invested approximately $1,407 in exchange for an equity interest in PWSH of 0.54%, based on a pre-money valuation of PWSH of RMB 1,750,000 ($251,256 USD), which includes a discount of 50%.
The CIA provides that if there is a change in control of PWSH that closes prior to its filing an application for the Listing, each capital contributor would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing. The ESOP has a redemption right that is identical to that held by the other ESOP investors from the financing round that closed in 2021: if the Listing is not consummated prior December 31, 2024, the 2022 ESOP may elect to require a repurchase of its respective equity interest for a price equal to the initial purchase price paid plus annual simple interest at a rate of 5%.
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
The components of the change in redeemable non-controlling interests for the year ended December 31, 2022 are presented in the following table (in thousands):

Carrying Value of Redeemable NCI as of January 1, 2022	$30,905
Net income attributable to redeemable non-controlling interest	626
Effect of foreign currency translation attributable to redeemable non-controlling interest	(2,612)
Carrying Value of Redeemable NCI as of December 31, 2022	$28,919

NOTE 15: NON-CONTROLLING INTEREST
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

When the Company’s relative ownership interest in PWSH changes, adjustments to non-controlling interest and paid-in capital, tax effected, will occur. Because these changes in the ownership interest in PWSH do not result in a change of control, the transactions are accounted for as equity transactions under ASC Topic 810, (-Consolidations), which requires that any differences between the carrying value of the Company’s interest in PWSH and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, there are no substantive profit-sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders of PWSH and non-controlling interest pro rata based on ownership interests in PWSH. The following table reconciles the initial investment by the Purchasers and the carrying value of their non-controlling interest as of the Closing Date (as defined in the Equity Transfer Agreement):

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2022	$—
Increase in additional paid-in capital	12,184
Closing and direct costs incurred	(1,446)
Net income attributable to non-controlling interest	171
Carrying Value of Permanent Equity Non-Controlling Interest as of December 31, 2022	$10,909

NOTE 16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
2022
Revenue, net	$16,628	$19,078	$17,552	$16,888
Gross profit	8,763	9,348	8,796	8,974
Loss from operations	(3,881)	(5,197)	(4,731)	(3,008)
Loss before income taxes	(3,719)	(5,096)	(4,566)	(2,736)
Net loss attributable to Pixelworks Inc.	(4,592)	(5,008)	(4,496)	(1,934)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	(0.09)	(0.09)	(0.08)	(0.04)
2021
Revenue, net	$9,270	$14,050	$15,196	$16,586
Gross profit	3,725	7,110	7,985	8,873
Loss from operations	(7,914)	(4,457)	(3,904)	(3,727)
Loss before income taxes	(7,858)	(4,275)	(3,850)	(3,562)
Net loss attributable to Pixelworks Inc.	(8,075)	(4,382)	(4,073)	(3,291)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	(0.16)	(0.08)	(0.08)	(0.06)

NOTE 17.    SUBSEQUENT EVENTS

On December 21, 2022, the Company and its subsidiary, PWSH, entered into a capital increase agreement (the “CIA”) with certain private equity investors based in China who have agreed to pay a total of RMB 100,000 ($14,300 USD) in exchange for an equity interest in PWSH of 2.76%, based on a pre-money value of PWSH of RMB 3,500,000 ($501,400 USD). This transaction closed in February 2023.

The CIA provides that if there is a change in control of PWSH that closes prior to its filing an application for the Listing, each capital contributor would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors - Director Nominees for Election" and "Information about our Executive Officers" in our Proxy Statement for our 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement") to be filed within 120 days after December 31, 2022 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). To the extent disclosure for delinquent reports is being made, it can be found under the caption "Delinquent Section 16(a) Reports" in the 2023 Proxy Statement and is herein incorporated by reference.

We have adopted a Code of Business Conduct and Ethics (the "Code of Business Conduct and Ethics") that applies to all directors and employees, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Accounting and Financial Officer). We have also adopted a Code of Ethics for Senior or Designated Financial Personnel (the "Code of Ethics for Senior or Designated Financial Personnel") that applies to our Chief Executive Officer (our Principal Executive Officer), our Chief Financial Officer (our Principal Accounting and Financial Officer) and other designated financial personnel. The Code of Business Conduct and Ethics and the Code of Ethics for Senior or Designated Financial Personnel are each available on our website free of charge at www.pixelworks.com. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics or Code of Ethics for Senior or Designated Financial Personnel by posting such information on our website at www.pixelworks.com or by filing a Current Report on Form 8-K.

We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The members of the audit committee are Dean W. Butler, Daniel J. Heneghan, and C. Scott Gibson. The audit committee has the responsibility and authority described in the Pixelworks, Inc. Charter of the Audit Committee of the Board of Directors, which has been approved by our board of directors. A copy of the audit committee charter is available on our website at www.pixelworks.com. Our board of directors has determined that Mr. Butler, Mr. Heneghan and Mr. Gibson meet the independence requirements set forth in Rule 10A-3(b)(1) under the Exchange Act and in the applicable rules of Nasdaq. In addition, our board of directors has determined that Mr. Butler, Mr. Heneghan and Mr. Gibson each qualify as an audit committee financial expert as defined by Securities and Exchange Commission rules.

Item 11.Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related stockholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information about our Equity Compensation Plans" in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Person Transactions" and "Information About Our Board of Directors" in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the captions "Principal Accounting Fees and Services" and "Pre-Approval of Audit and Permissible Non-Audit Services" in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a)1. Financial Statements.
The following financial statements are included in Part II, Item 8 Financial Statements and Supplementary Data:
(a)2.    Financial Statement Schedules.
All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
(a)3. Exhibits.
The exhibits listed below are either filed with this report or incorporated by reference into this report.

Exhibit Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed February 2, 2023).

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

10.2+	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

10.3+	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan.

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

10.8+	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2021).

10.9+	Summary of Pixelworks, Inc. Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

10.10+	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2009).

10.11+	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016).

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

10.16
Office Lease Agreement dated December 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed March 13, 2006).

10.17
Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.18
First Amendment to Office Lease Agreement, dated April 16, 2013, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.19
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

10.22
Third Amendment to Lease, dated January 30, 2019, by and between Kalberer Company and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2019).

10.23	Sales Agreement, dated June 5, 2020, between Pixelworks, inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 5, 2020).

10.24*
Amended and Restated Securities Purchase Agreement dated December 4, 2020, between the Company and the investors named therein. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on March 10, 2021).

10.25*	Form of Capital Increase Agreement (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.26
Schedule identifying agreements substantially identical to the form of Agreement in Exhibit 10.25 hereto (incorporated by reference to Exhibit 10.02a to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.27
Change of Control and Severance Agreement by and between Pixelworks, Inc. and Haley F. Aman, dated January 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022).

10.28
Supplemental Agreement to Capital Increase Agreement dated as of March 24, 2022 between the Company and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

10.29
Side Letter to Capital Increase Agreement dated as of March 24, 2022 between the Company and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

10.30	Form of Equity Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022).

10.31
Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.33 hereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022).

10.32*	Form of Capital Increase Agreement.

10.33	Schedule identifying agreements substantially identical to the form of Agreement in Exhibit 10.32 hereto.

21	Subsidiaries of Pixelworks, Inc.

23.1	Consent of Armanino LLP.

24.1	Power of Attorney (contained on the signature page to this Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensation arrangement.
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

PIXELWORKS, INC.

Dated:	March 8, 2023	By:	/s/ Todd A. DeBonis
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

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer and Director
Todd A. DeBonis	(Principal Executive Officer)	March 8, 2023

/s/ Haley F. Aman	Chief Financial Officer (Principal Accounting and Financial Officer)
Haley F. Aman		March 8, 2023

/s/ Daniel J. Heneghan	Chairman of the Board
Daniel J. Heneghan		March 8, 2023

/s/ Amy Bunszel	Director
Amy Bunszel		March 8, 2023

/s/ Dean W. Butler	Director
Dean W. Butler		March 8, 2023

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 8, 2023

/s/ John Y. Liu	Director
John Y. Liu		March 8, 2023

/s/ David J. Tupman	Director
David J. Tupman		March 8, 2023