Form 10-Q
period 2023-03-31
PIXELWORKS, INC
filed 2023-05-09
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 55,719,725 as of May 5, 2023

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our strategic plan of re-aligning our mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia and our exchange rate risks, our indemnification obligations and litigation risks and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to COVID-19, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Our business is subject to the following principal risks and uncertainties:

•The ongoing effects of the COVID-19 pandemic have disrupted and may continue to disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
•The continued uncertain global economic environment and volatility in global credit, banking and financial markets could materially and adversely affect our business and results of operations.
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
•A significant amount of our revenue comes from a limited number of customers and distributors exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel their orders.
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
•We depend on the manufacturers of our semiconductor products not only to respond to changes in technology and industry standards but also to continue the manufacturing processes on which we rely.
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

NOTE REGARDING COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to exist in areas where we operate and sell our products and services. In response to the COVID-19 pandemic, many state governments in the U.S. and abroad issued restrictive orders, including “shelter in place” or “stay at home” orders, which have restricted their residents from leaving their homes or returning to work. Beginning in March 2022 and lasting through December 2022, various cities in China imposed lockdowns in response to China’s “zero-COVID” policy, leading to weaker consumer demand which has had, and we anticipate may continue to have, an adverse impact on China’s economy, on our customers and on our business. For example, demand in our Mobile market was down during the second half of 2022 and first quarter of 2023, which we believe was largely attributable to the imposed lockdowns in China. More recently, China announced a relaxation of its “zero-COVID” policies, which increases the risk of large outbreaks of COVID-19 in China, which could have an adverse impact on China’s economy, on our customers and on our business.
The spread of COVID-19 has caused us to modify our business practices from time-to-time, including implementing work-from-home policies and limiting travel by our employees. Outbreaks and various strict actions by the Chinese government in response have impacted the ability of our sales team in China to make in-person sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic. While China has relaxed its "zero-COVID" policies, the risk of an outbreak is now higher, which could also require us to change our practices and disrupt our business. Our offices and supply chain partners in Taiwan, and our offices in Japan and North America are fully operational and currently our China offices are fully operational. The Company has, in the past and may continue, in the future, to take certain mitigation measures. For example, and as previously reported, in 2020 the Company implemented several cost-saving measures, including reductions in executive salaries, elimination of bonus programs, and hiring freezes. Since then, the Company has carefully monitored its costs in light of the uncertainty caused by the pandemic.
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$62,841	$56,821
Accounts receivable, net	7,917	10,047
Inventories	2,307	1,760
Prepaid expenses and other current assets	2,513	3,745
Total current assets	75,578	72,373
Property and equipment, net	7,425	4,632
Operating lease right-of-use assets	5,490	3,331
Other assets, net	2,897	3,580
Goodwill	18,407	18,407
Total assets	$109,797	$102,323
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,203	$3,143
Accrued liabilities and current portion of long-term liabilities	8,254	8,849
Current portion of income taxes payable	385	519
Total current liabilities	10,842	12,511
Long-term liabilities, net of current portion	2,113	1,005
Deposit liability	13,801	13,537
Operating lease liabilities, net of current portion	3,716	2,148
Income taxes payable, net of current portion	891	872
Total liabilities	31,363	30,073
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	29,285	28,919
Shareholders’ equity:
Preferred stock	—	—
Common stock	482,551	481,229
Accumulated other comprehensive income	1,845	2,178
Accumulated deficit	(460,381)	(450,985)
Total Pixelworks, Inc. shareholders’ equity	24,015	32,422
Non-controlling interest	25,134	10,909
Total shareholders' equity	49,149	43,331
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$109,797	$102,323
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$9,966	$16,628
Cost of revenue (1)	5,599	7,865
Gross profit	4,367	8,763
Operating expenses:
Research and development (2)	8,666	7,160
Selling, general and administrative (3)	6,072	5,484
Total operating expenses	14,738	12,644
Loss from operations	(10,371)	(3,881)
Interest income and other, net	671	162
Total other income, net	671	162
Loss before income taxes	(9,700)	(3,719)
Provision for income taxes	34	403
Net loss	(9,734)	(4,122)
Less: Net (income) loss attributable to redeemable non-controlling interest	338	(470)
Net loss attributable to Pixelworks Inc.	$(9,396)	$(4,592)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	$(0.17)	$(0.09)
Weighted average shares outstanding - basic and diluted	55,720	53,680

(1) Includes:
Stock-based compensation	24	8
Amortization of acquired intangible assets	—	72

(2) Includes stock-based compensation	491	583

(3) Includes:
Stock-based compensation	651	458
Amortization of acquired intangible assets	—	18
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,734)	$(4,122)
Other comprehensive loss:
Foreign currency translation adjustment	(333)	(152)
Comprehensive loss	(10,067)	(4,274)
Less: comprehensive (income) loss attributable to redeemable non-controlling interest	338	(470)
Total comprehensive loss attributable to Pixelworks, Inc.	$(9,729)	$(4,744)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,734)	$(4,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,166	1,049
Depreciation and amortization	1,081	1,040
Reversal of uncertain tax positions	(2)	(121)
Deferred income tax expense (benefit)	—	364
Amortization of acquired intangible assets	—	90
Changes in operating assets and liabilities:
Accounts receivable, net	2,130	144
Inventories	(547)	(325)
Prepaid expenses and other current and long-term assets, net	3,046	230
Accounts payable	(1,442)	407
Accrued current and long-term liabilities	(2,090)	(4,026)
Income taxes payable	(113)	52
Net cash used in operating activities	(6,505)	(5,218)
Cash flows from investing activities:
Purchases of property and equipment	(2,005)	(540)
Purchases of licensed technology	—	(517)
Net cash used in investing activities	(2,005)	(1,057)
Cash flows from financing activities:
Net proceeds from issuance of equity interest to non-controlling interest	14,596	—
Payments on asset financings	(222)	(367)
Proceeds from issuance of common stock under employee equity incentive plans	156	217
Net cash provided by financing activities	14,530	(150)
Net increase (decrease) in cash and cash equivalents	6,020	(6,425)
Cash and cash equivalents, beginning of period	56,821	61,587
Cash and cash equivalents, end of period	$62,841	$55,162

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43	$41
Cash paid for income taxes, net of refunds received	146	108
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,888	$—
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2023	Shares	Amount
Balance as of December 31, 2022	55,113,186	$481,229	$2,178	$(450,985)	$10,909	$43,331
Stock issued under employee equity incentive plans	606,539	156	—	—	—	156
Stock-based compensation expense	—	1,166	—	—	—	1,166
Foreign currency translation adjustment	—	—	(333)	—	(33)	(366)
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net income attributable to non-controlling interest	—	—	—	—	(338)	(338)
Net loss attributable to Pixelworks, Inc.	—	—	—	(9,396)	—	(9,396)
Balance as of March 31, 2023	55,719,725	$482,551	$1,845	$(460,381)	$25,134	$49,149

2022
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$—	$40,221
Stock issued under employee equity incentive plans	630,876	217	—	—	—	217
Stock-based compensation expense	—	1,049	—	—	—	1,049
Foreign currency translation adjustment	—	—	(152)	—	—	(152)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,592)	—	(4,592)
Balance as of March 31, 2022	53,998,012	$476,910	$(620)	$(439,547)	$—	$36,743
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
As of March 31, 2023, we had an intellectual property portfolio of 286 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
During the third quarter of 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. Our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 14: Non-Controlling Interest", which are incorporated by reference into this section.
PWSH is in the process of preparing to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. We presently intend to qualify PWSH to apply for the Listing in the second half of 2023. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").

Condensed Consolidated Financial Statements
The financial information included herein for the three months ended March 31, 2023 and 2022 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2022 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2023, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2023.
Recent Accounting Pronouncements
The Company’s recently adopted accounting pronouncements are disclosed in Note 2. Summary of Significant Accounting Policies" in Part II, Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2023. We did not adopt any new accounting pronouncements during the three months ended March 31, 2023.
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
Accounts receivable net, consist of the following:

	March 31, 2023	December 31, 2022
Accounts receivable, gross	$7,955	$10,124
Less: allowance for doubtful accounts	(38)	(77)
Accounts receivable, net	$7,917	$10,047

The following is the change in our allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$77	$36
Additions charged (reductions credited)	(39)	27
Balance at end of period	$38	$63

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Finished goods	$1,023	$480
Work-in-process	1,284	1,280
Inventories	$2,307	$1,760

Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Gross carrying amount	$24,514	$20,792
Less: accumulated depreciation and amortization	(17,089)	(16,160)
Property and equipment, net	$7,425	$4,632

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	March 31, 2023	December 31, 2022
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,730)	(6,730)
Acquired intangible assets, net	$—	$—

Developed technology and customer relationships were fully amortized as of March 31, 2022, tradename was fully amortized as of March 31, 2019 and backlog was fully amortized as of September 30, 2018.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the three months ended March 31, 2023. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued payroll and related liabilities	$2,301	$3,632
Operating lease liabilities, current	1,991	1,391
Current portion of accrued liabilities for asset financings	1,423	876
Deferred revenue	185	230
Accrued interest payable	140	246
Accrued commissions and royalties	56	210
Liability for warranty returns	22	15
Other	2,136	2,249
Accrued liabilities and current portion of long-term liabilities	$8,254	$8,849
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
The change in deferred revenue is as follows:

	Three Months Ended
	March 31,
	2023	2022
Deferred revenue:
Balance at beginning of period	$230	$50
Revenue deferred	90	250
Revenue recognized	(135)	(80)
Balance at end of period	$185	$220

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Assets:
Cash equivalents:
Certificates of deposit	$11,000	$—	$—	$11,000
Money market funds	4,634	—	—	4,634

As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$18,836	$—	$—	$18,836
Certificates of deposit	5,000	—	—	5,000
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

NOTE 4: LEASES
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities and current portion of long-term liabilities, and operating lease liabilities in our condensed consolidated balance sheets.
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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of one year to five years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost:	$658	$677

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$640	$705
Leased assets obtained in exchange for new operating lease liabilities	2,726	—
Weighted average remaining lease term (in years)	2.85	2.87
Weighted average discount rate	6.72%	5.00%

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

Operating Lease Payments
Nine months ending December 31, 2023	$1,656
Years ending December 31:
2024	2,321
2025	1,648
2026	578
Thereafter	86
Total operating lease payments	6,289
Less imputed interest	(582)
Total operating lease liabilities	$5,707

As of March 31, 2023, we had $2,726 in operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
IC sales	$9,680	$16,456
Engineering services, license and other	286	172
Total revenues	$9,966	$16,628
IC sales by end market:

	Three Months Ended
	March 31,
	2023	2022
Mobile market	$3,063	$5,572
Home & Enterprise market	6,617	10,884
Total IC sales	$9,680	$16,456
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
Revenue related to the Cinema market was not material during the three months ended March 31, 2023 and 2022, and was therefore included in the engineering, services, license revenue and other category within the Mobile market.

NOTE 6: INTEREST INCOME AND OTHER, NET
Interest income and other, consists of the following:

	Three Months Ended
	March 31,
	2023	2022
Interest income	$508	$130
Other income	108	45
Interest expense	55	(13)
Total interest income and other, net	$671	$162

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

As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first quarter of 2023 and the first quarter of 2022, we recognized offsets to research and development expense of zero and $983, respectively.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2023 and 2022 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $2 and $121 during the first three months of 2023 and 2022, respectively.
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
As of March 31, 2023 and December 31, 2022, the amount of our uncertain tax positions was a liability of $379 and $1,643, respectively, as well as a contra deferred tax asset of $1,470 and $1,353, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $3 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(9,734)	$(4,122)
Less: Net (income) loss attributable to redeemable non-controlling interest	338	(470)
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(9,396)	$(4,592)
Weighted average shares outstanding - basic and diluted	55,720	53,680
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.17)	$(0.09)

Basic and diluted earnings (loss) per share was computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The numerator adjustments include an allocation of PWSH income to the non-controlling interests, the redeemable non-controlling interests and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Employee equity incentive plans	3,891	3,780

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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2023	2022
Japan	$5,559	$7,399
China	3,926	7,131
Taiwan	421	1,164
United States	60	858
Europe	—	76
	$9,966	$16,628

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2023	2022
Distributors:
All distributors	55%	63%
Distributor A	30%	32%
Distributor B	13%	12%
End customers: [1]
Top five end customers	87%	80%
End customer A	42%	32%
End customer B	18%	1%
End customer C	12%	—%
End customer D	—%	32%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2023	December 31, 2022
Account W	39%	27%
Account X	33%	31%
Account Y	9%	11%
Account Z	—%	12%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2023, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligation
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of March 31, 2023, $249 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets.

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

Each of the ESOP entities has the right to require a repurchase of the entire equity interest held by such ESOP entities at the original purchase price paid plus 5% annual interest, if PWSH does not achieve its Listing on or before December 31, 2024. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities will be accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We will recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value as of December 31, 2024. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it will be revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our condensed consolidated statements of operations. The Supplemental Agreement does not remove the obligation to repurchase the ESOP interests if PWSH fails to consummate an initial public offering by December 31, 2024 along with the 5% annual simple interest.
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
The CIA provides that if there is a change in control of PWSH that closes prior to its filing an application for the Listing, each capital contributor would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by the Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing. The ESOP has a redemption right that is identical to that held by the other ESOP investors from the financing round that closed in 2021: if the Listing is not consummated prior December 31, 2024, the 2022 ESOP may elect to require a repurchase of its respective equity interest for a price equal to the initial purchase price paid plus annual simple interest at a rate of 5%.
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
The components of the change in redeemable non-controlling interests for the three months ended March 31, 2023 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2023	$28,919
Effect of foreign currency translation attributable to redeemable non-controlling interest	366
Carrying Value of Redeemable Non-Controlling Interest as of March 31, 2023	$29,285

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
The Equity Transfer Agreement provides the Purchasers with some additional rights: (1) if there is a change in control of PWSH that closes prior to its filing an application for a listing on the STAR Board of the Shanghai Stock Exchange (the “Listing Application”), each Purchaser would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by the Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing Application; and (2) the Company would cause PWSH to give each Purchaser a right to participate on a pro rata basis in any future financing rounds of PWSH, which right also would expire on the filing of a Listing Application.
On December 21, 2022, the Company and its subsidiary, PWSH, entered into a capital increase agreement (the “CIA”) with certain private equity investors based in China who have agreed to pay a total of 99,000 RMB, approximately $14,596 (net of issuance costs) at closing, in exchange for an equity interest in PWSH of 2.76%, based on a pre-money value of PWSH of 3,500,000 RMB, approximately $501,400. This transaction closed in February 2023.
The CIA provides that if there is a change in control of PWSH that closes prior to its filing an application for the Listing, each capital contributor would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by the Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing.
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

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2023	$10,909
Increase in additional paid-in capital	14,742
Net income (loss) attributable to non-controlling interest	(338)
Closing and direct costs incurred	(146)
Effect of foreign currency translation attributable to non-controlling interest	(33)
Carrying Value of Permanent Equity Non-Controlling Interest as of March 31, 2023	$25,134

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
As of March 31, 2023, we had an intellectual property portfolio of 286 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
During the third quarter of 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. Our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 14: Non-Controlling Interest", which are incorporated by reference into this section.
PWSH is in the process of preparing to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. We presently intend to qualify PWSH to apply for the Listing in the second half of 2023. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
For additional information regarding how the COVID-19 pandemic has affected us, please see “NOTE REGARDING COVID- 19” above.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").

Results of Operations
Revenue, net
Net revenue for the three months ended March 31, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenue, net	$9,966	$16,628	$(6,662)	(40)%

Net revenue decreased $6.7 million, or 40%, in the first quarter of 2023 compared to the first quarter of 2022.
Revenue recorded in the first three months of 2023 consisted of $9.7 million in revenue from the sale of integrated circuit ("IC") products and $0.3 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first three months of 2022 consisted of $16.4 million in revenue from the sale of IC products and $0.2 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the first quarter of 2023 compared to the first quarter of 2022 is due to the following factors:
•Sales into the Mobile market decreased $2.5 million or 45%, primarily due to a decrease in customer demand.
•Sales into the Home & Enterprise market decreased $4.3 million or 39%, primarily due to a decrease in customer demand as well as implementing an end-of-life in 2022 on some of our legacy products sold into what we previously referenced as the video delivery market.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended March 31, 2023 and 2022, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	% of revenue	2022	% of revenue
Direct product costs and related overhead [1]	$5,575	56%	$7,776	47%
Stock-based compensation	24	0	8	0
Amortization of acquired intangible assets	—	0	72	0
Inventory charges [2]	—	0	9	0
Total cost of revenue	$5,599	56%	$7,865	47%
Gross profit	$4,367	44%	$8,763	53%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 44% in the first quarter of 2023 compared to 53% in the first quarter of 2022, primarily due to product mix. The decrease in sales into the Home & Enterprise market unfavorably impacted gross profit margin. The decrease was also due to lower absorption of fixed overhead costs.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, amortization related to acquired intangible assets, and the timing and execution of manufacturing ramps as well as other factors.

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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. During the first quarter of 2023, we did not recognize an offset to research and development expense. During the first quarter of 2022, we recognized an offset to research and development expense of approximately $1.0 million.
During the remainder of 2023, we expect to record offsets to research and development expense of approximately $3.2 million for the remaining payment milestones.
Research and development expense for the three months ended March 31, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Research and development	$8,666	$7,160	$1,506	21%

Research and development expense increased $1.5 million, or 21% in the first quarter of 2023 compared to the first quarter of 2022 due to the following factors:
•A $1.0 million benefit related to the co-development agreement was recognized in the first quarter of 2022, there was no benefit recognized in the first quarter of 2023.
•Compensation expense increased $0.2 million due to increased headcount and annual merit salary increases.
•Non-recurring engineering expense increased $0.3 million due to the timing of development activities.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three months ended March 31, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Selling, general and administrative	$6,072	$5,484	$588	11%

Selling, general and administrative expense increased $0.6 million, or 11% in the first quarter of 2023 compared to the first quarter of 2022 due to the following factors:
•Compensation expense increased $0.3 million due to an increased headcount and annual merit salary increases.
•Stock-based compensation increased $0.2 million due to the resignation of our former Chief Financial Officer in January 2022, which resulted in a reversal of stock-based compensation expense in the first quarter of 2022.
•Outside services increased $0.1 million due to fees incurred related to our strategic plan with our PWSH subsidiary.

Provision for income taxes
The provision for income taxes during the 2023 and 2022 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first three months of 2023 and a benefit of $0.1 million for the reversal of previously recorded foreign tax contingencies during the first three months of 2022.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $6.0 million to $62.8 million at March 31, 2023 from $56.8 million at December 31, 2022. The net increase during the first three months of 2023 was the result of $14.6 million received in net proceeds from our non-controlling interest and $0.1 million in proceeds from the issuances of common stock under our employee equity incentive plans. These increases were partially offset by $6.5 million used in operating activities, $2.0 million used for purchases of property and equipment and $0.2 million used for payments on other asset financings.
As of March 31, 2023, our cash and cash equivalents balance consisted of $47.2 million in cash, $11.0 million held in U.S. dollar denominated certificates of deposit and $4.6 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2023, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $7.9 million as of March 31, 2023 from $10.0 million as of December 31, 2022. The average number of days sales outstanding increased to 71 days as of March 31, 2023 from 54 days as of December 31, 2022. The increase in days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the first quarter of 2023, and the fourth quarter of 2022.

Inventories
Inventories were $2.3 million as of March 31, 2023 compared to $1.8 million at December 31, 2022. Inventory turnover decreased to 10.9 as of March 31, 2023 from to 13.7 as of December 31, 2022 primarily due to decreased cost of goods sold during the first quarter of 2023 compared to the fourth quarter of 2022. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
There was no activity under this at the market offering during the three months ended March 31, 2023 or March 31, 2022.
Capital Increase Agreements
We have entered into a Capital Increase Agreement pursuant to which our subsidiary PWSH, received net proceeds from the sale of its securities pursuant thereto in an amount of 279.7 million RMB ($42.3 million USD). Additional information is provided in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", which is incorporated by reference into this section.
We have entered into a Capital Increase Agreement pursuant to which our subsidiary PWSH, received net proceeds from the sale of its securities pursuant thereto in an amount of 99.0 million RMB ($14.6 million USD). Additional information is provided in "Note 14: Non-Controlling Interest", which is incorporated by reference into this section.
Equity Transfer Agreement
We have entered into an Equity Transfer Agreement pursuant to which we received net proceeds of $10.7 million in exchange for a 2.73% equity interest in PWSH. Additional information is provided in "Note 14: Non-Controlling Interest", which is incorporated by reference into this section.

Liquidity
As of March 31, 2023, our cash and cash equivalents balance of $62.8 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the three month period ended March 31, 2023 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 8, 2023.

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

PART II – OTHER INFORMATION

Item 1A.Risk Factors.
The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
Risks Related to COVID-19 and the Global Economy
The ongoing effects of the COVID-19 pandemic have disrupted and may continue to disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
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

The continued uncertain global economic environment and volatility in global credit, banking and financial markets could materially and adversely affect our business and results of operations.
The state of the global economy continues to be uncertain. Additionally, recent high-profile bank failures have caused general uncertainty and concern regarding the liquidity adequacy of the banking industry. As a result of these conditions, we or our manufacturers, vendors and customers might experience deterioration of our or their businesses, cash flow shortages and difficulty obtaining financing, which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of the Company or our customers to obtain financing or of our customers to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, may limit our ability to access the capital we need when we need it, on favorable terms or otherwise, or limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.

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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first three months of 2023 represented 30% of revenue. Sales to our top distributor for the years ended December 31, 2022 and 2021 represented 29% and 27% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 87%, 76% and 76% of revenue for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2022, we had four accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 99%, 95% and 97% of revenue for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
The computation of income tax expense is complex as it is based on the laws of numerous tax jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Income tax expense for interim quarters is based on our forecasted tax rate for the year, which includes forward-looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. For these reasons, our tax rate may be materially different than our forecast.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2023, we held 286 patents and had 18 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
In addition, the Company faces certain liquidity risks from its operations in China. PWSH has, in the past, and may decide in the future, to sell shares of its stock, such as in a private placement similar to that which closed in August 2021, in an initial public offering on a stock exchange located in China, such as the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”), or otherwise. In addition, PWSH may, in the future, become profitable. Any proceeds raised or generated by PWSH are subject to certain PRC laws and regulations that may make it difficult, if not impossible, for the Company to use such proceeds to fund its operations outside of China. For example, China's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore unlikely that funds raised or generated by PWSH will be readily distributable to the Company or its U.S. shareholders. Additionally, cash is transferred through the Company between entities through settling cash owed between one entity and another, for example for services rendered, through intercompany agreements. While currently the Company has been able to settle cash owed between PWSH and other entities within the Company, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, which in turn would adversely affect our results of operations.
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
In August 2021, we announced our strategic plan to transform PWSH into a profit center for our Mobile and Home & Enterprise businesses to improve our access to capital, customers, and talent in China. As part of this strategic plan, we intend to qualify PWSH to file an application for an initial public offering on the STAR Market to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our strategic plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion. Further, the COVID‑19 outbreak, the tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC, including the Listing.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25 million from time to time through Cowen and Company, LLC, as our agent. Through March 31, 2023, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our stock price was $1.37 on March 20, 2023, and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers. As of March 31, 2023, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Form 8-K filed on February 1, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	May 9, 2023	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)