Form 10-Q
period 2023-06-30
PIXELWORKS, INC
filed 2023-08-08
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,214,884 as of August 4, 2023

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$54,477	$56,821
Accounts receivable, net	7,422	10,047
Inventories	5,530	1,760
Prepaid expenses and other current assets	2,693	3,745
Total current assets	70,122	72,373
Property and equipment, net	7,191	4,632
Operating lease right-of-use assets	5,640	3,331
Other assets, net	2,683	3,580
Goodwill	18,407	18,407
Total assets	$104,043	$102,323
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,431	$3,143
Accrued liabilities and current portion of long-term liabilities	9,018	8,849
Current portion of income taxes payable	431	519
Total current liabilities	10,880	12,511
Long-term liabilities, net of current portion	1,883	1,005
Deposit liability	13,214	13,537
Operating lease liabilities, net of current portion	3,588	2,148
Income taxes payable, net of current portion	929	872
Total liabilities	30,494	30,073
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	27,708	28,919
Shareholders’ equity:
Preferred stock	—	—
Common stock	483,810	481,229
Accumulated other comprehensive income	4,198	2,178
Accumulated deficit	(466,418)	(450,985)
Total Pixelworks, Inc. shareholders’ equity	21,590	32,422
Non-controlling interest	24,251	10,909
Total shareholders' equity	45,841	43,331
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$104,043	$102,323
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$13,605	$19,078	$23,571	$35,706
Cost of revenue (1)	8,121	9,730	13,720	17,595
Gross profit	5,484	9,348	9,851	18,111
Operating expenses:
Research and development (2)	6,507	8,521	15,173	15,681
Selling, general and administrative (3)	5,468	6,024	11,540	11,508
Total operating expenses	11,975	14,545	26,713	27,189
Loss from operations	(6,491)	(5,197)	(16,862)	(9,078)
Interest income and other, net	473	101	1,144	263
Total other income, net	473	101	1,144	263
Loss before income taxes	(6,018)	(5,096)	(15,718)	(8,815)
Provision (benefit) for income taxes	126	(88)	160	315
Net loss	(6,144)	(5,008)	(15,878)	(9,130)
Less: Net (income) loss attributable to redeemable non-controlling interest	107	—	445	(470)
Net loss attributable to Pixelworks Inc.	$(6,037)	$(5,008)	$(15,433)	$(9,600)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	$(0.11)	$(0.09)	$(0.28)	$(0.18)
Weighted average shares outstanding - basic and diluted	55,917	54,120	55,666	53,901

(1) Includes:
Stock-based compensation	22	59	46	67
Amortization of acquired intangible assets	—	—	—	72

(2) Includes stock-based compensation	527	647	1,018	1,230

(3) Includes:
Stock-based compensation	710	989	1,361	1,447
Amortization of acquired intangible assets	—	—	—	18
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,144)	$(5,008)	$(15,878)	$(9,130)
Other comprehensive loss:
Foreign currency translation adjustment	2,353	1,668	2,020	1,516
Comprehensive loss	(3,791)	(3,340)	(13,858)	(7,614)
Less: comprehensive (income) loss attributable to redeemable non-controlling interest	107	—	445	(470)
Total comprehensive loss attributable to Pixelworks, Inc.	$(3,684)	$(3,340)	$(13,413)	$(8,084)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,878)	$(9,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,425	2,744
Depreciation and amortization	2,158	2,166
Reversal of uncertain tax positions	(2)	(121)
Deferred income tax expense	—	374
Amortization of acquired intangible assets	—	90
Changes in operating assets and liabilities:
Accounts receivable, net	2,625	(3,723)
Inventories	(3,770)	(729)
Prepaid expenses and other current and long-term assets, net	3,474	2,134
Accounts payable	(2,226)	719
Accrued current and long-term liabilities	(2,623)	(4,270)
Income taxes payable	(29)	(69)
Net cash used in operating activities	(13,846)	(9,815)
Cash flows from investing activities:
Purchases of property and equipment	(2,704)	(839)
Purchases of licensed technology	—	(957)
Net cash used in investing activities	(2,704)	(1,796)
Cash flows from financing activities:
Net proceeds from issuance of equity interest to non-controlling interest	14,596	—
Payments on asset financings	(546)	(625)
Proceeds from issuance of common stock under employee equity incentive plans	156	217
Net cash provided by (used in) financing activities	14,206	(408)
Net decrease in cash and cash equivalents	(2,344)	(12,019)
Cash and cash equivalents, beginning of period	56,821	61,587
Cash and cash equivalents, end of period	$54,477	$49,568

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$187	$131
Cash paid during the period for interest	76	101
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,888	$160
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2023	Shares	Amount
Balance as of December 31, 2022	55,113,186	$481,229	$2,178	$(450,985)	$10,909	$43,331
Stock issued under employee equity incentive plans	606,539	156	—	—	—	156
Stock-based compensation expense	—	1,166	—	—	—	1,166
Foreign currency translation adjustment	—	—	(333)	—	(33)	(366)
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net loss attributable to non-controlling interest	—	—	—	—	(338)	(338)
Net loss attributable to Pixelworks, Inc.	—	—	—	(9,396)	—	(9,396)
Balance as of March 31, 2023	55,719,725	$482,551	$1,845	$(460,381)	$25,134	$49,149
Stock issued under employee equity incentive plans	396,703	—	—	—	—	—
Stock-based compensation expense	—	1,259	—	—	—	1,259
Foreign currency translation adjustment	—	—	2,353	—	(776)	1,577
Net loss attributable to non-controlling interest	—	—	—	—	(107)	(107)
Net loss attributable to Pixelworks, Inc.	—	—	—	(6,037)	—	(6,037)
Balance as of June 30, 2023	56,116,428	$483,810	$4,198	$(466,418)	$24,251	$45,841

2022
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$—	$40,221
Stock issued under employee equity incentive plans	630,876	217	—	—	—	217
Stock-based compensation expense	—	1,049	—	—	—	1,049
Foreign currency translation adjustment	—	—	(152)	—	—	(152)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,592)	—	(4,592)
Balance as of March 31, 2022	53,998,012	$476,910	$(620)	$(439,547)	$—	$36,743
Stock issued under employee equity incentive plans	233,860	—	—	—	—	—
Stock-based compensation expense	—	1,695	—	—	—	1,695
Foreign currency translation adjustment	—	—	1,668	—	—	1,668
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,008)	—	(5,008)
Balance as of June 30, 2022	54,231,872	$478,605	$1,048	$(444,555)	$—	$35,098
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
Nature of Business
Pixelworks is a leading provider of high-performance and power-efficient visual processing semiconductor and software solutions that enable consistently high-quality and authentic viewing experiences in a wide variety of applications. We define our primary target markets as Mobile (smartphone and tablet), Home & Enterprise (projectors, personal video recorders ("PVR"), and over-the-air ("OTA") streaming devices), and Cinema (creation, remastering, and delivery of digital video content). Previously we classified our primary target markets as Mobile, Projector, Video Delivery and Cinema, but have since aggregated the Projector and Video Delivery categories into one market called "Home & Enterprise".
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
As of June 30, 2023, we had an intellectual property portfolio of 280 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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

Condensed Consolidated Financial Statements
The financial information included herein for the three and six months ended June 30, 2023 and 2022 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2022 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2023, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2023.
Recent Accounting Pronouncements
The Company’s recently adopted accounting pronouncements are disclosed in "Note 2. Summary of Significant Accounting Policies" in Part II, Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2023. We did not adopt any new accounting pronouncements during the three months ended June 30, 2023.
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
Accounts receivable net, consist of the following:

	June 30, 2023	December 31, 2022
Accounts receivable, gross	$7,453	$10,124
Less: allowance for doubtful accounts	(31)	(77)
Accounts receivable, net	$7,422	$10,047

The following is the change in our allowance for doubtful accounts:

	Six Months Ended
	June 30,
	2023	2022
Balance at beginning of period	$77	$36
Additions charged (reductions credited)	(46)	17
Balance at end of period	$31	$53

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	June 30, 2023	December 31, 2022
Finished goods	$3,018	$480
Work-in-process	2,512	1,280
Inventories	$5,530	$1,760

Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Gross carrying amount	$24,942	$20,792
Less: accumulated depreciation and amortization	(17,751)	(16,160)
Property and equipment, net	$7,191	$4,632

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	June 30, 2023	December 31, 2022
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,730)	(6,730)
Acquired intangible assets, net	$—	$—

Developed technology and customer relationships were fully amortized as of March 31, 2022, tradename was fully amortized as of March 31, 2019 and backlog was fully amortized as of September 30, 2018.
Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than it's carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment. There were no such triggering events requiring a goodwill impairment assessment during the six months ended June 30, 2023. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued payroll and related liabilities	$3,136	$3,632
Operating lease liabilities, current	2,182	1,391
Current portion of accrued liabilities for asset financings	1,412	876
Deferred revenue	175	230
Accrued interest payable	114	246
Accrued commissions and royalties	33	210
Liability for warranty returns	12	15
Other	1,954	2,249
Accrued liabilities and current portion of long-term liabilities	$9,018	$8,849
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
The change in deferred revenue is as follows:

	Six Months Ended
	June 30,
	2023	2022
Deferred revenue:
Balance at beginning of period	$230	$50
Revenue deferred	130	410
Revenue recognized	(185)	(255)
Balance at end of period	$175	$205

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
As of June 30, 2023:
Assets:
Cash equivalents:
Certificates of deposit	$11,000	$—	$—	$11,000
Money market funds	3,673	—	—	3,673

As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$18,836	$—	$—	$18,836
Certificates of deposit	5,000	—	—	5,000
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
We have operating leases for office buildings and one vehicle. Our leases have remaining lease terms of one year to four years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost:	$643	$668	$1,259	$1,345

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,172	$1,357
Leased assets obtained in exchange for new operating lease liabilities	3,422	—
Weighted average remaining lease term (in years)	2.66	2.70
Weighted average discount rate	6.83%	5.02%

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

Operating Lease Payments
Six months ending December 31, 2023	$1,199
Years ending December 31:
2024	2,513
2025	1,851
2026	705
Thereafter	87
Total operating lease payments	6,355
Less imputed interest	(585)
Total operating lease liabilities	$5,770

As of June 30, 2023, we had no operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
IC sales	$13,535	$18,694	$23,215	$35,149
Engineering services, license and other	70	384	356	557
Total revenues	$13,605	$19,078	$23,571	$35,706
IC sales by end market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Mobile market	$6,858	$7,209	$9,921	$12,780
Home & Enterprise market	6,677	11,485	13,294	22,369
Total IC sales	$13,535	$18,694	$23,215	$35,149
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
Revenue related to the Cinema market was not material during the three and six months ended June 30, 2023 and 2022, and was therefore included in the engineering, services, license revenue and other category within the Mobile market.

NOTE 6: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income	$480	$94	$987	$224
Other income	17	16	125	61
Interest expense	(24)	(9)	32	(22)
Total interest income and other, net	$473	$101	$1,144	$263

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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $1,900 and $855, during the three months ended June 30, 2023 and 2022, respectively and $1,900 and $1,838 during the six months ended June 30, 2023 and 2022, respectively.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2023 and 2022 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $2 and $121 during the first six months of 2023 and 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, the amount of our uncertain tax positions was a liability of $382 and $1,643, respectively, as well as a contra deferred tax asset of $1,470 and $1,353, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $3 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(6,144)	$(5,008)	$(15,878)	$(9,130)
Less: Net (income) loss attributable to redeemable non-controlling interest	107	—	445	(470)
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(6,037)	$(5,008)	$(15,433)	$(9,600)
Weighted average shares outstanding - basic and diluted	55,917	54,120	55,666	53,901
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.11)	$(0.09)	$(0.28)	$(0.18)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Employee equity incentive plans	4,427	4,457	3,986	4,131

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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Japan	$5,122	$9,298	$10,681	$16,696
China	8,203	8,757	12,129	15,888
Taiwan	231	793	652	1,957
United States	49	230	109	1,088
Europe	—	—	—	77
	$13,605	$19,078	$23,571	$35,706

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Distributors:
All distributors	71%	62%	64%	62%
Distributor A	49%	37%	41%	35%
Distributor B	9%	13%	11%	13%
End customers: [1]
Top five end customers	87%	81%	85%	79%
End customer A	29%	36%	34%	34%
End customer B	29%	21%	24%	11%
End customer C	11%	—%	7%	2%
End customer D	9%	—%	11%	—%
End customer E	—%	13%	—%	22%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2023	December 31, 2022
Account V	42%	27%
Account W	27%	31%
Account X	14%	11%
Account Y	10%	4%
Account Z	—%	12%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2023, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligations
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of June 30, 2023, $193 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets.

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
The components of the change in redeemable non-controlling interests for the six months ended June 30, 2023 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2023	$28,919
Effect of foreign currency translation attributable to redeemable non-controlling interest	(1,211)
Carrying Value of Redeemable Non-Controlling Interest as of June 30, 2023	$27,708

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
When the Company’s relative ownership interest in PWSH changes, adjustments to non-controlling interest and paid-in capital, tax effected, will occur. Because these changes in the ownership interest in PWSH do not result in a change of control, the transactions are accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s interest in PWSH and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, there are no substantive profit-sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders of PWSH and non-controlling interest pro rata based on ownership interests in PWSH. The following table reconciles the initial investment by the Purchasers and the carrying value of their non-controlling interest as of the Closing Date (as defined in the Equity Transfer Agreement):

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2023	$10,909
Increase in additional paid-in capital	14,742
Net loss attributable to non-controlling interest	(445)
Closing and direct costs incurred	(146)
Effect of foreign currency translation attributable to non-controlling interest	(809)
Carrying Value of Permanent Equity Non-Controlling Interest as of June 30, 2023	$24,251

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
Overview
Pixelworks is a leading provider of high-performance and power-efficient visual processing semiconductor and software solutions that enable consistently high-quality and authentic viewing experiences in a wide variety of applications. We define our primary target markets as Mobile (smartphone and tablet), Home & Enterprise (projectors, personal video recorders ("PVR"), and over-the-air ("OTA") streaming devices), and Cinema (creation, remastering, and delivery of digital video content). Previously we classified our primary target markets as Mobile, Projector, Video Delivery and Cinema, but have since aggregated the Projector and Video Delivery categories into one market called "Home & Enterprise".
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
As of June 30, 2023, we had an intellectual property portfolio of 280 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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

Results of Operations
Revenue, net
Net revenue for the three and six months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Revenue, net	$13,605	$19,078	(29)%	$23,571	$35,706	(34)%

Net revenue decreased $5.5 million, or 29%, in the second quarter of 2023 compared to the second quarter of 2022 and decreased $12.1 million, or 34%, in the first half of 2023 compared to the first half of 2022.
Revenue recorded in the second quarter of 2023 consisted of $13.5 million in revenue from the sale of integrated circuit ("IC") products and $0.1 million in revenue related to engineering services, license revenue and other. Revenue recorded in the second quarter of 2022 consisted of $18.7 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first half of 2023 consisted of $23.2 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2022 consisted of $35.1 million in revenue from the sale of IC products and $0.6 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the second quarter of 2023 compared to the second quarter of 2022 is due to the following factors:
•Sales into the Mobile market decreased $0.4 million or 5%.
•Sales into the Home & Enterprise market decreased $4.8 million or 42%, primarily due to a decrease in customer demand as well as implementing an end-of-life in 2022 on some of our legacy products sold into what we previously referred to as the video delivery market.
The decrease in IC revenue in the first half of 2023 compared to the first half of 2022 is due to the following factors:
•Sales into the Mobile market decreased $2.8 million or 22%, primarily due to a decrease in customer demand.
•Sales into the Home & Enterprise market decreased $9.1 million or 41%, primarily due to a decrease in customer demand as well as implementing an end-of-life in 2022 on some of our legacy products sold into what we previously referenced as the video delivery market.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of revenue	2022	% of revenue	2023	% of revenue	2022	% of revenue
Direct product costs and related overhead [1]	$8,037	59%	$9,671	51%	$13,611	58%	$17,447	49%
Stock-based compensation	22	0	59	0	47	0	67	0
Amortization of acquired intangible assets	—	0	—	0	—	0	72	0
Inventory charges [2]	62	0	—	0	62	0	9	0
Total cost of revenue	$8,121	60%	$9,730	51%	$13,720	58%	$17,595	49%
Gross profit	$5,484	40%	$9,348	49%	$9,851	42%	$18,111	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 40% in the second quarter of 2023 compared to 49% in the second quarter of 2022, primarily due to product mix. The decrease in sales into the Home & Enterprise market unfavorably impacted gross profit margin. The decrease was also due to lower absorption of fixed overhead costs.
Gross profit margin decreased to 42% in the first half of 2023 compared to 51% in the first half of 2022, primarily due to product mix. The decrease in sales into the Home & Enterprise market unfavorably impacted gross profit margin. The decrease was also due to lower absorption of fixed overhead costs.
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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $1.9 million and $0.9 million, during the three months ended June 30, 2023 and 2022, respectively and $1.9 million and $1.8 million during the six months ended June 30, 2023 and 2022, respectively.
During the remainder of 2023, we expect to record offsets to research and development expense of approximately $1.3 million for the remaining payment milestone.
Research and development expense for the three and six months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Research and development	$6,507	$8,521	(24)%	$15,173	$15,681	(3)%

Research and development expense decreased $2.0 million, or 24% in the second quarter of 2023 compared to the second quarter of 2022 due to the following factors:
•A $1.9 million benefit related to the co-development agreement was recognized in the second quarter of 2023 compared to a $0.9 million benefit recognized in the second quarter of 2022.
•Non-recurring engineering expense decreased $1.0 million primarily due to the timing of development activities.
Research and development expense decreased $0.5 million, or 3% in the first half of 2023 compared to the first half of 2022 due to the following factors:
•Non-recurring engineering expense decreased $0.6 million primarily due to the timing of development activities.
•Stock-based compensation expense decreased $0.2 million primarily due to the change in our stock price.
•These decreases were partially offset by a $0.3 million increase in compensation expense primarily due to annual merit salary increases.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six months ended June 30, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Selling, general and administrative	$5,468	$6,024	(9)%	$11,540	$11,508	0%

Selling, general and administrative expense decreased $0.6 million, or 9% in the second quarter of 2023 compared to the second quarter of 2022 due to the following factors:
•Foreign currency gains and losses decreased $0.4 million primarily due to weakening in the CNY compared to USD.
•Stock-based compensation expense decreased $0.3 million primarily due to the change in our stock price.
•These decreases were partially offset by a $0.1 million increase in travel related expense due to increased travel in Shanghai as COVID-19 restrictions have been lifted.
Selling, general and administrative expense had a negligible increase in the first half of 2023 compared to the first half of 2022 due to the following factors:
•Compensation expense increased primarily due to an increased management bonus accrual due to the timing of achievement of corporate bonus objectives.
•This increase was partially offset by a foreign currency gain due to weakening in the CNY compared to USD.

Provision for income taxes
The provision for income taxes during the 2023 and 2022 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first six months of 2023 and a benefit of $0.1 million for the reversal of previously recorded foreign tax contingencies during the first six months of 2022.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $2.3 million to $54.5 million at June 30, 2023 from $56.8 million at December 31, 2022. The net decrease during the first six months of 2023 was the result of $13.8 million used in operating activities, $2.7 million used for purchases of property and equipment and $0.5 million used for payments on other asset financings. These decreases were partially offset by increases of $14.6 million received in net proceeds from issuance of equity interest to non-controlling interest and $0.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of June 30, 2023, our cash and cash equivalents balance consisted of $39.8 million in cash, $11.0 million held in U.S. dollar denominated certificates of deposit and $3.7 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2023, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $7.4 million as of June 30, 2023 from $10.0 million as of December 31, 2022. The average number of days sales outstanding decreased to 52 days as of June 30, 2023 from 54 days as of December 31, 2022.

Inventories
Inventories were $5.5 million as of June 30, 2023 compared to $1.8 million at December 31, 2022. Inventory turnover decreased to 8.3 as of June 30, 2023 from to 13.7 as of December 31, 2022 primarily due to higher average inventory balances during the second quarter of 2023 compared to the fourth quarter of 2022. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
There was no activity under this at the market offering during the six months ended June 30, 2023 or June 30, 2022.
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

Liquidity
As of June 30, 2023, our cash and cash equivalents balance of $54.5 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the six month period ended June 30, 2023 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 8, 2023.

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
The state of the global economy continues to be uncertain. Additionally, recent high-profile bank failures have caused general uncertainty and concern regarding the liquidity adequacy of the banking industry. As a result of these conditions, we or our manufacturers, vendors and customers might experience deterioration of our or their businesses, cash flow shortages and difficulty obtaining financing, which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of the Company or our customers to obtain financing or of our customers to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets may limit our ability to access the capital we need when we need it, on favorable terms or otherwise, or limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.
The ongoing effects of the COVID-19 pandemic have disrupted and may continue to disrupt our business or the business of our customers or suppliers, and as such, may adversely affect our financial condition.
Our business, the businesses of our customers, and the businesses of our suppliers have been affected and may continue to be affected by the effects of the COVID-19 pandemic and the related governmental, business and community responses to it. Additionally, the economies and financial markets of many countries have been impacted by the pandemic, and the longevity and significance of the resulting economic impact is currently unknown. A significant economic downturn could materially and adversely affect our end customers, and thus could negatively impact demand for our products and our operating results. For example, beginning in March 2022 and lasting through December 2022, various cities in China imposed lockdowns in response to China’s “zero-COVID” policy, leading to weaker consumer demand which has had, and we anticipate may continue to have, an adverse impact on China’s economy, on our customers and on our business. For example, demand in our Mobile market was down during the second half of 2022 and the first quarter of 2023, which we believe was largely attributable to the imposed lockdowns in China.
The spread of COVID-19 may still cause us to modify our business practices from time-to-time, including implementing work-from-home policies and limiting travel by our employees. Currently all of our offices are operating at full capacity and without restrictions, but new outbreaks and various strict actions mandated in response by the local governments with jurisdiction over those offices may require us to reinstate more strict rules, impacting for example the ability of our sales team in China to make in-person sales calls to current and potential customers at the same volume as they did prior to the outbreak of the pandemic. The Company has taken in the past and may continue to take in the future, certain mitigation measures. For example, and as previously reported, in 2020 the Company implemented several cost-saving measures, including reductions in executive salaries, elimination of bonus programs, and hiring freezes. Since then, the Company has carefully monitored its costs in light of the uncertainty caused by the pandemic.

COVID-19 has, and may continue to, negatively affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by the pandemic, which could result in the interruption of our distribution system, temporary or long-term disruption in our supply chains, or delays in the delivery of our product. For example, the Company experienced some mild supply chain disruption in the first quarter of 2022. Our supply chain partners are currently fully operational.
The future impact of the COVID-19 pandemic, as well as any new pandemic that may arise, on our business, as well as the business of our suppliers and customers, and the additional measures that may be needed in response to it, including any new cost-saving measures, will depend on many factors beyond our control and knowledge. We will continually monitor the situation to determine what actions may be necessary or appropriate to address the impact of the pandemic, which may include actions mandated or recommended by federal, state or local authorities.

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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first six months of 2023 represented 41% of revenue. Sales to our top distributor for the years ended December 31, 2022 and 2021 represented 29% and 27% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 85%, 76% and 76% of revenue for the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023 and December 31, 2022 we had four accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 100%, 95% and 97% of revenue for the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., Egis Technology Inc., Hisilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatek Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Renesas Electronics America Inc., Socionext Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc (Shanghai) Technologies Co., Ltd, and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Electronics Corporation, Sony Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2023, we held 280 patents and had 18 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
Additionally, pursuant to our August 2021 Capital Increase Agreement and the agreements for the employee-owned entities that have invested in PWSH (the “ESOP”), PWSH agreed to attempt to complete all requirements to qualify for a Listing such that the Listing is consummated prior to a certain date (for the private equity and strategic investors ("Investors"), June 30, 2024, and for the ESOP, December 31, 2024). If PWSH has not consummated the Listing before those dates, or if it seriously violates certain other restructuring actions required by the Capital Increase Agreement such that a Listing by such dates becomes impossible, the respective purchasers may elect to require that we repurchase the purchaser’s respective equity interest for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). As noted above, various elements in the Listing process are outside our control or may be subject to conditions that are unacceptable to us, and if we fail to obtain the Listing, the provisions of the Capital Increase Agreement would require a use of cash for purposes not otherwise planned for, which in turn would negatively impact our plans for growth and our cash position.

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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25.0 million from time to time through Cowen and Company, LLC, as our agent. Through June 30, 2023, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our stock price was $1.37 on May 4, 2023, and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers. As of June 30, 2023, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

PIXELWORKS, INC.

Dated:	August 8, 2023	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)