Form 10-Q
period 2023-09-30
PIXELWORKS, INC
filed 2023-11-07
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 56,693,517 as of November 3, 2023

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the impact of the COVID-19 pandemic (including any changes in laws or regulations in reaction to same) on Company personnel, on revenue, on Company suppliers, and on Company customers and their respective end markets; the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our strategic plan of re-aligning our mobile, projector, and video delivery businesses and timing and expectations related thereto, including the Listing and timing and benefits thereof, including improved access to new capital markets and the funding of our growth worldwide; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in China and other parts of Asia and our exchange rate risks, our indemnification obligations and litigation risks and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to the global economy and COVID-19, risks related to our operations in China, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$50,318	$56,821
Accounts receivable, net	10,165	10,047
Inventories	5,905	1,760
Prepaid expenses and other current assets	2,307	3,745
Total current assets	68,695	72,373
Property and equipment, net	6,562	4,632
Operating lease right-of-use assets	5,365	3,331
Other assets, net	2,145	3,580
Goodwill	18,407	18,407
Total assets	$101,174	$102,323
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,356	$3,143
Accrued liabilities and current portion of long-term liabilities	10,203	8,849
Current portion of income taxes payable	138	519
Total current liabilities	14,697	12,511
Long-term liabilities, net of current portion	1,645	1,005
Deposit liability	13,227	13,537
Operating lease liabilities, net of current portion	3,043	2,148
Income taxes payable, net of current portion	951	872
Total liabilities	33,563	30,073
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	27,398	28,919
Shareholders’ equity:
Preferred stock		—
Common stock	485,205	481,229
Accumulated other comprehensive income	4,439	2,178
Accumulated deficit	(473,417)	(450,985)
Total Pixelworks, Inc. shareholders’ equity	16,227	32,422
Non-controlling interest	23,986	10,909
Total shareholders' equity	40,213	43,331
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$101,174	$102,323
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$16,032	$17,552	$39,603	$53,258
Cost of revenue (1)	9,150	8,756	22,870	26,351
Gross profit	6,882	8,796	16,733	26,907
Operating expenses:
Research and development (2)	8,752	8,445	23,925	24,126
Selling, general and administrative (3)	5,776	5,082	17,316	16,590
Total operating expenses	14,528	13,527	41,241	40,716
Loss from operations	(7,646)	(4,731)	(24,508)	(13,809)
Interest income and other, net	471	165	1,615	428
Total other income, net	471	165	1,615	428
Loss before income taxes	(7,175)	(4,566)	(22,893)	(13,381)
Provision (benefit) for income taxes	158	(70)	318	245
Net loss	(7,333)	(4,496)	(23,211)	(13,626)
Less: Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest	334	—	779	(470)
Net loss attributable to Pixelworks Inc.	$(6,999)	$(4,496)	$(22,432)	$(14,096)
Net loss attributable to Pixelworks Inc. per share - basic and diluted	$(0.12)	$(0.08)	$(0.40)	$(0.26)
Weighted average shares outstanding - basic and diluted	56,410	54,826	55,917	54,120

(1) Includes:
Stock-based compensation	21	(47)	67	20
Amortization of acquired intangible assets	—	—	—	72

(2) Includes stock-based compensation	452	565	1,470	1,795

(3) Includes:
Stock-based compensation	779	776	2,140	2,223
Amortization of acquired intangible assets	—	—	—	18
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(7,333)	$(4,496)	$(23,211)	$(13,626)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	161	1,657	1,372	3,173
Comprehensive loss	(7,172)	(2,839)	(21,839)	(10,453)
Less: comprehensive (income) loss attributable to redeemable non-controlling interest and non-controlling interest	334	—	779	(470)
Total comprehensive loss attributable to Pixelworks, Inc.	$(6,838)	$(2,839)	$(21,060)	$(10,923)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,211)	$(13,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,677	4,038
Depreciation and amortization	3,211	3,490
Deferred income tax expense	314	396
Reversal of uncertain tax positions	(2)	(121)
Amortization of acquired intangible assets	—	90
Changes in operating assets and liabilities:
Accounts receivable, net	(118)	(2,062)
Inventories	(4,145)	(1,247)
Prepaid expenses and other current and long-term assets, net	4,683	3,131
Accounts payable	1,133	(276)
Accrued current and long-term liabilities	(2,268)	(5,084)
Income taxes payable	(300)	(232)
Net cash used in operating activities	(17,026)	(11,503)
Cash flows from investing activities:
Purchases of property and equipment	(3,440)	(1,287)
Purchases of licensed technology	—	(1,415)
Net cash used in investing activities	(3,440)	(2,702)
Cash flows from financing activities:
Net proceeds from issuance of equity interest to non-controlling interest	14,596	10,738
Payments on asset financings	(932)	(892)
Proceeds from issuance of common stock under employee equity incentive plans	299	387
Net cash provided by financing activities	13,963	10,233
Net decrease in cash and cash equivalents	(6,503)	(3,972)
Cash and cash equivalents, beginning of period	56,821	61,587
Cash and cash equivalents, end of period	$50,318	$57,615

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$302	$17
Cash paid during the period for interest	116	153
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets under extended payment terms	$1,980	$160
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2023	Shares	Amount
Balance as of December 31, 2022	55,113,186	$481,229	$2,178	$(450,985)	$10,909	$43,331
Stock issued under employee equity incentive plans	606,539	156	—	—	—	156
Stock-based compensation expense	—	1,166	—	—	—	1,166
Foreign currency translation adjustment	—	—	(333)	—	(33)	(366)
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net loss attributable to non-controlling interest	—	—	—	—	(338)	(338)
Net loss attributable to Pixelworks, Inc.	—	—	—	(9,396)	—	(9,396)
Balance as of March 31, 2023	55,719,725	$482,551	$1,845	$(460,381)	$25,134	$49,149
Stock issued under employee equity incentive plans	396,703	—	—	—	—	—
Stock-based compensation expense	—	1,259	—	—	—	1,259
Foreign currency translation adjustment	—	—	2,353	—	(776)	1,577
Net loss attributable to non-controlling interest	—	—	—	—	(107)	(107)
Net loss attributable to Pixelworks, Inc.	—	—	—	(6,037)	—	(6,037)
Balance as of June 30, 2023	56,116,428	$483,810	$4,198	$(466,418)	$24,251	$45,841
Stock issued under employee equity incentive plans	577,089	$143	$—	$—	$—	$143
Stock-based compensation expense	—	1,252	—	—	—	$1,252
Foreign currency translation adjustment	—	—	241	—	(80)	$161
Net loss attributable to non-controlling interest	—	—	—	—	(185)	$(185)
Net loss attributable to Pixelworks, Inc.	—	$—	$—	(6,999)	$—	$(6,999)
Balance as of September 30, 2023	56,693,517	$485,205	$4,439	$(473,417)	$23,986	$40,213
2022
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$—	$40,221
Stock issued under employee equity incentive plans	630,876	217	—	—	—	217
Stock-based compensation expense	—	1,049	—	—	—	1,049
Foreign currency translation adjustment	—	—	(152)	—	—	(152)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,592)	—	(4,592)
Balance as of March 31, 2022	53,998,012	$476,910	$(620)	$(439,547)	$—	$36,743
Stock issued under employee equity incentive plans	233,860	—	—	—	—	—
Stock-based compensation expense	—	1,695	—	—	—	1,695
Foreign currency translation adjustment	—	—	1,668	—	—	1,668
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,008)	—	(5,008)
Balance as of June 30, 2022	54,231,872	$478,605	$1,048	$(444,555)	$—	$35,098
Stock issued under employee equity incentive plans	604,167	170	—	—		170
Stock-based compensation expense	—	1,294	—	—	$—	1,294
Foreign currency translation adjustment	—	—	1,657	—	$—	1,657
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	$10,738	10,738
Net loss attributable to Pixelworks, Inc.				(4,496)	$—	(4,496)
Balance as of September 30, 2022	54,836,039	$480,069	$2,705	$(449,051)	$10,738	$44,461
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
Pixelworks has been a pioneer in visual processing technology for over 20 years. We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. We launched one of the industry’s first single-chip SoCs for digital projection. We were the first company to integrate motion estimation / motion compensation technology ("MEMC") as a mobile-optimized solution for smartphones. In 2019, we introduced our Hollywood award-winning TrueCut MotionTM® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content.
As of September 30, 2023, we had an intellectual property portfolio of 278 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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

PWSH is in the process of preparing to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. The CSRC and the SSE may relax the standards, but there is no guarantee that this will happen in any particular time frame. The Company will continue to prepare our application so it is ready to file once the situation changes or PWSH achieves profitability under China GAAP standards. Any listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine months ended September 30, 2023 and 2022 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2022 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2023, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2023.
Recent Accounting Pronouncements
The Company’s recently adopted accounting pronouncements are disclosed in "Note 2. Summary of Significant Accounting Policies" in Part II, Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2023. We did not adopt any new accounting pronouncements during the three or nine months ended September 30, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Our significant estimates and judgments include those related to revenue recognition, valuation of excess and obsolete inventory, useful lives and recoverability of equipment and other long-lived assets, valuation of goodwill, valuation of share-based payments, income taxes, litigation and other contingencies. The actual results experienced could differ materially from our estimates.

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
Accounts receivable net, consist of the following:

	September 30, 2023	December 31, 2022
Accounts receivable, gross	$10,191	$10,124
Less: allowance for doubtful accounts	(26)	(77)
Accounts receivable, net	$10,165	$10,047

The following is the change in our allowance for doubtful accounts:

	Nine Months Ended
	September 30,
	2023	2022
Balance at beginning of period	$77	$36
Reductions credited	(51)	(10)
Balance at end of period	$26	$26

Inventories
Inventories consist of finished goods and work-in-process, and are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (net realizable value).
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Finished goods	$4,251	$480
Work-in-process	1,654	1,280
Inventories	$5,905	$1,760

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Gross property and equipment	$25,084	$20,792
Less: accumulated depreciation and amortization	(18,522)	(16,160)
Property and equipment, net	$6,562	$4,632

Acquired Intangible Assets, Net
In connection with the acquisition of ViXS (the "Acquisition"), we recorded certain identifiable intangible assets. Acquired intangible assets resulting from this transaction were assigned to Pixelworks, Inc., and consist of the following:

	September 30, 2023	December 31, 2022
Developed technology	$5,050	$5,050
Customer relationships	1,270	1,270
Backlog and tradename	410	410
	6,730	6,730
Less: accumulated amortization	(6,730)	(6,730)
Acquired intangible assets, net	$—	$—

Developed technology and customer relationships were fully amortized as of March 31, 2022, tradename was fully amortized as of March 31, 2019 and backlog was fully amortized as of September 30, 2018.

Goodwill
Goodwill resulted from the Acquisition, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment or a sustained decrease in stock price. Our stock price has declined recently, however, combined with our assessment of other events and circumstances, we do not believe this to be a current triggering event requiring a goodwill impairment assessment as of September 30, 2023. . We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued payroll and related liabilities	$3,938	$3,632
Operating lease liabilities, current	2,423	1,391
Current portion of accrued liabilities for asset financings	1,295	876
Deferred revenue	400	230
Accrued interest payable	88	246
Accrued commissions and royalties	30	210
Other	2,029	2,264
Accrued liabilities and current portion of long-term liabilities	$10,203	$8,849
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
The change in deferred revenue is as follows:

	Nine Months Ended
	September 30,
	2023	2022
Deferred revenue:
Balance at beginning of period	$230	$50
Revenue deferred	385	940
Revenue recognized	(215)	(730)
Balance at end of period	$400	$260

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Assets:
Cash equivalents:
Certificates of deposit	$10,000	$—	$—	$10,000
Money market funds	970	—	—	970

As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$18,836	$—	$—	$18,836
Certificates of deposit	5,000	—	—	5,000
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
We have operating leases for office buildings and two vehicles. Our leases have remaining lease terms of one year to four years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost:	$765	$659	$2,129	$2,004

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,025	$2,076
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	3,881	734
Weighted average remaining lease term (in years)	2.39	2.90
Weighted average discount rate	6.93%	4.18%

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

Operating Lease Payments
Three months ending December 31, 2023	$594
Years ending December 31:
2024	2,733
2025	1,856
2026	698
Thereafter	86
Total operating lease payments	5,967
Less imputed interest	(501)
Total operating lease liabilities	$5,466

As of September 30, 2023, we had no operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
IC sales	$15,972	$17,188	$39,187	$52,337
Engineering services, license and other	60	364	416	921
Total revenues	$16,032	$17,552	$39,603	$53,258
IC sales by end market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Mobile market	$8,237	$5,738	$18,158	$18,519
Home & Enterprise market	7,735	11,450	21,029	33,818
Total IC sales	$15,972	$17,188	$39,187	$52,337
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
Revenue related to the Cinema market was not material during the three and nine months ended September 30, 2023 and 2022, and was therefore included in the engineering services, license revenue and other category within the Mobile market.

NOTE 6: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income	$500	$165	$1,487	$388
Interest expense	(29)	(10)	3	(32)
Other income	—	10	125	72
Total interest income and other, net	$471	$165	$1,615	$428

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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $43 and $0, during the three months ended September 30, 2023 and 2022, respectively and $1,943 and $1,838 during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2023 and 2022 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $2 and $121 during the first nine months of 2023 and 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, the amount of our uncertain tax positions was a liability of $381 and $378, respectively, as well as a contra deferred tax asset of $1,443 and $1,353, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor or if the statute of limitation expires, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the liability for unrecognized tax benefits and interest and penalties of approximately $3 within the next twelve months due to the expiration of statutes of limitation in foreign jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(7,333)	$(4,496)	$(23,211)	$(13,626)
Less: Net (income) loss attributable to redeemable non-controlling interest and non-controlling interest	334	—	779	(470)
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(6,999)	$(4,496)	$(22,432)	$(14,096)
Weighted average shares outstanding - basic and diluted	56,410	54,826	55,917	54,120
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.12)	$(0.08)	$(0.40)	$(0.26)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Employee equity incentive plans	4,183	3,997	4,001	4,003

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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
China	$8,777	$5,482	$20,906	$21,371
Japan	7,070	10,908	17,752	27,604
Taiwan	185	464	836	2,421
United States	—	648	109	1,736
Korea	—	50	—	50
Europe	—	—	—	76
	$16,032	$17,552	$39,603	$53,258

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Distributors:
All distributors	60%	57%	63%	61%
Distributor A	50%	29%	45%	33%
Distributor B	4%	23%	8%	16%
End customers: [1]
Top five end customers	93%	83%	88%	79%
End customer A	40%	39%	37%	36%
End customer B	26%	15%	25%	13%
End customer C	20%	—%	12%	—%
End customer D	3%	12%	4%	6%
End customer E	—%	13%	—%	19%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2023	December 31, 2022
Account W	62%	31%
Account X	27%	27%
Account Y	—%	12%
Account Z	—%	11%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2023, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligations
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. As of September 30, 2023, $128 is included in accrued liabilities and current portion of long-term liabilities in our condensed consolidated balance sheets.

Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next approximately 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

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
The components of the change in redeemable non-controlling interests for the nine months ended September 30, 2023 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2023	$28,919
Net loss attributable to redeemable non-controlling interest	(149)
Effect of foreign currency translation attributable to redeemable non-controlling interest	(1,372)
Carrying Value of Redeemable Non-Controlling Interest as of September 30, 2023	$27,398

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

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2023	$10,909
Increase in additional paid-in capital	14,742
Net loss attributable to non-controlling interest	(630)
Closing and direct costs incurred	(146)
Effect of foreign currency translation attributable to non-controlling interest	(889)
Carrying Value of Permanent Equity Non-Controlling Interest as of September 30, 2023	$23,986

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
Pixelworks has been a pioneer in visual processing technology for over 20 years. We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. We launched one of the industry’s first single-chip SoCs for digital projection. We were the first company to integrate motion estimation / motion compensation technology ("MEMC") as a mobile-optimized solution for smartphones. In 2019, we introduced our Hollywood award-winning TrueCut MotionTM® video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content.
As of September 30, 2023, we had an intellectual property portfolio of 278 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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

PWSH is in the process of preparing to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”). We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. The CSRC and the SSE may relax the standards, but there is no guarantee that this will happen in any particular time frame. The Company will continue to prepare our application so it is ready to file once the situation changes or PWSH achieves profitability under China GAAP standards. Any listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").

Results of Operations
Revenue, net
Net revenue for the three and nine months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
Revenue, net	$16,032	$17,552	(9)%	$39,603	$53,258	(26)%

Net revenue decreased $1.5 million, or 9%, in the third quarter of 2023 compared to the third quarter of 2022 and decreased $13.7 million, or 26%, in the first nine months of 2023 compared to the first nine months of 2022.
Revenue recorded in the third quarter of 2023 consisted of $15.9 million in revenue from the sale of integrated circuit ("IC") products and $0.01 million in revenue related to engineering services, license revenue and other. Revenue recorded in the third quarter of 2022 consisted of $17.2 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first nine months of 2023 consisted of $39.2 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2022 consisted of $52.3 million in revenue from the sale of IC products and $0.9 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the third quarter of 2023 compared to the third quarter of 2022 is due to the following factors:
•Sales into the Home & Enterprise market decreased approximately $3.7 million or 32%, primarily due to a decrease in customer demand as well as implementing an end-of-life in 2022 on some of our legacy products sold into what we previously referred to as the Video Delivery market. These decreases were partially offset by a slight increase in revenue related to an approximately 13% average selling price ("ASP") increase on a product sold into the projector market.
•Sales into the Mobile market increased approximately $2.5 million or 44% due to increased units sold as customers adopt and transition to our next generation mobile product which also has higher ASPs.
The decrease in IC revenue in the first nine months of 2023 compared to the first nine months of 2022 is due to the following factors:
•Sales into the Home & Enterprise market decreased $12.8 million or 38%, primarily due to a decrease in customer demand resulting from customers absorbing inventory purchased with long lead times during the supply shortage in 2022, as well as implementing an end-of-life in 2022 on some of our legacy products sold into what we previously referred to as the Video Delivery market.
•Sales into the Mobile market decreased $0.4 million or 2%, primarily due to decreased unit sales in the first half of 2023 compared to the first half of 2022 which was almost fully offset by increased unit sales in the third quarter of 2023 compared to the third quarter of 2022 combined with increased ASPs as our customers adopt and transition to our next generation mobile product.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of revenue	2022	% of revenue	2023	% of revenue	2022	% of revenue
Direct product costs and related overhead [1]	$9,129	57%	$8,760	50%	$22,741	57%	$26,207	49%
Stock-based compensation	21	0	(47)	0	67	0	20	0
Amortization of acquired intangible assets	—	0	—	0	—	0	72	0
Inventory charges [2]	—	0	43	0	62	0	52	0
Total cost of revenue	$9,150	57%	$8,756	50%	$22,870	58%	$26,351	49%
Gross profit	$6,882	43%	$8,796	50%	$16,733	42%	$26,907	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 43% in the third quarter of 2023 compared to 50% in the third quarter of 2022, primarily due to product mix. The decrease in sales into the Home & Enterprise market unfavorably impacted gross profit margin. The decrease was also due to lower absorption of fixed overhead costs.
Gross profit margin decreased to 42% in the first nine months of 2023 compared to 51% in the first nine months of 2022, primarily due to product mix. The decrease in sales into the Home & Enterprise market unfavorably impacted gross profit margin. The decrease was also due to lower absorption of fixed overhead costs.
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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized a negligible offset to research and development expense during the three months ended September 30, 2023. We did not recognize an offset to research and development expense during the three months ended September 30, 2022. We recognized offsets to research and development expense of $1.9 million and $1.8 million, during the nine months ended September 30, 2023 and 2022, respectively.
During the remainder of 2023, we expect to record an offset to research and development expense of approximately $1.3 million for the remaining payment milestone.
Research and development expense for the three and nine months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
Research and development	$8,752	$8,445	4%	$23,925	$24,126	(1)%

Research and development expense increased $0.3 million, or 4% in the third quarter of 2023 compared to the third quarter of 2022 due to the following factors:
•Compensation expense increased $0.3 million primarily due to increased headcount and annual merit salary increases.
Research and development expense decreased $0.2 million, or 1% in the first nine months of 2023 compared to the first nine months of 2022 due to the following factors:
•Non-recurring engineering expense decreased $0.8 million primarily due to the timing of development activities.
•This decrease was partially offset by a $0.6 million increase in compensation expense, primarily due to increased headcount and annual merit salary increases.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine months ended September 30, 2023 and 2022, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
Selling, general and administrative	$5,776	$5,082	14%	$17,316	$16,590	4%

Selling, general and administrative expense increased $0.7 million, or 14% in the third quarter of 2023 compared to the third quarter of 2022 due to the following factors:
•Accounting and other professional fees increased $0.6 million primarily due to fees incurred related to our strategic plan with our subsidiary, PWSH.
•Travel related expenses increased $0.1 million due to increased travel in Shanghai as COVID-19 restrictions have been lifted.
Selling, general and administrative expense increased $0.7 million, or 4% in the first nine months of 2023 compared to the first nine months of 2022 due to the following factors:
•Accounting and other professional fees increased $0.3 million primarily due to fees incurred related to our strategic plan with our subsidiary, PWSH.
•Travel related expenses increased $0.3 million due to increased travel in Shanghai as COVID-19 restrictions have been lifted.
•Compensation expense increased $0.3 million primarily due to increased headcount and annual merit salary increases.
•Stock-based compensation expense decreased $0.1 million primarily due to the change in our stock price.
•Foreign currency gains and losses decreased $0.1 million primarily due to weakening in the CNY compared to USD.

Provision for income taxes
The provision for income taxes during the 2023 and 2022 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first nine months of 2023 and a benefit of $0.1 million for the reversal of previously recorded foreign tax contingencies during the first nine months of 2022.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $6.5 million to $50.3 million at September 30, 2023 from $56.8 million at December 31, 2022. The net decrease during the first nine months of 2023 was the result of $17.0 million used in operating activities, $3.4 million used for purchases of property and equipment and $0.9 million used for payments on other asset financings. These decreases were partially offset by increases of $14.6 million received in net proceeds from issuance of equity interest to non-controlling interest and $0.3 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of September 30, 2023, our cash and cash equivalents balance consisted of $39.3 million in cash, $10.0 million held in U.S. dollar denominated certificates of deposit and $1.0 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2023, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $10.2 million as of September 30, 2023 from $10.0 million as of December 31, 2022. The average number of days sales outstanding decreased to 42 days as of September 30, 2023 from 54 days as of December 31, 2022. The decrease in days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2023, and the fourth quarter of 2022.
Inventories
Inventories were $5.9 million as of September 30, 2023 compared to $1.8 million at December 31, 2022. Inventory turnover decreased to 6.4 as of September 30, 2023 from to 13.7 as of December 31, 2022 primarily due to higher average inventory balances during the third quarter of 2023 compared to the fourth quarter of 2022. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
There was no activity under this at the market offering during the nine months ended September 30, 2023 or September 30, 2022.
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

Liquidity
As of September 30, 2023, our cash and cash equivalents balance of $50.3 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the nine month period ended September 30, 2023 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 8, 2023.

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
Risks Related to the Global Economy and COVID-19
The continued uncertain global economic environment and volatility in global credit, banking and financial markets could materially and adversely affect our business and results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first nine months of 2023 represented 45% of revenue. Sales to our top distributor for the years ended December 31, 2022 and 2021 represented 29% and 27% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 88%, 76% and 76% of revenue for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023 we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2022 we had four accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 100%, 95% and 97% of revenue for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2023, we held 278 patents and had 18 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
In addition, the Company faces certain liquidity risks from its operations in China. PWSH has, in the past, and may decide in the future, to sell shares of its stock, such as in a private placement similar to that which closed in August 2021, in an initial public offering on a stock exchange located in China, such as the Shanghai Stock Exchange’s ("SSE") Science Technology Innovation Board, known as the STAR Market (the “Listing”), or otherwise. In addition, PWSH may, in the future, become profitable. Any proceeds raised or generated by PWSH are subject to certain PRC laws and regulations that may make it difficult, if not impossible, for the Company to use such proceeds to fund its operations outside of China. For example, China's government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore unlikely that funds raised or generated by PWSH will be readily distributable to the Company or its U.S. shareholders. Additionally, cash is transferred through the Company between entities through settling cash owed between one entity and another, for example for services rendered, through intercompany agreements. While currently the Company has been able to settle cash owed between PWSH and other entities within the Company, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, which in turn would adversely affect our results of operations.
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
The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. The CSRC and the SSE may relax the standards, but there is no guarantee that this will happen in any particular time frame. The Company will continue to prepare our application so it is ready to file once the situation changes or PWSH achieves profitability under China GAAP standards. There can be no assurances that the Listing will occur at all. In the interim, PWSH may require additional funding from Pixelworks to augment its PRC operations, and we cannot give any assurance that such capital will be available from Pixelworks on terms acceptable to us. Any such inability to obtain funds from Pixelworks or other sources may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing stockholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25.0 million from time to time through Cowen and Company, LLC, as our agent. Through September 30, 2023, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing stockholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our closing stock price was $1.07 on October 3, 2023, and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers. As of September 30, 2023, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Form 8-K filed on February 1, 2023).

10.1+	Executive Compensation Recovery Policy, as amended and restated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

+	Indicates a management contract or compensation arrangement.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	November 7, 2023	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)