Form 10-K
period 2023-12-31
PIXELWORKS, INC
filed 2024-03-13
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

16760 SW Upper Boones Ferry Rd. Ste. 101
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 30, 2023 was $88,578,119 based on the closing price of $1.73 per share of common stock on the Nasdaq Global Market on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 8, 2024: 57,796,873
________________________________
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2023.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2023, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
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
•If the Listing is completed, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd.’s (“PWSH”) status as a publicly traded company in China that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
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

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include, but are not limited to, statements regarding: the features, benefits and applications of our technologies and products; market trends and changes, including in the Mobile, Home & Enterprise and Cinema markets; our strategy, including strategy regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; the Equity Transfer Agreement and the redeemable non-controlling interests in our subsidiary, PWSH, including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and expectations related thereto, including the potential Listing and the timing and benefits thereof, plans with respect to our reinvestment of our earnings in China; amortization expectations; our expectations with respect to our co-development agreement and related costs and expenses; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, financing; the success of our products; customer, distributor and manufacturer concentration; current global economic challenges; exchange rate and interest rate risks; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets; cost and investment expectations; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; accounting policies and use of estimates and potential impact of changes thereto; internal controls; the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia, our indemnification obligations and litigation risks; our operations in China, including the risk of changes in the political, economic, legal or social conditions there, and statements relating to our customer agreement that defrays research and development expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation:; unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate; our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia and specifically in China; including any governmental approvals; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; natural disasters, war or pandemics; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K unless otherwise required by law. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 15: Non-Controlling Interest", which are incorporated by reference into this section. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC.

We continue to prepare PWSH to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) once market conditions in China are supportive. We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). There is no guarantee that PWSH will be approved for a Listing at any point in the future. The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. The CSRC and the SSE may relax the standards, but there is no guarantee that this will happen in any particular time frame. Any listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, and related regulations, therefore do not apply to our Company.
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
•Visual Processor ICs. Products in this category work with a mobile application processor to enhance the performance or feature set of the overall display solution. Our Visual Processor ICs can be used with many popular mobile application processors (such as from Qualcomm Incorporated and MediaTek Inc.) to help original equipment manufacturers (“OEMs”) enhance their smartphone or tablet products. In addition, we provide a software development kit to our gaming eco-system partners (including publishers of AAA mobile games) that enables the use of our Rendering Accelerator technology in our visual processors to improve game performance and reduce overall system power while playing high frame rate mobile games.
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
In mobile devices, Apple Inc. ("Apple") has brought wide color gamut to many of their devices, including the iPhone, iPad Pro, MacBook Pro and iMac. These devices deliver the same color gamut used in digital cinema theaters ("DCI-P3"). Meanwhile, TV manufacturers including Samsung Electronics Co., Ltd. ("Samsung"), TCL Technology, Sony Group Corporation (“Sony”), and LG Electronics, Inc. (“LG”) are bringing high contrast, high brightness, or HDR TVs based on organic light emitting diodes (“OLED”) and local-dimming liquid crystal display (“LCD”) panels to the living room. Furthermore, most premium and high-tier smartphones and tablets from Apple, Samsung, Sony, LG, and Huawei Technologies Co., Ltd now include HDR as a standard feature.
Hardware improvements in color and contrast are of little value without content that can take advantage of them. In fact, a significant gap now exists between the vast majority of video content available to consumers and these emerging display devices.
•Contrast and Brightness: Almost all movies available to consumers today use the “Rec.709” ITU standard format. This format defines brightness levels up to around 100 “nits” (a standard measure of brightness), whereas HDR TVs are five to ten times brighter, from 540 nits upwards. Most mobile devices support over 400 nits and sometimes over 1000 nits of peak brightness.
•Color Gamut: DCI-P3 has a 25% larger color gamut than Rec.709.
•Frame Rate: TVs commonly display at 120 frames per second (120 Hz) and up to 240 Hz on more sophisticated higher-end models. All premium tier mobile displays were launched in 2023 with 120 Hz screens, which are quickly cascading down to lower price points. Some of the gaming smartphones now have displays that run at up to 144 Hz.
•Resolution: TVs have achieved 4k resolutions (3840x2160) and mobile devices today can achieve up to 1440x3240 resolution, and while some content is available in 4k resolution, most movies are only available in FHD or HD resolutions, which is typically 1920x1080 and 1280x720, respectively.

Content formats are evolving to take advantage of these display improvements. For example, Dolby Laboratories, Inc. (“Dolby”) introduced the “Dolby Vision™” format for movies and devices, in order to allow consumers to realize the benefits of HDR and wide color gamut. The industry standards body Society of Motion Picture & Television Engineers released a format specification known as “HDR10” that similarly bridges the gap in contrast and color between content and devices. The Ultra-HD Blu-ray disk format and streaming services such as Netflix and Amazon Video now support 4k HDR, aided by improved compression standards such as H.265.
Managing many content formats across a rapidly evolving range of displays is a significant and growing challenge. Older content tends to not get upgraded to the newer formats, yet consumers expect all content to display correctly. As the number of content formats grow, the technology of video processing becomes increasingly complex.
Delivering the intent of the content creator requires sophisticated algorithms and hardware circuits. Frame-rate and motion incompatibilities require a significantly higher level of processing and more sophisticated algorithms in order to avoid creating new problems. For example, Hollywood movies, TV shows, and other premium content are usually authored at 24 frames per second or 24 Hz. At this frame rate, the brain can easily notice the transition from one frame to the next. As the brain and eyes track objects in motion, they have to jump in discrete steps due to the low frame rate. This stop-start motion is perceived by the brain as judder, jitter or strobing, reducing the visible clarity and fidelity of objects in motion and distracting from the main subject of the content. Most TVs today include frame-rate conversion chips, but many reviewers complain about artifacts such as halos, breakup in the image and the so-called “soap opera effect”. Unfortunately, without frame-rate conversion, the video can appear to have judder and blur at levels that have increased substantially as a result of the improvements in contrast, color and detail.
Additionally, when a motion sequence is played on a digital display device, the new updated frame is drawn over the top of the still visible previous frame. This “hold” effect is perceived by the brain as motion blur. There are numerous causes of motion blur. The materials used in constructing pixels on the display take a finite amount of time to transition from one state to another. If this time is too long, the image does not update swiftly and motion sequences seem to smear or blur.
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
•Rendering Accelerator (IRX). We have developed technology that is enabled via a software development kit used by gaming content makers to allow their games to leverage the resources and features of our most current visual processing technology to improve the user experience with high frame rate, high resolution games while reducing overall system power consumption.
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
We utilize direct sales and marketing resources in Japan, China and Taiwan. In addition to sales and marketing representatives, we have field application engineers who provide technical expertise and assistance to manufacturing customers on final product development.
Our global distribution channel is multi-tiered and involves both indirect and direct distribution channels.
Indirect Distribution Channels
•We have indirect distribution relationships through our distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While a distributor's payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 66% and 57% of revenue in 2023 and 2022 respectively.
One of our distributors, Upstar Technology Limited represented more than 10% of revenue in each of 2023 and 2022, and accounted for more than 10% of accounts receivable as of December 31, 2023 and December 31, 2022. Another distributor, Tokyo Electron Device Ltd. accounted for more than 10% of revenue in 2022 and more than 10% of accounts receivable as of December 31, 2022. No other distributor accounted for more than 10% of revenue in 2023 and 2022 or represented more than 10% of accounts receivable as of December 31, 2023 or 2022.
Direct Distribution Channels
We have direct distributor relationships in Japan, China and Taiwan.
•We have established direct relationships with companies that manufacture high-end display systems. Revenue through direct relationships accounted for 34% and 43% of total revenue in 2023 and 2022, respectively.
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
End Customers
Revenue attributable to our top five end customers together represented 87% and 76% of revenue in 2023 and 2022, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2023 and 2022, and accounted for more than 10% of accounts receivable as of December 31, 2023 and 2022. Sales to Guangdong OPPO Mobile Telecommunications Corporation, Ltd. accounted for more than 10% of revenue in each of 2023 and 2022. Sales to Vivo Communication Technology Co. Ltd. represented more than 10% of revenue in 2022. Vecima Networks represented more than 10% of accounts receivable as of December 31, 2022. No other end customer accounted for more than 10% of revenue in 2023 or 2022 or represented more than 10% of accounts receivable as of December 31, 2023 or 2022.

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
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have typically experienced higher revenue from the digital projector component of the Home & Enterprise market in the third quarter, and lower revenue in the first quarter, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end. We have typically experienced higher revenue from the mobile market in the fourth quarter, and lower revenue in the first quarter, as mobile phone OEMs ramp production in advance of Chinese New Year.
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 99.7% and 95.1% of revenue in 2023 and 2022 respectively.
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
We also compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., EGiS Technology Inc., HiSilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatek Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Socionext Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc Communications, Inc., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Corporation, Sony Group Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

Although TrueCut Motion is the first motion grading solution for the cinematic market, competitive solutions could arise rapidly. These competitive solutions could come from several sources, including companies that provide solutions for other post-processing needs (such as Dolby Laboratories, Inc., Epic Games, Inc., Unity Technologies, Adobe Inc., Soluciones Gráficas por Ordenador S.L. (SGO), The Foundry Visionmongers Limited, and Autodesk, Inc.) as well as visual effects studios that use digital effects to reduce artifacts before they are created (such as Wētā FX, DNEG Plc, Pixar Animation Studios, Digital Domain, and Industrial Light & Magic (ILM)). We believe that we would compete favorably with respect to these potential competitive solutions and services in terms of cost, price, functionality, efficiency, patented methods, and time to market.
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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $30.9 million and $30.5 million in 2023 and 2022, respectively. During 2023 and 2022, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an IC product. As a result of the reimbursements, our overall research and development expense was reduced by $3.2 million and $4.3 million in 2023 and 2022, respectively.
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
Intellectual Property
We use a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2023, we held 280 patents and have 18 patent applications pending, compared to 291 patents and 17 patent applications pending as of December 31, 2022. The patents we hold relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays, and in large part, are implemented in our core technologies and products. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 16 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2023, we had a total of 239 employees, the majority of which were full-time, compared to 222 employees as of December 31, 2022.
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

Item 1A.Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2023, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.
Risks Related to the Global Economy
The continued uncertain global economic environment and volatility in global credit, banking and financial markets could materially and adversely affect our business and results of operations.
The state of the global economy continues to be uncertain. Additionally, recent high-profile global business failures, such as the court-ordered liquidation of Chinese property developer Evergrande Group, have caused general uncertainty and concern regarding the health of the economy of China, which is a major market for our products. As a result, we or our manufacturers, vendors and customers might experience deterioration of our or their businesses, cash flow shortages and difficulty obtaining financing, which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of the Company or our customers to obtain financing or of our customers to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, may limit our ability to access the capital we need when we need it, on favorable terms or otherwise, or limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.
Company Specific Risks
If we fail to meet the evolving needs of our markets, identify new products, services or technologies, or successfully compete in our target markets, our revenue and financial results will be adversely impacted.
Pixelworks designs, develops and markets visual processing and advanced media processing solutions for the Mobile, Home & Enterprise and Cinema markets. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $477.0 million as of December 31, 2023. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.

A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel their orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 48% and 29% of revenue for the years ended December 31, 2023 and 2022, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 87% and 76% of revenue for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had two accounts that each represented 10% or more of accounts receivable. As of December 31, 2022, we had four accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancelable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In addition, any proceeds received by PWSH, one of our Chinese subsidiaries, from the private placement of shares (including the transaction that closed in August of 2021) or in connection with the future potential listing of PWSH shares on the STAR Market in Shanghai, are subject to certain PRC laws and regulations that may make it difficult, if not impossible, to use such proceeds to fund those operations of Pixelworks that are not part of PWSH. As a result, it is unlikely that funds raised or generated by PWSH will be readily distributable to Pixelworks.
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
As of December 31, 2023, we had federal, state and foreign net operating loss carryforwards of approximately $154.5 million, $16.3 million, and $89.0 million, respectively, which will begin to expire in 2024. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 99.7% and 95.1% of revenue for the years ended December 31, 2023 and 2022, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
•outbreaks of health epidemics in China or other parts of Asia, such as the recent COVID-19 pandemic;
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
•political and economic instability and tensions, including tensions between China and each of the U.S., Taiwan and Japan;
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
Our cash reserves (including those of PWSH) may be held in part in foreign currencies in amounts that could materially impact the value of those reserves if the U.S. dollar strengthens or weakens against such currencies. In such an event, the corresponding income or expense that is dictated by U.S. GAAP accounting may impact our financial results.
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
We have in the past and may from time-to-time face shortages of components and materials that are critical to the manufacture of our products and our customers’ products. Such critical components and materials may include semiconductor wafers and packages, double data rate memory die, display components, analog-to-digital converters, digital receivers, video decoders and voltage regulators. These shortages may result in additional costs to us and we may be unable to ship our products to our customers in a timely fashion, which could harm our business and adversely affect our results of operations.

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
We compete with specialized and diversified electronics and semiconductor companies that offer display processors or scaling components including: Actions Microelectronics Co., Ltd., ARM Holdings PLC, Dolby Laboratories, Inc., EGiS Technologies, Inc., HiSilicon Technologies Co., Ltd., i-Chips Technology Inc., Lattice Semiconductor Corporation, MediaTek Inc., Novatek Microelectronics Corp., NVIDIA Corporation, Qualcomm Incorporated, Realtek Semiconductor Corp., Socionext Inc., Solomon Systech (International) Ltd., STMicroelectronics N.V., Sunplus Technology Co., Ltd., Synaptics Incorporated, Texas Instruments Incorporated, Unisoc (Shanghai) Technologies Co., Ltd., and other companies. Potential and current competitors may include diversified semiconductor manufacturers and the semiconductor divisions or affiliates of some of our customers, including: Apple Inc., Broadcom Inc., LG Electronics, Inc., MegaChips Corporation, Mitsubishi Digital Electronics America, Inc., NEC Corporation, Panasonic Corporation, Samsung Electronics Co., Ltd., Socionext Inc., ON Semiconductor Corporation, Seiko Epson Corporation, Sharp Corporation, Sony Group Corporation, and Toshiba America, Inc. In addition, start-up companies may seek to compete in our markets.

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
Although our TrueCut Motion product is the first motion grading solution for the cinematic market, competitive solutions could arise rapidly. These competitive solutions could come from several sources, including companies that provide solutions for other post-processing needs (such as Dolby Laboratories, Inc., Epic Games, Inc., Unity Technologies, Adobe Inc., Soluciones Gráficas por Ordenador S.L. (SGO), The Foundry Visionmongers Limited, and Autodesk, Inc.) as well as visual effects studios that use digital effects to reduce artifacts before they are created (such as Wētā FX, DNEG Plc, Pixar Animation Studios, Digital Domain, and Industrial Light & Magic (ILM)).
If we are not able to respond to the rapid technological changes and evolving industry standards in the markets in which we compete, or seek to compete, our products may become less desirable or obsolete.
The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples include the increased adoption of artificial intelligence in visual processing systems, the growing use of broadband to deliver video content, increased display resolution and size, faster screen refresh rates, video capability such as High Dynamic Range, the proliferation of new display devices and the drive to network display devices together. Our failure to predict market needs accurately or to timely develop new competitively priced products or product enhancements that incorporate new industry standards and technologies, including integrated circuits with increasing levels of integration and new features, using smaller geometry process technologies, may harm market acceptance and sales of our products.
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
We depend on the manufacturers of our semiconductor products not only to respond to changes in technology and industry standards but also to continue the manufacturing processes on which we rely.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies As of December 31, 2023, we held 280 patents and had 18 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as acts of war and terrorism.
A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Such events could result in physical damage to one or more facilities, the temporary closure of one or more facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from local and overseas suppliers, which may impact quality assurance, product costs, and product supply and timing. In the event our or our suppliers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted for the affected quarter or quarters. In addition, large-scale cybersecurity attacks, acts of war or terrorism, global pandemics such as the COVID-19 pandemic, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, suppliers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, suppliers, partners or customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.
Risks Related to Our Operations in China
We face additional risks associated with our operations in China, including the risk of changes in China’s political, economic or social conditions or changes in U.S.-China relations, as well as liquidity risks, any of which may adversely and materially affect our results of operations, financial position and value of our securities.
We have, and expect to continue to have, more than a majority of our operations in China as PWSH, one of our Chinese subsidiaries, is a full profit-and-loss center underneath the Company for our Mobile and Home & Enterprise businesses. The economy of China differs from the economies of the United States in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and because more than a majority of our operations are in China, our results of operations, financial position and value of our securities may be materially harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, recent statements and actions by the United States regarding the export of certain semiconductor technology, although not applicable to our technology or products, could result in responsive actions taken by China that could adversely impact our operations, financial position, or the value of our securities.

In addition, the Company faces certain liquidity risks from its operations in China. PWSH has, in the past, and may decide in the future, to sell shares of its stock, such as in a private placement similar to that which closed in August 2021, in an initial public offering on a stock exchange located in China, such as the STAR Market, or otherwise. In addition, PWSH may, in the future, become profitable. Any proceeds raised or generated by PWSH are subject to certain PRC laws and regulations that may make it difficult, if not impossible, for the Company to use such proceeds to fund its operations outside of China. For example, China’s government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore unlikely that funds raised or generated by PWSH will be readily distributable to the Company or its U.S. shareholders. To date, no dividends or distributions have been made by PWSH to either the Company or its U.S. investors. Additionally, cash is transferred through the Company between entities through settling cash owed between one entity and another, for example for services rendered, through intercompany agreements, and the Company intends to continue settling amounts owed in the ordinary course of business in this manner. During the fiscal years ended December 31, 2022 and December 31, 2023, an aggregate of $8.6 million in cash was transferred from the Company to PWSH, and $14.2 million from PWSH to the Company as part of such settlements. While currently the Company has been able to settle cash owed between PWSH and other entities within the Company, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, which in turn would adversely affect our results of operations.
We face legal and operational risks related to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws, required approvals and permissions, and regulations in China, which could adversely affect us and limit the legal protections available to the Company and its shareholders, as well as materially and adversely affect our business and value of our securities.
While the overall effect of legislation over the past two decades has significantly enhanced the protections afforded to various foreign investments in China, China has not developed a fully integrated legal system based on the rule of law, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Because the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to the Company. Uncertainties due to evolving laws and regulations could also impede the ability of an entity based in China, such as our Chinese subsidiaries, to obtain or maintain permits or licenses required to conduct business in China. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. In addition, China's legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the violation occurs. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. These uncertainties may also impede our ability to enforce the contracts entered into by our Chinese subsidiaries and could materially and adversely affect our business and results of operations.
The PRC government at times will exercise significant oversight and discretion over the conduct of business in the PRC and may intervene or influence business operations as the government deems appropriate to further regulatory, political and societal goals. Our Chinese subsidiaries are required to obtain certain permits and licenses from certain PRC government agencies to operate businesses in China, such as business licenses from the SAMR, registrations with PRC tax authorities, filings with PRC customs for carrying out export and import business activities and registrations with China’s State Administration of Foreign Exchange (SAFE) for the ability to receive funds from offshore entities and transfer funds to offshore entities. The Company has determined, in consultation with its general counsel, that we are not currently required to obtain permissions or approvals from the CAC. The Company is also not currently required to obtain permissions or approvals from the CSRC, but would need to obtain approval from CSRC if PWSH applies for the Listing, and as a listed company PWSH would continue to be subject to CSRC rules and regulations. As of the date of this filing, our Chinese subsidiaries have obtained the required business licenses from the SAMR and complied with registration and filing requirements of other Chinese government agencies, and have not been denied such registrations or filings by any PRC authority, however, if we do not receive or maintain the necessary permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations or interpretations change and we become required to obtain such permissions or approvals in the future and we fail to do so, we may be subject to investigations, fines, penalties, suspensions in operations, or other punitive action which could result in a material adverse change in our PRC operations and our results of operation, which in turn could cause our stock price to be materially and adversely affected.

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
If we are unable to implement our strategy to expand our PRC operations, including the positioning of PWSH to qualify and seek an initial public offering on the STAR Market, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
In August 2021, we announced our strategic plan to transform PWSH into a profit center for our Mobile and Home & Enterprise businesses to improve our access to capital, customers, and talent in China. As part of this strategic plan, we intend to qualify PWSH to file an application for an initial public offering on the STAR Market to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our strategic plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the SSE in its discretion. Further, the COVID‑19 outbreak, the tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC, including the Listing.
Additionally, pursuant to our August 2021 Capital Increase Agreement and the agreements for the employee-owned entities that have invested in PWSH (“ESOP”), PWSH agreed to attempt to complete all requirements to qualify for a Listing such that the Listing is consummated prior to a certain date (for the private equity and strategic investors ("Investors"), June 30, 2024, and for the ESOP, December 31, 2024). If PWSH has not consummated the Listing before those dates, or if it seriously violates certain other restructuring actions required by the Capital Increase Agreement such that a Listing by such dates becomes impossible, the respective purchasers may elect to require that we repurchase the purchaser’s respective equity interest for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). As noted above, various elements in the Listing process are outside our control or may be subject to conditions that are unacceptable to us, and if we fail to obtain the Listing, the provisions of the Capital Increase Agreement would require a use of cash for purposes not otherwise planned for, which in turn would negatively impact our plans for growth and our cash position.
The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China generally accepted accounting principles, or China GAAP, standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. The CSRC and the SSE may relax the standards, but there is no guarantee that this will happen in any particular time frame. The Company continues to prepare our application so it is ready to file once the situation changes or PWSH achieves profitability under China GAAP standards, but there can be no assurances that the Listing will occur at all. In the interim, PWSH may require additional funding to augment its PRC operations, and we cannot give any assurance that such capital will be available on terms acceptable to us. Any such inability to obtain funds may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
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
If the Listing is completed, PWSH’s status as a publicly traded company in China that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
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
The CSRC initially launched the STAR Market in June 2019 and trading on that market began in July 2019. No assurance can be given regarding the effect of the Listing on the market price of PWSH shares or on the price of our common stock on the Nasdaq Global Market. The market price of the PWSH shares and Pixelworks common stock may be volatile or may decline for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the proposed Listing.

If the Listing is completed, Pixelworks and PWSH both will be public reporting companies, but each will be subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
If PWSH completes the Listing, it will be subject to accounting, disclosure, and other regulatory requirements of the CSRC and the STAR Market. At the same time, Pixelworks will remain subject to accounting, disclosure, and other regulatory requirements of the SEC and the Nasdaq Global Market. As a result, Pixelworks and PWSH periodically will disclose information simultaneously pursuant to differing laws and regulations. The information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture, and expression habit, in composition of investors in the United States and PRC, and in the capital markets of the United States and the PRC. Differing disclosures could lead to confusion or uncertainty among investors in the publicly traded shares of one or both companies. Differences between the price of PWSH shares on the STAR Market and the price of Pixelworks common stock on Nasdaq Global Market could lead to increased volatility, as some investors seek to arbitrage price differences. Additionally, news about PWSH may affect the price of Pixelworks’ common stock, and vice versa, creating additional uncertainty and volatility.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing shareholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25.0 million from time to time through Cowen and Company, LLC, as our agent. Through December 31, 2023, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our stock price was $2.91 on March 8, 2024 and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.

In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers. As of December 31, 2023, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.
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

Item 1B.Unresolved Staff Comments.
Not applicable.

Item 1C.    Cybersecurity.

We place the utmost importance on the security of our systems and the data we handle. We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes.
To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, vulnerabilities of third parties, including any auditors or consultants who advise on our cybersecurity systems, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. The results of such assessments are evaluated by management and reported to our board of directors and the audit committee, and we adjust our cybersecurity policies, standards, processes, and practices as necessary.
Our audit committee is responsible for the oversight of risks from cybersecurity threats and directly oversees our cybersecurity policies and practices, internal controls regarding information security, and compliance with legal and regulatory requirements regarding cybersecurity risks. The audit committee receives regular reports and updates on cybersecurity matters from the leaders of our dedicated security team and management, including developments on existing and new cybersecurity risks and how management is addressing and/or mitigating such risks, cybersecurity and data privacy incidents (if any), the status of key information security initiatives, vulnerability assessments, as well as on existing and emerging threat landscapes. Additionally, on at least an annual basis, the audit committee reviews and discusses with management our policies and programs with respect to the audit committee’s oversight of cybersecurity threats, which enable the audit committee’s effective oversight of our overall cybersecurity risk and compliance posture. The audit committee regularly reports to the board of directors on these matters.
We have a dedicated security team led by our Director of Worldwide IT, who, in coordination with management, including our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in accordance with our incident response and recovery plans. Threats and incidents that are identified as potentially significant are promptly reported to the audit committee. Our dedicated security team has over 20 years of experience in managing and monitoring corporate cybersecurity programs.
While risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding cybersecurity risks.

Item 2.Properties.
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2023, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support; administration	46,000	Various dates through August 2026
Toronto	Engineering; administration	12,000	March 2027
California	Administration; engineering; sales	10,000	September 2024
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through May 2025
Oregon	Administration	5,000	December 2024
Japan	Sales; customer support	3,000	January 2025

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
As of March 8, 2024, there were 115 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $2.80. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 15: Non-Controlling Interest", which are incorporated by reference into this section. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC.
We continue to prepare PWSH to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) once market conditions in China are supportive. We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.

As of December 31, 2023, we had an intellectual property portfolio of 280 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems Inc., a corporation organized in Canada ("ViXS").
Historically, significant portions of our revenue have been generated by sales to a relatively small number of end customers and distributors. We sell our products worldwide through a direct sales force, distributors and manufacturers’ representatives. We sell to distributors in China, Japan and Taiwan. Our distributors often provide engineering support to our end customers and often have valuable and established relationships with our end customers. In certain countries in which we operate, it is customary to sell to distributors. While distributor payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, the distributors may provide longer payment terms to end customers than those we would offer.
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 99.7% and 95.1% of revenue in 2023 and 2022, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. The majority of our revenue to date has been denominated in U.S. dollars.
Seasonality
Our business is subject to seasonality related to the markets we serve and the location of our customers. We have typically experienced higher revenue from the digital projector component of the Home & Enterprise market in the third quarter, and lower revenue in the first quarter, as our Japanese customers reduce inventories in anticipation of their March 31 fiscal year end. We have typically experienced higher revenue from the mobile market in the fourth quarter, and lower revenue in the first quarter, as mobile phone OEMs ramp production in advance of Chinese New Year.

Results of Operations
For the year ended December 31, 2023 compared with year ended December 31, 2022.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,		2023 v. 2022
	2023	2022	$ change	% change
Revenue, net	$59,677	$70,146	$(10,469)	(15)%
Net revenue decreased $10.5 million, or 15%, from 2022 to 2023.
Revenue recorded in 2023 consisted of $58.6 million in revenue from the sale of integrated circuits ("IC") products and $1.1 million in revenue related to engineering services, license revenue and other. Revenue recorded in 2022 consisted of $68.2 million in revenue from the sale of IC products and $1.9 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue from 2022 compared to 2023 is due to the following factors:
•Sales into the Home & Enterprise market decreased $17.8 million or 38%, primarily due to a decrease in customer demand resulting from customers absorbing inventory purchased with long lead times during the supply shortage in 2022, as well as implementing an end-of-life in 2022 on some of our legacy products sold into what we previously referred to as the Video Delivery market.
•Sales into the Mobile market increased $8.3 million or 39%, primarily due to increased average selling prices as our customers adopt and transition to our next generation mobile product.
Revenue related to engineering services, license revenue and other decreased $0.9 million or 46% primarily due to a decrease in licensing revenue in the Mobile market. Revenue related to the Cinema market was not material in 2023 or 2022 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2023	% of revenue	2022	% of revenue
Direct product costs and related overhead [1]	$33,599	56.3%	$34,070	48.6%
Inventory charges [2]	280	0.5	82	0.1
Stock-based compensation	89	0.1	41	0.1
Amortization of acquired developed technology	—	0.0	72	0.1
Total cost of revenue	$33,968	56.9%	$34,265	48.8%
Gross profit	$25,709	43.1%	$35,881	51.2%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or net realizable value and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 43% in 2023 compared to 51% in 2022, primarily due to product mix. The decrease in sales into the Home & Enterprise market as well as the increase in sales into the Mobile market both unfavorably impacted gross profit margin. The decrease was also due to lower absorption of fixed overhead costs.
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
Co-Development Agreement
During 2021, we entered into a best-efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of approximately $3.2 and $4.3 million during the years ended December 31, 2023 and 2022, respectively.
Research and development expense was as follows (in thousands):

	Year ended December 31,		2023 v. 2022
	2023	2022	$ change	% change
Research and development	$30,878	$30,521	$357	1%
Research and development expense increased $0.4 million, or 1%, from 2022 to 2023 due to the following factors:
•Compensation expense increased $1.0 million due to an increase in headcount and annual merit salary increases.
•The credit recognized related to the co-development agreement decreased by $1.1 million in 2023 compared to the credit recognized in 2022.
•These increases were partially offset by a $1.7 million decrease in non-recurring engineering expense due to the timing of development activities.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,		2023 v. 2022
	2023	2022	$ change	% change
Selling, general and administrative	$23,467	$22,177	$1,290	6%
Selling, general and administrative expense increased $1.3 million, or 6%, from 2022 to 2023 due to the following factors:
•Compensation expense increased $0.8 million due to an increased management bonus accrual and one time reversal of a payroll tax accrual in 2022.
•Accounting and other professional fees increased $0.5 million primarily due to fees incurred related to our strategic plan with our subsidiary, PWSH.

Interest income and other, net
Interest income and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2023	2022
Interest income	$1,950	$670
Other income	125	80
Interest expense	(25)	(50)
Total interest income and other, net	$2,050	$700
The increase in interest income in 2023 compared to 2022 is due to increased interest earned on our cash and cash equivalents balance due to the increase in the interest rate available throughout the full year in 2023 compared to the full year in 2022.
Provision (benefit) for income taxes
The benefit for income taxes was as follows (in thousands):

	Year ended December 31,
	2023	2022
Provision (benefit) for income taxes	$357	$(884)

The income tax expense of $0.4 million recorded for the year ended December 31, 2023 is primarily composed of tax expense of $0.1 million for our profitable cost-plus jurisdictions and deferred tax expense of approximately $0.3 million.
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
We continue to record a full valuation allowance against our U.S., Canada and China net deferred tax assets as of December 31, 2023 and 2022, as it is not more likely than not that we will realize a benefit from these assets in a future period. As of December 31, 2022, we were no longer more-likely-than-not to realize our remaining Canadian deferred tax assets and have recorded a full valuation allowance. We have not provided a valuation allowance against our other foreign net deferred tax assets as we have concluded it is more-likely-than-not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $11.0 million for the year ended December 31, 2023 and decreased $4.4 million for the year ended December 31, 2022.
As of December 31, 2023, we have federal, state and foreign net operating loss carryforwards of approximately $154.5 million, $16.3 million, and $89.0 million respectively, which will begin expiring in 2024. As of December 31, 2023, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $5.7 million, $5.4 million and $21.9 million respectively. The federal tax credits will begin expiring in 2024 while the state and foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $120.5 million. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $9.3 million from $56.8 million at December 31, 2022 to $47.5 million at December 31, 2023. The net decrease was the result of $18.8 million used in operating activities, $4.0 million used for purchases of property and equipment and licensed technology and $1.4 million used for payments on other asset financings. These decreases were partially offset by increases of $14.6 million received in net proceeds from our non-controlling interest and certain entities owned by employees and $0.3 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of December 31, 2023, our cash and cash equivalents balance consisted of $36.5 million in cash and $1.0 million in cash equivalents held in U.S. dollar denominated money market funds and $10.0 million held in U.S. dollar denominated certificates of deposit. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net increased to $10.1 million at December 31, 2023 from $10.0 million at December 31, 2022. Average number of days sales outstanding increased to 56 days at December 31, 2023 from 54 days at December 31, 2022.
Inventories
Inventories increased to $4.0 million at December 31, 2023 from $1.8 million at December 31, 2022. Inventory turnover decreased to 8.6 at December 31, 2023 from 16.6 at December 31, 2022 primarily due to higher average inventory balances in 2023 compared to 2022. Inventory turnover is calculated based on annual operating results and average inventory balances during the year.
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
There was no activity under this at the market offering during the years ended December 31, 2023 and December 31, 2022.

Capital Increase Agreements
We have entered into a Capital Increase Agreement pursuant to which PWSH, one of our Chinese subsidiaries, received net proceeds from the sale of its securities pursuant thereto in an amount of RMB 279.7 million ($42.3 million USD). Additional information is provided in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", which is incorporated by reference into this section.
We have entered into a Capital Increase Agreement pursuant to which PWSH, one of our Chinese subsidiaries, received net proceeds from the sale of its securities pursuant thereto in an amount of 99.0 million RMB ($14.6 million USD). Additional information is provided in "Note 15: Non-Controlling Interest", which is incorporated by reference into this section.
Equity Transfer Agreement
We have entered into an Equity Transfer Agreement pursuant to which we received net proceeds of $10.7 million in exchange for a 2.73% equity interest in PWSH. Additional information is provided in "Note 15: Non-Controlling Interest", which is incorporated by reference into this section.
Liquidity
As of December 31, 2023, our cash and cash equivalents balance of $47.5 million was highly liquid. We currently anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the twelve months following our 2023 fiscal year end and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet the Company’s cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations, financial position and cash flows.
From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A, Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. We performed a qualitative assessment during the fourth quarter of 2023 and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. As a result, we concluded that a quantitative impairment test was not required and that goodwill was not impaired.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.Financial Statements and Supplementary Data.
The following financial statements and reports are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pixelworks, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Net Realizable Value of Inventories - the Determination of Obsolete or Excess Inventories
As described further in Notes 2 and 3 to the consolidated financial statements, the Company writes down any obsolete, unmarketable, or otherwise impaired inventory to net realizable value. The determination of obsolete or excess inventory requires management to estimate the future demand for the Company’s products. The estimate of future demand is compared to inventory levels to determine the amount, if any, of obsolete or excess inventory. We identified the net realizable value of inventories as a critical audit matter.
The principal considerations for our determination that the net realizable value of inventories is a critical audit matter are that significant judgement by management is needed when determining obsolete or excess inventories, including developing an estimate of future demand. The estimate of future demand requires management to make subjective and complex assumptions related to market conditions, business strategies and technology trends. Given this, significant auditor judgment and effort in performing procedures and evaluating management’s significant assumptions are required for this estimate.

Our audit procedures related to the net realizable value of inventories included the following, among others:
•We obtained management’s analysis for estimated excess or obsolete inventories. We evaluated the appropriateness of management’s approach and tested the completeness and accuracy of the underlying data.
•We evaluated the reasonableness of management’s significant assumptions related to future demand and market conditions considering current and past results, industry reports, and inquiries with management and employees outside of accounting function.
•We assessed management’s ability to forecast by comparing the actual results with the respective forecast for the same period.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2023.

San Francisco, California
March 13, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pixelworks, Inc.
Portland, Oregon

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pixelworks, Inc. and its subsidiaries (the "Company") as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Armanino LLP

San Ramon, California
March 8, 2023

We began serving as the Company's auditor in 2020. In 2023, we became the predecessor auditor.

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$47,544	$56,821
Accounts receivable, net	10,075	10,047
Inventories	3,968	1,760
Prepaid expenses and other current assets	3,138	3,745
Total current assets	64,725	72,373
Property and equipment, net	5,997	4,632
Operating lease right-of-use assets	4,725	3,331
Other assets, net	2,115	3,580
Goodwill	18,407	18,407
Total assets	$95,969	$102,323
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,416	$3,143
Accrued liabilities and current portion of long-term liabilities	9,692	8,849
Current portion of income taxes payable	189	519
Total current liabilities	12,297	12,511
Long-term liabilities, net of current portion	1,373	1,005
Deposit liability	13,781	13,537
Operating lease liabilities, net of current portion	2,567	2,148
Income taxes payable, net of current portion	939	872
Total liabilities	30,957	30,073
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	28,214	28,919
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 57,126,680 and 55,113,186 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	486,324	481,229
Accumulated other comprehensive income	3,378	2,178
Accumulated deficit	(477,161)	(450,985)
Total Pixelworks, Inc. shareholders’ equity	12,541	32,422
Non-controlling interest	24,257	10,909
Total shareholders' equity	36,798	43,331
Total liabilities, redeemable non-controlling interest and shareholders' equity	$95,969	$102,323
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue, net	$59,677	$70,146
Cost of revenue (1)	33,968	34,265
Gross profit	25,709	35,881
Operating expenses:
Research and development (2)	30,878	30,521
Selling, general and administrative (3)	23,467	22,177
Total operating expenses	54,345	52,698
Loss from operations	(28,636)	(16,817)
Interest income and other, net	2,050	700
Loss before income taxes	(26,586)	(16,117)
Provision (benefit) for income taxes	357	(884)
Net loss	(26,943)	(15,233)
Less: Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	767	(797)
Net loss attributable to Pixelworks, Inc.	$(26,176)	$(16,030)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.47)	$(0.30)
Weighted average shares outstanding - basic and diluted	56,163	54,335

(1) Includes:
Stock-based compensation	$89	$41
Amortization of acquired intangible assets	—	72
(2) Includes stock-based compensation	1,866	2,351
(3) Includes:
Stock-based compensation	2,841	2,806
Amortization of acquired intangible assets	—	18
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(26,943)	$(15,233)
Other comprehensive loss:
Foreign currency translation adjustment	1,192	2,612
Foreign pension adjustment	10	53
Tax effect of foreign pension adjustment	(2)	(19)
Comprehensive loss	(25,743)	(12,587)
Less: comprehensive (income) loss attributable to non-controlling interest and redeemable non-controlling interests	767	(797)
Total comprehensive loss attributable to Pixelworks, Inc.	$(24,976)	$(13,384)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,943)	$(15,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,796	5,198
Depreciation and amortization	4,287	4,657
Deferred income tax expense	301	428
Reversal of uncertain tax positions	(2)	(2,171)
Amortization of acquired intangible assets	—	90
Other	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	(28)	(1,339)
Inventories	(2,208)	(291)
Prepaid expenses and other current and long-term assets, net	4,508	1,535
Accounts payable	(727)	486
Accrued current and long-term liabilities	(2,537)	(6,688)
Income taxes payable	(261)	486
Net cash used in operating activities	(18,814)	(12,834)
Cash flows from investing activities:
Purchases of property and equipment	(3,832)	(1,592)
Purchases of licensed technology	(156)	(1,415)
Net cash used in investing activities	(3,988)	(3,007)
Cash flows from financing activities:
Net proceeds from issuance of equity interest to non-controlling interest	14,596	10,738
Payments on asset financings	(1,370)	(1,457)
Proceeds from issuances of common stock under employee equity incentive plans	299	387
Net proceeds from issuance of equity interest to certain entities owned by employees	—	1,407
Net cash provided by financing activities	13,525	11,075
Net decrease in cash and cash equivalents	(9,277)	(4,766)
Cash and cash equivalents, beginning of period	56,821	61,587
Cash and cash equivalents, end of period	$47,544	$56,821

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$315	$188
Cash paid during the year for interest	161	196
Non-cash investing and financing activities:
Purchases of property and equipment and other assets under extended payment terms	$1,922	$1,674
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2021	53,367,136	$475,644	$(468)	$(434,955)	$—	$40,221
Stock issued under employee equity incentive plans	1,746,050	387	—	—	—	387
Stock-based compensation expense	—	5,198	—	—	—	5,198
Foreign currency translation adjustment	—	—	2,612	—	—	2,612
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	10,738	10,738
Net income attributable to non-controlling interest	—	—	—	—	171	171
Net loss attributable to Pixelworks, Inc.	—	—	—	(16,030)	—	(16,030)
Foreign pension adjustment, net of tax of $19	—	—	34	—	—	34
Balance as of December 31, 2022	55,113,186	481,229	2,178	(450,985)	10,909	43,331
Stock issued under employee equity incentive plans	2,013,494	299	—	—	—	299
Stock-based compensation expense	—	4,796	—	—	—	4,796
Foreign currency translation adjustment	—	—	1,192	—	(630)	562
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net loss attributable to non-controlling interest	—	—	—	—	(624)	(624)
Other	—	—	—	—	6	6
Net loss attributable to Pixelworks, Inc.	—	—	—	(26,176)	—	(26,176)
Foreign pension adjustment, net of tax of $2	—	—	8	—	—	8
Balance as of December 31, 2023	57,126,680	$486,324	$3,378	$(477,161)	$24,257	$36,798
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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 15: Non-Controlling Interest", below. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC.
We continue to prepare PWSH to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) once market conditions in China are supportive. We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
Our consolidated financial statements include the accounts of Pixelworks and its subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction (gains) and losses were $429 and $394 for the years ended December 31, 2023 and 2022, respectively.
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

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents

We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents totaled $10,950 and $23,836 as of December 31, 2023 and 2022, respectively and consisted of U.S. denominated money market funds and certificates of deposit.
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are reduced by an allowance for credit losses, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience and current economic conditions, among other factors. Allowances for doubtful accounts were not material as of December 31, 2023 or December 31, 2022.
We adopted ASC 326 using a modified retrospective approach which requires a cumulative effect adjustment as of the beginning of the reporting period in which the guidance is adopted. We adopted Topic 326 effective January 1, 2023. The adoption did not have a material impact on our consolidated financial statements.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful life of the assets which are generally as follows:

Software	Lesser of 3 years or contractual license term
Equipment, furniture and fixtures	2 years
Tooling	2 to 5 years
Leasehold improvements	Lesser of lease term or estimated useful life
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

Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2023.
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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. We performed a qualitative assessment during the fourth quarter of 2023 and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. As a result, we concluded that a quantitative impairment test was not required and that goodwill was not impaired.
Stock-Based Compensation
We currently sponsor a stock incentive plan that allows for issuance of employee stock options and restricted stock awards, including restricted stock units. We also have an employee stock purchase plan for all eligible employees. The fair value of share-based payment awards is expensed using the graded vesting method over the requisite service period, which is generally the vesting period, for each separately-vesting tranche of the entire award. Additionally, any modification of an award that increases its fair value will require us to recognize additional expense.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash equivalent balances by holding our funds in high quality, highly liquid money market accounts. We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers. To mitigate the risk of concentration associated with cash and cash equivalents, funds are held with creditworthy institutions and, at certain times, temporarily swept into insured programs overnight to reduce single firm concentration risk. Amounts on deposit may exceed federal deposit insurance limits.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands the disclosures for reportable segments made by public entities. The amendments retain the existing disclosure requirements in ASC 280 and expand upon them to require public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods, as well as items that were previously disclosed only annually on an interim basis, including disclosures related to a reportable segment’s profit or loss and assets. In addition, entities with a single reportable segment must now provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments do not change the existing guidance on how a public entity identifies and determines its reportable segments. ASU 2023-07 will become effective for us in the year ending December 31, 2024, and early adoption is permitted. We are evaluating the impact that the adoption of ASU 2023-07 will have on our financial position, results of operations and cash flows.

NOTE 3.        BALANCE SHEET COMPONENTS
Inventories
Inventories consist of the following:

	December 31,
	2023	2022
Finished goods	$2,719	$480
Work-in-process	1,249	1,280
Inventories	$3,968	$1,760
We recorded inventory write-downs of $280 and $99 for the years ended December 31, 2023 and 2022, respectively. The inventory write-downs were for lower of cost or net realizable value and excess and obsolescence exposure. The inventory write-downs were offset by sales of previously written-down inventory of $0 and $17 for the years ended December 31, 2023 and 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2023	2022
Equipment, furniture and fixtures	$10,118	$9,637
Software	5,613	6,739
Tooling	5,081	2,903
Leasehold improvements	1,707	1,513
	22,519	20,792
Accumulated depreciation and amortization	(16,522)	(16,160)
Property and equipment, net	$5,997	$4,632

Software amortization was $1,420 and $1,505 for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $2,253 and $2,620 for the years ended December 31, 2023 and 2022, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $615 and $532 for the years ended December 31, 2023 and 2022, respectively.

Goodwill
Goodwill resulted from the Acquisition of ViXS Systems, Inc. in 2017, whereby we recorded goodwill of $18,407. See Note 2: "Summary of Significant Accounting Policies" for information on our assessment of goodwill impairment.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2023	2022
Accrued payroll and related liabilities	$4,286	$3,632
Operating lease liability, current	2,381	1,391
Current portion of accrued liabilities for asset financings	1,124	876
Other accrued expenses	1,901	2,950
Accrued liabilities and current portion of long-term liabilities	$9,692	$8,849

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total
As of December 31, 2023:
Assets:
Cash equivalents:
Money market funds	$950	$—	$—	$950
Certificates of deposit	10,000	—	—	10,000

As of December 31, 2022:
Assets:
Cash equivalents:
Money market funds	$18,836	$—	$—	$18,836
Certificates of deposit	5,000	—	—	5,000
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

We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of 1 year to 3 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$2,884	$2,657
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,762	2,676
Leased assets obtained in exchange for new operating lease liabilities	3,878	994
Weighted average remaining lease term (in years)	2.19	3.12
Weighted average discount rate	7.02%	5.55%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

Operating Lease Payments
Years ending December 31:
2024	$2,656
2025	1,907
2026	713
2027	87
Total operating lease payments	5,363
Less imputed interest	(415)
Total operating lease liabilities	$4,948

As of December 31, 2023, the Company had no operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
IC sales	$58,603	$68,168
Engineering services, license and other	1,074	1,978
Total revenues	$59,677	$70,146

IC sales by end market:

	Year ended December 31,
	2023	2022
Mobile market	$29,416	$21,160
Home & Enterprise market	29,187	47,008
Total IC sales	$58,603	$68,168

For segment information, including revenue by geographic region, see "Note 13. Segment Information".
Revenue related to the Cinema market was not material in 2023 or 2022 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
Contract Balances
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
The Company has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less. The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $110, which we expect to recognize ratably over the next 11 months.
The following table presents the contract assets and contract liabilities recorded on the consolidated balance sheets as of December 31, 2023, 2022 and 2021:

		Year Ended December 31,
	Balance Sheet Classification	2023	2022	2021
Accounts receivable	Accounts receivable, net	$10,075	$10,047	$8,708
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	146	230	50
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	13	15	17
During the years ended December 31, 2023 and 2022, the Company recognized $120 and $50, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 7.     INTEREST INCOME AND OTHER, NET
Interest income and other, net consists of the following:

	Year Ended December 31,
	2023	2022
Interest income	$1,950	$670
Other income	125	80
Interest expense	(25)	(50)
Total interest income and other, net	$2,050	$700
The increase in interest income in 2023 compared to 2022 is due to increased interest earned on our cash and cash equivalents balance due to the increase in the interest rate available throughout the full year in 2023 compared to the full year in 2022.

NOTE 8.     RESEARCH AND DEVELOPMENT
During 2021, we entered into a best-efforts co-development agreement with a customer to defray a portion of the research and development expenses we expect to incur in connection with our development of an integrated circuit product. We expect our development costs to exceed the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $3,243 and $4,338 during the years ended December 31, 2023 and 2022, respectively.

NOTE 9.        INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax loss is as follows:

	Year Ended December 31,
	2023	2022
Domestic	$(14,835)	$(20,196)
Foreign	(11,751)	4,079
Domestic and foreign pre-tax loss	$(26,586)	$(16,117)

Income tax expense (benefit) attributable to operations is comprised of the following:

	Year Ended December 31,
	2023	2022
Current:
Federal	$(325)	$396
State	14	14
Foreign	367	(1,722)
Total current	56	(1,312)
Deferred:
Federal	292	(364)
Foreign	9	792
Total deferred	301	428
Income tax expense (benefit)	$357	$(884)

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21%	21%
Impact of foreign earnings	(10)	(27)
Change in valuation allowance	(43)	28
Tax contingencies, net of reversals	—	13
Corporate restructuring	—	(11)
Expiration of tax attributes	(5)	(12)
Permanent items	19	(2)
Research and development credits	1	4
Stock-based compensation	(3)	(4)
Adjustment to deferred balances	18	(4)
Other	1	(1)
Effective income tax rate	(1)%	5%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Research and experimentation credit and deduction carryforwards	$59,450	$60,041
Net operating loss carryforwards	56,196	44,424
Depreciation and amortization	5,402	5,568
Reserves and accrued expenses	1,458	1,000
Deferred stock-based compensation	725	821
Foreign tax credit carryforwards	81	163
Other	454	1,201
Total gross deferred tax assets	123,766	113,218
Deferred tax liabilities:
Foreign earnings	(248)	(212)
Other	(403)	(620)
Total gross deferred tax liabilities	(651)	(832)
Less valuation allowance	(122,975)	(111,941)
Net deferred tax assets	$140	$445

We continue to record a full valuation allowance against our U.S. Canada and China net deferred tax assets as of December 31, 2023 and 2022, as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against our other net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance increased $11,034 for the year ended December 31, 2023 and decreased $4,431 for the year ended December 31, 2022.
As of December 31, 2023, we had federal, state and foreign net operating loss carryforwards of $154,456, $16,324 and $89,001 respectively, which will begin to expire in 2024 with $31,705 of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2023, we had available federal, state and foreign research and experimentation tax credit carryforwards of $5,734, $5,357, and $21,898 respectively. The federal tax credits will begin expiring in 2024 while the state and foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $120,458.

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
We are not indefinitely reinvested in the earnings of our subsidiaries in China TrueCut, Japan and Taiwan and have accrued tax on the future repatriation of cash for jurisdictions where withholding taxes would apply.
The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. Included in the TCJA is the requirement to capitalize and amortize research and experimental expenditures starting with the first tax year after December 31, 2021. The required capitalization and amortization of these costs resulted in an increase to our taxable income before utilization of our operating loss carryforward. The capitalization did not have a significant impact to our income tax expense or benefit in the years ended December 31, 2023 and 2022.
Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2023, the amount of our uncertain tax positions was a liability of $376 and a reduction to deferred tax assets of $1,370. As of December 31, 2022, the amount of our uncertain tax positions was a liability of $378 and a reduction to deferred tax assets of $1,353.
The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2023	2022
Uncertain tax positions:
Balance at beginning of year	$1,643	$3,646
Reversal of accrual for positions taken in a prior year	(23)	(214)
Accrual for positions taken in current year	112	117
Reversals due to lapse of statute of limitations	(84)	(97)
Reversals due to positions taken in the current year	—	(1,809)
Balance at end of year	$1,648	$1,643
Interest and penalties:
Balance at beginning of year	$88	$101
Accrual for positions taken in prior year	11	11
Accrual for positions taken in current year	—	—
Reversals due to lapse of statute of limitations	(1)	(24)
Balance at end of year	$98	$88
During both the years ended December 31, 2023 and 2022, we recognized $11 of interest and penalties in income tax expense in our consolidated statements of operations.
During the year ended December 31, 2022, one of our Chinese subsidiaries, PWSH settled a portion of the outstanding intercompany debt with the US parent, Pixelworks, Inc. The portion that was not able to be settled was forgiven and was recognized as taxable income in China. We previously accrued for a long term liability in the event that the full amount of the intercompany debt would be recognized as taxable income in China. The related uncertain tax position was reversed as a part of the settlement of the intercompany debt.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statutes of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in unrecognized tax benefits of approximately $81 within the next twelve months due to the expiration of statutes of limitation in federal, state, and foreign jurisdictions, $3 of which is expected to impact our effective tax rate.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2020, 2019 and 2016, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

In January 2024, we were notified that our 2019 and 2020 Canada income tax returns have been selected for audit by the Canadian tax authorities. We have not received any proposed assessments associated with the audit and do not expect any material impacts to our financial statements as a result of the audit. We were not subject to, nor have we received any notice of, income tax examinations in any other jurisdiction as of December 31, 2023.

NOTE 10.        COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $145 and $272 for the years ended December 31, 2023 and 2022, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made contributions of $50 and $54 to the 401(k) plan during the years ended December 31, 2023 and 2022, respectively.
Software licenses
We acquire rights to use certain software engineer design tools under software licenses.
As of December 31, 2023, future minimum payments under non-cancelable software licenses are as follows:

Year Ending December 31,	Software licenses
2024	$1,187
2025	1,067
2026	206
2,460
Less: Interest component	(166)
Present value of minimum software license payments	2,294
Less: Current portion	(1,124)
Long-term portion of obligations	$1,170
Other Contractual Obligation
As part of the acquisition of ViXS Systems, Inc. ("ViXS") in 2017, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments are made on a quarterly basis and end in January 2024. $66 and $308 are included in accrued liabilities and current portion of long-term liabilities in our consolidated balance sheet as of December 31, 2023 and 2022, respectively.
Contract Manufacturers
In the normal course of business, we commit to purchase products from our contract manufacturers to be delivered within the next 90 days. In certain situations, should we cancel an order, we could be required to pay cancellation fees. Such obligations could impact our immediate results of operations but would not materially affect our business.

Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our products and technology. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2023, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Net loss	$(26,943)	$(15,233)
Less: Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	767	(797)
Less: Net income attributable to certain entities owned by employees	—	(89)
Net loss attributable to Pixelworks Inc. - for purposes of earnings per share calculation	$(26,176)	$(16,119)
Weighted average shares outstanding - basic and diluted	56,163	54,335
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.47)	$(0.30)

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
The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Employee equity incentive plans	4,163	4,071
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 12.        SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2023 and 2022.
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
There was no activity under this at the market offering during the years ended December 31, 2023 and December 31, 2022.
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended and restated on certain occasions, most recently on May 11, 2023 when our shareholders approved an increase to the total number of authorized shares to 27,433,333 shares. As of December 31, 2023, 2,509,390 shares were available for grant under the 2006 Plan.
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

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2022:	400,000	$2.33
Granted	—	—
Exercised	—	—
Canceled and forfeited	—	—
Expired	(9,000)	4.80
Options outstanding as of December 31, 2023:	391,000	$2.28

The following table summarizes information about options outstanding as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2023	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2023	Weighted average exercise price
$1.86 - $1.86	52,745	4.69	$1.86	16,484	$1.86
2.00 - 2.00	234,000	2.85	2.00	234,000	2.00
2.07- 6.05	104,255	2.78	3.11	70,334	3.62
$1.86 - $6.05	391,000	3.08	$2.28	320,818	$2.35
During the years ended December 31, 2023 and 2022, there were no options exercised. As of December 31, 2023, options outstanding had a total intrinsic value of $0.

Options outstanding that have vested and are expected to vest as of December 31, 2023 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	320,818	$2.35	2.76	$—
Expected to vest	64,174	1.96	4.56	—
Total	384,992	$2.28	3.06	$—
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2023 and 2022 we granted 2,559,137 and 2,289,418 shares, respectively, of restricted stock with a weighted average grant date fair value of $1.39 and $2.58 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2022:	3,375,754	$2.99
Granted	2,559,137	1.39
Vested	(1,828,835)	2.95
Canceled	(118,405)	2.91
Unvested at December 31, 2023:	3,987,651	$1.98
Expected to vest after December 31, 2023	3,705,585	$1.99

Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. On May 15, 2020 the ESPP was amended when our shareholders approved an increase to the total number of shares of common stock reserved for issuance to 3,300,000. During the years ended December 31, 2023 and 2022, we issued 184,659 and 171,620 shares, respectively for proceeds of $299 and $388, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Stock Option Plans:
Risk free interest rate	0%	3.08%
Expected dividend yield	0%	0%
Expected term (in years)	0.00	5.00
Volatility	—%	71%
Employee Stock Purchase Plan:
Risk free interest rate	6.70%	2.30%
Expected dividend yield	0%	0%
Expected term (in years)	1.56	1.33
Volatility	85%	104%
There were no options granted during the year ended December 31, 2023. The weighted average fair value of options granted during the year ended December 31, 2022 was $1.19. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. We recognize forfeitures as they occur. The contractual life of newly issued stock options is six years, and we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase. The vesting period for restricted stock units is approximately three years.
As of December 31, 2023, unrecognized stock-based compensation expense is $3,373, which is expected to be recognized as stock-based compensation expense over a weighted average period of 0.97 years.

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
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2023	2022
China	$33,624	$25,570
Japan	24,083	37,675
Taiwan	1,813	3,032
U.S.	157	3,442
Korea	—	277
Europe	—	150
	$59,677	$70,146

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2023	2022
Distributors:
All distributors	66%	57%
Distributor A	48%	29%
Distributor B	8%	17%
End Customers: [1]
Top five end customers	87%	76%
End customer A	34%	13%
End customer B	32%	37%
End customer C	—%	14%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2023	2022
Account W	46%	31%
Account X	33%	27%
Account Y	8%	11%
Account Z	—%	12%

NOTE 14.     REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
During 2021, Pixelworks and PWSH entered into a capital increase agreement (the "Capital Increase Agreement") with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”) (together, the “Investors” and the “ESOP” are referred to below as the “Capital Contributors”). The ESOP entities do not qualify as Employee Share Ownership Programs under IRC 4975(e)(7), but do qualify as employee share ownership plans qualified under the laws of China, under which the employees hold a pro rata share of an ESOP partnership entity that then holds an equity ownership in trust for employees.
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
Prior to entering into a certain supplemental agreement, each Investor had the option to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH did not consummate an initial public offering on the STAR Market on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the consolidated balance sheets. Until the interest that was to accrue on the redeemable non-controlling interest was deleted with the Supplemental Agreement, the Company had elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method (as the non-controlling interest was probable of becoming redeemable upon the passage of time for the original issuance price plus 3% annual interest).
On March 24, 2022, Pixelworks and PWSH entered into a supplemental agreement to the Capital Increase Agreement (the “Supplemental Agreement”) with the Capital Contributors. The Supplemental Agreement, among other things, deletes the interest that was to accrue in connection with the redemption option, and adds a provision that will suspend the redemption option on the date PWSH files its initial public offering listing documents pending the approval of such documents by the applicable authorities. The suspension ends if PWSH withdraws the listing application or such application is finally rejected, at which point the redemption option will once again become effective with a deadline of the later of the date of the withdrawal/rejection and June 30, 2024. Given the current uncertain economic environment of China and its impact on the suitability of seeking a Listing at this present time, PWSH is engaged in and intends to continue discussions with the Investors regarding an extension or removal of this redemption option.
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
After entering into the Supplemental Agreement, the redeemable non-controlling interest will no longer accrete up to a redemption amount because the interest component has been removed. The Investors will continue to hold PWSH equity and be considered as a redeemable non-controlling interest, however, the redeemable non-controlling interest is only probable of becoming redeemable upon the passage of time for its original issuance price. Therefore, until the redemption feature expires, we will only allocate profits to the redeemable non-controlling interest and continue to recognize the non-controlling interest at an amount at least equal to its redemption value. Because the redeemable non-controlling interest is denominated in RMB, it will be revalued to USD at the end of each reporting period, with the changes in carrying value attributable to foreign currency being reflected within accumulated other comprehensive income on the consolidated balance sheets.

Each of the ESOP entities has the option to require a repurchase of the entire equity interest held by such ESOP entities at the original purchase price paid plus 5% annual interest, if PWSH does not achieve its Listing on or before December 31, 2024. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities will be accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the consolidated balance sheets as the initial public offering cannot be considered probable at this time. We will recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value as of December 31, 2024. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it will be revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our consolidated statements of operations. The Supplemental Agreement does not remove the obligation to repurchase the ESOP interests if PWSH fails to consummate an initial public offering by December 31, 2024 along with the 5% annual simple interest.
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
The components of the change in redeemable non-controlling interests for the year ended December 31, 2023 are presented in the following table:

Carrying Value of Redeemable NCI as of January 1, 2023	$28,919
Net loss attributable to redeemable non-controlling interest	(143)
Effect of foreign currency translation attributable to redeemable non-controlling interest	(562)
Carrying Value of Redeemable NCI as of December 31, 2023	$28,214

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
The Equity Transfer Agreement provides the Purchasers with some additional rights: (1) if there is a change in control of PWSH that closes prior to its filing an application for a listing on the STAR Board of the SSE (the “Listing Application”), each Purchaser would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing Application; and (2) the Company would cause PWSH to give each Purchaser a right to participate on a pro rata basis in any future financing rounds of PWSH, which right also would expire on the filing of a Listing Application.

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

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2023	$10,909
Increase in additional paid-in capital	14,742
Net loss attributable to non-controlling interest	(624)
Closing and direct costs incurred	(146)
Effect of foreign currency translation attributable to non-controlling interest	(630)
Other	6
Carrying Value of Permanent Equity Non-Controlling Interest as of December 31, 2023	$24,257
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors - Director Nominees for Election" and "Information About Our Executive Officers" in our Proxy Statement for our 2024 Annual Meeting of Shareholders (the "2024 Proxy Statement") to be filed within 120 days after December 31, 2023 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). To the extent disclosure for delinquent reports is being made, it can be found under the caption "Delinquent Section 16(a) Reports" in the 2024 Proxy Statement and is herein incorporated by reference.

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

Item 11.Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related shareholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information About Our Equity Compensation Plans" in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Person Transactions" and "Information About Our Board of Directors" in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the captions "Principal Accounting Fees and Services" and "Pre-Approval of Audit and Permissible Non-Audit Services" in our 2024 Proxy Statement and is incorporated herein by reference.

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
3. Exhibits.
The exhibits listed below are either filed with this report or incorporated by reference into this report.

Exhibit Number	Description

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on February 2, 2023).

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

10.5+
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Terms and Conditions of Option Grants (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 8, 2012).

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

10.8+
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2021).

10.9+	Summary of Pixelworks, Inc. Non-Employee Director Compensation (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

10.10+	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2009).

10.11+	Offer Letter with Todd A. DeBonis dated December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016).

10.12+
Change of Control and Severance Agreement effective January 4, 2016, by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on March 8, 2017).

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

10.15
Office Lease Agreement dated December 28, 2005, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 13, 2006).

10.16
Office Lease Agreement dated September 10, 2008 and commencing December 1, 2008 by and between Pixelworks, Inc. and Durham Plaza, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.17
First Amendment to Office Lease Agreement, dated April 16, 2013, by and between CA-The Concourse Limited Partnership and Pixelworks, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 4, 2015).

10.18
Second Amendment to Office Lease Agreement, dated July 25, 2018, by and between Hudson Concourse, LLC, and Pixelworks, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.19	Third Amendment to Office Lease Agreement, dated January 31, 2024, by and between Hudson Concourse, LLC, and Pixelworks, Inc.

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

10.25*	Form of Capital Increase Agreement dated as of August 21, 2021 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.26
Schedule identifying agreements substantially identical to the form of agreement in Exhibit 10.24 hereto (incorporated by reference to Exhibit 10.02a to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

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

10.31
Schedule identifying agreements substantially identical to the form of agreement filed as Exhibit 10.30 hereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022).

10.32*	Form of Capital Increase Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 8, 2023).

10.33
Schedule identifying agreements substantially identical to the form of agreement in Exhibit 10.32 hereto. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 8, 2023).

21	Subsidiaries of Pixelworks, Inc.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of Armanino LLP.

24.1	Power of Attorney (contained on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97	Executive Compensation Recovery Policy, as amended and restated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2023).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensation arrangement.
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

PIXELWORKS, INC.

Dated:	March 13, 2024	By:	/s/ Todd A. DeBonis
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

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer and Director
Todd A. DeBonis	(Principal Executive Officer)	March 13, 2024

/s/ Haley F. Aman	Chief Financial Officer (Principal Accounting and Financial Officer)
Haley F. Aman		March 13, 2024

/s/ Daniel J. Heneghan	Chairman of the Board
Daniel J. Heneghan		March 13, 2024

/s/ Amy Bunszel	Director
Amy Bunszel		March 13, 2024

/s/ Dean W. Butler	Director
Dean W. Butler		March 13, 2024

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 13, 2024

/s/ John Y. Liu	Director
John Y. Liu		March 13, 2024

/s/ David J. Tupman	Director
David J. Tupman		March 13, 2024