Form 10-Q
period 2024-03-31
PIXELWORKS, INC
filed 2024-05-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 57,807,303 as of May 10, 2024

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and expectations related thereto, including the potential Listing and the timing and benefits thereof; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, risks related to system security and data protection breaches, concentration of credit risk, changes in the markets in which we operate, our international operations, including in China and other parts of Asia and our exchange rate risks, our indemnification obligations and litigation risks; our operations in China, including the risk of changes in the political, economic, legal or social conditions there; and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to the global economy, risks related to our operations in China, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•Even if we complete a listing of PWSH on The Shanghai Exchange’s Science and Technology Innovation Board, known as the STAR Market (the “Listing”), we may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of our common stock.
•If the Listing is completed, PWSH status as a publicly traded company in China that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$46,193	$47,544
Accounts receivable, net	7,350	10,075
Inventories	3,357	3,968
Prepaid expenses and other current assets	2,104	3,138
Total current assets	59,004	64,725
Property and equipment, net	7,656	5,997
Operating lease right-of-use assets	4,929	4,725
Other assets, net	1,813	2,115
Goodwill	18,407	18,407
Total assets	$91,809	$95,969
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,821	$2,416
Accrued liabilities and current portion of long-term liabilities	8,347	9,692
Current portion of income taxes payable	182	189
Total current liabilities	12,350	12,297
Long-term liabilities, net of current portion	970	1,373
Deposit liability	13,683	13,781
Operating lease liabilities, net of current portion	2,777	2,567
Income taxes payable, net of current portion	981	939
Total liabilities	30,761	30,957
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	27,692	28,214
Shareholders’ equity:
Preferred stock	—	—
Common stock	487,524	486,324
Accumulated other comprehensive income	4,153	3,378
Accumulated deficit	(482,227)	(477,161)
Total Pixelworks, Inc. shareholders’ equity	9,450	12,541
Non-controlling interest	23,906	24,257
Total shareholders' equity	33,356	36,798
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$91,809	$95,969
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue, net	$16,054	$9,966
Cost of revenue (1)	7,940	5,599
Gross profit	8,114	4,367
Operating expenses:
Research and development (2)	8,073	8,666
Selling, general and administrative (3)	5,534	6,072
Total operating expenses	13,607	14,738
Loss from operations	(5,493)	(10,371)
Interest income and other, net	434	671
Total other income, net	434	671
Loss before income taxes	(5,059)	(9,700)
Provision for income taxes	105	34
Net loss	(5,164)	(9,734)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	98	338
Net loss attributable to Pixelworks, Inc.	$(5,066)	$(9,396)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.09)	$(0.17)
Weighted average shares outstanding - basic and diluted	57,472	55,720

(1) Includes stock-based compensation	18	24

(2) Includes stock-based compensation	330	491

(3) Includes stock-based compensation	727	651
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,164)	$(9,734)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	775	(333)
Comprehensive loss	(4,389)	(10,067)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	98	338
Total comprehensive loss attributable to Pixelworks, Inc.	$(4,291)	$(9,729)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,164)	$(9,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,109	1,081
Stock-based compensation	1,075	1,166
Deferred income tax expense	(5)	—
Reversal of uncertain tax positions	(3)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	2,725	2,130
Inventories	611	(547)
Prepaid expenses and other current and long-term assets, net	1,807	3,046
Accounts payable	(729)	(1,442)
Accrued current and long-term liabilities	(2,279)	(2,090)
Income taxes payable	38	(113)
Net cash used in operating activities	(815)	(6,505)
Cash flows from investing activities:
Purchases of property and equipment	(386)	(2,005)
Net cash used in investing activities	(386)	(2,005)
Cash flows from financing activities:
Payments on asset financings	(275)	(222)
Proceeds from issuance of common stock under employee equity incentive plans	125	156
Net proceeds from issuance of equity interest to non-controlling interest	—	14,596
Net cash provided by (used in) financing activities	(150)	14,530
Net increase (decrease) in cash and cash equivalents	(1,351)	6,020
Cash and cash equivalents, beginning of period	47,544	56,821
Cash and cash equivalents, end of period	$46,193	$62,841

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$75	$146
Cash paid during the period for interest	51	43
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$2,219	$1,888
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2024	Shares	Amount
Balance as of December 31, 2023	57,126,680	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	680,623	125	—	—	—	125
Stock-based compensation expense	—	1,075	—	—	—	1,075
Foreign currency translation adjustment	—	—	775	—	(253)	522
Net loss attributable to non-controlling interest	—	—	—	—	(98)	(98)
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,066)	—	(5,066)
Balance as of March 31, 2024	57,807,303	$487,524	$4,153	$(482,227)	$23,906	$33,356

2023
Balance as of December 31, 2022	55,113,186	$481,229	$2,178	$(450,985)	$10,909	$43,331
Stock issued under employee equity incentive plans	606,539	156	—	—	—	156
Stock-based compensation expense	—	1,166	—	—	—	1,166
Foreign currency translation adjustment	—	—	(333)	—	(33)	(366)
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net loss attributable to non-controlling interest	—	—	—	—	(338)	(338)
Net loss attributable to Pixelworks, Inc.	—	—	—	(9,396)	—	(9,396)
Balance as of March 31, 2023	55,719,725	$482,551	$1,845	$(460,381)	$25,134	$49,149
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
Condensed Consolidated Financial Statements
The financial information included herein for the three months ended March 31, 2024 and 2023 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2023 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2024, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2024.

Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in "Note 2: Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands the disclosures for reportable segments made by public entities. The amendments retain the existing disclosure requirements in Accounting Standards Codification ("ASC") 280 and expand upon them to require public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods, as well as items that were previously disclosed only annually on an interim basis, including disclosures related to a reportable segment’s profit or loss and assets. In addition, entities with a single reportable segment must now provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments do not change the existing guidance on how a public entity identifies and determines its reportable segments. ASU 2023-07 will become effective for us in the year ending December 31, 2024, and early adoption is permitted. We are evaluating the impact that the adoption of ASU 2023-07 will have on our financial position, results of operations and cash flows.
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
Inventories consist of the following:

	March 31, 2024	December 31, 2023
Finished goods	$2,531	$2,719
Work-in-process	826	1,249
Inventories	$3,357	$3,968

Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Gross property and equipment	$25,109	$22,519
Less: accumulated depreciation and amortization	(17,453)	(16,522)
Property and equipment, net	$7,656	$5,997

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. (the "Acquisition"), in 2017, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment or a sustained decrease in stock price. There were no such triggering events requiring a goodwill impairment assessment as of March 31, 2024. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and related liabilities	$3,089	$4,286
Operating lease liabilities, current	2,261	2,381
Current portion of accrued liabilities for asset financings	1,114	1,124
Other	1,883	1,901
Accrued liabilities and current portion of long-term liabilities	$8,347	$9,692

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
As of March 31, 2024:
Assets:
Cash equivalents:
Certificates of deposit	$13,000	$—	$—	$13,000
Money market funds	1,206	—	—	1,206

As of December 31, 2023:
Assets:
Cash equivalents:
Certificates of deposit	$10,000	$—	$—	$10,000
Money market funds	950	—	—	950
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
We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of one year to four years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost:	$712	$658

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$735	$640
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	832	2,726
Weighted average remaining lease term (in years)	2.24	2.85
Weighted average discount rate	7.32%	6.72%

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

Operating Lease Payments
Nine months ending December 31, 2024	$1,946
Years ending December 31:
2025	2,140
2026	980
2027	375
Thereafter	49
Total operating lease payments	5,490
Less imputed interest	(452)
Total operating lease liabilities	$5,038

As of March 31, 2024, we had $831 in operating lease liabilities that had not commenced.

NOTE 5: REVENUE
Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:
Product Sales - We sell integrated circuit products, also known as “chips” or “ICs”, based upon a customer purchase order, which includes a fixed price per unit. ICs are sold into two target end markets: Mobile and Home & Enterprise. We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods, and fulfill the promise to transfer the goods and not as promised services to the customer. We generally satisfy our single performance obligation upon shipment of the goods to the customer and recognize revenue at a point in time upon shipment of the underlying product.
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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
IC sales	$15,398	$9,680
Engineering services, license and other	656	286
Total revenues	$16,054	$9,966
IC sales by end market:

	Three Months Ended
	March 31,
	2024	2023
Mobile market	$9,200	$3,063
Home & Enterprise market	6,198	6,617
Total IC sales	$15,398	$9,680
For segment information, including revenue by geographic region, see "Note 10: Segment Information".
Revenue related to the Cinema market was not material in the first three months of 2024 or 2023 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
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
The Company has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less. The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $80, which we expect to recognize ratably over the next 8 months.
The following table presents the contract assets and contract liabilities recorded on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Accounts receivable	Accounts receivable, net	$7,350	$10,075
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	230	146
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	14	13
During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recognized $66 and $120, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 6: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended
	March 31,
	2024	2023
Interest income	$459	$508
Interest expense	(25)	55
Other income	—	108
Total interest income and other, net	$434	$671

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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We did not recognize any offsets to research and development expense during the three months ended March 31, 2024 and 2023, respectively. All milestones under the co-development agreement were completed as of December 31, 2023.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2024 and 2023 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $3 and $2 during the first three months of 2024 and 2023, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S., Canada, or China net deferred tax assets, including net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant U.S., China, or Canada income tax expense or benefit. We have not recorded a valuation allowance against our other net deferred tax assets in cost-plus jurisdictions, as we believe that it is more likely than not that we will realize a benefit from those assets.
As of March 31, 2024 and December 31, 2023, the amount of our uncertain tax positions was a liability of $371 and $376, respectively, as well as a contra deferred tax asset of $1,482 and $1,370, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce reduce our effective tax rate. We reasonably expect reductions in the amount of unrecognized tax benefits and associated interest and penalties of approximately $316 within the next 12 months due to the expiration of statutes of limitations. Of this amount, $239 is classified as a non-current liability, which will reduce our effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(5,164)	$(9,734)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	98	338
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(5,066)	$(9,396)
Weighted average shares outstanding - basic and diluted	57,472	55,720
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.09)	$(0.17)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Employee equity incentive plans	3,871	3,891

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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2024	2023
China	$9,846	$3,926
Japan	5,234	5,559
United States	589	60
Taiwan	385	421
	$16,054	$9,966

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2024	2023
Distributors:
All distributors	68%	55%
Distributor A	55%	30%
Distributor B	4%	13%
End customers: [1]
Top five end customers	88%	87%
End customer A	44%	18%
End customer B	28%	42%
End customer C	6%	12%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2024	December 31, 2023
Account X	49%	33%
Account Y	25%	46%
Account Z	13%	6%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2024, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Other Contractual Obligations
As part of the Acquisition, we acquired debt associated with an agreement with the Government of Canada called Technology Partnerships Canada ("TPC"). As part of the TPC agreement, ViXS Systems, Inc. was provided funding to assist in research and development expenses of which a portion was later required to be repaid because the conditions for repayment were met. The scheduled payments were made on a quarterly basis and ended in January 2024. As of March 31, 2024, we did not have any remaining liability related to this obligation.

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
Prior to entering into a certain supplemental agreement, each Investor had the right to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH did not consummate an initial public offering on the STAR Market on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the condensed consolidated balance sheets. Until the interest that was to accrue on the redeemable non-controlling interest was deleted with the Supplemental Agreement, the Company had elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method (as the non-controlling interest was probable of becoming redeemable upon the passage of time for the original issuance price plus 3% annual interest)
On March 24, 2022, Pixelworks and PWSH entered into a supplemental agreement to the Capital Increase Agreement (the “Supplemental Agreement”) with the Capital Contributors. The Supplemental Agreement, among other things, deletes the interest that was to accrue in connection with the redemption option, and adds a provision that will suspend the redemption option on the date PWSH files its initial public offering listing documents pending the approval of such documents by the applicable authorities. The suspension ends if PWSH withdraws the listing application or such application is finally rejected, at which point the redemption option will once again become effective with a deadline of the later of the date of the withdrawal/rejection and June 30, 2024. Given the current uncertain economic environment of China and its impact on the suitability of seeking a Listing at this present time, PWSH is engaged in and intends to continue discussions with the Investors regarding an extension or removal of this redemption option.
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
The components of the change in redeemable non-controlling interests for the three months ended March 31, 2024 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2024	$28,214
Effect of foreign currency translation attributable to redeemable non-controlling interest	(522)
Carrying Value of Redeemable Non-Controlling Interest as of March 31, 2024	$27,692

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
When the Company’s relative ownership interest in PWSH changes, adjustments to non-controlling interest and paid-in capital, tax effected, will occur. Because these changes in the ownership interest in PWSH do not result in a change of control, the transactions are accounted for as equity transactions under ASC 810 (-Consolidations), which requires that any differences between the carrying value of the Company’s interest in PWSH and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, there are no substantive profit-sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders of PWSH and non-controlling interest pro rata based on ownership interests in PWSH. The following table reconciles the initial investment by the Purchasers and the carrying value of their non-controlling interest as of the Closing Date (as defined in the Equity Transfer Agreement):

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2024	$24,257
Net loss attributable to non-controlling interest	(98)
Effect of foreign currency translation attributable to non-controlling interest	(253)
Carrying Value of Permanent Equity Non-Controlling Interest as of March 31, 2024	$23,906

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
Pixelworks has been a pioneer in visual processing technology for over 20 years. We were one of the first companies to commercially launch a video System on Chip ("SoC") capable of deinterlacing 1080i HDTV signals and one of the first companies with a commercial dual-channel 1080i deinterlacer integrated circuit. We launched one of the industry’s first single-chip SoCs for digital projection. We were the first company to integrate motion estimation / motion compensation technology ("MEMC") as a mobile-optimized solution for smartphones. In 2019, we introduced our Hollywood award-winning TrueCut MotionTM video platform, the industry’s first motion grading technology that allows fine tuning of motion appearance in cinematic content.
As of March 31, 2024, we had an intellectual property portfolio of 278 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders. One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 14: Non-Controlling Interest". PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC.

We continue to prepare PWSH to file an application for an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) once market conditions in China are supportive. We believe that the Listing will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their IPO. PWSH is not currently profitable under China GAAP standards. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act 2023, and related regulations, therefore do not apply to our Company.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").

Results of Operations
Revenue, net
Net revenue for the three months ended March 31, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Revenue, net	$16,054	$9,966	$6,088	61%

Net revenue increased $6.1 million, or 61%, in the first quarter of 2024 compared to the first quarter of 2023.
Revenue recorded in the first three months of 2024 consisted of $15.4 million in revenue from the sale of integrated circuit ("IC") products and $0.7 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first three months of 2023 consisted of $9.7 million in revenue from the sale of IC products and $0.3 million in revenue related to engineering services, license revenue and other.
The increase in IC revenue in the first quarter of 2024 compared to the first quarter of 2023 is due to the following partially offsetting factors:
•Sales into the Mobile market increased approximately $6.1 million or 200% due primarily to increased units sold.
•Sales into the Home & Enterprise market decreased approximately $0.4 million or 6%, primarily due to a decrease in units sold, partially offset by an increase in average selling price ("ASP") on a product sold into the projector market.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended March 31, 2024 and 2023, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	% of revenue	2023	% of revenue
Direct product costs and related overhead [1]	$7,922	49%	$5,575	56%
Stock-based compensation	18	0	24	0
Total cost of revenue	$7,940	49%	$5,599	56%
Gross profit	$8,114	51%	$4,367	44%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
Gross profit margin increased to 51% in the first quarter of 2024 compared to 44% in the first quarter of 2023, primarily due to increased ASPs on IC products sold into the Home & Enterprise market as well as decreased costs on Mobile products.
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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We did not recognize any offsets to research and development expense during the three months ended March 31, 2024 and 2023. All milestones under the co-development agreement were completed as of December 31, 2023.
Research and development expense for the three months ended March 31, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Research and development	$8,073	$8,666	$(593)	(7)%

Research and development expense decreased $0.6 million, or 7% in the first quarter of 2024 compared to the first quarter of 2023 due to the following factors:
•Non-recurring engineering expense decreased $0.8 million due to the timing of development activities.
•Compensation expense increased $0.2 million primarily due to increased headcount and annual merit salary increases.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three months ended March 31, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Selling, general and administrative	$5,534	$6,072	$(538)	(9)%

Selling, general and administrative expense decreased $0.5 million, or 9% in the first quarter of 2024 compared to the first quarter of 2023 due to the following factors:
•Professional fees decreased $0.3 million primarily due to a decrease in fees incurred related to our strategic plan with our subsidiary, PWSH.
•Foreign currency loss of $0.2 million in the first quarter of 2023 compared to a foreign currency gain of $0.2 million in the first quarter of 2024, for an overall decrease in foreign currency gains and losses of $0.4 million primarily due to weakening in the CNY compared to USD.
•Compensation expense increased $0.2 million primarily due to increased headcount and annual merit salary increases.
Provision for income taxes
The provision for income taxes during the 2024 and 2023 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first three months of 2024 and 2023.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $1.3 million to $46.2 million at March 31, 2024 from $47.5 million at December 31, 2023. The net decrease during the first three months of 2024 was the result of $0.8 million used in operating activities, $0.4 million used for purchases of property and equipment and $0.2 million used for payments on other asset financings. These decreases were partially offset by $0.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of March 31, 2024, our cash and cash equivalents balance consisted of $32.0 million in cash, $13.0 million held in U.S. dollar denominated certificates of deposit and $1.2 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2024, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $7.4 million as of March 31, 2024 from $10.1 million as of December 31, 2023. The average number of days sales outstanding decreased to 41 days as of March 31, 2024 from 56 days as of December 31, 2023. The decrease in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the first quarter of 2024, and the fourth quarter of 2023 as well as a decrease in revenue in the first quarter of 2024 compared to the fourth quarter of 2023.

Inventories
Inventories were $3.4 million as of March 31, 2024 compared to $4.0 million at December 31, 2023. Inventory turnover was 8.5 as of March 31, 2024 and 8.6 as of December 31, 2023. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
There was no activity under this at the market offering during the three months ended March 31, 2024 or March 31, 2023.
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

Liquidity
As of March 31, 2024, our cash and cash equivalents balance of $46.2 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part II, Item 1A, "Risk Factors". If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Other than as set forth above, there were no material changes to our liquidity and capital resources during the three month period ended March 31, 2024 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024.

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

PART II – OTHER INFORMATION

Item 1A.Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission ("SEC").
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first three months of 2024 represented 56% of revenue. Sales to our top distributor for the years ended December 31, 2023 and 2022 represented 48% and 29% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 88%, 87% and 76% of revenue for the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024 we had three accounts that each represented 10% or more of accounts receivable. As of December 31, 2023 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 96.3%, 99.7% and 95.1% of revenue for the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
•outbreaks of health epidemics in China or other parts of Asia, such as the COVID-19 pandemic;
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
Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2024, we held 278 patents and had 14 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
The PRC government at times will exercise significant oversight and discretion over the conduct of business in the PRC and may intervene or influence business operations as the government deems appropriate to further regulatory, political and societal goals. Our Chinese subsidiaries are required to obtain certain permits and licenses from certain PRC government agencies to operate businesses in China, such as business licenses from the State Administration for Market Regulation ("SAMR"), registrations with PRC tax authorities, filings with PRC customs for carrying out export and import business activities and registrations with China’s State Administration of Foreign Exchange (SAFE) for the ability to receive funds from offshore entities and transfer funds to offshore entities. The Company has determined, in consultation with its general counsel, that we are not currently required to obtain permissions or approvals from the CAC. The Company is also not currently required to obtain permissions or approvals from the CSRC, but would need to obtain approval from CSRC if PWSH applies for the Listing, and as a listed company PWSH would continue to be subject to CSRC rules and regulations. As of the date of this filing, our Chinese subsidiaries have obtained the required business licenses from the SAMR and complied with registration and filing requirements of other Chinese government agencies, and have not been denied such registrations or filings by any PRC authority, however, if we do not receive or maintain the necessary permissions or approvals, inadvertently conclude that such permissions or approvals are not required, or applicable laws, regulations or interpretations change and we become required to obtain such permissions or approvals in the future and we fail to do so, we may be subject to investigations, fines, penalties, suspensions in operations, or other punitive action which could result in a material adverse change in our PRC operations and our results of operation, which in turn could cause our stock price to be materially and adversely affected.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing shareholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25.0 million from time to time through Cowen and Company, LLC, as our agent. Through March 31, 2024, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our closing stock price was $1.81 on May 10, 2024, and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price drops below $1.00 per share, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.
In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers. As of March 31, 2024, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.

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

Item 5.         Other information.
During the three months ended March 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408(a) of Regulation S-K, except as provided below:
On February 22, 2024, David J. Tupman, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement which provides for the sale of up to 30,000 shares of common stock between May 23, 2024 and February 21, 2025 (unless earlier terminated pursuant to the terms of the plan or upon the date all shares under the plan are sold). This trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Form 8-K filed on February 2, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	May 14, 2024	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)