Form 10-Q
period 2024-06-30
PIXELWORKS, INC
filed 2024-08-12
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 58,551,684 as of August 8, 2024

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and the possible renegotiation of such redemption and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our restructuring plan and restructuring charges related thereto; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and expectations related thereto, including the potential Listing and the timing and benefits thereof; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, risks related to system security and data protection breaches, concentration of credit risk, changes in the markets in which we operate, our international operations, including in China and other parts of Asia and our exchange rate risks, our indemnification obligations and litigation risks; our operations in China, including the risk of changes in the political, economic, legal or social conditions there; and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to the global economy, risks related to our operations in China, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•Legal and operational risks related to the People's Republic of China ("PRC") legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws, required approvals and permissions, and regulations in China, which could adversely affect us and limit the legal protections available to the Company and its shareholders, as well as materially and adversely affect our business and value of our securities.
•If we are unable to negotiate for an extension or cancellation, we may be required to repurchase the shares of PWSH held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position.
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$37,824	$47,544
Accounts receivable, net	4,910	10,075
Inventories	5,021	3,968
Prepaid expenses and other current assets	2,222	3,138
Total current assets	49,977	64,725
Property and equipment, net	7,051	5,997
Operating lease right-of-use assets	4,547	4,725
Other assets, net	1,652	2,115
Goodwill	18,407	18,407
Total assets	$81,634	$95,969
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,500	$2,416
Accrued liabilities and current portion of long-term liabilities	9,148	9,692
Current portion of income taxes payable	220	189
Total current liabilities	11,868	12,297
Long-term liabilities, net of current portion	673	1,373
Deposit liability	14,098	13,781
Operating lease liabilities, net of current portion	2,463	2,567
Income taxes payable, net of current portion	1,006	939
Total liabilities	30,108	30,957
Commitments and contingencies (Note 13)
Redeemable non-controlling interest	27,517	28,214
Shareholders’ equity:
Preferred stock	—	—
Common stock	488,449	486,324
Accumulated other comprehensive income	4,413	3,378
Accumulated deficit	(492,376)	(477,161)
Total Pixelworks, Inc. shareholders’ equity	486	12,541
Non-controlling interest	23,523	24,257
Total shareholders' equity	24,009	36,798
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$81,634	$95,969
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net	$8,535	$13,605	$24,589	$23,571
Cost of revenue (1)	4,209	8,121	12,149	13,720
Gross profit	4,326	5,484	12,440	9,851
Operating expenses:
Research and development (2)	7,943	6,507	16,016	15,173
Selling, general and administrative (3)	5,722	5,468	11,256	11,540
Restructuring	1,403	—	1,403	—
Total operating expenses	15,068	11,975	28,675	26,713
Loss from operations	(10,742)	(6,491)	(16,235)	(16,862)
Interest income and other, net	327	473	761	1,144
Total other income, net	327	473	761	1,144
Loss before income taxes	(10,415)	(6,018)	(15,474)	(15,718)
Provision for income taxes	32	126	137	160
Net loss	(10,447)	(6,144)	(15,611)	(15,878)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	298	107	396	445
Net loss attributable to Pixelworks, Inc.	$(10,149)	$(6,037)	$(15,215)	$(15,433)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.17)	$(0.11)	$(0.26)	$(0.28)
Weighted average shares outstanding - basic and diluted	58,151	55,917	57,812	55,666

(1) Includes:
Restructuring	16	—	16	—
Stock-based compensation	10	22	28	46

(2) Includes stock-based compensation	316	527	646	1,018

(3) Includes stock-based compensation	599	710	1,326	1,361
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(10,447)	$(6,144)	$(15,611)	$(15,878)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	260	2,353	1,035	2,020
Comprehensive loss	(10,187)	(3,791)	(14,576)	(13,858)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	298	107	396	445
Total comprehensive loss attributable to Pixelworks, Inc.	$(9,889)	$(3,684)	$(14,180)	$(13,413)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,611)	$(15,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,168	2,158
Stock-based compensation	2,000	2,425
Deferred income tax expense	(84)	—
Reversal of uncertain tax positions	(3)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	5,165	2,625
Inventories	(1,053)	(3,770)
Prepaid expenses and other current and long-term assets, net	2,781	3,474
Accounts payable	(346)	(2,226)
Accrued current and long-term liabilities	(1,510)	(2,623)
Income taxes payable	101	(29)
Net cash used in operating activities	(6,392)	(13,846)
Cash flows from investing activities:
Purchases of property and equipment	(2,866)	(2,704)
Net cash used in investing activities	(2,866)	(2,704)
Cash flows from financing activities:
Payments on asset financings	(587)	(546)
Proceeds from issuance of common stock under employee equity incentive plans	125	156
Net proceeds from issuance of equity interest to non-controlling interest	—	14,596
Net cash provided by (used in) financing activities	(462)	14,206
Net decrease in cash and cash equivalents	(9,720)	(2,344)
Cash and cash equivalents, beginning of period	47,544	56,821
Cash and cash equivalents, end of period	$37,824	$54,477

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$124	$187
Cash paid during the period for interest	70	76
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$419	$1,888
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2024	Shares	Amount
Balance as of December 31, 2023	57,126,680	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	680,623	125	—	—	—	125
Stock-based compensation expense	—	1,075	—	—	—	1,075
Foreign currency translation adjustment	—	—	775	—	(253)	522
Net loss attributable to non-controlling interest	—	—	—	—	(98)	(98)
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,066)	—	(5,066)
Balance as of March 31, 2024	57,807,303	$487,524	$4,153	$(482,227)	$23,906	$33,356
Stock issued under employee equity incentive plans	665,986	—	—	—	—	—
Stock-based compensation expense	—	925	—	—	—	925
Foreign currency translation adjustment	—	—	260	—	(85)	175
Net loss attributable to non-controlling interest	—	—	—	—	(298)	(298)
Net loss attributable to Pixelworks, Inc.	—	—	—	(10,149)	—	(10,149)
Balance as of June 30, 2024	58,473,289	$488,449	$4,413	$(492,376)	$23,523	$24,009

2023
Balance as of December 31, 2022	55,113,186	$481,229	$2,178	$(450,985)	$10,909	$43,331
Stock issued under employee equity incentive plans	606,539	156	—	—	—	156
Stock-based compensation expense	—	1,166	—	—	—	1,166
Foreign currency translation adjustment	—	—	(333)	—	(33)	(366)
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net loss attributable to non-controlling interest	—	—	—	—	(338)	(338)
Net loss attributable to Pixelworks, Inc.	—	—	—	(9,396)	—	(9,396)
Balance as of March 31, 2023	55,719,725	$482,551	$1,845	$(460,381)	$25,134	$49,149
Stock issued under employee equity incentive plans	396,703	—	—	—	—	—
Stock-based compensation expense	—	1,259	—	—	—	1,259
Foreign currency translation adjustment	—	—	2,353	—	(776)	1,577
Net loss attributable to non-controlling interest	—	—	—	—	(107)	(107)
Net loss attributable to Pixelworks, Inc.	—	—	—	(6,037)	—	(6,037)
Balance as of June 30, 2023	56,116,428	$483,810	$4,198	$(466,418)	$24,251	$45,841
01
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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the "Strategic Plan"). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 15: Non-Controlling Interest", below. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
As part of the Strategic Plan we have intended to qualify PWSH for an initial public offering on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”), a lengthy process that involves several reviews by various government agencies of China, such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The market conditions and regulatory requirements continue to not be conducive to a successful listing by PWSH. We continue to believe that the Listing could have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide, and thus remain prepared to re-engage with the various government agencies of China and our advisors involved in a Listing once those conditions and requirements sufficiently improve. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The Listing of PWSH would not change the status of PXLW as a U.S. public company.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").
Condensed Consolidated Financial Statements
The financial information included herein for the three and six months ended June 30, 2024 and 2023 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2023 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2024, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2024.
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
Inventories consist of the following:

	June 30, 2024	December 31, 2023
Finished goods	$2,943	$2,719
Work-in-process	2,078	1,249
Inventories	$5,021	$3,968

Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Gross property and equipment	$25,348	$22,519
Less: accumulated depreciation and amortization	(18,297)	(16,522)
Property and equipment, net	$7,051	$5,997

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. (the "Acquisition"), in 2017, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment or a sustained decrease in stock price. Our stock price has declined recently, however, combined with our assessment of other events and circumstances, we do not believe this to be a current triggering event requiring a goodwill impairment assessment as of June 30, 2024. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and related liabilities	$2,909	$4,286
Operating lease liabilities, current	2,266	2,381
Accrued costs related to restructuring	1,419	—
Current portion of accrued liabilities for asset financings	1,104	1,124
Other	1,450	1,901
Accrued liabilities and current portion of long-term liabilities	$9,148	$9,692

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
As of June 30, 2024:
Assets:
Cash equivalents:
Certificates of deposit	$13,000	$—	$—	$13,000
Money market funds	469	—	—	469

As of December 31, 2023:
Assets:
Cash equivalents:
Certificates of deposit	$10,000	$—	$—	$10,000
Money market funds	950	—	—	950
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

NOTE 4: RESTRUCTURING
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "Plan"). The Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Total restructuring expense included in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2024 and 2023 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue — restructuring:
Employee severance and benefits	$16	$—	$16	$—
	16	—	16	—

Operating expenses — restructuring:
Employee severance and benefits	$1,403	$—	$1,403	$—
	1,403	—	1,403	—
Total restructuring expense	$1,419	$—	$1,419	$—

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2024:

	Balance as of December 31, 2023	Expensed	Payments	Balance as of June 30, 2024
Employee severance and benefits	$—	$1,419	$—	$1,419
Accrued costs related to restructuring	$—	$1,419	$—	$1,419

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
We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of one year to four years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost:	$700	$643	$1,412	$1,259

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,403	$1,172
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	1,077	3,422
Weighted average remaining lease term (in years)	2.13	2.66
Weighted average discount rate	7.44%	6.83%

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

Operating Lease Payments
Six months ending December 31, 2024	$1,336
Years ending December 31:
2025	2,258
2026	1,110
2027	374
Thereafter	49
Total operating lease payments	5,127
Less imputed interest	(398)
Total operating lease liabilities	$4,729

As of June 30, 2024, we had $1,077 in operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
IC sales	$8,405	$13,535	$23,803	$23,215
Engineering services, license and other	130	70	786	356
Total revenues	$8,535	$13,605	$24,589	$23,571
IC sales by end market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Home & Enterprise market	$6,379	$6,677	$12,577	$13,294
Mobile market	2,026	6,858	11,226	9,921
Total IC sales	$8,405	$13,535	$23,803	$23,215
For segment information, including revenue by geographic region, see "Note 11: Segment Information".
Revenue related to the Cinema market was not material in the first six months of 2024 or 2023 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
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
The Company has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less. The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $50, which we expect to recognize ratably over the next 5 months.
The following table presents the contract assets and contract liabilities recorded on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Accounts receivable	Accounts receivable, net	$4,910	$10,075
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	130	146
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	16	13
During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company recognized $196 and $120, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income	$349	$480	$808	$987
Interest expense	(22)	(24)	(47)	32
Other income	—	17	—	125
Total interest income and other, net	$327	$473	$761	$1,144

NOTE 8: RESEARCH AND DEVELOPMENT
During the third quarter of 2021, we entered into a best-efforts co-development agreement with a customer to defray a portion of the research and development expenses we expected to incur in connection with our development of an integrated circuit product. Our development costs exceeded the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We did not recognize any offsets to research and development expense during the three months ended June 30, 2024 and 2023 or during the six months ended June 30, 2024. We recognized an offset to research and development expense of $1,900 during the six months ended June 30, 2023. All milestones under the co-development agreement were completed as of December 31, 2023.

NOTE 9: INCOME TAXES
The provision for income taxes during the 2024 and 2023 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $3 and $2 during the first six months of 2024 and 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, the amount of our uncertain tax positions was a liability of $372 and $376, respectively, as well as a contra deferred tax asset of $1,454 and $1,370, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the amount of unrecognized tax benefits and associated interest and penalties of approximately $318 within the next 12 months due to the expiration of statutes of limitations. Of this amount, $241 is classified as a non-current liability, which will reduce our effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 10: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(10,447)	$(6,144)	$(15,611)	$(15,878)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	298	107	396	445
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(10,149)	$(6,037)	$(15,215)	$(15,433)
Weighted average shares outstanding - basic and diluted	58,151	55,917	57,812	55,666
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.17)	$(0.11)	$(0.26)	$(0.28)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Employee equity incentive plans	4,036	4,427	3,823	3,986

NOTE 11: SEGMENT INFORMATION
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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Japan	$5,446	$5,122	$10,680	$10,681
China	2,859	8,203	12,705	12,129
Taiwan	130	231	515	652
United States	100	49	689	109
	$8,535	$13,605	$24,589	$23,571

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Distributors:
All distributors	38%	71%	58%	64%
Distributor A	22%	49%	44%	41%
Distributor B	4%	9%	4%	11%
End customers: [1]
Top five end customers	90%	87%	88%	85%
End customer A	60%	29%	39%	34%
End customer B	13%	—%	9%	—%
End customer C	8%	9%	6%	11%
End customer D	2%	29%	29%	24%
End customer E	—%	11%	—%	7%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2024	December 31, 2023
Account X	43%	46%
Account Y	21%	33%
Account Z	19%	6%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2024, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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

NOTE 14: REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
On August 9, 2021, Pixelworks and PWSH entered into a capital increase agreement (the "August 2021 Capital Increase Agreement") with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “ESOP”) (together, the “Investors” and the “ESOP” are referred to below as the “Capital Contributors”). The ESOP entities do not qualify as Employee Share Ownership Programs under IRC 4975(e)(7), but do qualify as employee share ownership plans qualified under the laws of China, under which the employees hold a pro rata share of an ESOP partnership entity that then holds an equity ownership in trust for employees.
Under the August 2021 Capital Increase Agreement, during 2021, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the ESOP entities invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. The agreement further provided that the Capital Contributors have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with the Company on the same terms and conditions as the Company, a right to participate on a pro rata basis in any future financing rounds of PWSH, and the Company’s agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon initial public offering on the STAR Market.
Prior to entering into a certain supplemental agreement, each Investor had the right to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH did not consummate an initial public offering on the STAR Market (the "Listing") on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the condensed consolidated balance sheets. Until the interest that was to accrue on the redeemable non-controlling interest was deleted with the Supplemental Agreement, the Company had elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method (as the non-controlling interest was probable of becoming redeemable upon the passage of time for the original issuance price plus 3% annual interest)
On March 24, 2022, Pixelworks and PWSH entered into a supplemental agreement to the August 2021 Capital Increase Agreement (the “Supplemental Agreement”) with the Capital Contributors. The Supplemental Agreement, among other things, deletes the interest that was to accrue in connection with the redemption option, and adds a provision that will suspend the redemption option on the date PWSH files its initial public offering listing documents pending the approval of such documents by the applicable authorities. The suspension ends if PWSH withdraws the listing application or such application is finally rejected, at which point the redemption option will once again become effective with a deadline of the later of the date of the withdrawal/rejection and June 30, 2024. Given the current uncertain economic environment of China and its impact on the suitability of seeking a Listing at this present time, we are engaged in and intend to continue discussions with the Capital Contributors regarding an extension or removal of this redemption option.
In connection with the Supplemental Agreement, on March 24, 2022, Pixelworks and the Capital Contributors entered into a Side Letter to the August 2021 Capital Increase Agreement (“Side Letter”) which provides that, in the event of a change in control of Pixelworks, Pixelworks shall ensure that the definitive agreement related to such transaction includes a post-closing repurchase covenant that requires the successor entity in such transaction to repurchase all of PWSH’s equity held by a Capital Contributor at the original subscription price plus 20% upon the request of the Capital Contributor within 60 days after (a) the change in control; or (b) if PWSH fails to consummate its initial public offering by June 30, 2024, because Pixelworks decides against pursuing the offering. If PWSH continues to diligently pursue the application but the initial public offering still fails to launch by June 30, 2024, the redemption obligation of the Supplemental Agreement would instead apply. The Side Letter terminates on the launch date of PWSH’s initial public offering.
After entering into the Supplemental Agreement, the redeemable non-controlling interest will no longer accrete up to a redemption amount because the interest component has been removed. The Investors will continue to hold PWSH equity and be considered as a redeemable non-controlling interest, however, the redeemable non-controlling interest is only probable of becoming redeemable upon the passage of time for its original issuance price. Therefore, until the redemption feature expires, or has been exercised, we will only allocate profits to the redeemable non-controlling interest and continue to recognize the non-controlling interest at an amount at least equal to its redemption value. Because the redeemable non-controlling interest is denominated in RMB, it will be revalued to USD at the end of each reporting period, with the changes in carrying value attributable to foreign currency being reflected within accumulated other comprehensive income on the condensed consolidated balance sheets.
If PWSH does not consummate a Listing on or before December 31, 2024, each of the five ESOP entities (including the 2022 ESOP) holds a right to have their PWSH shares repurchased at the original purchase price paid plus 5% annual interest. The Supplemental Agreement does not remove or amend this provision. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities will be accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We will recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value as of December 31, 2024. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it will be revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our consolidated statements of operations. Given the current uncertain economic environment of China and its impact on the suitability of seeking a Listing at this present time, we are engaged in and intend to continue discussions with the ESOP holders regarding an extension or removal of this redemption option.
On December 21, 2022, the Company and its subsidiary, PWSH, entered into a capital increase agreement (the “December 2022 Capital Increase Agreement”) with Jing Xin Ying (Shanghai) Management Consulting Partnership (Limited Partnership), an entity owned by certain of the employees of PWSH (the “2022 ESOP”). The 2022 ESOP invested approximately $1,407 in exchange for an equity interest in PWSH of 0.54%, based on a pre-money valuation of PWSH of RMB 1,750,000 ($251,256 USD), which includes a discount of 50%. The 2022 ESOP holds a redemption right that is identical to that held by the other ESOPs, as described in the paragraph immediately above.
The December 2022 Capital Increase Agreement provides that if there is a change in control of PWSH that closes prior to its filing an application for the Listing, each capital contributor would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by the Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing.
The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. There can be no assurances that PWSH will ever be able to complete the Listing. If Pixelworks is unsuccessful in negotiating for an extension or cancellation of the redemption rights described above, and the Investor or ESOP holding such a right elects for redemption, we may be required to seek additional capital and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions would have a material adverse effect on our business, financial condition and results of operations. Any listing of PWSH on China's STAR Market would not change our status as a U.S. public company.
The components of the change in redeemable non-controlling interests for the six months ended June 30, 2024 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2024	$28,214
Effect of foreign currency translation attributable to redeemable non-controlling interest	(697)
Carrying Value of Redeemable Non-Controlling Interest as of June 30, 2024	$27,517

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
On December 21, 2022, the Company and its subsidiary, PWSH, entered into a capital increase agreement (the “December 2022 Capital Increase Agreement”) with certain private equity investors based in China who have agreed to pay a total of 99,000 RMB, approximately $14,596 (net of issuance costs) at closing, in exchange for an equity interest in PWSH of 2.76%, based on a pre-money value of PWSH of 3,500,000 RMB, approximately $501,400. This transaction closed in February 2023.
The December 2022 Capital Increase Agreement provides that if there is a change in control of PWSH that closes prior to its filing an application for the Listing, each capital contributor would be entitled to a minimum return of 10% on the price they paid for their respective equity interest, payable by the Company in cash at the close of the change in control transaction, with such right terminating automatically upon the filing by PWSH of the Listing.
When the Company’s relative ownership interest in PWSH changes, adjustments to non-controlling interest and paid-in capital, tax effected, will occur. Because these changes in the ownership interest in PWSH do not result in a change of control, the transactions are accounted for as equity transactions under ASC 810 (Consolidations), which requires that any differences between the carrying value of the Company’s interest in PWSH and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, there are no substantive profit-sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders of PWSH and non-controlling interest pro rata based on ownership interests in PWSH. The following table reconciles the initial investment by the Purchasers and the carrying value of their non-controlling interest as of the Closing Date (as defined in the Equity Transfer Agreement):

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2024	$24,257
Net loss attributable to non-controlling interest	(396)
Effect of foreign currency translation attributable to non-controlling interest	(338)
Carrying Value of Permanent Equity Non-Controlling Interest as of June 30, 2024	$23,523

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
As of June 30, 2024, we had an intellectual property portfolio of 265 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the “Strategic Plan”). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 15: Non-Controlling Interest". PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC.

As part of the Strategic Plan we have intended to qualify PWSH for an initial public offering on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”), a lengthy process that involves several reviews by various government agencies of China, such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The market conditions and regulatory requirements continue to not be conducive to a successful listing by PWSH. We continue to believe that the Listing could have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide, and thus remain prepared to re-engage with the various government agencies of China and our advisors involved in a Listing once those conditions and requirements improve. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The Listing would not change the status of PXLW as a U.S. public company. Additionally, if we do not proceed with the Listing and are unable to negotiate for an extension or cancellation, we may be required to repurchase the shares of PWSH held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position. Additional information on these rights can be found in "Note 14: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", which is incorporated by reference into this section. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act 2023, and related regulations, therefore do not apply to our Company.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. On August 2, 2017, we acquired ViXS Systems, Inc., a corporation organized in Canada ("ViXS").

Results of Operations
Revenue, net
Net revenue for the three and six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
Revenue, net	$8,535	$13,605	(37)%	$24,589	$23,571	4%

Net revenue decreased $5.1 million, or 37%, in the second quarter of 2024 compared to the second quarter of 2023 and increased $1.0 million, or 4% in the first half of 2024 compared to the first half of 2023.
Revenue recorded in the second quarter of 2024 consisted of $8.4 million in revenue from the sale of integrated circuit ("IC") products and $0.1 million in revenue related to engineering services, license revenue and other. Revenue recorded in the second quarter of 2023 consisted of $13.5 million in revenue from the sale of IC products and $0.1 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first half of 2024 consisted of $23.8 million in revenue from the sale of IC products and $0.8 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2023 consisted of $23.2 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the second quarter of 2024 compared to the second quarter of 2023 is due to the following factors:
•Sales into the Mobile market decreased approximately $4.8 million or 70% due to decreased units sold.
•Sales into the Home & Enterprise market decreased approximately $0.3 million or 4%.
The increase in IC revenue in the first half of 2024 compared to the first half of 2023 is due to the following partially offsetting factors:
•Sales into the Mobile market increased $1.3 million or 13%, primarily due to increased units sold in the first quarter of 2024.
•Sales into the Home & Enterprise market decreased $0.7 million or 5%.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended June 30, 2024 and 2023, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of revenue	2023	% of revenue	2024	% of revenue	2023	% of revenue
Direct product costs and related overhead [1]	$3,937	46%	$8,037	59%	$11,859	48%	$13,611	58%
Restructuring	16	0	—	0	16	0	—	0
Stock-based compensation	10	0	22	0	28	0	47	0
Inventory charges [2]	246	3	62	0	246	1	62	0
Total cost of revenue	$4,209	49%	$8,121	60%	$12,149	49%	$13,720	58%
Gross profit	$4,326	51%	$5,484	40%	$12,440	51%	$9,851	42%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin increased to 51% in the second quarter of 2024 compared to 40% in the second quarter of 2023 and increased to 51% in the first half of 2024 compared to 42% in the first half of 2023.
The increase in gross profit margin in the second quarter of 2024 compared to the second quarter of 2023 is primarily due to decreased unit sales into the Mobile market which generally have lower margins than products sold into the Home & Enterprise market, increased average selling prices ("ASP") on IC products sold into the Home & Enterprise market and decreased costs on Mobile products. These factors which positively impacted margin were partially offset by reduced absorption due to reduced revenue and inventory charges recorded in the second quarter of 2024.
The increase in gross profit margin in the first half of 2024 compared to the first half of 2023 is primarily due to increased ASPs on IC products sold into the Home & Enterprise market as well as decreased costs on Mobile products. These factors which positively impacted margin were partially offset by inventory charges recorded in the second quarter of 2024.
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
Co-development agreement
During the third quarter of 2021, we entered into a best-efforts co-development agreement with a customer to defray a portion of the research and development expenses we expected to incur in connection with our development of an integrated circuit product. Our development costs exceeded the amounts received from the customer, and although we expect to sell units of the product to the customer, there is no commitment or agreement from the customer for such sales at this time. Additionally, we retain ownership of any modifications or improvements to our pre-existing intellectual property and may use such improvements in products sold to other customers.
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We did not recognize any offsets to research and development expense during the three months ended June 30, 2024 and 2023 or during the six months ended June 30, 2024. We recognized an offset to research and development expense of $1.9 million during the six months ended June 30, 2023. All milestones under the co-development agreement were completed as of December 31, 2023.

Research and development expense for the three and six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$7,943	$6,507	22%	$16,016	$15,173	6%

Research and development expense increased $1.4 million, or 22% in the second quarter of 2024 compared to the second quarter of 2023 due to the following factors:
•A $1.9 million benefit related to the co-development agreement was recognized in the second quarter of 2023 compared to no benefit recognized in the second quarter of 2024.
•Non-recurring engineering expense decreased $0.3 million primarily due to the timing of development activities.
•Stock based compensation expense decreased $0.2 million primarily due to the change in our stock price.
Research and development expense increased $0.8 million, or 6% in the first half of 2024 compared to the first half of 2023 due to the following factors:
•A $1.9 million benefit related to the co-development agreement was recognized in the second half of 2023 compared to no benefit recognized in the second half of 2024.
•Non-recurring engineering expense decreased $1.1 million primarily due to the timing of development activities.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
Selling, general and administrative	$5,722	$5,468	5%	$11,256	$11,540	(2)%

Selling, general and administrative expense increased $0.3 million, or 5% in the second quarter of 2024 compared to the second quarter of 2023 due to the following factors:
•Foreign currency gain of $0.1 million in the second quarter of 2023 compared to a foreign currency loss of $0.3 million in the second quarter of 2024, for an overall increase in foreign currency gains and losses of $0.4 million primarily due to strengthening in the CNY compared to USD.
•Stock-based compensation expense decreased $0.1 million primarily due to the change in our stock price.
Selling, general and administrative expense decreased $0.3 million, or 2% in the first half of 2024 compared to the first half of 2023 primarily due to a decrease in professional fees incurred related to our strategic plan with our subsidiary, PWSH.

Restructurings
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "Plan"). The Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense for the three and six months ended June 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Employee severance and benefits	$1,419	$—	$1,419	$—
Total restructuring expense	$1,419	$—	$1,419	$—

Included in cost of revenue	$16	$—	$16	$—
Included in operating expenses	1,403	—	1,403	—
During the three and six months ended June 30, 2024, we recorded $1.4 million in restructuring expense related to the Plan. During the three and six months ended June 30, 2023, we did not record any restructuring expense. As we continue to implement the Plan, we expect to incur additional restructuring charges of $0.2 million over the remainder of 2024.
Provision for income taxes
The provision for income taxes during the 2024 and 2023 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first six months of 2024 and 2023.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $9.7 million to $37.8 million at June 30, 2024 from $47.5 million at December 31, 2023. The net decrease during the first six months of 2024 was the result of $6.4 million used in operating activities, $2.9 million used for purchases of property and equipment and $0.5 million used for payments on other asset financings. These decreases were partially offset by $0.1 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of June 30, 2024, our cash and cash equivalents balance consisted of $24.3 million in cash, $13.0 million held in U.S. dollar denominated certificates of deposit and $0.5 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2024, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $4.9 million as of June 30, 2024 from $10.1 million as of December 31, 2023. The average number of days sales outstanding decreased to 52 days as of June 30, 2024 from 56 days as of December 31, 2023. The decrease in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the second quarter of 2024, and the fourth quarter of 2023 as well as a decrease in revenue in the second quarter of 2024 compared to the fourth quarter of 2023.
Inventories
Inventories were $5.0 million as of June 30, 2024 compared to $4.0 million at December 31, 2023. Inventory turnover decreased to 4.0 as of June 30, 2024 from 8.6 as of December 31, 2023 primarily due to lower cost of goods sold as a result of lower revenue during the second quarter of 2024 compared to the fourth quarter of 2023. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
There was no activity under this at the market offering during the six months ended June 30, 2024 or June 30, 2023.
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
Liquidity
As of June 30, 2024, our cash and cash equivalents balance of $37.8 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for the next twelve months and beyond. We may pursue financing arrangements including the issuance of debt or equity securities or reduce expenditures, or both, to meet our cash requirements, including in the longer term. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the six month period ended June 30, 2024 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024.

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
We may not fully realize the estimated savings from our restructurings in a timely manner or at all, and our restructuring programs may result in business disruptions and decreased productivity. Any of the foregoing would negatively affect our financial condition and results of operations.
From time to time, we may have the need to execute restructuring plans to make the operation of the Company more efficient, such as the June 2024 restructuring. We may not be able to implement our restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs in a timely manner or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first six months of 2024 represented 44% of revenue. Sales to our top distributor for the years ended December 31, 2023 and 2022 represented 48% and 29% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 88%, 87% and 76% of revenue for the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024 we had three accounts that each represented 10% or more of accounts receivable. As of December 31, 2023 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In addition, any proceeds received by PWSH, one of our Chinese subsidiaries, from the private placement of shares or in connection with the future potential listing of PWSH shares on the STAR Market in Shanghai, are subject to certain PRC laws and regulations that may make it difficult, if not impossible, to use such proceeds to fund those operations of Pixelworks that are not part of PWSH. As a result, it is unlikely that funds raised or generated by PWSH will be readily distributable to Pixelworks.

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
As of December 31, 2023, we had federal, state and foreign net operating loss carryforwards of approximately $154.5 million, $16.3 million, and $89.0 million, respectively, which began expiring in 2024. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 97.2%, 99.7% and 95.1% of revenue for the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2024, we held 265 patents and had 14 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
In addition, the Company faces certain liquidity risks from its operations in China. PWSH has, in the past, and may decide in the future, to sell shares of its stock, such as in a private placement, in an initial public offering on a stock exchange located in China, such as the STAR Market, or otherwise. In addition, PWSH may, in the future, become profitable. Any proceeds raised or generated by PWSH are subject to certain PRC laws and regulations that may make it difficult, if not impossible, for the Company to use such proceeds to fund its operations outside of China. For example, China’s government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore unlikely that funds raised or generated by PWSH will be readily distributable to the Company or its U.S. shareholders. To date, no dividends or distributions have been made by PWSH to either the Company or its U.S. investors. Additionally, cash is transferred through the Company between entities through settling cash owed between one entity and another, for example for services rendered, through intercompany agreements, and the Company intends to continue settling amounts owed in the ordinary course of business in this manner. During the fiscal years ended December 31, 2022 and December 31, 2023, an aggregate of $8.6 million in cash was transferred from the Company to PWSH, and $14.2 million from PWSH to the Company as part of such settlements. While currently the Company has been able to settle cash owed between PWSH and other entities within the Company, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, which in turn would adversely affect our results of operations.

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

If we are unable to negotiate for an extension or cancellation, we may be required to re-purchase the shares of PWSH held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position.
Pursuant to the August 2021 Capital Increase Agreement and the agreements governing the five employee-owned entities that have invested in PWSH (each an “ESOP”), if PWSH has not consummated an initial public offering of its shares on a China financial market prior to a certain date (for the private equity and strategic investors (collectively, the "Investors"), June 30, 2024, and for the ESOPs, December 31, 2024), the Investors and the ESOPs each have an independent right to elect to have their shares repurchased for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). PWSH has not consummated the Listing as of June 30, 2024, and will not be able to do so before December 31, 2024. Therefore, if we are unable to negotiate an extension or cancellation of these provisions, following those deadlines one or more of the respective purchasers may elect to require a repurchase. We would be required to use cash to effect these repurchases, which in turn would negatively impact our cash position and plans for growth.
If we are unable to implement our strategy to expand our PRC operations, including the positioning of PWSH to qualify and seek an initial public offering on the STAR Market, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
In August 2021, we announced our strategic plan to transform PWSH into a profit center for our Mobile and Home & Enterprise businesses to improve our access to capital, customers, and talent in China. As part of this strategic plan, we have intended to qualify PWSH to file an application for an initial public offering on the STAR Market ("Listing") to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our strategic plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the SSE in its discretion. Further, tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC, including the Listing.
The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China generally accepted accounting principles, or China GAAP, standards against filing an IPO application in the present environment. PWSH is not currently profitable under China GAAP standards. The CSRC and the SSE may relax the standards, but there is no guarantee that this will happen in any particular time frame. PWSH remains prepared to re-engage with its advisors and the PRC's government agencies to file an application once the situation changes or PWSH achieves profitability under China GAAP standards, but there can be no assurances that the Listing will occur at all. In the interim, PWSH may require additional funding to augment its PRC operations, and we cannot give any assurance that such capital will be available on terms acceptable to us. Any such inability to obtain funds may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing shareholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our “at the market” equity offering program, we may sell shares of our common stock having aggregate sales proceeds of up to $25.0 million from time to time through Cowen and Company, LLC, as our agent. Through June 30, 2024, we sold an aggregate of 1,808,484 shares of our common stock under this at the market offering. The issuance and sale of additional shares of our common stock pursuant to our “at the market” equity offering program or otherwise will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
Under the Nasdaq Marketplace Rules our common stock must maintain a minimum price of $1.00 per share for continued inclusion on the Nasdaq Global Market. Our closing stock price has recently been below $1.00, and we cannot guarantee that our stock price will remain at or above $1.00 per share. If the price drops below $1.00 per share for a period of 30 consecutive trading days, our stock could become subject to delisting, and we may seek shareholder approval for a reverse stock split, which in turn could produce adverse effects and may not result in a long-term or permanent increase in the price of our common stock. Further, for continued listing on the Nasdaq Global Market we must have at least 400 total shareholders.
In addition to the minimum $1.00 per share and 400 total shareholders requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Marketplace Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers. As of June 30, 2024, we were in compliance with these listing requirements. Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to continue to comply with Nasdaq Global Market’s listing requirements. Should we be unable to remain in compliance with these requirements, our stock could become subject to delisting.

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

Item 5.         Other information.
During the three months ended June 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on February 2, 2023).

10.1+**	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

+	Indicates a management contract or compensation arrangement.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	August 12, 2024	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)