Form 10-Q
period 2024-09-30
PIXELWORKS, INC
filed 2024-11-12
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 58,938,408 as of November 8, 2024

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: our ability to regain compliance with the minimum closing bid price requirement of the Nasdaq Global Market within the applicable cure period; the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and the possible renegotiation of such redemption and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our restructuring plan and restructuring charges related thereto; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and expectations related thereto, including the potential Listing and the timing and benefits thereof; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our contractual obligations, exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, risks related to system security and data protection breaches, concentration of credit risk, changes in the markets in which we operate, our international operations, including in China and other parts of Asia and our exchange rate risks, our indemnification obligations and litigation risks; our operations in China, including the risk of changes in the political, economic, legal or social conditions there; and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to the global economy, risks related to our operations in China, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•We may be unable to regain compliance with Nasdaq Listing Rules, which could cause our common stock to be delisted from the Nasdaq Global Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.
•The price of our common stock has and may continue to fluctuate substantially.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,830	$47,544
Accounts receivable, net	4,497	10,075
Inventories	4,398	3,968
Prepaid expenses and other current assets	2,009	3,138
Total current assets	39,734	64,725
Property and equipment, net	7,600	5,997
Operating lease right-of-use assets	3,953	4,725
Other assets, net	1,436	2,115
Goodwill	18,407	18,407
Total assets	$71,130	$95,969
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,944	$2,416
Accrued liabilities and current portion of long-term liabilities	7,753	9,692
Current portion of income taxes payable	199	189
Total current liabilities	9,896	12,297
Long-term liabilities, net of current portion	533	1,373
Deposit liability	13,422	13,781
Operating lease liabilities, net of current portion	2,065	2,567
Income taxes payable, net of current portion	1,052	939
Total liabilities	26,968	30,957
Commitments and contingencies (Note 13)
Redeemable non-controlling interest	28,513	28,214
Shareholders’ equity:
Preferred stock	—	—
Common stock	489,546	486,324
Accumulated other comprehensive income	2,942	3,378
Accumulated deficit	(500,517)	(477,161)
Total Pixelworks, Inc. shareholders’ equity (deficit)	(8,029)	12,541
Non-controlling interest	23,678	24,257
Total shareholders' equity	15,649	36,798
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$71,130	$95,969
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$9,527	$16,032	$34,116	$39,603
Cost of revenue (1)	4,648	9,150	16,797	22,870
Gross profit	4,879	6,882	17,319	16,733
Operating expenses:
Research and development (2)	8,405	8,752	24,421	23,925
Selling, general and administrative (3)	5,016	5,776	16,272	17,316
Restructuring	90	—	1,493	—
Total operating expenses	13,511	14,528	42,186	41,241
Loss from operations	(8,632)	(7,646)	(24,867)	(24,508)
Interest income and other, net	296	471	1,057	1,615
Loss before income taxes	(8,336)	(7,175)	(23,810)	(22,893)
Provision for income taxes	125	158	262	318
Net loss	(8,461)	(7,333)	(24,072)	(23,211)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	320	334	716	779
Net loss attributable to Pixelworks, Inc.	$(8,141)	$(6,999)	$(23,356)	$(22,432)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.14)	$(0.12)	$(0.40)	$(0.40)
Weighted average shares outstanding - basic and diluted	58,717	56,410	58,116	55,917

(1) Includes:
Stock-based compensation	13	21	41	67
Restructuring	—	—	16	—

(2) Includes stock-based compensation	327	452	973	1,470

(3) Includes stock-based compensation	702	779	2,028	2,140
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(8,461)	$(7,333)	$(24,072)	$(23,211)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(996)	161	(299)	1,372
Comprehensive loss	(9,457)	(7,172)	(24,371)	(21,839)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	320	334	716	779
Total comprehensive loss attributable to Pixelworks, Inc.	$(9,137)	$(6,838)	$(23,655)	$(21,060)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,072)	$(23,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,088	3,211
Stock-based compensation	3,042	3,677
Deferred income tax expense	(86)	314
Reversal of uncertain tax positions	(3)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	5,578	(118)
Inventories	(430)	(4,145)
Prepaid expenses and other current and long-term assets, net	3,287	4,683
Accounts payable	(475)	1,133
Accrued current and long-term liabilities	(4,261)	(2,268)
Income taxes payable	126	(300)
Net cash used in operating activities	(14,206)	(17,026)
Cash flows from investing activities:
Purchases of property and equipment	(3,647)	(3,440)
Net cash used in investing activities	(3,647)	(3,440)
Cash flows from financing activities:
Payments on asset financings	(1,041)	(932)
Proceeds from issuance of common stock under employee equity incentive plans	180	299
Net proceeds from issuance of equity interest to non-controlling interest	—	14,596
Net cash provided by (used in) financing activities	(861)	13,963
Net decrease in cash and cash equivalents	(18,714)	(6,503)
Cash and cash equivalents, beginning of period	47,544	56,821
Cash and cash equivalents, end of period	$28,830	$50,318

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$225	$302
Cash paid during the period for interest	78	116
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$554	$1,980
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2024	Shares	Amount
Balance as of December 31, 2023	57,126,680	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	680,623	125	—	—	—	125
Stock-based compensation expense	—	1,075	—	—	—	1,075
Foreign currency translation adjustment	—	—	775	—	(253)	522
Net loss attributable to non-controlling interest	—	—	—	—	(98)	(98)
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,066)	—	(5,066)
Balance as of March 31, 2024	57,807,303	$487,524	$4,153	$(482,227)	$23,906	$33,356
Stock issued under employee equity incentive plans	665,986	—	—	—	—	—
Stock-based compensation expense	—	925	—	—	—	925
Foreign currency translation adjustment	—	—	260	—	(85)	175
Net loss attributable to non-controlling interest	—	—	—	—	(298)	(298)
Net loss attributable to Pixelworks, Inc.	—	—	—	(10,149)	—	(10,149)
Balance as of June 30, 2024	58,473,289	$488,449	$4,413	$(492,376)	$23,523	$24,009
Stock issued under employee equity incentive plans	465,119	55	—	—	—	55
Stock-based compensation expense	—	1,042	—	—	—	1,042
Foreign currency translation adjustment	—	—	(1,471)	—	475	(996)
Net loss attributable to non-controlling interest	—	—	—	—	(320)	(320)
Net loss attributable to Pixelworks, Inc.	—	—	—	(8,141)	—	(8,141)
Balance as of September 30, 2024	58,938,408	$489,546	$2,942	$(500,517)	$23,678	$15,649

2023
Balance as of December 31, 2022	55,113,186	$481,229	$2,178	$(450,985)	$10,909	$43,331
Stock issued under employee equity incentive plans	606,539	156	—	—	—	156
Stock-based compensation expense	—	1,166	—	—	—	1,166
Foreign currency translation adjustment	—	—	(333)	—	(33)	(366)
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net loss attributable to non-controlling interest	—	—	—	—	(338)	(338)
Net loss attributable to Pixelworks, Inc.	—	—	—	(9,396)	—	(9,396)
Balance as of March 31, 2023	55,719,725	$482,551	$1,845	$(460,381)	$25,134	$49,149
Stock issued under employee equity incentive plans	396,703	—	—	—	—	—
Stock-based compensation expense	—	1,259	—	—	—	1,259
Foreign currency translation adjustment	—	—	2,353	—	(776)	1,577
Net loss attributable to non-controlling interest	—	—	—	—	(107)	(107)
Net loss attributable to Pixelworks, Inc.	—	—	—	(6,037)	—	(6,037)
Balance as of June 30, 2023	56,116,428	$483,810	$4,198	$(466,418)	$24,251	$45,841
Stock issued under employee equity incentive plans	577,089	143	—	—	—	143
Stock-based compensation expense	—	1,252	—	—	—	1,252
Foreign currency translation adjustment	—	—	241	—	(80)	161
Net loss attributable to non-controlling interest	—	—	—	—	(185)	(185)
Net loss attributable to Pixelworks, Inc.	—	—	—	(6,999)	—	(6,999)
Balance as of September 30, 2023	56,693,517	$485,205	$4,439	$(473,417)	$23,986	$40,213
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
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine months ended September 30, 2024 and 2023 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2023 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2023, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2024, and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2024.

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
Inventories consist of the following:

	September 30, 2024	December 31, 2023
Finished goods	$2,378	$2,719
Work-in-process	2,020	1,249
Inventories	$4,398	$3,968

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Gross property and equipment	$26,566	$22,519
Less: accumulated depreciation and amortization	(18,966)	(16,522)
Property and equipment, net	$7,600	$5,997

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. (the "Acquisition"), in 2017, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment or a sustained decrease in stock price. Our stock price has declined recently, which the Company considered a triggering event; therefore, the Company performed a quantitative analysis concluding that no impairment exists as of September 30, 2024. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and related liabilities	$2,986	$4,286
Operating lease liabilities, current	2,138	2,381
Current portion of accrued liabilities for asset financings	1,271	1,124
Accrued costs related to restructuring	87	—
Other	1,271	1,901
Accrued liabilities and current portion of long-term liabilities	$7,753	$9,692

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
As of September 30, 2024:
Assets:
Cash equivalents:
Certificates of deposit	$8,000	$—	$—	$8,000
Money market funds	486	—	—	486

As of December 31, 2023:
Assets:
Cash equivalents:
Certificates of deposit	$10,000	$—	$—	$10,000
Money market funds	950	—	—	950
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
Total restructuring expense included in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2024 and 2023 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue — restructuring:
Employee severance and benefits	$—	$—	$16	$—
	—	—	16	—

Operating expenses — restructuring:
Employee severance and benefits	$90	$—	$1,493	$—
	90	—	1,493	—
Total restructuring expense	$90	$—	$1,509	$—

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2024:

	Balance as of December 31, 2023	Expensed	Payments	Balance as of September 30, 2024
Employee severance and benefits	$—	$1,509	$(1,422)	$87
Total accrued costs related to restructuring	$—	$1,509	$(1,422)	$87

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
We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of one year to four years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost:	$690	$765	$2,102	$2,129

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,052	$2,025
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	1,111	3,881
Weighted average remaining lease term (in years)	2.03	2.39
Weighted average discount rate	7.52%	6.93%

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

Operating Lease Payments
Three months ending December 31, 2024	$624
Years ending December 31:
2025	2,349
2026	1,173
2027	351
Thereafter	49
Total operating lease payments	4,546
Less imputed interest	(343)
Total operating lease liabilities	$4,203

As of September 30, 2024, we had $1,111 in operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
IC sales	$9,470	$15,972	$33,273	$39,187
Engineering services, license and other	57	60	843	416
Total revenues	$9,527	$16,032	$34,116	$39,603
IC sales by end market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Home & Enterprise market	$7,504	$7,735	$20,080	$21,029
Mobile market	1,966	8,237	13,193	18,158
Total IC sales	$9,470	$15,972	$33,273	$39,187
For segment information, including revenue by geographic region, see "Note 11: Segment Information".
Revenue related to the Cinema market was not material in the first nine months of 2024 or 2023 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
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
The Company has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less. The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is $20, which we expect to recognize ratably over the next 2 months.
The following table presents the contract assets and contract liabilities recorded on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Accounts receivable	Accounts receivable, net	$4,497	$10,075
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	74	146
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	12	13
During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company recognized $126 and $120, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income	$303	$500	$1,111	$1,487
Interest expense	(7)	(29)	(54)	3
Other income	—	—	—	125
Total interest income and other, net	$296	$471	$1,057	$1,615

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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $0 and $43 during the three months ended September 30, 2024 and 2023 respectively and $0 and $1,943 during the nine months ended September 30, 2024 and 2023 respectively. All milestones under the co-development agreement were completed as of December 31, 2023.

NOTE 9: INCOME TAXES
The provision for income taxes during the 2024 and 2023 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $3 and $2 during the first nine months of 2024 and 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, the amount of our uncertain tax positions was a liability of $378 and $376, respectively, as well as a contra deferred tax asset of $1,454 and $1,370, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the amount of unrecognized tax benefits and associated interest and penalties of approximately $320 within the next 12 months due to the expiration of statutes of limitations. Of this amount, $243 is classified as a non-current liability, which will reduce our effective tax rate. We recognize interest and penalties related to uncertain tax positions in income tax expense in our condensed consolidated statements of operations.

NOTE 10: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(8,461)	$(7,333)	$(24,072)	$(23,211)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	320	334	716	779
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(8,141)	$(6,999)	$(23,356)	$(22,432)
Weighted average shares outstanding - basic and diluted	58,717	56,410	58,116	55,917
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.14)	$(0.12)	$(0.40)	$(0.40)

Basic and diluted earnings (loss) per share was computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. The numerator adjustments include an allocation of PWSH income to the non-controlling interests, the redeemable non-controlling interests and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Employee equity incentive plans	3,578	4,183	3,713	4,001

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
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Japan	$7,062	$7,070	$17,741	$17,752
China	2,246	8,777	14,951	20,906
Taiwan	192	185	708	836
United States	27	—	716	109
	$9,527	$16,032	$34,116	$39,603

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Distributors:
All distributors	36%	60%	52%	63%
Distributor A	19%	50%	37%	45%
Distributor B	11%	4%	6%	8%
End customers: [1]
Top five end customers	93%	93%	88%	88%
End customer A	64%	40%	46%	37%
End customer B	12%	26%	24%	25%
End customer C	11%	—%	5%	3%
End customer D	—%	20%	—%	12%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2024	December 31, 2023
Account W	48%	46%
Account X	23%	33%
Account Y	16%	6%
Account Z	11%	8%

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

NOTE 13: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2024, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
The components of the change in redeemable non-controlling interests for the nine months ended September 30, 2024 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2024	$28,214
Effect of foreign currency translation attributable to redeemable non-controlling interest	299
Carrying Value of Redeemable Non-Controlling Interest as of September 30, 2024	$28,513

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

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2024	$24,257
Net loss attributable to non-controlling interest	(716)
Effect of foreign currency translation attributable to non-controlling interest	137
Carrying Value of Permanent Equity Non-Controlling Interest as of September 30, 2024	$23,678

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
As of September 30, 2024, we had an intellectual property portfolio of 263 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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

Results of Operations
Revenue, net
Net revenue for the three and nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
Revenue, net	$9,527	$16,032	(41)%	$34,116	$39,603	(14)%

Net revenue decreased $6.5 million, or 41%, in the third quarter of 2024 compared to the third quarter of 2023 and decreased $5.5 million, or 14% in the first nine months of 2024 compared to the first nine months of 2023.
Revenue recorded in the third quarter of 2024 consisted of $9.5 million in revenue from the sale of integrated circuit ("IC") products and negligible revenue related to engineering services, license revenue and other. Revenue recorded in the third quarter of 2023 consisted of $16.0 million in revenue from the sale of IC products and negligible revenue related to engineering services, license revenue and other.
Revenue recorded in the first nine months of 2024 consisted of $33.3 million in revenue from the sale of IC products and $0.8 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2023 consisted of $39.2 million in revenue from the sale of IC products and $0.4 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the third quarter of 2024 compared to the third quarter of 2023 is due to the following factors:
•Sales into the Mobile market decreased approximately $6.3 million or 76% due to decreased units sold.
•Sales into the Home & Enterprise market decreased approximately $0.2 million or 3%.
The decrease in IC revenue in the first nine months of 2024 compared to the first nine months of 2023 is due to the following factors:
•Sales into the Mobile market decreased $5.0 million or 27%, primarily due to decreased units sold.
•Sales into the Home & Enterprise market decreased $0.9 million or 5%.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended September 30, 2024 and 2023, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of revenue	2023	% of revenue	2024	% of revenue	2023	% of revenue
Direct product costs and related overhead [1]	$4,525	47%	$9,129	57%	$16,385	48%	$22,741	57%
Inventory charges [2]	110	1	—	0	355	1	62	0
Stock-based compensation	13	0	21	0	41	0	67	0
Restructuring	—	0	—	0	16	0	—	0
Total cost of revenue	$4,648	49%	$9,150	57%	$16,797	49%	$22,870	58%
Gross profit	$4,879	51%	$6,882	43%	$17,319	51%	$16,733	42%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin increased to 51% in the third quarter of 2024 compared to 43% in the third quarter of 2023 and increased to 51% in the first nine months of 2024 compared to 42% in the first nine months of 2023.
The increase in gross profit margin in the 2024 periods compared to the 2023 periods is primarily due to decreased unit sales into the Mobile market which generally have lower margins than products sold into the Home & Enterprise market, increased average selling prices ("ASP") on IC products sold into the Home & Enterprise market and decreased costs on Mobile products. These factors which positively impacted margin were partially offset by reduced absorption due to reduced revenue and increased inventory charges.
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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million were each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We did not recognize any offsets to research and development expense during the three or nine months ended September 30, 2024. We recognized a negligible offset to research and development expense during the three months ended September 30, 2023. We recognized an offset to research and development expense of $1.9 million during the nine months ended September 30, 2023. All milestones under the co-development agreement were completed as of December 31, 2023.

Research and development expense for the three and nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$8,405	$8,752	(4)%	$24,421	$23,925	2%

Research and development expense decreased $0.3 million, or 4% in the third quarter of 2024 compared to the third quarter of 2023 due to the following factors:
•Compensation expense decreased $0.5 million primarily due to decreased headcount associated with our June 2024 restructuring plan.
•Stock based compensation expense decreased $0.1 million primarily due to the change in our stock price.
•A $0.1 million overall decrease across multiple expense categories, as we continue to implement cost control measures.
•Non-recurring engineering expense increased by $0.4 million.
Research and development expense increased $0.5 million, or 2% in the first nine months of 2024 compared to the first nine months of 2023 due to the following factors:
•A $1.9 million benefit related to the co-development agreement was recognized in the first nine months of 2023 compared to no benefit recognized in the first nine months of 2024.
•Non-recurring engineering expense and outside services decreased $0.5 million.
•Stock based compensation expense decreased $0.5 million primarily due to the change in our stock price.
•Compensation expense decreased $0.4 million primarily due to decreased headcount associated with our June 2024 restructuring plan.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
Selling, general and administrative	$5,016	$5,776	(13)%	$16,272	$17,316	(6)%

Selling, general and administrative expense decreased $0.8 million, or 13% in the third quarter of 2024 compared to the third quarter of 2023 due to the following factors:
•Accounting and other professional fees decreased $0.5 million primarily due to a decrease in fees incurred related to our strategic plan with our subsidiary, PWSH.
•Compensation expense decreased $0.3 million primarily due to decreased headcount associated with our June 2024 restructuring plan.
Selling, general and administrative expense decreased $1.0 million, or 6% in the first nine months of 2024 compared to the first nine months of 2023 primarily due to a decrease in accounting and other professional fees incurred related to our strategic plan with our subsidiary, PWSH.

Restructurings
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "Plan"). The Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense for the three and nine months ended September 30, 2024 and 2023, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Employee severance and benefits	$90	$—	$1,509	$—
Total restructuring expense	$90	$—	$1,509	$—

Included in cost of revenue	$—	$—	$16	$—
Included in operating expenses	90	—	1,493	—
During the three and nine months ended September 30, 2024, we recorded $0.1 million and $1.5 million, respectively, in restructuring expense related to the Plan. During the three and nine months ended September 30, 2023, we did not record any restructuring expense. As we continue to implement the Plan, we expect to incur additional restructuring charges of $0.1 million over the remainder of 2024.
Provision for income taxes
The provision for income taxes during the 2024 and 2023 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a negligible benefit for the reversal of previously recorded foreign tax contingencies during the first nine months of 2024 and 2023.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $18.7 million to $28.8 million at September 30, 2024 from $47.5 million at December 31, 2023. The net decrease during the first nine months of 2024 was the result of $14.2 million used in operating activities, $3.7 million used for purchases of property and equipment and $1.0 million used for payments on other asset financings. These decreases were partially offset by $0.2 million in proceeds from the issuances of common stock under our employee equity incentive plans.
As of September 30, 2024, our cash and cash equivalents balance consisted of $20.3 million in cash, $8.0 million held in U.S. dollar denominated certificates of deposit and $0.5 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2024, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $4.5 million as of September 30, 2024 from $10.1 million as of December 31, 2023. The average number of days sales outstanding decreased to 42 days as of September 30, 2024 from 56 days as of December 31, 2023. The decrease in accounts receivable and days sales outstanding was due to normal fluctuations in the timing of sales and customer receipts within the third quarter of 2024, and the fourth quarter of 2023 as well as a decrease in revenue in the third quarter of 2024 compared to the fourth quarter of 2023.
Inventories
Inventories were $4.4 million as of September 30, 2024 compared to $4.0 million at December 31, 2023. Inventory turnover decreased to 3.9 as of September 30, 2024 from 8.6 as of December 31, 2023 primarily due to lower cost of goods sold as a result of lower revenue during the third quarter of 2024 compared to the fourth quarter of 2023. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
Capital resources
At the Market Offering
On June 5, 2020, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which we could issue and sell shares of the Company's common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million, from time to time, through an "at the market" equity offering program under which Cowen acted as sales agent (the "2020 ATM Program"). On November 6, 2024, we notified Cowan that we were terminating the Sales Agreement and the underlying 2020 ATM Program, pursuant to which we sold an aggregate of 1,808,484 shares of common stock.
There was no activity under the 2020 ATM Program during the nine months ended September 30, 2024 or September 30, 2023.
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
Liquidity
As of September 30, 2024, our cash and cash equivalents balance of $28.8 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the nine month period ended September 30, 2024 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 13, 2024.

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
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first nine months of 2024 represented 37% of revenue. Sales to our top distributor for the years ended December 31, 2023 and 2022 represented 48% and 29% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 88%, 87% and 76% of revenue for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024 we had four accounts that each represented 10% or more of accounts receivable. As of December 31, 2023 we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 97.9%, 99.7% and 95.1% of revenue for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of September 30, 2024, we held 263 patents and had 13 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
Pursuant to the August 2021 Capital Increase Agreement and the agreements governing the five employee-owned entities that have invested in PWSH (each an “ESOP”), if PWSH has not consummated an initial public offering of its shares on a China financial market prior to a certain date (for the private equity and strategic investors (collectively, the "Investors"), June 30, 2024, and for the ESOPs, December 31, 2024), the Investors and the ESOPs each have an independent right to elect to have their shares repurchased for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). PWSH has not consummated the Listing as of September 30, 2024, and will not be able to do so before December 31, 2024. Therefore, if we are unable to negotiate an extension or cancellation of these provisions, following those deadlines one or more of the respective purchasers may elect to require a repurchase. We would be required to use cash to effect these repurchases, which in turn would negatively impact our cash position and plans for growth.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, in December 2020, we completed a private placement of 3,200,000 shares of common stock to certain accredited investors at a purchase price of $2.071 per share. The issuance and sale of the shares in the private placement had a dilutive impact on our existing shareholders. Additionally, also in December 2020, we completed the sale of 4,900,000 shares of common stock in an underwritten registered offering and an additional 735,000 shares were issued pursuant to the 30-day over-allotment option exercised by the underwriter, at a price to the public of $2.45 per share. Additionally, pursuant to our 2020 ATM Program, we sold an aggregate of 1,808,484 shares of our common stock. The issuance and sale of additional shares of our common stock will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to an “at the market” equity offering program, a private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
We may be unable to regain compliance with Nasdaq Listing Rules, which could cause our common stock to be delisted from the Nasdaq Global Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.
Under the Nasdaq Listing Rules, we must have at least 400 total shareholders and our common stock must maintain a minimum price of $1.00 per share for continued listing on the Nasdaq Global Market. Our common stock price is currently and may in the future be below the minimum bid price for continued listing on the Nasdaq Global Market. On September 11, 2024, we received a letter (the “Bid Price Deficiency Notice”) from the listing qualifications department staff of The Nasdaq Stock Market LLC indicating that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. To regain compliance with the Bid Price Requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to March 10, 2025. While the Bid Price Deficiency Notice has no immediate effect on the listing or trading of our common stock on the Nasdaq Global Market, we intend to actively monitor the bid price for our common stock between now and March 10, 2025 and will consider available options to resolve the deficiency and regain compliance with the Bid Price Requirement, such as a reverse stock split.
In addition to the 400 total shareholders and minimum $1.00 per share continued listing requirements, the Nasdaq Global Market has other continued listing requirements, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $50.0 million in total asset value and $50.0 million in revenues in the latest fiscal year or in two of the last three fiscal years, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers (as such term is defined by the Nasdaq Listing Rules); (ii) a minimum of $50.0 million in market value of listed securities, at least 1.1 million publicly held shares, at least $15.0 million in market value of publicly held shares and at least four registered and active market makers; or (iii) a minimum of $10.0 million in shareholders' equity, at least 750,000 publicly held shares, at least $5.0 million in market value of publicly held shares and at least two registered and active market makers.
Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $50.0 million and $5.0 million, respectively. Accordingly, we cannot assure you that we will be able to regain compliance with the Bid Price Requirement or continue to comply with the Nasdaq Global Market’s other continued listing requirements. If our common stock is delisted, it would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.

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

Item 5.         Other information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408(a) of Regulation S-K.
Executive Compensation
On November 11, 2024, we entered into a Transaction Bonus Agreement with Todd A. DeBonis, our Chief Executive Officer (the “Transaction Bonus Agreement”). Pursuant to the Transaction Bonus Agreement, Mr. DeBonis has the opportunity to earn a cash bonus with a target payout value of $400,000 and a maximum payout value of $600,000 (the “Transaction Bonus”), which amount will be based on Mr. DeBonis’ achievement of certain performance milestones and subject to the discretion of the compensation committee of our board of directors. The Transaction Bonus, if any, will be payable within thirty (30) days following the date on which the compensation committee has certified achievement of the milestone(s), and in any event by no later than July 31, 2025 (the “Deadline Date”), subject to Mr. DeBonis’ continued employment with the Company through and as of the payment date of the Transaction Bonus (except as provided in the Transaction Bonus Agreement) and his compliance with his Proprietary Information and Inventions Assignment Agreement with the Company.
If Mr. DeBonis is involuntarily terminated by the Company without Cause (as defined in that certain Amended and Restated Change of Control and Severance Agreement effective as of April 11, 2019 by and between Mr. DeBonis and the Company, the “Change of Control Agreement”) or he resigns with Good Reason (as defined in the Change of Control Agreement) on or prior to the Deadline Date, he will remain entitled to receive any unpaid Transaction Bonus which has been earned as of such date, as determined by the compensation committee. If Mr. DeBonis’ service with the Company is terminated for any other reason, he will immediately forfeit the right to receive the Transaction Bonus.
In addition, the Transaction Bonus Agreement amended the Change of Control Agreement to replace the cash portion of the severance amount due on an Involuntary Termination (as defined in the Change of Control Agreement) with a fixed number of $440,000.
The foregoing description of the terms of the Transaction Bonus Agreement does not purport to be complete and is qualified in its entirety by reference to full text of the Transaction Bonus Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on February 2, 2023).

10.1+^**	Transaction Bonus Agreement dated as of November 11, 2024 by and between Pixelworks, Inc. and Todd A. DeBonis.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

+	Indicates a management contract or compensation arrangement.
^	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	November 12, 2024	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)