Form 10-K
period 2024-12-31
PIXELWORKS, INC
filed 2025-03-13
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30269
________________________________
PIXELWORKS, INC.
(Exact name of registrant as specified in its charter)
________________________________

Oregon			91-1761992
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

16760 SW Upper Boones Ferry Rd. Ste. 101
Portland	,	Oregon	97224
(Address of principal executive offices)			(Zip Code)

503-601-4545
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PXLW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 30, 2024 was $51,227,633 based on the closing price of $0.98 per share of common stock on the Nasdaq Stock Market LLC on June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates as well as holders of more than 5% of the registrant's common stock known to the registrant. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 7, 2025: 60,882,480
________________________________
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2024.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2024, including our consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•If we are unable to negotiate for an extension or cancellation, we may be required to repurchase the shares of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position.
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
•If the Listing is completed, PWSH's status as a publicly traded company in China that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
•The STAR Market is relatively new, and as a result, it is difficult to predict the effect of the proposed Listing, which may in turn negatively affect the price of our common stock on Nasdaq.
•If the Listing is completed, Pixelworks and PWSH both will be public reporting companies, but each will be subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
•We may be unable to regain compliance with Nasdaq Listing Rules, which could cause our common stock to be delisted from Nasdaq. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.
•The price of our common stock has and may continue to fluctuate substantially.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include, but are not limited to, statements regarding: our ability to regain compliance with the minimum closing bid price requirement of The Nasdaq Stock Market LLC (“Nasdaq”) within the applicable cure period; the features, benefits and applications of our technologies and products; market trends and changes, including in the Mobile, Home & Enterprise and Cinema markets; our strategy, including strategy regarding our products, technology, research and development, sales and marketing and acquisition and other growth opportunities; the Capital Increase Agreement and the redeemable non-controlling interests in our subsidiary, PWSH, including the possible redemption thereof and the impact thereof, and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and expectations related thereto, including the potential Listing and the timing and benefits thereof and any potential alternative strategic options for PWSH, plans with respect to our reinvestment of our earnings in China; amortization expectations; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, financing; the success of our products; customer, distributor and manufacturer concentration; current global economic challenges; exchange rate and interest rate risks; our competitive advantages in research and development; levels of inventory at distributors and customers; changes in customer ordering patterns or lead times; seasonality; expectations as to revenue associated with sales into certain markets; cost and investment expectations; backlog; future contractual obligations; competition; intellectual property; insufficient, excess or obsolete inventory and variations in inventory valuation; income tax valuation allowance; net operating loss utilization; accounting policies and use of estimates and potential impact of changes thereto; internal controls; the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, concentration of credit risk, changes in the markets in which we operate, our international operations, including in Asia, our indemnification obligations and litigation risks; and our operations in China, including the risk of changes in the political, economic, legal or social conditions there. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate; our ability to deliver new products in a timely fashion; our new product yield rates; changes in estimated product costs; product mix; the growth of the markets we serve; supply of products from third-party foundries; failure or difficulty in achieving design wins; timely customer transition to new product designs; competitive factors, such as rival chip architectures, introduction or traction by competing designs, or pricing pressures; litigation related to our intellectual property rights; our limited financial resources; economic and political challenges due to operations in Asia and specifically in China; including any governmental approvals; exchange rate fluctuations; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; natural disasters, war or pandemics; the need for additional income tax valuation allowances; limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K unless otherwise required by law. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the "Strategic Plan"). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this Strategic Plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 16: Non-Controlling Interest", below. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, and related regulations, therefore do not apply to our Company.
As part of the Strategic Plan we intended to qualify PWSH to file an application for an initial public offering on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (such initial public offering on the STAR Market, the “Listing,” and such application, an "IPO application"), a lengthy process that involves several reviews by various government agencies of China, such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The market conditions and regulatory requirements continue to not be conducive to a successful listing by PWSH. We continue to believe that the Listing could have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide, and thus remain prepared to re-engage with the various government agencies of China and our advisors involved in a Listing once those conditions and requirements sufficiently improve. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The Listing of PWSH would not change the status of PXLW as a U.S. public company. Pixelworks continues to work with Morgan Stanley as financial advisor to assist with reviewing potential alternative strategic options specific to inbound interest in the Pixelworks Shanghai subsidiary.

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
High-resolution (UHD/4K), sustained bitrate decoding (100Mbit), and advanced video formats (HDR10, HDR10+) are key requirements for advanced personal video recorder ("PVR") products sold in the Japanese market, where consumers rate video quality as a key acquisition criteria. The advanced PVR market in Japan is transitioning from 2K to UHD/4K formats and supports new broadcast technologies, like Advanced Digital Satellite Broadcast ("ADSB") in Japan.
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
Indirect Distribution Channels
•We have indirect distribution relationships through our distributors. Distributors are resellers in local markets who provide engineering support and stock our semiconductors in direct relation to specific manufacturing customer orders. Our distributors often have valuable and established relationships with our end customers, and in certain countries it is customary to sell to distributors. While a distributor's payment to us is not dependent upon the distributor’s ability to resell the product or to collect from the end customer, our distributors may provide longer payment terms to end customers than those we would offer. Sales to distributors accounted for 47% and 66% of revenue in 2024 and 2023 respectively.
One of our distributors, Upstar Technology Limited represented more than 10% of revenue in each of 2024 and 2023, and accounted for more than 10% of accounts receivable as of December 31, 2024 and December 31, 2023. One of our distributors, Tokyo Electron Device limited represented more than 10% of accounts receivable as of December 31, 2024. No other distributor accounted for more than 10% of revenue in 2024 and 2023 or represented more than 10% of accounts receivable as of December 31, 2024 or 2023.
Direct Distribution Channels
We have direct distributor relationships in Japan, China and Taiwan.
•We have established direct relationships with companies that manufacture high-end display systems. Revenue through direct relationships accounted for 53% and 34% of total revenue in 2024 and 2023, respectively.
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
End Customers
Revenue attributable to our top five end customers together represented 88% and 87% of revenue in 2024 and 2023, respectively. End customers include customers who purchase directly from us as well as customers who purchase products indirectly through distributors. Sales to Seiko Epson Corporation represented more than 10% of revenue in each of 2024 and 2023, and accounted for more than 10% of accounts receivable as of December 31, 2024 and 2023. Sales to Guangdong OPPO Mobile Telecommunications Corporation, Ltd. accounted for more than 10% of revenue in each of 2024 and 2023. No other end customer accounted for more than 10% of revenue in 2024 or 2023 or represented more than 10% of accounts receivable as of December 31, 2024 or 2023.

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
Geographic Distribution of Sales
Sales outside the U.S. accounted for approximately 98.3% and 99.7% of revenue in 2024 and 2023 respectively.
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
We have invested, and expect to continue to invest, significant resources in research and development activities. Our research and development expenses were $31.3 million and $30.9 million in 2024 and 2023, respectively. During 2023, we received reimbursements related to a co-development arrangement with a customer for costs incurred in connection with our development of an IC product. As a result of the reimbursements, our overall research and development expense was reduced by $3.2 million in 2023. There were no reductions to research and development expense related to co-development arrangements in 2024.
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
Intellectual Property
We use a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. As of December 31, 2024, we held 261 patents and have 14 patent applications pending, compared to 280 patents and 18 patent applications pending as of December 31, 2023. The patents we hold relate generally to improvements in the visual display of digital image data including, but not limited to, improvements in image scaling, image correction, automatic image optimization and video signal processing for digital displays, and in large part, are implemented in our core technologies and products. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 16 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for information on various environmental risks.
Employees
As of December 31, 2024, we had a total of 196 employees, the majority of which were full-time, compared to 239 employees as of December 31, 2023.
Corporate Information
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. Our stock is traded on the Nasdaq Capital Market under the symbol "PXLW".

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

Item 1A.Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2024, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.
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
From time to time, we may have the need to execute restructuring plans to make the operation of the Company more efficient, such as the February 2025 restructuring. We may not be able to implement our restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs in a timely manner or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $505.9 million as of December 31, 2024. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.

A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel their orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 30% and 48% of revenue for the years ended December 31, 2024 and 2023, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 88% and 87% of revenue for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had three accounts that each represented 10% or more of accounts receivable. As of December 31, 2023, we had two accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
As of December 31, 2024, we had federal, state and foreign net operating loss carryforwards of approximately $155.6 million, $17.4 million, and $133.2 million, respectively, which will begin to expire in 2025. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 98.3% and 99.7% of revenue for the years ended December 31, 2024 and 2023, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
•the continued effect of health epidemics in China or other parts of Asia, such as the COVID-19 pandemic;
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
If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. We have, in the past, and may, in the future, identify material weaknesses in our internal controls over financial reporting. Additionally, if any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal controls over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations, Nasdaq Capital Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from the Nasdaq Capital Market, or penalties imposed on us.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies As of December 31, 2024, we held 261 patents and had 14 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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

In addition, the Company faces certain liquidity risks from its operations in China. PWSH has, in the past, and may decide in the future, to sell shares of its stock, such as in a private placement, in an initial public offering on a stock exchange located in China, such as the STAR Market, or otherwise. In addition, PWSH may, in the future, become profitable. Any proceeds raised or generated by PWSH are subject to certain PRC laws and regulations that may make it difficult, if not impossible, for the Company to use such proceeds to fund its operations outside of China. For example, China’s government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore unlikely that funds raised or generated by PWSH will be readily distributable to the Company or its U.S. shareholders. To date, no dividends or distributions have been made by PWSH to either the Company or its U.S. investors. Additionally, cash is transferred through the Company between entities through settling cash owed between one entity and another, for example for services rendered, through intercompany agreements, and the Company intends to continue settling amounts owed in the ordinary course of business in this manner. During the fiscal years ended December 31, 2023 and December 31, 2024, an aggregate of $7.2 million in cash was transferred from the Company to PWSH, and $8.4 million from PWSH to the Company as part of such settlements. While currently the Company has been able to settle cash owed between PWSH and other entities within the Company, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, which in turn would adversely affect our results of operations.
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
Pursuant to the August 2021 Capital Increase Agreement and the agreements governing the five employee-owned entities that have invested in PWSH (each an “ESOP”), if PWSH has not consummated an initial public offering of its shares on a China financial market prior to a certain date (for the private equity and strategic investors (collectively, the "Investors"), June 30, 2024, and for the ESOPs, December 31, 2024), the Investors and the ESOPs each have an independent right to elect to have their shares repurchased for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). PWSH has not consummated the Listing as of December 31, 2024. Therefore, if we are unable to negotiate an extension or cancellation of these provisions, following those deadlines one or more of the respective purchasers may elect to require a repurchase. We would be required to use cash to effect these repurchases, which in turn would negatively impact our cash position and plans for growth.
If we are unable to implement our strategy to expand our PRC operations, including the positioning of PWSH to qualify and seek an initial public offering on the STAR Market, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
In August 2021, we announced our Strategic Plan to transform PWSH into a profit center for our Mobile and Home & Enterprise businesses to improve our access to capital, customers, and talent in China. As part of this Strategic Plan, we have intended to qualify PWSH to file an IPO application to further improve our access to capital markets and to fund growth. We may not be successful in the implementation of our Strategic Plan, and we may not be able to complete the Listing for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. With respect to the Listing, PWSH must succeed in obtaining PRC governmental approvals required to permit the Listing, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us, or may be conditioned on requirements that we deem would result in an undue burden or material adverse impact on our business. Similarly, the Listing application may be denied or delayed by the SSE in its discretion. Further, tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC, including the Listing.
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
The STAR Market is relatively new, and as a result, it is difficult to predict the effect of the proposed Listing, which may in turn negatively affect the price of our common stock on the Nasdaq Capital Market.
The CSRC initially launched the STAR Market in June 2019 and trading on that market began in July 2019. No assurance can be given regarding the effect of the Listing on the market price of PWSH shares or on the price of our common stock on the Nasdaq Capital Market. The market price of the PWSH shares and Pixelworks common stock may be volatile or may decline for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the proposed Listing.

If the Listing is completed, Pixelworks and PWSH both will be public reporting companies, but each will be subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
If PWSH completes the Listing, it will be subject to accounting, disclosure, and other regulatory requirements of the CSRC and the STAR Market. At the same time, Pixelworks will remain subject to accounting, disclosure, and other regulatory requirements of the SEC and the Nasdaq Capital Market. As a result, Pixelworks and PWSH periodically will disclose information simultaneously pursuant to differing laws and regulations. The information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture, and expression habit, in composition of investors in the United States and PRC, and in the capital markets of the United States and the PRC. Differing disclosures could lead to confusion or uncertainty among investors in the publicly traded shares of one or both companies. Differences between the price of PWSH shares on the STAR Market and the price of Pixelworks common stock on Nasdaq Capital Market could lead to increased volatility, as some investors seek to arbitrage price differences. Additionally, news about PWSH may affect the price of Pixelworks’ common stock, and vice versa, creating additional uncertainty and volatility.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, as of December 31, 2024, pursuant to our 2024 ATM Program (as defined below), we sold an aggregate of 358,272 shares of our common stock. The issuance and sale of additional shares of our common stock will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to an “at the market” equity offering program, a private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
We may be unable to regain compliance with Nasdaq Listing Rules, which could cause our common stock to be delisted from the Nasdaq Capital Market. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.
Under the Nasdaq Listing Rules, we must maintain a minimum price of $1.00 per share for continued listing on Nasdaq. Our common stock price is currently and may in the future be below the minimum bid price for continued listing on Nasdaq. On September 11, 2024, we received a letter (the “Bid Price Deficiency Notice”) from the listing qualifications department staff of Nasdaq indicating that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days, and we had until March 10, 2025 to regain compliance with the Bid Price Requirement. On February 27, 2025 we submitted an application to transfer to the Nasdaq Capital Market, which was approved and effective as of March 11, 2025. In connection with this transfer, we provided a written notice to Nasdaq that we intend to cure the Bid Price Requirement during our second compliance period, including by effective a reverse stock split if necessary. As a result, we have until September 6, 2025 to regain compliance with the Bid Price Requirement, which requires the closing bid price of our common stock to be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to September 6, 2025.
In addition to the minimum $1.00 per share continued listing requirements, the Nasdaq Capital Market has other continued listing requirements, including the requirement that we have at least 300 total shareholders, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $500,000 in net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years), at least 500,000 publicly held shares, at least $1.0 million in market value of publicly held shares and at least two registered and active market makers (as such term is defined by the Nasdaq Listing Rules); (ii) a minimum of $35.0 million in market value of listed securities, at least 500,000 publicly held shares, at least $1.0 million in market value of publicly held shares and at least two registered and active market makers; or (iii) a minimum of $2.5 million in shareholders' equity, at least 500,000 publicly held shares, at least $1.0 million in market value of publicly held shares and at least two registered and active market makers.
Our stock price is volatile and we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $35.0 million and $1.0 million, respectively. Accordingly, we cannot assure you that we will be able to regain compliance with the Bid Price Requirement or continue to comply with the Nasdaq Capital Market’s other continued listing requirements. If our common stock is delisted, it would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.
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
Our audit committee is responsible for the oversight of risks from cybersecurity threats and directly oversees our cybersecurity policies and practices, internal controls regarding information security, and compliance with legal and regulatory requirements regarding cybersecurity risks. The audit committee receives regular reports and updates on cybersecurity matters from the leaders of our dedicated security team and management, including developments on existing and new cybersecurity risks and how management is addressing and/or mitigating such risks, cybersecurity and data privacy incidents (if any), the status of key information security initiatives, vulnerability assessments, as well as on existing and emerging threat landscapes. Additionally, on at least an annual basis, the audit committee reviews and discusses with management our policies and programs with respect to the audit committee’s oversight of cybersecurity threats, which enable the audit committee’s effecting oversight of our overall cybersecurity risk and compliance posture. The audit committee regularly reports to the board of directors on these matters.
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

Item 2.Properties.
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2024, our major facilities consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support; administration	46,000	Various dates through August 2026
Toronto	Engineering; administration	12,000	March 2027
California	Administration; engineering; sales	6,000	February 2028
Taiwan	Customer support; sales; operations; engineering	16,000	Various dates through November 2026
Oregon	Administration	5,000	December 2026
Japan	Sales; customer support	3,000	January 2025

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

Item 4.Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is listed for trading on the Nasdaq Capital Market under the symbol "PXLW". Our stock began trading on May 19, 2000.
As of March 7, 2025, there were 108 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $0.67. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the “Strategic Plan”). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this Strategic Plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 16: Non-Controlling Interest". PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC.
We continue to believe that an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their initial public offering. PWSH is not currently profitable under China GAAP standards. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
Pixelworks continues to work with Morgan Stanley as financial advisor to assist with reviewing potential alternative strategic options specific to inbound interest in the Pixelworks Shanghai subsidiary.

As of December 31, 2024, we had an intellectual property portfolio of 261 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Significant portions of our products are sold overseas. Sales outside the U.S. accounted for approximately 98.3% and 99.7% of revenue in 2024 and 2023, respectively. Our integrators, branded manufacturers and branded suppliers incorporate our products into systems that are sold worldwide. The majority of our revenue to date has been denominated in U.S. dollars.
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

Results of Operations
For the year ended December 31, 2024 compared with year ended December 31, 2023.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,		2024 v. 2023
	2024	2023	$ change	% change
Revenue, net	$43,206	$59,677	$(16,471)	(28)%
Net revenue decreased $16.5 million, or 28%, from 2023 to 2024.
Revenue recorded in 2024 consisted of $42.3 million in revenue from the sale of integrated circuits ("IC") products and $0.9 million in revenue related to engineering services, license revenue and other. Revenue recorded in 2023 consisted of $58.6 million in revenue from the sale of IC products and $1.1 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue from 2023 compared to 2024 is due to the following factors:
•Sales into the Mobile market decreased $15.7 million or 54%, primarily due to decreased units sold associated with a delayed transition to our latest generation mobile products.
•Sales into the Home & Enterprise market decreased $0.6 million or 2%.
Revenue related to the Cinema market was not material in 2024 or 2023 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2024	% of revenue	2023	% of revenue
Direct product costs and related overhead [1]	$20,454	47.3%	$33,599	56.3%
Inventory charges [2]	414	1.0	280	0.5
Stock-based compensation	53	0.1	89	0.1
Total cost of revenue	$20,921	48.4%	$33,968	56.9%
Gross profit	$22,285	51.6%	$25,709	43.1%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or net realizable value and a benefit for sales of previously written down inventory.
Gross profit margin increased to 52% in 2024 compared to 43% in 2023, primarily due to decreased unit sales into the Mobile market which generally have lower margins than products sold into the Home & Enterprise market, increased average selling prices ("ASP") on IC products sold into the Home & Enterprise market and decreased costs on Mobile products. These factors which positively impacted margin were partially offset by reduced absorption due to reduced revenue and increased inventory charges.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs and the timing and execution of manufacturing ramps as well as other factors.

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
Under the co-development agreement, $5.8 million was payable by the customer within 60 days of the date of the agreement and three additional payments of $2.5 million, $1.9 million and $1.3 million are each payable upon completion of certain development milestones. As amounts became due and payable, they were offset against research and development expense on a pro rata basis. We did not recognize any offsets to research and development expense during the year ended December 31, 2024. We recognized an offset to research and development expense of approximately $3.2 million during the year ended December 31, 2023. All milestones under the co-development agreement were completed as of December 31, 2023.
Research and development expense was as follows (in thousands):

	Year ended December 31,		2024 v. 2023
	2024	2023	$ change	% change
Research and development	$31,337	$30,878	$459	1%
Research and development expense increased $0.5 million, or 1%, from 2023 to 2024 due to the following factors:
•A $3.2 million benefit related to the co-development agreement was recognized in 2023 compared to no benefit recognized in 2024.
•Compensation expense decreased $1.6 million primarily due to decreased headcount associated with our June 2024 restructuring plan and a decreased management bonus accrual.
•Non-recurring engineering expense decreased $1.1 million due to the timing of development activities.
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
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,		2024 v. 2023
	2024	2023	$ change	% change
Selling, general and administrative	$20,697	$23,467	$(2,770)	(12)%
Selling, general and administrative expense decreased $2.8 million, or 12%, from 2023 to 2024 due to the following factors:
•Compensation expense decreased $1.1 million primarily due to decreased headcount associated with our June 2024 restructuring plan and a decreased management bonus accrual.
•Accounting and other professional fees decreased $1.7 million primarily due to a decrease in fees incurred related to our strategic plan with our subsidiary, PWSH.

Restructurings
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "Plan"). The Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense was as follows (dollars in thousands):

	Year ended December 31,
	2024	2023
Employee severance and benefits	$1,624	$—
Total restructuring expense	$1,624	$—

Included in cost of revenue	$16	$—
Included in operating expenses	1,608	—
During 2024, we recorded $1.6 million, in restructuring expense related to the Plan. During 2023, we did not record any restructuring expense. The Plan was complete in 2024 and we do not expect to incur any further expenses related to the Plan after 2024.
Interest income and other, net
Interest income and other, net, consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
Interest income	$1,267	$1,950
Government subsidies received	1,100	—
Interest expense	(69)	(25)
Other income	—	125
Total interest income and other, net	$2,298	$2,050
The increase in interest income and other, net in 2024 compared to 2023 is due to an increase in government subsidies received, partially offset by a decrease in interest earned on our cash and cash equivalents balance due to the decrease in our cash and cash equivalents balance in 2024 compared to 2023. Additional information on the government subsides received is provided in "Note 17: Government Grants", which is incorporated by reference into this section.
Provision for income taxes
The benefit for income taxes was as follows (in thousands):

	Year ended December 31,
	2024	2023
Provision for income taxes	$478	$357

The income tax expense of $0.5 million recorded for the year ended December 31, 2024 is primarily composed of tax expense of $0.4 million for our profitable cost-plus jurisdictions and deferred tax expense of approximately $0.1 million.
The income tax expense of $0.4 million recorded for the year ended December 31, 2023 is primarily composed of tax expense of $0.1 million for our profitable cost-plus jurisdictions and deferred tax expense of approximately $0.3 million.
We continue to record a full valuation allowance against our U.S., Canada and China net deferred tax assets as of December 31, 2024 and 2023, as it is not more likely than not that we will realize a benefit from these assets in a future period. During the fourth quarter of 2024, we established a valuation allowance against the carryforwards of our California LLC in connection with closing this entity. We have not provided a valuation allowance against our other foreign net deferred tax assets as we have concluded it is more-likely-than-not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance increased $9.0 million and $11.0 million for the years ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, we have federal, state and foreign net operating loss carryforwards of approximately $155.6 million, $17.4 million, and $133.2 million respectively, which will begin expiring in 2025. As of December 31, 2024, we have available federal, state and foreign research and experimentation tax credit carryforwards of approximately $4.7 million, $5.5 million and $21.1 million respectively. The federal tax credits will begin expiring in 2025 while the state and foreign tax credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $121.3 million. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $23.9 million from $47.5 million at December 31, 2023 to $23.6 million at December 31, 2024. The net decrease was primarily the result of $19.8 million used in operating activities, $3.8 million used for purchases of property and equipment and $1.3 million used for payments on other asset financings.
As of December 31, 2024, our cash and cash equivalents balance consisted of $18.4 million in cash and $0.2 million in cash equivalents held in U.S. dollar denominated money market funds and $5.0 million held in U.S. dollar denominated certificates of deposit. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $5.8 million at December 31, 2024 from $10.1 million at December 31, 2023. Average number of days sales outstanding decreased to 48 days at December 31, 2024 from 56 days at December 31, 2023. The decrease in accounts receivable was primarily due to the decrease in revenue in 2024 compared to 2023.
Inventories
Inventories increased to $4.2 million at December 31, 2024 from $4.0 million at December 31, 2023. Inventory turnover decreased to 5.1 at December 31, 2024 from 8.6 at December 31, 2023 primarily due to lower cost of goods sold as a result of lower revenue in 2024 compared to 2023. Inventory turnover is calculated based on annual operating results and average inventory balances during the year.
Capital resources
At the Market Offering
On November 14, 2024, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we may issue and sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $10.0 million, from time to time, through an “at the market” equity offering program under which Roth will act as sales agent (the "2024 ATM Program"). Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through Nasdaq or on any other existing trading market for our common stock. We pay Roth a commission equal to two and a half percent (2.5%) of the gross sales proceeds of any common stock sold through Roth under the Sales Agreement. The Sales Agreement may be terminated by us upon prior notice to Roth or by Roth upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We are not obligated to sell any shares under the Sales Agreement.
During the year ended December 31, 2024, we sold an aggregate of 358,272 shares of our common stock under the 2024 ATM Program, resulting in aggregate net proceeds to us of approximately $0.2 million.

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
We have entered into a Capital Increase Agreement pursuant to which PWSH, one of our Chinese subsidiaries, received net proceeds from the sale of its securities pursuant thereto in an amount of 99.0 million RMB ($14.6 million USD). Additional information is provided in "Note 16: Non-Controlling Interest", which is incorporated by reference into this section.
Equity Transfer Agreement
We have entered into an Equity Transfer Agreement pursuant to which we received net proceeds of $10.7 million in exchange for a 2.73% equity interest in PWSH. Additional information is provided in "Note 16: Non-Controlling Interest", which is incorporated by reference into this section.
Liquidity
As of December 31, 2024, our cash and cash equivalents balance of $23.6 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. We performed a qualitative assessment during the fourth quarter of 2024 and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. As a result, we concluded that a quantitative impairment test was not required and that goodwill was not impaired.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.Financial Statements and Supplementary Data.
The following financial statements and reports are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pixelworks, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
The principal considerations for our determination that the net realizable value of inventories is a critical audit matter are that significant judgement by management is needed when determining obsolete or excess inventories, including developing an estimate of future demand. The estimate of future demand requires management to make subjective and complex assumptions related to market conditions, business strategies, and technology trends. Given this, significant auditor judgment and effort in performing procedures and evaluating management’s significant assumptions are required for this estimate.

Our audit procedures related to the net realizable value of inventories included the following, among others:
•We obtained management’s analysis for estimated excess or obsolete inventories. We evaluated the appropriateness of management’s approach and tested the completeness and accuracy of the underlying data.
•We evaluated the reasonableness of management’s significant assumptions related to future demand and market conditions considering current and past results, industry reports, and inquiries with management and employees outside of the accounting function.
•We assessed management’s ability to forecast by comparing the actual results with the respective forecast for the same period.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2023.

San Francisco, California
March 13, 2025

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$23,647	$47,544
Accounts receivable, net	5,804	10,075
Inventories	4,210	3,968
Prepaid expenses and other current assets	1,191	3,138
Total current assets	34,852	64,725
Property and equipment, net	6,500	5,997
Operating lease right-of-use assets	3,368	4,725
Other assets, net	945	2,115
Goodwill	18,407	18,407
Total assets	$64,072	$95,969
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,400	$2,416
Accrued liabilities and current portion of long-term liabilities	6,581	9,692
Current portion of income taxes payable	365	189
Total current liabilities	8,346	12,297
Long-term liabilities, net of current portion	375	1,373
Deposit liability	13,109	13,781
Operating lease liabilities, net of current portion	1,450	2,567
Income taxes payable, net of current portion	914	939
Total liabilities	24,194	30,957
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	27,396	28,214
Shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 59,726,734 and 57,126,680 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	490,619	486,324
Accumulated other comprehensive income	4,693	3,378
Accumulated deficit	(505,880)	(477,161)
Total Pixelworks, Inc. shareholders’ equity	(10,568)	12,541
Non-controlling interest	23,050	24,257
Total shareholders' equity	12,482	36,798
Total liabilities, redeemable non-controlling interest and shareholders' equity	$64,072	$95,969
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue, net	$43,206	$59,677
Cost of revenue (1)	20,921	33,968
Gross profit	22,285	25,709
Operating expenses:
Research and development (2)	31,337	30,878
Selling, general and administrative (3)	20,697	23,467
Restructuring	1,608	—
Total operating expenses	53,642	54,345
Loss from operations	(31,357)	(28,636)
Government subsidies received	1,100	—
Interest income and other, net	1,198	2,050
Total other income, net	2,298	2,050
Loss before income taxes	(29,059)	(26,586)
Provision for income taxes	478	357
Net loss	(29,537)	(26,943)
Less: Net loss attributable to non-controlling interests and redeemable non-controlling interests	818	767
Net loss attributable to Pixelworks, Inc.	$(28,719)	$(26,176)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.49)	$(0.47)
Weighted average shares outstanding - basic and diluted	58,395	56,163

(1) Includes:
Stock-based compensation	$53	$89
Restructuring	16	—
(2) Includes stock-based compensation	1,239	1,866
(3) Includes:
Stock-based compensation	2,666	2,841
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(29,537)	$(26,943)
Other comprehensive loss:
Foreign currency translation adjustment	1,207	1,192
Foreign pension adjustment	135	10
Tax effect of foreign pension adjustment	(27)	(2)
Comprehensive loss	(28,222)	(25,743)
Less: comprehensive loss attributable to non-controlling interest and redeemable non-controlling interests	818	767
Total comprehensive loss attributable to Pixelworks, Inc.	$(27,404)	$(24,976)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,537)	$(26,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,958	4,796
Depreciation and amortization	3,779	4,287
Deferred income tax expense	101	301
Reversal of uncertain tax positions	(81)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	4,271	(28)
Inventories	(242)	(2,208)
Prepaid expenses and other current and long-term assets, net	4,810	4,508
Accounts payable	(1,016)	(727)
Accrued current and long-term liabilities	(6,081)	(2,537)
Income taxes payable	231	(261)
Net cash used in operating activities	(19,807)	(18,814)
Cash flows from investing activities:
Purchases of property and equipment	(3,760)	(3,832)
Asset related government subsidies received	641	—
Purchases of licensed technology	—	(156)
Net cash used in investing activities	(3,119)	(3,988)
Cash flows from financing activities:
Payments on asset financings	(1,308)	(1,370)
Proceeds from issuances of common stock under employee equity incentive plans	180	299
Net proceeds from "at the market" equity offering	157	—
Net proceeds from issuance of equity interest to non-controlling interest	—	14,596
Net cash provided by (used in) financing activities	(971)	13,525
Net decrease in cash and cash equivalents	(23,897)	(9,277)
Cash and cash equivalents, beginning of period	47,544	56,821
Cash and cash equivalents, end of period	$23,647	$47,544

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$227	$315
Cash paid during the year for interest	97	161
Non-cash investing and financing activities:
Purchases of property and equipment and other assets under extended payment terms	$517	$1,922
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2022	55,113,186	481,229	2,178	(450,985)	10,909	43,331
Stock issued under employee equity incentive plans	2,013,494	299	—	—	—	299
Stock-based compensation expense	—	4,796	—	—	—	4,796
Foreign currency translation adjustment	—	—	1,192	—	(630)	562
Net proceeds from issuance of equity interest to non-controlling interest	—	—	—	—	14,596	14,596
Net loss attributable to non-controlling interest	—	—	—	—	(624)	(624)
Other	—	—	—	—	6	6
Net loss attributable to Pixelworks, Inc.	—	—	—	(26,176)	—	(26,176)
Foreign pension adjustment, net of tax of $2	—	—	8	—	—	8
Balance as of December 31, 2023	57,126,680	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	2,241,782	180	—	—	—	180
Stock-based compensation expense	—	3,958	—	—	—	3,958
Foreign currency translation adjustment	—	—	1,207	—	(389)	818
"At the market" equity offering	358,272	157	—	—	—	157
Net loss attributable to non-controlling interest	—	—	—	—	(818)	(818)
Net loss attributable to Pixelworks, Inc.	—	—	—	(28,719)	—	(28,719)
Foreign pension adjustment, net of tax of $27	—	—	108	—	—	108
Balance as of December 31, 2024	59,726,734	$490,619	$4,693	$(505,880)	$23,050	$12,482
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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the "Strategic Plan"). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this Strategic Plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 16: Non-Controlling Interest", below. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities.
We continue to believe that an initial public offering of PWSH shares on the Shanghai Stock Exchange’s Science Technology Innovation Board, known as the STAR Market (the “Listing”) will have many benefits, including improved access to new capital markets and the funding of PWSH’s growth worldwide. The process of going public on the STAR Market is lengthy and includes several periods of review by various government agencies of the People’s Republic of China (“PRC”), such as the Shanghai Stock Exchange (“SSE”) and the China Securities Regulatory Commission (“CSRC”). The CSRC and the SSE have recently tightened the standards for the STAR Market and are currently advising companies that are not yet profitable under China GAAP standards against filing an IPO application in the present environment. The Company believes this is in large part due to the current economic conditions in China and the recent performance of companies already listed on the STAR Market that were not profitable at the time of their initial public offering. PWSH is not currently profitable under China GAAP standards. There is no guarantee that PWSH will be approved for a Listing at any point in the future. The listing of PWSH on the STAR Market will not change the status of PXLW as a U.S. public company.
Pixelworks continues to work with Morgan Stanley as financial advisor to assist with reviewing potential alternative strategic options specific to inbound interest in the Pixelworks Shanghai subsidiary.
Our consolidated financial statements include the accounts of Pixelworks and its subsidiaries. Intercompany accounts and transactions have been eliminated. All foreign subsidiaries use the U.S. dollar as the functional currency, and as a result, transaction gains and losses are included in the consolidated statements of operations. Transaction (gains) and losses were $204 and $429 for the years ended December 31, 2024 and 2023, respectively.
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

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents totaled $5,232 and $10,950 as of December 31, 2024 and 2023, respectively and consisted of U.S. denominated money market funds and certificates of deposit.
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are reduced by an allowance for credit losses, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience and current economic conditions, among other factors. Allowances for credit losses were not material as of December 31, 2024 or December 31, 2023.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2024.

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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. We performed a qualitative assessment as of November 30, 2024 and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. As a result, we concluded that a quantitative impairment test was not required and that goodwill was not impaired.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands the disclosures for reportable segments made by public entities. The amendments retain the existing disclosure requirements in ASC 280 and expand upon them to require public entities to disclose significant expenses for reportable segments in both interim and annual reporting periods, as well as items that were previously disclosed only annually on an interim basis, including disclosures related to a reportable segment’s profit or loss and assets. In addition, entities with a single reportable segment must now provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The amendments do not change the existing guidance on how a public entity identifies and determines its reportable segments. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See "Note 14. Segment Information", for the updated segment disclosures as a result of adopting this ASU.
In December 2023, the FASB issued ASU No. 2023-09, Improvements To Income Tax Disclosures ("ASU 2023-09"), which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid. ASU 2023-09 will become effective for us in the year ending December 31, 2026. We are evaluating the impact that the adoption of ASU 2023-09 will have on our financial position, results of operations and cash flows.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. ASU 2024-03 will become effective for us in the year ending December 31, 2028. We are evaluating the impact that the adoption of ASU 2024-03 will have on our financial position, results of operations and cash flows.

NOTE 3.        BALANCE SHEET COMPONENTS
Inventories
Inventories consist of the following:

	December 31,
	2024	2023
Finished goods	$2,748	$2,719
Work-in-process	1,462	1,249
Inventories	$4,210	$3,968
We recorded inventory write-downs of $506 and $280 for the years ended December 31, 2024 and 2023, respectively. The inventory write-downs were for lower of cost or net realizable value and excess and obsolescence exposure. The inventory write-downs were offset by sales of previously written-down inventory of $92 and $0 for the years ended December 31, 2024 and 2023, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2024	2023
Equipment, furniture and fixtures	$10,642	$10,118
Tooling	7,335	5,081
Software	6,291	5,613
Leasehold improvements	1,714	1,707
	25,982	22,519
Accumulated depreciation and amortization	(19,482)	(16,522)
Property and equipment, net	$6,500	$5,997

Software amortization was $1,392 and $1,420 for the years ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense for equipment, furniture, fixtures, tooling and leasehold improvements was $1,752 and $2,253 for the years ended December 31, 2024 and 2023, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $635 and $615 for the years ended December 31, 2024 and 2023, respectively.

Goodwill
Goodwill resulted from the Acquisition of ViXS Systems, Inc. in 2017, whereby we recorded goodwill of $18,407. See Note 2: "Summary of Significant Accounting Policies" for information on our assessment of goodwill impairment.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2024	2023
Operating lease liability, current	$2,036	$2,381
Accrued payroll and related liabilities	1,937	4,286
Current portion of accrued liabilities for asset financings	1,156	1,124
Accrued costs related to restructuring	191	—
Other accrued expenses	1,261	1,901
Accrued liabilities and current portion of long-term liabilities	$6,581	$9,692

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2024 and 2023:

	Level 1	Level 2	Level 3	Total
As of December 31, 2024:
Assets:
Cash equivalents:
Certificates of deposit	$5,029	$—	$—	$5,029
Money market funds	204	—	—	204

As of December 31, 2023:
Assets:
Cash equivalents:
Certificates of deposit	$10,000	$—	$—	10,000
Money market funds	950	—	—	950
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
Total restructuring expense included in our consolidated statements of operations for the years ended December 31, 2024 and 2023 is comprised of the following:

	Year ended December 31,
	2024	2023
Employee severance and benefits	$1,624	$—
Total restructuring expense	$1,624	$—

Included in cost of revenue	$16	$—
Included in operating expenses	1,608	—
The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2024:

	Balance as of December 31, 2023	Expensed	Payments	Balance as of December 31, 2024
Employee severance and benefits	$—	$1,624	$(1,433)	$191
Total accrued costs related to restructuring	$—	$1,624	$(1,433)	$191

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

We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of 1 year to 3 years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,747	$2,884
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,702	2,762
Leased assets obtained in exchange for new operating lease liabilities	1,111	3,878
Weighted average remaining lease term (in years)	1.90	2.19
Weighted average discount rate	7.55%	7.02%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

Operating Lease Payments
Years ending December 31:
2025	$2,230
2026	1,136
2027	345
2028	49
Total operating lease payments	3,760
Less imputed interest	(274)
Total operating lease liabilities	$3,486

As of December 31, 2024, we had $234 in operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
IC sales	$42,291	$58,603
Engineering services, license and other	915	1,074
Total revenues	$43,206	$59,677

IC sales by end market:

	Year ended December 31,
	2024	2023
Home & Enterprise market	$28,624	$29,187
Mobile market	13,667	29,416
Total IC sales	$42,291	$58,603

For segment information, including revenue by geographic region, see "Note 14. Segment Information".
Revenue related to the Cinema market was not material in 2024 or 2023 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
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
The Company has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less. The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is zero.
The following table presents the contract assets and contract liabilities recorded on the consolidated balance sheets as of December 31, 2024, 2023 and 2022:

		Year Ended December 31,
	Balance Sheet Classification	2024	2023	2022
Accounts receivable	Accounts receivable, net	$5,804	$10,075	$10,047
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	—	146	230
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	10	13	15
During the years ended December 31, 2024 and 2023, the Company recognized $146 and $120, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 8.     INTEREST INCOME AND OTHER, NET
Interest income and other, net consists of the following:

	Year Ended December 31,
	2024	2023
Interest income	$1,267	$1,950
Government subsidies received	$1,100	$—
Interest expense	(69)	(25)
Other income	—	125
Total interest income and other, net	$2,298	$2,050
The increase in interest income and other, net in 2024 compared to 2023 is due to an increase in government subsidies received, partially offset by a decrease in interest earned on our cash and cash equivalents balance due to the decrease in our cash and cash equivalents balance in 2024 compared to 2023. Additional information on the government subsides received is provided in "Note 17: Government Grants", which is incorporated by reference into this section.

NOTE 9.     RESEARCH AND DEVELOPMENT
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
Under the co-development agreement, $5,800 was payable by the customer within 60 days of the date of the agreement and three additional payments of $2,500, $1,900 and $1,300 are each payable upon completion of certain development milestones. As amounts become due and payable, they are offset against research and development expense on a pro rata basis. We recognized offsets to research and development expense of $3,243 during the year ended December 31, 2023. There were no reductions to research and development expense related to co-development arrangements for the year ended December 31, 2024.

NOTE 10.        INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax loss is as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(13,892)	$(14,835)
Foreign	(15,167)	(11,751)
Domestic and foreign pre-tax loss	$(29,059)	$(26,586)

Income tax expense (benefit) attributable to operations is comprised of the following:

	Year Ended December 31,
	2024	2023
Current:
Federal	$61	$(325)
State	12	14
Foreign	304	367
Total current	377	56
Deferred:
Federal	72	292
Foreign	29	9
Total deferred	101	301
Income tax expense (benefit)	$478	$357

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21%	21%
Impact of foreign earnings	3	(10)
Change in valuation allowance	(30)	(43)
Expiration of tax attributes	(7)	(5)
Research and development credits and deductions	14	20
Stock-based compensation	(1)	(3)
Adjustment to deferred balances	(2)	18
Other	—	1
Effective income tax rate	(2)%	(1)%

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Research and experimentation credit and deduction carryforwards	$58,509	$59,450
Net operating loss carryforwards	67,592	56,196
Depreciation and amortization	4,436	5,402
Reserves and accrued expenses	940	1,458
Deferred stock-based compensation	731	725
Foreign tax credit carryforwards	82	81
Other	448	454
Total gross deferred tax assets	132,738	123,766
Deferred tax liabilities:
Foreign earnings	(339)	(248)
Other	(466)	(403)
Total gross deferred tax liabilities	(805)	(651)
Less valuation allowance	(131,921)	(122,975)
Net deferred tax assets	$12	$140

We continue to record a full valuation allowance against our U.S., Canada and China net deferred tax assets as of December 31, 2024 and 2023, as it is not more likely than not that we will realize a benefit from these assets in a future period. During the fourth quarter of 2024, we established a valuation allowance against the carryforwards of our California LLC in connection with closing this entity. We have not provided a valuation allowance against our other net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance increased $8,946 and $11,034 for the years ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, we had federal, state and foreign net operating loss carryforwards of $155,630, $17,402 and $133,215 respectively, which will begin to expire in 2025 with $31,705 of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2024, we had available federal, state and foreign research and experimentation tax credit carryforwards of $4,707, $5,533, and $21,144 respectively. The federal tax credits will begin expiring in 2025 while the state and foreign credits have an indefinite life. In addition, our Canadian subsidiary has unclaimed scientific and experimental expenditures to be carried forward and applied against future income in Canada of approximately $121,313.
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
Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2024, the amount of our uncertain tax positions was a liability of $378 and a reduction to deferred tax assets of $1,385. As of December 31, 2023, the amount of our uncertain tax positions was a liability of $376 and a reduction to deferred tax assets of $1,370.

The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2024	2023
Uncertain tax positions:
Balance at beginning of year	$1,648	$1,643
Reversal of accrual for positions taken in a prior year	—	(23)
Accrual for positions taken in current year	86	112
Reversals due to lapse of statute of limitations	(79)	(84)
Reversals due to positions taken in the current year	—	—
Balance at end of year	$1,655	$1,648
Interest and penalties:
Balance at beginning of year	$98	$88
Accrual for positions taken in prior year	11	11
Accrual for positions taken in current year	—	—
Reversals due to lapse of statute of limitations	(2)	(1)
Balance at end of year	$107	$98
During both the years ended December 31, 2024 and 2023, we recognized $11 of interest and penalties in income tax expense in our consolidated statements of operations.
We file income tax returns in the U.S. and various foreign jurisdictions. A number of years may elapse before an uncertain tax position is resolved by settlement or statutes of limitations. Settlement of any particular position could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in unrecognized tax benefits of approximately $260 within the next twelve months due to the expiration of statutes of limitation in federal, state, and foreign jurisdictions.
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2021, 2020 and 2017, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
In January 2024, we were notified that our 2019 and 2020 Canada income tax returns have been selected for audit by the Canadian tax authorities. Our 2022 US income tax returns were also selected for audit by the Internal Revenue Service. We have not received any proposed assessments associated with the audits and do not expect any material impacts to our financial statements as a result of the audits. We were not subject to, nor have we received any notice of, income tax examinations in any other jurisdiction as of December 31, 2024.

NOTE 11.        COMMITMENTS AND CONTINGENCIES
Royalties
We license technology from third parties and have agreed to pay certain suppliers a royalty based on the number of chips sold or manufactured, the net sales price of the chips containing the licensed technology or a fixed non-cancelable fee. Royalty expense is recognized based on our estimated average unit cost for royalty contracts with non-cancelable prepayments and the stated contractual per unit rate for all other agreements. Royalty expense was $179 and $145 for the years ended December 31, 2024 and 2023, respectively, which is included in cost of revenue in our consolidated statements of operations.
401(k) Plan
We sponsor a 401(k) plan for eligible employees. Participants may defer a percentage of their annual compensation on a pre-tax basis, not to exceed the dollar limit that is set by law. A discretionary matching contribution by the Company is allowed and is equal to a uniform percentage of the amount of salary reduction elected to be deferred, which percentage will be determined each year by the Company. We made contributions of $48 and $50 to the 401(k) plan during the years ended December 31, 2024 and 2023, respectively.
Software licenses
We acquire rights to use certain software engineer design tools under software licenses.

As of December 31, 2024, future minimum payments under non-cancelable software licenses are as follows:

Year Ending December 31,	Software licenses
2025	$1,250
2026	390
1,640
Less: Interest component	(121)
Present value of minimum software license payments	1,519
Less: Current portion	(1,156)
Long-term portion of obligations	$363
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

Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third-parties relating to our products and technology. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2024, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(29,537)	$(26,943)
Less: Net loss attributable to non-controlling interests and redeemable non-controlling interests	818	767
Net loss attributable to Pixelworks Inc. - for purposes of earnings per share calculation	$(28,719)	$(26,176)
Weighted average shares outstanding - basic and diluted	58,395	56,163
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.49)	$(0.47)

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
The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Employee equity incentive plans	3,581	4,163
Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.

NOTE 13.        SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2024 and 2023.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.
At the Market Offering
On November 14, 2024, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we may issue and sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $10,000, from time to time, through an “at the market” equity offering program under which Roth will act as sales agent (the "2024 ATM Program"). Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through Nasdaq or on any other existing trading market for our common stock. We pay Roth a commission equal to two and a half percent (2.5%) of the gross sales proceeds of any common stock sold through Roth under the Sales Agreement. The Sales Agreement may be terminated by us upon prior notice to Roth or by Roth upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We are not obligated to sell any shares under the Sales Agreement.
During the year ended December 31, 2024, we sold an aggregate of 358,272 shares of our common stock under the 2024 ATM Program, resulting in aggregate net proceeds to us of approximately $157, and gross proceeds of approximately $285, and paid Roth commissions and fees and other expenses of approximately $128.
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended and restated on certain occasions, most recently on May 13, 2024 when our shareholders approved an increase to the total number of authorized shares to 29,183,333 shares. As of December 31, 2024, 2,659,780 shares were available for grant under the 2006 Plan.
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

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2023:	391,000	$2.28
Expired	(14,625)	5.30
Options outstanding as of December 31, 2024:	376,375	$2.16

The following table summarizes information about options outstanding as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2024	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2024	Weighted average exercise price
$1.86 - $1.86	52,745	3.69	$1.86	29,670	$1.86
2.00 - 2.00	234,000	1.85	2.00	234,000	2.00
2.07- 3.91	89,630	2.19	2.76	69,745	2.95
$1.86 - $3.91	376,375	2.19	$2.16	333,415	$2.19
During the years ended December 31, 2024 and 2023, there were no options exercised. As of December 31, 2024, options outstanding had a total intrinsic value of $0.

Options outstanding that have vested and are expected to vest as of December 31, 2024 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	333,415	$2.19	2.02	$—
Expected to vest	40,601	1.96	3.49	—
Total	374,016	$2.16	2.18	$—
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2024 and 2023 we granted 2,030,288 and 2,559,137 shares, respectively, of restricted stock with a weighted average grant date fair value of $2.31 and $1.39 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2023:	3,987,651	$1.98
Granted	2,030,288	2.31
Vested	(2,088,991)	2.18
Canceled	(392,247)	1.66
Unvested at December 31, 2024:	3,536,701	$2.08
Expected to vest after December 31, 2024	3,370,970	$2.08

Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 3,000 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. On May 15, 2020 the ESPP was amended when our shareholders approved an increase to the total number of shares of common stock reserved for issuance to 3,300,000. During the years ended December 31, 2024 and 2023, we issued 152,791 and 184,659 shares, respectively for proceeds of $180 and $299, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Employee Stock Purchase Plan:
Risk free interest rate	4.80%	6.70%
Expected dividend yield	0%	0%
Expected term (in years)	0.96	1.56
Volatility	76%	85%
There were no options granted during the years ended December 31, 2024 and December 31, 2023. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. We recognize forfeitures as they occur. The contractual life of newly issued stock options is six years, and we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase. The vesting period for restricted stock units is approximately three years.
As of December 31, 2024, unrecognized stock-based compensation expense is $3,197, which is expected to be recognized as stock-based compensation expense over a weighted average period of 0.72 years.

NOTE 14.        SEGMENT INFORMATION
We operate in one segment: the design, development, marketing and sale of IC solutions for use in electronic display devices. We generate our revenue from two broad product markets: the Mobile market and the Home & Enterprise market. The chief operating decision maker, or CODM, is our CEO. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statement of Operations.
The CODM regularly reviews the Consolidated Statements of Operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses was $21,292 and $21,646 for the years ending December 31, 2024 and December 31, 2023, respectively. Other segment items include outside services, depreciation and amortization, non-recurring engineering expense, accounting and legal fees, and other expenses. Other segment items included in operating expenses was $32,350 and $32,699 for the years ending December 31, 2024 and December 31, 2023. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue by geographic region, was as follows:

	Year Ended December 31,
	2024	2023
Japan	$25,821	$24,083
China	15,937	33,624
Taiwan	729	1,813
U.S.	719	157
	$43,206	$59,677

Significant Customers

The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented more than 10% of revenue in at least one of the periods presented, is as follows:

	Year Ended December 31,
	2024	2023
Distributors:
All distributors	47%	66%
Distributor A	30%	48%
End Customers: [1]
Top five end customers	88%	87%
End customer A	51%	32%
End customer B	19%	34%
1 End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.

Each of the following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	December 31,
	2024	2023
Account X	41%	46%
Account Y	24%	8%
Account Z	17%	33%

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
Under the Capital Increase Agreement, during 2021, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the ESOP entities invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. The agreement further provided that the Capital Contributors have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with Pixelworks on the same terms and conditions as Pixelworks, a right to participate on a pro rata basis in any future financing rounds of PWSH, and Pixelworks’ agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon the consumation of an initial public offering of PWSH shares on the STAR Market.
Prior to entering into a certain Supplemental Agreement (as defined below), each Investor had the right to require PWSH to redeem the entire equity interest held by such Investor, at the original purchase price paid plus 3% annual interest, if PWSH did not consummate an initial public offering on the STAR Market (the "Listing") on or before June 30, 2024. Based on this contingency, the initial carrying amount of the redeemable non-controlling interests was recorded at fair value on the date of issuance of PWSH equity interests, net of issuance costs and presented in temporary equity on the consolidated balance sheets. Until the interest that was to accrue on the redeemable non-controlling interest was deleted with the Supplemental Agreement, the Company had elected to accrete changes in the redemption value of the redeemable non-controlling interests from the issuance date through the earliest redemption date of June 30, 2024 using the interest method (as the non-controlling interest was probable of becoming redeemable upon the passage of time for the original issuance price plus 3% annual interest).
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
In connection with the Supplemental Agreement, on March 24, 2022, Pixelworks and the Capital Contributors entered into a side letter to the August 2021 Capital Increase Agreement (the “Side Letter”) which provides that, in the event of a change in control of Pixelworks, Pixelworks shall ensure that the definitive agreement related to such transaction includes a post-closing repurchase covenant that requires the successor entity in such transaction to repurchase all of PWSH’s equity held by a Capital Contributor at the original subscription price plus 20% upon the request of the Capital Contributor within 60 days after (a) the change in control; or (b) if PWSH fails to consummate its initial public offering by June 30, 2024, because Pixelworks decides against pursuing the offering. If PWSH continues to diligently pursue the application but the initial public offering still fails to launch by June 30, 2024, the redemption obligation of the Supplemental Agreement would instead apply. The Side Letter terminates on the launch date of PWSH’s initial public offering.
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

On December 26, 2024, a representative for one of the Investors (Qingdao Beyond Zhixin Venture Investment Partnership (Limited Partnership)) delivered to Pixelworks a written request for a redemption under the Supplemental Agreement. Pixelworks responded to this request on December 31, 2024, asserting that the redemption option is currently suspended due to the impact of the COVID-19 pandemic and the decision of the relevant Chinese authorities to prevent PWSH from completing the filing of its application for an IPO in late 2023 despite PWSH being qualified to do so. Per Articles 6.1 and 10.1 of the Capital Increase Agreement, the option is suspended until such time as PWSH is no longer prevented from pursuing its application, or the parties should negotiate some other economically equivalent adjustment to the agreement. No other Investor has provided Pixelworks with a written notice of election. The process of enforcing and collecting on the proper exercise of the repurchase option by a Capital Contributor would be lengthy, ultimately requiring enforcement against a US-based Pixelworks entity.
If PWSH does not consummate a Listing on or before December 31, 2024, each of the five ESOP entities (including the 2022 ESOP) holds a right to have their PWSH shares repurchased at the original purchase price paid plus 5% annual interest. The Supplemental Agreement does not remove or amend this provision. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities is accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the consolidated balance sheets as the initial public offering cannot be considered probable at this time. We recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value as of December 31, 2024. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it is revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our consolidated statements of operations. Given the current uncertain economic environment of China and its impact on the suitability of seeking a Listing at this present time, we are engaged in and intend to continue discussions with the ESOP holders regarding an extension or removal of this redemption option.
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
The components of the change in redeemable non-controlling interests for the year ended December 31, 2024 are presented in the following table:

Carrying Value of Redeemable NCI as of January 1, 2024	$28,214
Effect of foreign currency translation attributable to redeemable non-controlling interest	(818)
Carrying Value of Redeemable NCI as of December 31, 2024	$27,396

NOTE 16.     NON-CONTROLLING INTEREST
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

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2024	$24,257
Net loss attributable to non-controlling interest	(818)
Effect of foreign currency translation attributable to non-controlling interest	(389)
Carrying Value of Permanent Equity Non-Controlling Interest as of December 31, 2024	$23,050

NOTE 17.     GOVERNMENT GRANTS
We account for government assistance that is not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognize such grants when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future amortization or depreciation. In the circumstances when the reasonable assurance of receiving the government grants is reached after the related long-lived assets are fully or partially amortized, the asset grant is pro-ratably allocated to the used life of the long-lived assets and recorded as a cumulative catch up to reduce the amortization or depreciation expense. Other government grants not related to long-lived assets are considered income-based grants, which are recognized when the grant becomes receivable and are recognized as other income. We recognize grants expected to be received directly from a government entity at their stated value. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income-based grants are presented as cash inflows from operating activities.
In December 2024, PWSH received approximately $1,754 cash subsidies from the Shanghai government to compensate the purchase of certain IPs, Electronic Design Automation (“EDA”) tools, as well as the incurred expenses in R&D and sales in accordance with the local government’s policy to support strategic emerging industry. Under the terms and conditions of the funding policies, PWSH commits to operate the business in Zhangjiang Science City in Shanghai, and the place of registration and tax registration will not be moved out of Zhangjiang Science City within ten years from the date of signing the commitment letter. Additionally, PWSH promises that the independent intellectual property rights shall belong to PWSH which is operated in Zhangjiang Science City, and sales settlements are in Zhangjiang Science City.
The Company deferred $437 of subsidies as a reduction to related fixed assets’ cost basis, which reduces future depreciation and amortization. $217 of subsidies was recognized as a reduction to depreciation and amortization expense. The remaining cash subsidies of approximately $1,100 was recognized as other income in the consolidated statements of operations for the year ended December 31, 2024.

NOTE 18.     SUBSEQUENT EVENT
On February 25, 2025, the Board of Directors (the “Board”) of Pixelworks, Inc. (the “Company”) approved a restructuring plan to make the operation of the Company more efficient and which would result in an approximately 6% reduction in workforce, in the areas of operations, research and development, and marketing. The Company expects the restructuring to be substantially complete by the end of the first quarter ending March 31, 2025 and expects to incur total estimated restructuring charges of approximately $400 related to employee severance and benefits. The Company expects that these charges will largely be recorded in the first quarter of 2025.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors - Director Nominees for Election" and "Information About Our Executive Officers" in our Proxy Statement for our 2025 Annual Meeting of Shareholders (the "2025 Proxy Statement") to be filed within 120 days after December 31, 2024 and pursuant to Regulation 14A and is incorporated herein by reference.

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

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers, employees, and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10‑K.

Item 11.Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related shareholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information About Our Equity Compensation Plans" in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Person Transactions" and "Information About Our Board of Directors" in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the captions "Principal Accounting Fees and Services" and "Pre-Approval of Audit and Permissible Non-Audit Services" in our 2025 Proxy Statement and is incorporated herein by reference.

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

10.14+*
Transaction Bonus Agreement dated as of November 11, 2024 by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2024).

10.15+	Form of Addendum to Change of Control Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2014).

10.16*	Form of Capital Increase Agreement dated as of August 21, 2021 (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.17
Schedule identifying agreements substantially identical to the form of agreement in Exhibit 10.24 hereto (incorporated by reference to Exhibit 10.02a to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.18
Change of Control and Severance Agreement by and between Pixelworks, Inc. and Haley F. Aman, dated January 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022).

10.19
Supplemental Agreement to Capital Increase Agreement dated as of March 24, 2022 between the Company and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

10.20
Side Letter to Capital Increase Agreement dated as of March 24, 2022 between the Company and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2022).

10.21	Form of Equity Transfer Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022).

10.22
Schedule identifying agreements substantially identical to the form of agreement filed as Exhibit 10.30 hereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022).

10.23*	Form of Capital Increase Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 8, 2023).

10.24
Schedule identifying agreements substantially identical to the form of agreement in Exhibit 10.32 hereto. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 8, 2023).

10.25
Sales Agreement dated November 14, 2024 by and between Pixelworks, Inc. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024).

19.1	Insider Trading Policies and Procedures of Pixelworks, Inc.

21	Subsidiaries of Pixelworks, Inc.

23	Consent of Grant Thornton LLP.

24.1	Power of Attorney (contained on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97	Executive Compensation Recovery Policy, as amended and restated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2023).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensation arrangement.
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

PIXELWORKS, INC.

Dated:	March 13, 2025	By:	/s/ Todd A. DeBonis
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

Signature	Title	Date

/s/ Todd A. DeBonis	President and Chief Executive Officer and Director
Todd A. DeBonis	(Principal Executive Officer)	March 13, 2025

/s/ Haley F. Aman	Chief Financial Officer (Principal Accounting and Financial Officer)
Haley F. Aman		March 13, 2025

/s/ Daniel J. Heneghan	Chairman of the Board
Daniel J. Heneghan		March 13, 2025

/s/ Amy Bunszel	Director
Amy Bunszel		March 13, 2025

/s/ Dean W. Butler	Director
Dean W. Butler		March 13, 2025

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 13, 2025

/s/ John Y. Liu	Director
John Y. Liu		March 13, 2025

/s/ David J. Tupman	Director
David J. Tupman		March 13, 2025