Form 10-K/A
period 2024-12-31
PIXELWORKS, INC
filed 2025-03-19
CIK 1040161

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

EXPLANATORY NOTE

Pixelworks, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Filing”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include Exhibit 19, Pixelworks, Inc. Insider Trading and Communications Policy, which was inadvertently omitted in the Original Filing.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. This Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(a)(3) of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a) 3. Exhibits.
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

10.2+	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

10.3+	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan. (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on March 13, 2025).

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

19	Pixelworks, Inc. Insider Trading and Communications Policy.

21	Subsidiaries of Pixelworks, Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed on March 13, 2025).

23	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23 to the Company's Annual Report on Form 10-K filed on March 13, 2025).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company's Annual Report on Form 10-K filed on March 13, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1**
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K filed on March 13, 2025).

32.2**
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K filed on March 13, 2025).

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

PIXELWORKS, INC.

Dated:	March 18, 2025	By:	/s/ Todd A. DeBonis
Todd A. DeBonis
President and Chief Executive Officer (Principal Executive Officer)