Form 10-Q
period 2025-03-31
PIXELWORKS, INC
filed 2025-05-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 62,952,586 as of May 9, 2025

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: our ability to regain compliance with the minimum closing bid price requirement of the Nasdaq Stock Market LLC ("Nasdaq") within the applicable cure period; the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and the possible renegotiation of such redemption and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our restructuring plan and restructuring charges related thereto; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and expectations related thereto, including the potential Listing and the timing and benefits thereof and any potential alternative strategic options for PWSH; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue, the potential impact on our business of certain risks, including the concentration of our suppliers, risks of technological change, risks related to system security and data protection breaches, concentration of credit risk, changes in the markets in which we operate, our international operations, including in China and other parts of Asia and our exchange rate risks, our indemnification obligations and litigation risks; our operations in China, including the risk of changes in the political, economic, legal or social conditions there; statements regarding the impacts of the proposed tariffs, and statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto and our expectations with respect to sales and offsets related thereto. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, including risks related to the global economy, risks related to our operations in China, risks related to our business, risks related to our industry, and risks related to our strategic plan and STAR Market listing is included in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$18,504	$23,647
Accounts receivable, net	5,371	5,804
Inventories	5,004	4,210
Prepaid expenses and other current assets	1,714	1,191
Total current assets	30,593	34,852
Property and equipment, net	5,860	6,500
Operating lease right-of-use assets	2,907	3,368
Other assets, net	693	945
Goodwill	18,407	18,407
Total assets	$58,460	$64,072
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,655	$1,400
Accrued liabilities and current portion of long-term liabilities	7,043	6,581
Current portion of income taxes payable	136	365
Total current liabilities	8,834	8,346
Long-term liabilities, net of current portion	217	375
Deposit liability	12,998	13,109
Operating lease liabilities, net of current portion	1,123	1,450
Income taxes payable, net of current portion	824	914
Total liabilities	23,996	24,194
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	27,533	27,396
Shareholders’ equity:
Preferred stock	—	—
Common stock	493,225	490,619
Accumulated other comprehensive income	4,441	4,693
Accumulated deficit	(513,641)	(505,880)
Total Pixelworks, Inc. shareholders’ equity (deficit)	(15,975)	(10,568)
Non-controlling interest	22,906	23,050
Total shareholders' equity	6,931	12,482
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$58,460	$64,072
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue, net	$7,094	$16,054
Cost of revenue (1)	3,642	7,940
Gross profit	3,452	8,114
Operating expenses:
Research and development (2)	6,523	8,073
Selling, general and administrative (3)	4,632	5,534
Restructuring	393	—
Total operating expenses	11,548	13,607
Loss from operations	(8,096)	(5,493)
Interest income and other, net	97	434
Government subsidies received	13	—
Total other income, net	110	434
Loss before income taxes	(7,986)	(5,059)
Provision for income taxes	34	105
Net loss	(8,020)	(5,164)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	259	98
Net loss attributable to Pixelworks, Inc.	$(7,761)	$(5,066)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.13)	$(0.09)
Weighted average shares outstanding - basic and diluted	60,587	57,472

(1) Includes:
Restructuring	75	—
Stock-based compensation	10	18

(2) Includes stock-based compensation	222	330

(3) Includes stock-based compensation	519	727
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,020)	$(5,164)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(252)	775
Comprehensive loss	(8,272)	(4,389)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	259	98
Total comprehensive loss attributable to Pixelworks, Inc.	$(8,013)	$(4,291)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,020)	$(5,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	828	1,109
Stock-based compensation	751	1,075
Reversal of uncertain tax positions	(261)	(3)
Loss on asset disposal	34	—
Deferred income tax expense	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	433	2,725
Inventories	(794)	611
Prepaid expenses and other current and long-term assets, net	298	1,807
Accounts payable	147	(729)
Accrued current and long-term liabilities	(74)	(2,279)
Income taxes payable	(58)	38
Net cash used in operating activities	(6,716)	(815)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(386)
Net cash used in investing activities	(17)	(386)
Cash flows from financing activities:
Net proceeds from "registered direct offering"	1,341	—
Net proceeds from "at the market" equity offering	485	—
Payments on asset financings	(265)	(275)
Proceeds from issuance of common stock under employee equity incentive plans	29	125
Net cash provided by (used in) financing activities	1,590	(150)
Net decrease in cash and cash equivalents	(5,143)	(1,351)
Cash and cash equivalents, beginning of period	23,647	47,544
Cash and cash equivalents, end of period	$18,504	$46,193

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$362	$75
Cash paid during the period for interest	22	51
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$110	$2,219
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2025	Shares	Amount
Balance as of December 31, 2024	59,726,734	$490,619	$4,693	$(505,880)	$23,050	$12,482
Stock issued under employee equity incentive plans	545,761	29	—	—	—	29
Stock-based compensation expense	—	751	—	—	—	751
Foreign currency translation adjustment	—	—	(252)	—	115	(137)
Registered direct offering	1,970,106	1,341	—	—	—	1,341
"At the market" equity offering	709,985	485	—	—	—	485
Net loss attributable to non-controlling interest	—	—	—	—	(259)	(259)
Net loss attributable to Pixelworks, Inc.	—	—	—	(7,761)		(7,761)
Balance as of March 31, 2025	62,952,586	$493,225	$4,441	$(513,641)	$22,906	$6,931

2024
Balance as of December 31, 2023	57,126,680	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	680,623	125	—	—	—	125
Stock-based compensation expense	—	1,075	—	—	—	1,075
Foreign currency translation adjustment	—	—	775	—	(253)	522
Net loss attributable to non-controlling interest	—	—	—	—	(98)	(98)
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,066)	—	(5,066)
Balance as of March 31, 2024	57,807,303	$487,524	$4,153	$(482,227)	$23,906	$33,356
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
Condensed Consolidated Financial Statements
The financial information included herein for the three months ended March 31, 2025 and 2024 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2024 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2025, as amended, and should be read in conjunction with such consolidated financial statements.

The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2025.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in "Note 2: Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended.
Recent Accounting Pronouncements
In December 2023, the Financial Standards Accounting Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements To Income Tax Disclosures ("ASU 2023-09"), which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid. ASU 2023-09 will become effective for us in the year ending December 31, 2025. We are evaluating the impact that the adoption of ASU 2023-09 will have on our financial position, results of operations and cash flows.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. ASU 2024-03 will become effective for us in the year ending December 31, 2027. We are evaluating the impact that the adoption of ASU 2024-03 will have on our financial position, results of operations and cash flows.
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
Inventories consist of the following:

	March 31, 2025	December 31, 2024
Finished goods	$2,639	$2,748
Work-in-process	2,365	1,462
Inventories	$5,004	$4,210

Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Gross property and equipment	$26,018	$25,982
Less: accumulated depreciation and amortization	(20,158)	(19,482)
Property and equipment, net	$5,860	$6,500

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. (the "Acquisition"), in 2017, whereby we recorded goodwill of $18,407.
Goodwill is not amortized; however, we review goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying value. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in our business climate or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continued losses or adverse changes in legal factors, regulation or business environment or a sustained decrease in stock price. Our stock price has declined recently, along with declines in the overall market capitalization of numerous publicly traded companies, following announcements by the United States government to impose certain tariffs on goods imported from various other countries. Management believes that the considerable economic uncertainty introduced by the proposed tariffs has resulted in a short-term decline in the Company’s market capitalization and therefore has concluded that no impairment exists as of March 31, 2025. We perform our annual impairment assessment for goodwill on November 30 of each year.

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued payroll and related liabilities	$2,649	$1,937
Operating lease liabilities, current	1,936	2,036
Current portion of accrued liabilities for asset financings	1,043	1,156
Accrued costs related to restructuring	131	191
Other	1,284	1,261
Accrued liabilities and current portion of long-term liabilities	$7,043	$6,581

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
As of March 31, 2025:
Assets:
Cash equivalents:
Certificates of deposit	$4,000	$—	$—	$4,000
Money market funds	146	—	—	146

As of December 31, 2024:
Assets:
Cash equivalents:
Certificates of deposit	$5,029	$—	$—	$5,029
Money market funds	204	—	—	204
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

NOTE 4: RESTRUCTURING
In February 2025, we executed a restructuring plan to make the operation of the Company more efficient (the "2025 Plan"). The 2025 Plan included an approximately 6% reduction in workforce, primarily in the areas of operations, research and development and marketing.
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "2024 Plan"). The 2024 Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Total restructuring expense included in our condensed consolidated statements of operations for the three month periods ended March 31, 2025 and 2024 is comprised of the following:

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue — restructuring:
Employee severance and benefits	$75	$—
	75	—

Operating expenses — restructuring:
Employee severance and benefits	$393	$—
	393	—
Total restructuring expense	$468	$—

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2025:

	Balance as of December 31, 2024	Expensed	Payments	Balance as of March 31, 2025
Employee severance and benefits	$191	$468	$(528)	$131
Total accrued costs related to restructuring	$191	$468	$(528)	$131

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
We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of one year to three years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost:	$564	$712

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$456	$735
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	201	832
Weighted average remaining lease term (in years)	1.81	2.24
Weighted average discount rate	7.53%	7.32%

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

Operating Lease Payments
Nine months ending December 31, 2025	$1,615
Years ending December 31:
2026	1,172
2027	427
2028	76
Total operating lease payments	3,290
Less imputed interest	(231)
Total operating lease liabilities	$3,059

As of March 31, 2025, we had $201 in operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
IC sales	$7,071	$15,398
Engineering services, license and other	23	656
Total revenues	$7,094	$16,054
IC sales by end market:

	Three Months Ended
	March 31,
	2025	2024
Home & Enterprise market	$5,761	$6,198
Mobile market	1,310	9,200
Total IC sales	$7,071	$15,398
For segment information, including revenue by geographic region, see "Note 10: Segment Information".
Revenue related to the Cinema market was not material in the first three months of 2025 or 2024 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
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
The following table presents the contract assets and contract liabilities recorded on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Accounts receivable	Accounts receivable, net	$5,371	$5,804
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	32	—
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	3	10
During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company recognized zero and $146, respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended
	March 31,
	2025	2024
Interest income	$109	$459
Government subsidies received	13	—
Interest expense	(12)	(25)
Total interest income and other, net	$110	$434

NOTE 8: INCOME TAXES
The provision for income taxes during the 2025 and 2024 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $261 and $3 during the first three months of 2025 and 2024, respectively.
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
As of March 31, 2025 and December 31, 2024, the amount of our uncertain tax positions was a liability of $118 and $378, respectively, as well as a contra deferred tax asset of $1,491 and $1,385, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the amount of unrecognized tax benefits and associated interest and penalties of approximately $4 within the next 12 months due to the expiration of statutes of limitations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(8,020)	$(5,164)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	259	98
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(7,761)	$(5,066)
Weighted average shares outstanding - basic and diluted	60,587	57,472
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.13)	$(0.09)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Employee equity incentive plans	3,498	3,871

NOTE 10: SEGMENT INFORMATION
We operate in one segment: the design, development, marketing and sale of IC solutions for use in electronic display devices. We generate our revenue from two broad product markets: the Mobile market and the Home & Enterprise market. The chief operating decision maker, or CODM, is our CEO. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the condensed consolidated statements of operations.
The CODM regularly reviews the condensed consolidated statements of operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses was $4,766 and $5,667 for the three months ending March 31, 2025 and 2024, respectively. Other segment items include outside services, depreciation and amortization, non-recurring engineering expense, accounting and legal fees, and other expenses. Other segment items included in operating expenses was $6,782 and $7,940 for the three months ending March 31, 2025 and 2024, respectively. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended
	March 31,
	2025	2024
Japan	$5,324	$5,234
China	1,577	9,846
Taiwan	193	385
United States	—	589
	$7,094	$16,054

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended
	March 31,
	2025	2024
Distributors:
All distributors	27%	68%
Distributor A	17%	55%
End customers: [1]
Top five end customers	98%	88%
End customer A	73%	28%
End customer B	17%	—%
End customer C	—%	44%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	March 31, 2025	December 31, 2024
Account X	84%	41%
Account Y	6%	17%
Account Z	1%	24%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2025, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Under the August 2021 Capital Increase Agreement, during 2021, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the ESOP entities invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH, which includes a discount of 30% from the valuation paid by the Investors. The agreement further provided that the Capital Contributors have a liquidation preference in PWSH, a right to co-sell their interest in PWSH along with the Company on the same terms and conditions as the Company, a right to participate on a pro rata basis in any future financing rounds of PWSH, and the Company’s agreement while it remains an owner of PWSH and for two (2) years thereafter to not compete with the business of PWSH, nor solicit or otherwise cause any of PWSH’s core employees or customers to end their relationship with PWSH. These rights all expire upon the consummation of an initial public offering of PWSH shares on the STAR Market.
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
On December 26, 2024, a representative for one of the Investors (Qingdao Beyond Zhixin Venture Investment Partnership (Limited Partnership)) delivered to Pixelworks a written request for a redemption under the Supplemental Agreement. Pixelworks responded to this request on December 31, 2024, asserting that the redemption option is currently suspended due to the impact of the COVID-19 pandemic and the decision of the relevant Chinese authorities to prevent PWSH from completing the filing of its application for an IPO in late 2023 despite PWSH being qualified to do so. Per Articles 6.1 and 10.1 of the Capital Increase Agreement, the option is suspended until such time as PWSH is no longer prevented from pursuing its application, or the parties should negotiate some other economically equivalent adjustment to the agreement. Qingdao Beyond has not further responded and no other Investor has provided Pixelworks with a written notice of election. The process of enforcing and collecting on the proper exercise of the repurchase option by a Capital Contributor would be lengthy, ultimately requiring enforcement against a U.S.-based Pixelworks entity.
If PWSH does not consummate a Listing on or before December 31, 2024, each of the five ESOP entities (including the 2022 ESOP) holds a right to have their PWSH shares repurchased at the original purchase price paid plus 5% annual interest. The Supplemental Agreement does not remove or amend this provision. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities is accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it is revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our condensed consolidated statements of operations. Given the current uncertain economic environment of China and its impact on the suitability of seeking a Listing at this present time, we are engaged in and intend to continue discussions with the ESOP holders regarding an extension or removal of this redemption option. None of the ESOPs have begun the formal process of exercising their redemption rights.
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
The components of the change in redeemable non-controlling interests for the three months ended March 31, 2025 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2025	$27,396
Effect of foreign currency translation attributable to redeemable non-controlling interest	137
Carrying Value of Redeemable Non-Controlling Interest as of March 31, 2025	$27,533

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

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2025	$23,050
Net loss attributable to non-controlling interest	(259)
Effect of foreign currency translation attributable to non-controlling interest	115
Carrying Value of Permanent Equity Non-Controlling Interest as of March 31, 2025	$22,906

NOTE 15: SUBSEQUENT EVENT
On May 1, 2025, the Board of Directors (the “Board”) of Pixelworks, Inc. (the “Company”) approved a restructuring plan to make the operation of the Company more efficient and which would result in an approximately 4% reduction in workforce, primarily in the area of research and development. The Company expects the restructuring to be substantially complete by the end of the second quarter ending June 30, 2025 and expects to incur total estimated restructuring charges of approximately $600 related to employee severance and benefits. The Company expects that these charges will largely be recorded in the second quarter of 2025.

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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the “Strategic Plan”). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with this strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 1: Non-Controlling Interest". PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, and related regulations, therefore do not apply to our Company.
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
As of March 31, 2025, we had an intellectual property portfolio of 255 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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

Results of Operations
Revenue, net
Net revenue for the three months ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Revenue, net	$7,094	$16,054	$(8,960)	(56)%

Net revenue decreased $9.0 million, or 56%, in the first quarter of 2025 compared to the first quarter of 2024.
Revenue recorded in the first three months of 2025 consisted of $7.1 million in revenue from the sale of integrated circuit ("IC") products and negligible revenue related to engineering services, license revenue and other.
Revenue recorded in the first three months of 2024 consisted of $15.4 million in revenue from the sale of IC products and $0.7 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the first quarter of 2025 compared to the first quarter of 2024 is due to the following factors:
•Sales into the Mobile market decreased approximately $7.9 million or 86% primarily due to decreased units sold associated with a delayed transition to our latest generation mobile products.
•Sales into the Home & Enterprise market decreased approximately $0.4 million or 7%.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended March 31, 2025 and 2024, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	% of revenue	2024	% of revenue
Direct product costs and related overhead [1]	$3,582	50%	$7,922	49%
Restructuring	75	1	—	0
Inventory charges [2]	(25)	0	—	0
Stock-based compensation	10	0	18	0
Total cost of revenue	$3,642	51%	$7,940	49%
Gross profit	$3,452	49%	$8,114	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 49% in the first three months of 2025 compared to 51% in the first three months of 2024, primarily due to the following factors:
•Decrease in higher margin revenue related to engineering services, license revenue and other.
•Increase in restructuring expense in the first quarter of 2025 compared to the first three months of 2024.
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
Research and development expense for the three months ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Research and development	$6,523	$8,073	$(1,550)	(19)%

Research and development expense decreased $1.6 million, or 19% in the first three months of 2025 compared to the first three months of 2024 due to the following factors:
•Compensation expense decreased $1.1 million primarily due to decreased headcount associated with our June 2024 restructuring plan.
•Non-recurring engineering expense decreased by $0.2 million due to the timing of development activities.
•A $0.2 million overall decrease across multiple expense categories, as we continue to implement cost control measures.
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
Selling, general and administrative expense for the three months ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Selling, general and administrative	$4,632	$5,534	$(902)	(16)%

Selling, general and administrative expense decreased $0.9 million, or 16% in the first three months of 2025 compared to the first three months of 2024 due to the following factors:
•Compensation expense decreased $0.5 million primarily due to decreased headcount associated with our June 2024 restructuring plan.
•Stock based compensation expense decreased $0.2 million primarily due to the change in our stock price.
•Professional fees decreased $0.2 million primarily due to a decrease in fees incurred related to our Strategic Plan with our subsidiary, PWSH.

Restructurings
In February 2025, we executed a restructuring plan to make the operation of the Company more efficient (the "2025 Plan"). The 2025 Plan included an approximately 6% reduction in workforce, primarily in the areas of operations, research and development, and marketing.
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "2024 Plan"). The 2024 Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense for the three month periods ended March 31, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2025	2024
Employee severance and benefits	$468	$—
Total restructuring expense	$468	$—

Included in cost of revenue	$75	$—
Included in operating expenses	393	—
During the three months ended March 31, 2025, we recorded $0.5 million in restructuring expense related to the 2025 Plan. During the three months ended March 31, 2024, we did not record any restructuring expense. We do not expect to incur additional restructuring charges related to the 2025 Plan.
Provision for income taxes
The provision for income taxes during the 2025 and 2024 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.3 million during the first three months of 2025 and a negligible benefit during the first three months of 2024.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $5.1 million to $18.5 million at March 31, 2025 from $23.6 million at December 31, 2024. The net decrease during the first three months of 2025 was primarily the result of $6.7 million used in operating activities, partially offset by $1.3 million in net proceeds from our registered direct offering and $0.5 million in net proceeds from our at the market equity offering.
As of March 31, 2025, our cash and cash equivalents balance consisted of $14.4 million in cash, $4.0 million held in U.S. dollar denominated certificates of deposit and $0.1 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2025, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSRO. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $5.4 million as of March 31, 2025 from $5.8 million as of December 31, 2024. The average number of days sales outstanding increased to 68 days as of March 31, 2025 from 48 days as of December 31, 2024. The decrease in accounts receivable and increase in days sales outstanding were due to a decrease in revenue in the first quarter of 2025 compared to the fourth quarter of 2024 as well as the timing of revenue within the quarter.
Inventories
Inventories were $5.0 million as of March 31, 2025 compared to $4.2 million at December 31, 2024. Inventory turnover decreased to 3.1 as of March 31, 2025 from 5.1 as of December 31, 2024 primarily due to lower cost of goods sold as a result of lower revenue during the first quarter of 2025 compared to the fourth quarter of 2024. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
During the three months ended March 31, 2025, we sold an aggregate of 709,985 shares of our common stock under the 2024 ATM Program, resulting in aggregate net proceeds to us of approximately $0.5 million and gross proceeds of approximately $0.6 million and paid Roth negligible commissions and fees, and other expenses of $0.1 million.
Registered Direct Offering
On March 24, 2025, we entered into a common stock purchase agreement with several purchasers pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 1,970,106 shares of our common stock, par value $0.001 per share, at a purchase price of $0.736 per share, resulting in net proceeds of approximately $1.3 million.

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
Liquidity
As of March 31, 2025, our cash and cash equivalents balance of $18.5 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the three month period ended March 31, 2025 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

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
There have been no material changes to these estimates, or the policies related to them during the three months ended March 31, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.
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
The state of the global economy continues to be uncertain, in part due to the ongoing and unpredictable trade negotiations and practices of the United States. Additionally, there continues to be general uncertainty and concern regarding the health of the economy of China, which is a major market for our products. As a result, we or our manufacturers, vendors and customers might experience deterioration of our or their businesses, cash flow shortages and difficulty obtaining financing, which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of the Company or our customers to obtain financing or of our customers to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, may limit our ability to access the capital we need when we need it, on favorable terms or otherwise, or limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $506.0 million as of December 31, 2024. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.

A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel their orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first three months of 2025 represented 17% of revenue. Sales to our top distributor for the years ended December 31, 2024 and 2023 represented 30% and 48% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 98%, 88% and 87% of revenue for the three months ended March 31, 2025, and the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025 we had one account that represented 10% or more of accounts receivable. As of December 31, 2024 we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
As of December 31, 2024, we had federal, state and foreign net operating loss carryforwards of approximately $155.6 million, $17.4 million, and $133.2 million, respectively, which began expiring in 2025. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the Tax Cuts and Jobs Act (the "TCJA"), limits the deduction for net operating loss carryforwards to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 100.0%, 98.3% and 99.7% of revenue for the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
•the impact on the businesses of our suppliers and customers of the trade dispute and related negotiations between the United States and China, Japan, Taiwan, and other countries;
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
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations, Nasdaq Capital Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from Nasdaq, or penalties imposed on us.

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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of March 31, 2025, we held 255 patents and had 13 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
We have, and expect to continue to have, more than a majority of our operations in China as PWSH, one of our Chinese subsidiaries, is a full profit-and-loss center underneath the Company for our Mobile and Home & Enterprise businesses. The economy of China differs from the economies of the United States in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and because more than a majority of our operations are in China, our results of operations, financial position and value of our securities may be materially harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, recent statements and actions by the United States regarding tariffs or the export of certain semiconductor technology, although not applicable to our technology or products, could result in responsive actions taken by China that could adversely impact our operations, financial position, or the value of our securities.

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
Pursuant to the August 2021 Capital Increase Agreement and the agreements governing the five employee-owned entities that have invested in PWSH (each an “ESOP”), if PWSH has not consummated an initial public offering of its shares on a China financial market prior to a certain date (for the private equity and strategic investors (collectively, the "Investors"), June 30, 2024, and for the ESOPs, December 31, 2024), the Investors and the ESOPs each have an independent right to elect to have their shares repurchased for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). As of March 31, 2025, PWSH has not consummated the Listing. Therefore, if we are unable to negotiate an extension or cancellation of these provisions, following those deadlines one or more of the respective purchasers may elect to require a repurchase. We would be required to use cash to effect these repurchases, which in turn would negatively impact our cash position and plans for growth.
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
In the past the CSRC and the SSE have tightened the standards for the STAR Market, advising companies that are not yet profitable under China generally accepted accounting principles, or China GAAP, standards against filing an IPO application. PWSH is not currently profitable under China GAAP standards. The CSRC and the SSE may relax the standards, but there is no guarantee that this will happen in any particular time frame. PWSH remains prepared to re-engage with its advisors and the PRC's government agencies to file an application once the situation changes or PWSH achieves profitability under China GAAP standards, but there can be no assurances that the Listing will occur at all. In the interim, PWSH may require additional funding to augment its PRC operations, and we cannot give any assurance that such capital will be available on terms acceptable to us. Any such inability to obtain funds may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
If we are unable to successfully implement our Strategic Plan, including the Listing, we may not realize the advantages to our PRC operations contemplated by our business strategy, including improving our access to capital markets, customers, and talent in China. Because it may be several years before we know whether the Listing will be completed, we may, in the interim, forego or postpone other alternative actions to strengthen our market position and operations in the PRC
PRC companies are critical to the global semiconductor industry, and our current business is substantially concentrated in the PRC market. Our inability to build, or any delay in growing, our PRC-based operations over the next several years would materially and adversely limit our operations and operating results, including our revenue growth. In addition, during that time, the process underlying the Listing could result in significant diversion of management time as well as substantial out-of-pocket costs, which could further impair our ability to expand our business.
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
The CSRC initially launched the STAR Market in June 2019 and trading on that market began in July 2019. No assurance can be given regarding the effect of the Listing on the market price of PWSH shares or on the price of our common stock on Nasdaq. The market price of the PWSH shares and Pixelworks common stock may be volatile or may decline for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the proposed Listing.

If the Listing is completed, Pixelworks and PWSH both will be public reporting companies, but each will be subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
If PWSH completes the Listing, it will be subject to accounting, disclosure, and other regulatory requirements of the CSRC and the STAR Market. At the same time, Pixelworks will remain subject to accounting, disclosure, and other regulatory requirements of the SEC and Nasdaq. As a result, Pixelworks and PWSH periodically will disclose information simultaneously pursuant to differing laws and regulations. The information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture, and expression habit, in composition of investors in the United States and PRC, and in the capital markets of the United States and the PRC. Differing disclosures could lead to confusion or uncertainty among investors in the publicly traded shares of one or both companies. Differences between the price of PWSH shares on the STAR Market and the price of Pixelworks common stock on Nasdaq could lead to increased volatility, as some investors seek to arbitrage price differences. Additionally, news about PWSH may affect the price of Pixelworks’ common stock, and vice versa, creating additional uncertainty and volatility.
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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, as of March 31, 2025, pursuant to our 2024 ATM Program (as defined below), we sold an aggregate of 1,068,257 shares of our common stock. In addition, on March 24, 2025, we sold an aggregate of 1,970,106 shares of our common stock in a registered direct offering. The issuance and sale of additional shares of our common stock will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to an “at the market” equity offering program, a private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

Item 5.         Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.Exhibits.

3.1	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on February 2, 2023).

10.1
Form of Common Stock Purchase Agreement, dated as of March 24, 2025, between Pixelworks, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2025).

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

PIXELWORKS, INC.

Dated:	May 14, 2025	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)