Form 10-Q
period 2025-06-30
PIXELWORKS, INC
filed 2025-08-13
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 5,335,317 as of August 8, 2025

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: our ability to maintain compliance with the minimum closing bid price requirement of The Nasdaq Capital Market ("Nasdaq"); the redeemable non-controlling interests in our subsidiary, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), including the possible redemption thereof and the impact thereof, and the possible renegotiation of such redemption and any changes in carrying value of such interests that are attributable to foreign currency, and the rights related thereto; our restructuring plan and restructuring charges related thereto; our strategic plan of re-aligning our Mobile and Home & Enterprise businesses and expectations related thereto, including the timing and benefits of any potential alternative strategic options for PWSH; our international operations; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue; our operations in the People's Republic of China ("PRC"), including the risk of changes in the political, economic, legal or social conditions there; statements regarding the impacts of current or proposed tariffs; statements relating to our customer agreement that defrays R&D expenses, including amounts to be received thereunder, the accounting treatment thereof, the timing of the work thereunder, expenses and offsets related thereto, and our expectations with respect to sales and offsets related thereto; and statements regarding other risks that may impact our business, including the concentration of our suppliers, technological change, system security and data protection breaches, concentration of credit risk, changes in the markets in which we operate, and our indemnification obligations and litigation. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as information under the heading “Summary Risk Factors” below. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

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
•Achieving design wins involves lengthy competitive selection processes that require us to incur significant expenditures prior to generating any revenue and without any guarantee of any revenue related to this business. If we fail to generate revenue after incurring substantial expenses to develop our products, our business and operating results would suffer.
•System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our share price and damage our reputation.
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
•If we are unable to generate sufficient cash from operations and are forced to seek additional financing, our working capital may be adversely affected and our shareholders may experience dilution or our operations may be impaired.
•We license our intellectual property, which exposes us to risks of infringement or misappropriation, and may negatively affect our operating results.
•We face a number of risks as a result of the concentration of our operations and customers in the PRC.
•Our operations in Asia expose us to heightened risks due to natural disasters, as well as geopolitical risks.
•Our international operations expose us to exchange rate risks resulting from the fluctuations of foreign currencies.
•If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and our share price may be materially and adversely affected.
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
•Dependence on a limited number of sole-source, third-party manufacturers for our products exposes us to possible shortages based on low manufacturing yield, errors in manufacturing, uncontrollable lead-times for manufacturing, capacity allocation, price increases with little notice, volatile inventory levels, and delays in product delivery, any of which could result in delays in satisfying customer demand, increased costs and loss of revenue.

•Shortages of materials used in the manufacturing of our products and other key components of our customers’ products may increase our costs, impair our ability to ship our products on time, and delay our ability to sell our products.
•Our highly integrated products and high-speed mixed signal products are difficult to manufacture without defects and the existence of defects could result in increased costs, delays in the availability of our products, reduced sales of our products, or claims against us.
•The development of new products is extremely complex and we may be unable to develop our new products in a timely manner, which could result in a failure to obtain new design wins and/or maintain our current revenue levels.
•Intense competition in our markets may reduce sales of our products, reduce our market share, and decrease our gross profit, which may result in large losses.
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
•Risks associated with our operations in the PRC, including the risk of changes in China's political, economic or social conditions or changes in U.S.-China relations, as well as liquidity risks, may adversely and materially affect our results of operations, financial position and share price.
•Legal and operational risks related to the legal system and regulations in the PRC, including uncertainties regarding the enforcement of laws or sudden or unexpected changes in laws, required approvals and permissions, could adversely affect us and limit the legal protections available to the Company and its shareholders, as well as materially and adversely affecting our business and share price.
•If we are unable close on a transaction in which the various non-Pixelworks investors in PWSH sell their shares or otherwise waive their repurchase rights, or otherwise negotiate for an extension or cancellation, we may be required to repurchase the shares of PWSH held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position.
•If we are unable to implement our strategy to expand our operations in China, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
•PWSH's status as a private company in China that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
•We may be unable to maintain compliance with Nasdaq Listing Rules, which could cause our common stock to be delisted from Nasdaq. This could result in the lack of a liquid trading market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.
•The price of our common stock has and may continue to fluctuate substantially.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,255	$23,647
Accounts receivable, net	5,063	5,804
Inventories	4,082	4,210
Prepaid expenses and other current assets	2,175	1,191
Total current assets	25,575	34,852
Property and equipment, net	4,745	6,500
Operating lease right-of-use assets	2,400	3,368
Other assets, net	677	945
Goodwill	18,407	18,407
Total assets	$51,804	$64,072
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,933	$1,400
Accrued liabilities and current portion of long-term liabilities	6,640	6,581
Current portion of income taxes payable	568	365
Total current liabilities	9,141	8,346
Long-term liabilities, net of current portion	218	375
Deposit liability	12,347	13,109
Operating lease liabilities, net of current portion	910	1,450
Income taxes payable, net of current portion	837	914
Total liabilities	23,453	24,194
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	27,919	27,396
Shareholders’ equity:
Preferred stock	—	—
Common stock	494,037	490,619
Accumulated other comprehensive income	3,875	4,693
Accumulated deficit	(520,348)	(505,880)
Total Pixelworks, Inc. shareholders’ equity (deficit)	(22,436)	(10,568)
Non-controlling interest	22,868	23,050
Total shareholders' equity	432	12,482
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$51,804	$64,072
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net	$8,250	$8,535	$15,344	$24,589
Cost of revenue (1)	4,471	4,209	8,113	12,149
Gross profit	3,779	4,326	7,231	12,440
Operating expenses:
Research and development (2)	5,998	7,943	12,521	16,016
Selling, general and administrative (3)	4,442	5,722	9,074	11,256
Restructuring	640	1,403	1,033	1,403
Total operating expenses	11,080	15,068	22,628	28,675
Loss from operations	(7,301)	(10,742)	(15,397)	(16,235)
Government subsidies received	801	—	814	—
Interest income and other, net	66	327	163	761
Total other income, net	867	327	977	761
Loss before income taxes	(6,434)	(10,415)	(14,420)	(15,474)
Provision for income taxes	491	32	525	137
Net loss	(6,925)	(10,447)	(14,945)	(15,611)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	218	298	477	396
Net loss attributable to Pixelworks, Inc.	$(6,707)	$(10,149)	$(14,468)	$(15,215)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(1.27)	$(2.09)	$(2.80)	$(3.16)
Weighted average shares outstanding - basic and diluted	5,282	4,846	5,166	4,818

(1) Includes:
Stock-based compensation	10	10	20	28
Restructuring	3	16	78	16

(2) Includes stock-based compensation	241	316	463	646

(3) Includes stock-based compensation	488	599	1,007	1,326
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(6,925)	$(10,447)	$(14,945)	$(15,611)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(566)	260	(818)	1,035
Comprehensive loss	(7,491)	(10,187)	(15,763)	(14,576)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	218	298	477	396
Total comprehensive loss attributable to Pixelworks, Inc.	$(7,273)	$(9,889)	$(15,286)	$(14,180)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,945)	$(15,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,490	2,000
Depreciation and amortization	1,401	2,168
Reversal of uncertain tax positions	(261)	(3)
Loss on asset disposal	34	—
Deferred income tax expense	23	(84)
Changes in operating assets and liabilities:
Accounts receivable, net	741	5,165
Inventories	127	(1,053)
Prepaid expenses and other current and long-term assets, net	699	2,781
Accounts payable	84	(346)
Accrued current and long-term liabilities	(1,049)	(1,510)
Income taxes payable	388	101
Net cash used in operating activities	(11,268)	(6,392)
Cash flows from investing activities:
Asset related government subsidies received	754	—
Purchases of property and equipment	(240)	(2,866)
Net cash provided by (used in) investing activities	514	(2,866)
Cash flows from financing activities:
Net proceeds from "registered direct offering"	1,341	—
Payments on asset financings	(566)	(587)
Net proceeds from "at the market" equity offering	558	—
Proceeds from issuance of common stock under employee equity incentive plans	29	125
Net cash provided by (used in) financing activities	1,362	(462)
Net decrease in cash and cash equivalents	(9,392)	(9,720)
Cash and cash equivalents, beginning of period	23,647	47,544
Cash and cash equivalents, end of period	$14,255	$37,824

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$386	$124
Cash paid during the period for interest	47	70
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$461	$419
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
2025	Shares	Amount
Balance as of December 31, 2024	4,977,228	$490,619	$4,693	$(505,880)	$23,050	$12,482
Stock issued under employee equity incentive plans	45,480	29	—	—	—	29
Stock-based compensation expense	—	751	—	—	—	751
Foreign currency translation adjustment	—	—	(252)	—	115	(137)
Registered direct offering	164,176	1,341	—	—	—	1,341
"At the market" equity offering	59,165	485	—	—	—	485
Net loss attributable to non-controlling interest	—	—	—	—	(259)	(259)
Net loss attributable to Pixelworks, Inc.	—	—	—	(7,761)	$—	(7,761)
Balance as of March 31, 2025	5,246,049	$493,225	$4,441	$(513,641)	$22,906	$6,931
Stock issued under employee equity incentive plans	63,147	$—	$—	$—	$—	$—
Stock-based compensation expense	—	739	—	—	—	739
Foreign currency translation adjustment	—	—	(566)	—	180	(386)
"At the market" equity offering	10,010	73	—	—	—	73
Net loss attributable to non-controlling interest	—	—	—	—	(218)	(218)
Net loss attributable to Pixelworks, Inc.	—	—	—	(6,707)	—	(6,707)
Fractional share adjustment due to reverse stock split	157	—	—	—	—	—
Balance as of June 30, 2025	5,319,363	$494,037	$3,875	$(520,348)	$22,868	$432

2024
Balance as of December 31, 2023	4,760,557	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	56,719	125	—	—	—	125
Stock-based compensation expense	—	1,075	—	—	—	1,075
Foreign currency translation adjustment	—	—	775	—	(253)	522
Net loss attributable to non-controlling interest	—	—	—	—	(98)	(98)
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,066)	—	(5,066)
Balance as of March 31, 2024	4,817,276	$487,524	$4,153	$(482,227)	$23,906	$33,356
Stock issued under employee equity incentive plans	55,499	—	—	—	—	—
Stock-based compensation expense	—	925	—	—	—	925
Foreign currency translation adjustment	—	—	260	—	(85)	175
Net loss attributable to non-controlling interest	—	—	—	—	(298)	(298)
Net loss attributable to Pixelworks, Inc.	—	—	—	(10,149)	—	(10,149)
Balance as of June 30, 2024	4,872,775	$488,449	$4,413	$(492,376)	$23,523	$24,009
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In thousands, except per share data)
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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the "Strategic Plan"). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (or "PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with the strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 14: Non-Controlling Interest", below. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC. More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, and related regulations, therefore do not apply to Pixelworks.
In the second half of 2024 we engaged with Morgan Stanley and initiated a formal review process after receiving inbound strategic interest in our Pixelworks Shanghai subsidiary. In May of 2025 we received non-binding term sheets from three different potential buyers, and have since been engaged in due diligence with each. Although the outcome is yet to be determined, we believe the process itself is nearing closure and likely to result in a clear strategic direction for our Pixelworks Shanghai subsidiary before the end of the third quarter. We continue to evaluate potential ownership and collaboration structures to determine a more optimal scenario for enhancing Pixelworks Shanghai’s long-term growth potential as well as maximizing value for existing shareholders.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Reverse Stock Split
On June 6, 2025, the Company effected a one-for-twelve reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every twelve shares of the Company's Common Stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The Reverse Stock Split did not decrease the number of authorized shares of common stock or otherwise affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would have otherwise been entitled to receive fractional shares were entitled to have their fractional shares rounded up to the next whole number share quantity. All shares of the Company’s common stock, per-share data and related information included in the accompanying condensed consolidated financial statements and the accompanying notes have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
Condensed Consolidated Financial Statements
The financial information included herein for the six months ended June 30, 2025 and 2024 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2024 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2025, as amended, and should be read in conjunction with such consolidated financial statements.
The results of operations for the six months ended June 30, 2025 and 2024 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2025.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in "Note 2: Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended.
Recent Accounting Pronouncements
On July 4, 2025, Public Law 119-21 or the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA includes a broad range of provisions, such as the permanent extension of otherwise expiring provisions, modifications to the international tax framework, and the reinstatement of certain business tax provisions. While most of the changes made by the OBBBA are effective in future years, some of its provisions are effective in 2025. We do not expect the impact of these tax law changes to have a material impact to our consolidated financial statements and are continuing to evaluate.
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
Inventories consist of the following:

	June 30, 2025	December 31, 2024
Finished goods	$3,013	$2,748
Work-in-process	1,069	1,462
Inventories	$4,082	$4,210

Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Gross property and equipment	$25,106	$25,982
Less: accumulated depreciation and amortization	(20,361)	(19,482)
Property and equipment, net	$4,745	$6,500

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

	June 30, 2025	December 31, 2024
Accrued payroll and related liabilities	$2,689	$1,937
Operating lease liabilities, current	1,735	2,036
Current portion of accrued liabilities for asset financings	740	1,156
Accrued costs related to restructuring	73	191
Other	1,403	1,261
Accrued liabilities and current portion of long-term liabilities	$6,640	$6,581

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
As of June 30, 2025:
Assets:
Cash equivalents:
Certificates of deposit	$1,000	$—	$—	$1,000
Money market funds	134	—	—	134

As of December 31, 2024:
Assets:
Cash equivalents:
Certificates of deposit	$5,029	$—	$—	$5,029
Money market funds	204	—	—	204
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

NOTE 4: RESTRUCTURING
In May 2025, we executed a restructuring plan to make the operation of the Company more efficient (the "May 2025 Plan"). The May 2025 Plan included an approximately 4% reduction in workforce, primarily in the area of research and development.
In February 2025, we executed a restructuring plan to make the operation of the Company more efficient (the "February 2025 Plan"). The February 2025 Plan included an approximately 6% reduction in workforce, primarily in the areas of operations, research and development, and marketing.
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "2024 Plan"). The 2024 Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Total restructuring expense included in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2025 and 2024 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenue — restructuring:
Employee severance and benefits	$3	$16	$78	$16
	3	16	78	16

Operating expenses — restructuring:
Employee severance and benefits	$640	$1,403	$1,033	$1,403
	640	1,403	1,033	1,403
Total restructuring expense	$643	$1,419	$1,111	$1,419

The following is a rollforward of the accrued liabilities related to restructuring for the six month period ended June 30, 2025:

	Balance as of December 31, 2024	Expensed	Payments	Balance as of June 30, 2025
Employee severance and benefits	$191	$1,111	$(1,229)	$73
Total accrued costs related to restructuring	$191	$1,111	$(1,229)	$73

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
We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of one year to three years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost:	$565	$700	$1,129	$1,412

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$906	$1,403
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	201	1,077
Weighted average remaining lease term (in years)	1.66	2.13
Weighted average discount rate	7.53%	7.44%

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

Operating Lease Payments
Six months ending December 31, 2025	$1,113
Years ending December 31:
2026	1,204
2027	434
2028	77
Total operating lease payments	2,828
Less imputed interest	(183)
Total operating lease liabilities	$2,645

As of June 30, 2025, we had no operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
IC sales	$8,021	$8,405	$15,091	$23,803
Engineering services, license and other	229	130	253	786
Total revenues	$8,250	$8,535	$15,344	$24,589
IC sales by end market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Home & Enterprise market	$6,972	$6,379	$12,732	$12,577
Mobile market	1,049	2,026	2,359	11,226
Total IC sales	$8,021	$8,405	$15,091	$23,803
For segment information, including revenue by geographic region, see "Note 10: Segment Information".
Revenue related to the Cinema market was not material in the first six months of 2025 or 2024 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
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
The following table presents the contract assets and contract liabilities recorded on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Accounts receivable	Accounts receivable, net	$5,063	$5,804
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	87	—
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	3	10
During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company recognized zero and $146 respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Government subsidies received	$801	$—	$814	$—
Interest income	$76	$349	$185	$808
Interest expense	(10)	(22)	(22)	(47)
Total interest income and other, net	$867	$327	$977	$761
The increase in interest income and other in the 2025 periods compared to the 2024 periods is due to an increase in government subsidies received, partially offset by a decrease in interest earned on our cash and cash equivalents balance due to the decrease in our cash and cash equivalents balance in the 2025 periods compared to the 2024 periods. Additional information on the government subsidies received is provided in "Note 15: Government Grants".

NOTE 8: INCOME TAXES
The provision for income taxes during the 2025 and 2024 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $261 and $3 during the first six months of 2025 and 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, the amount of our uncertain tax positions was a liability of $128 and $378, respectively, as well as a contra deferred tax asset of $1,491 and $1,385, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the amount of unrecognized tax benefits and associated interest and penalties of approximately $5 within the next 12 months due to the expiration of statutes of limitations.

NOTE 9: EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(6,925)	$(10,447)	$(14,945)	$(15,611)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	218	298	477	396
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(6,707)	$(10,149)	$(14,468)	$(15,215)
Weighted average shares outstanding - basic and diluted	5,282	4,846	5,166	4,818
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(1.27)	$(2.09)	$(2.80)	$(3.16)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Employee equity incentive plans	343	336	314	319

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
The CODM regularly reviews the condensed consolidated statements of operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses was $9,076 and $11,307 for the six months ending June 30, 2025 and 2024, respectively. Other segment items include outside services, depreciation and amortization, non-recurring engineering expense, accounting and legal fees, and other expenses. Other segment items included in operating expenses was $13,552 and $17,368 for the six months ending June 30, 2025 and 2024, respectively. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Japan	$6,366	$5,446	$11,691	$10,680
China	1,565	2,859	3,142	12,705
Taiwan	160	130	352	515
United States	159	100	159	689
	$8,250	$8,535	$15,344	$24,589

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Distributors:
All distributors	26%	38%	27%	58%
Distributor A	10%	22%	14%	44%
End customers: [1]
Top five end customers	96%	90%	94%	88%
End customer A	72%	60%	72%	39%
End customer B	10%	2%	6%	29%
End customer C	—%	13%	—%	9%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	June 30, 2025	December 31, 2024
Account X	69%	41%
Account Y	17%	17%
Account Z	3%	24%

NOTE 11: RISKS AND UNCERTAINTIES
Concentration of Suppliers
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. We rely on a limited number of foundries and assembly and test vendors to produce all of our wafers and for completion of finished products. We do not have any long-term agreements with any of these suppliers. In light of these dependencies, it is reasonably possible that failure to perform by one of these suppliers could have a severe impact on our results of operations. Additionally, the concentration of these vendors within Taiwan and the PRC increases our risk of supply disruption due to natural disasters, economic instability, political unrest or other regional disturbances.

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2025, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
On March 24, 2022, Pixelworks and PWSH entered into a supplemental agreement to the August 2021 Capital Increase Agreement (the “Supplemental Agreement”) with the Capital Contributors. The Supplemental Agreement, among other things, deletes the interest that was to accrue in connection with the redemption option, and adds a provision that will suspend the redemption option on the date PWSH files its initial public offering listing documents pending the approval of such documents by the applicable authorities. The suspension ends if PWSH withdraws the listing application or such application is finally rejected, at which point the redemption option would once again become effective with a deadline of the later of the date of the withdrawal/rejection and June 30, 2024.
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
After entering into the Supplemental Agreement, the redeemable non-controlling interest no longer accreted up to a redemption amount because the interest component has been removed. The Investors continue to hold PWSH equity and be considered as a redeemable non-controlling interest, however, the redeemable non-controlling interest is only probable of becoming redeemable upon the passage of time for its original issuance price. Therefore, until the redemption feature expires, or has been exercised, we will only allocate profits to the redeemable non-controlling interest and continue to recognize the non-controlling interest at an amount at least equal to its redemption value. Because the redeemable non-controlling interest is denominated in RMB, it will be revalued to USD at the end of each reporting period, with the changes in carrying value attributable to foreign currency being reflected within accumulated other comprehensive income on the condensed consolidated balance sheets.

On December 26, 2024, a representative for one of the Investors (Qingdao Beyond Zhixin Venture Investment Partnership (Limited Partnership)) delivered to Pixelworks a written request for a redemption under the Supplemental Agreement. Pixelworks responded to this request on December 31, 2024, asserting that the redemption option is currently suspended due to the impact of the COVID-19 pandemic and the decision of the relevant Chinese authorities to prevent PWSH from completing the filing of its application for an IPO in late 2023 despite PWSH being qualified to do so. Per Articles 6.1 and 10.1 of the Capital Increase Agreement, the option is suspended until such time as PWSH is no longer prevented from pursuing its application, or the parties should negotiate some other economically equivalent adjustment to the agreement. Qingdao Beyond has not further responded and no other Investor has provided Pixelworks with a written notice of election. The process of enforcing and collecting on the proper exercise of the repurchase option by a Capital Contributor would be lengthy, ultimately requiring enforcement against a U.S.-based Pixelworks entity. PWSH and its financial and legal advisors are currently engaged in due diligence with three different potential buyers, with the goal of securing a transaction in which the Capital Contributors either waive their repurchase options or sell their PWSH shares.
Under the agreements establishing each of the five ESOPs, each ESOP entity held a right to demand that Pixelworks repurchase the PWSH shares held by the ESOP at the original purchase price paid plus 5% annual interest if PWSH had not consumated a Listing on or before December 31, 2024 (the "ESOP Listing Deadline"). On August 1, 2025 Pixelworks completed a transaction with two of the five ESOP entities in which, in exchange for the transfer of approximately 0.11% of PWSH, which shares were transferred from Pixelworks and its affiliates, including treasury shares held by PWSH, the two ESOP entities agreed as follows: (a) the ESOP Listing Deadline is extended to December 31, 2026, (b) if PWSH has not consummated a Listing by this new ESOP Listing Deadline, the two ESOPs would each have a right to demand that Pixelworks repurchase the PWSH shares held by the ESOP at the original purchase price paid plus 5% annual interest accrued as of December 31, 2024, and (c) that in the event of a change of control of PWSH, each of the two ESOPs would be entitled to the greater of the price of the PWSH shares that it sells in the transaction or the original purchase price paid plus 5% annual interest accrued as of December 31, 2024. The other three ESOP entities continue to hold the original repurchase option, but none have begun the formal process of exercising such option. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities is accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it is revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our condensed consolidated statements of operations.
On December 21, 2022, the Company and its subsidiary, PWSH, entered into a capital increase agreement (the “December 2022 Capital Increase Agreement”) with Jing Xin Ying (Shanghai) Management Consulting Partnership (Limited Partnership), an entity owned by certain of the employees of PWSH (the “2022 ESOP”). The 2022 ESOP invested approximately $1,407 in exchange for an equity interest in PWSH of 0.54%, based on a pre-money valuation of PWSH of RMB 1,750,000 ($251,256 USD), which includes a discount of 50%. The 2022 ESOP was one of the two ESOPs that agreed to modify its repurchase right, as described in the paragraph immediately above.
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
If Pixelworks is unsuccessful in negotiating for the sale of PWSH, or for an extension or cancellation of the redemption rights described above, and the Investor or ESOP holding such a right elects for redemption, we may be required to seek additional capital and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions would have a material adverse effect on our business, financial condition and results of operations.
The components of the change in redeemable non-controlling interests for the six months ended June 30, 2025 are presented in the following table (in thousands):

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2025	$27,396
Effect of foreign currency translation attributable to redeemable non-controlling interest	523
Carrying Value of Redeemable Non-Controlling Interest as of June 30, 2025	$27,919

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
When the Company’s relative ownership interest in PWSH changes, adjustments to non-controlling interest and paid-in capital, tax effected, will occur. Because these changes in the ownership interest in PWSH do not result in a change of control, the transactions are accounted for as equity transactions under ASC 810 (Consolidations), which requires that any differences between the carrying value of the Company’s interest in PWSH and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, there are no substantive profit-sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders of PWSH and non-controlling interest pro rata based on ownership interests in PWSH. The components of the change in non-controlling interests for the six months ended June 30, 2025 are presented in the following table :

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2025	$23,050
Net loss attributable to non-controlling interest	(477)
Effect of foreign currency translation attributable to non-controlling interest	295
Carrying Value of Permanent Equity Non-Controlling Interest as of June 30, 2025	$22,868

NOTE 15: GOVERNMENT GRANTS
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
In June 2025, PWSH received approximately $1,555 in cash subsidies from the Shanghai government to compensate the purchase of certain IPs, Electronic Design Automation (“EDA”) tools, as well as the incurred expenses in R&D in accordance with the local government’s policy to support strategic emerging industry. Under the terms and conditions of the funding policies, PWSH commits to operate the business in Zhangjiang Science City in Shanghai, and the place of registration and tax registration will not be moved out of Zhangjiang Science City within ten years from the date of signing the commitment letter. Additionally, a commitment from PWSH that R&D results, especially those related to patent application and conversion of patent results, shall only be attributed to PWSH, and the activities and results related to the proprietary intellectual property rights, including deliveries, payments and related tax and financial settlements, shall be completed by PWSH located in Zhangjiang Science City.
The Company deferred $624 of subsidies as a reduction to related fixed assets’ cost basis, which reduces future depreciation and amortization. $130 of subsidies was recognized as a reduction to depreciation and amortization expense. The remaining cash subsidies of approximately $801 was recognized as other income in the consolidated statements of operations for the six months ended June 30, 2025.

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
In the second half of 2024 we engaged with Morgan Stanley and initiated a formal review process after receiving inbound strategic interest in our Pixelworks Shanghai subsidiary. In May of 2025 we received non-binding term sheets from three different potential buyers, and have since been engaged in due diligence with each. Although the outcome is yet to be determined, we believe the process itself is nearing closure and likely to result in a clear strategic direction for our Pixelworks Shanghai subsidiary before the end of the third quarter. We continue to evaluate potential ownership and collaboration structures to determine a more optimal scenario for enhancing Pixelworks Shanghai’s long-term growth potential as well as maximizing value for existing shareholders.

As of June 30, 2025, we had an intellectual property portfolio of 249 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.
Reverse Stock Split
On June 6, 2025, the Company effected a one-for-twelve reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every twelve shares of the Company's Common Stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The Reverse Stock Split did not decrease the number of authorized shares of common stock or otherwise affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would have otherwise been entitled to receive fractional shares were entitled to have their fractional shares rounded up to the next whole number share quantity. All shares of the Company’s common stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
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

Results of Operations
Revenue, net
Net revenue for the three and six months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
Revenue, net	$8,250	$8,535	(3)%	$15,344	$24,589	(38)%

Net revenue decreased $0.3 million, or 3%, in the second quarter of 2025 compared to the second quarter of 2024 and decreased $9.2 million, or 38%, in the first half of 2025 compared to the first half of 2024.
Revenue recorded in the second quarter of 2025 consisted of $8.0 million in revenue from the sale of integrated circuit ("IC") products and $0.2 million related to engineering services, license revenue and other. Revenue recorded in the second quarter of 2024 consisted of $8.4 million in revenue from the sale of IC products and $0.1 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first half of 2025 consisted of $15.1 million in revenue from the sale of IC products and $0.3 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first half of 2024 consisted of $23.8 million in revenue from the sale of IC products and $0.8 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the 2025 periods compared to the 2024 periods is due to the following factors:
•Sales into the Mobile market decreased approximately $1.0 million or 48% in the second quarter of 2025 compared to the second quarter of 2024 and decreased approximately $8.9 million or 78% in the first half of 2025 compared to the first half of 2024, primarily due to decreased units sold associated with a delayed transition to our latest generation mobile products.
•The decrease in sales into the Mobile market was partially offset by sales into the Home & Enterprise market, which increased approximately $0.6 million or 9% in the second quarter of 2025 compared to the second quarter of 2024 and increased approximately $0.2 million or 1% in the first half of 2025 compared to the first half of 2024.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended June 30, 2025 and 2024, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of revenue	2024	% of revenue	2025	% of revenue	2024	% of revenue
Direct product costs and related overhead [1]	$4,460	54%	$3,937	46%	$8,042	52%	$11,859	48%
Stock-based compensation	10	0	10	0	20	0	28	0
Restructuring	3	0	16	0	78	1	16	0
Inventory charges [2]	(2)	0	246	3	(27)	0	246	1
Total cost of revenue	$4,471	54%	$4,209	49%	$8,113	53%	$12,149	49%
Gross profit	$3,779	46%	$4,326	51%	$7,231	47%	$12,440	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 46% in the second quarter of 2025 compared to 51%, in the second quarter of 2024 and decreased to 47% in the first half of 2025 compared to 51% in the first half of 2024.
The decrease in gross profit margin in the second quarter of 2025 compared to the second quarter of 2024 is primarily due to product mix within the Home & Enterprise and Mobile markets, partially offset by reduced inventory charges recorded in the second quarter of 2025 compared to the second quarter of 2024.
The decrease in gross profit margin in the first half of 2025 compared to the first half of 2024 is primarily due to product mix within the Home & Enterprise market and reduced absorption due to reduced revenue, partially offset by reduced inventory charges recorded in the first half of 2025 compared to the first half of 2024.
Pixelworks’ gross profit margin is subject to variability based on changes in revenue levels, product mix, average selling prices, startup costs, amortization related to acquired intangible assets, and the timing and execution of manufacturing ramps, as well as other factors.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses, including non-recurring engineering expenses and fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three and six months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
Research and development	$5,998	$7,943	(24)%	$12,521	$16,016	(22)%

Research and development expense decreased $1.9 million, or 24%, in the second quarter of 2025 compared to the second quarter of 2024 due to the following factors:
•Compensation expense decreased $1.0 million, primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Non-recurring engineering expense and depreciation and amortization expense decreased by $0.4 million due to the timing of development activities.
•A $0.5 million overall decrease across multiple expense categories, as we continue to implement cost control measures.
Research and development expense decreased $3.5 million, or 22%, in the first half of 2025 compared to the first half of 2024 due to the following factors:
•Compensation expense decreased $2.1 million primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Non-recurring engineering expense and depreciation and amortization expense decreased by $0.7 million due to the timing of development activities.
•Stock based compensation expense decreased $0.2 million primarily due to the change in our stock price.
•A $0.5 million overall decrease across multiple expense categories, as we continue to implement cost control measures.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six months ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
Selling, general and administrative	$4,442	$5,722	(22)%	$9,074	$11,256	(19)%

Selling, general and administrative expense decreased $1.3 million, or 22%, in the second quarter of 2025 compared to the second quarter of 2024 due to the following factors:
•Compensation expense decreased $0.7 million primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Accounting and other professional fees decreased $0.2 million primarily due to a decrease in fees incurred related to our strategic plan with respect to our subsidiary, PWSH.
•Stock based compensation expense decreased $0.1 million primarily due to the change in our stock price.
•A $0.3 million overall decrease across multiple expense categories, as we continue to implement cost control measures.
Selling, general and administrative expense decreased $2.2 million, or 19%, in the first half of 2025 compared to the first half of 2024 due to the following factors:
•Compensation expense decreased $1.2 million primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Accounting and other professional fees decreased $0.4 million primarily due to a decrease in fees incurred related to our strategic plan with our subsidiary, PWSH.
•Stock based compensation expense decreased $0.3 million primarily due to the change in our stock price.
•A $0.3 million overall decrease across multiple expense categories, as we continue to implement cost control measures.

Restructurings
In May 2025, we executed a restructuring plan to make the operation of the Company more efficient (the "May 2025 Plan"). The May 2025 Plan included an approximately 4% reduction in workforce, primarily in the area of research and development.
In February 2025, we executed a restructuring plan to make the operation of the Company more efficient (the "February 2025 Plan"). The February 2025 Plan included an approximately 6% reduction in workforce, primarily in the areas of operations, research and development, and marketing.
In June 2024, we executed a restructuring plan to make the operation of the Company more efficient (the "2024 Plan"). The 2024 Plan included an approximately 16% reduction in workforce, primarily in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense for the three and six month periods ended June 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Employee severance and benefits	$643	$1,419	$1,111	$1,419
Total restructuring expense	$643	$1,419	$1,111	$1,419

Included in cost of revenue	$3	$16	$78	$16
Included in operating expenses	640	1,403	1,033	1,403
During the three months ended June 30, 2025, we recorded $0.6 million in restructuring expense related to the May 2025 Plan. During the three months ended June 30, 2024, we recorded $1.4 million in restructuring expense related to the 2024 Plan. During the six months ended June 30, 2025, we recorded $0.6 million in restructuring expense related to the May 2025 Plan and $0.5 million in restructuring expense related to the February 2025 Plan. During the six months ended June 30, 2024, we recorded $1.4 million in restructuring expense related to the 2024 Plan. We do not expect to incur additional restructuring charges related to the February 2025 Plan or the May 2025 Plan.
Provision for income taxes
The provision for income taxes during the 2025 and 2024 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.3 million during the first six months of 2025 and a negligible benefit during the first six months of 2024.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $9.3 million to $14.3 million at June 30, 2025 from $23.6 million at December 31, 2024. The net decrease during the first six months of 2025 was primarily the result of $11.3 million used in operating activities, $0.6 million used for payments on other asset financings and $0.2 million used for purchases of property and equipment, partially offset by $1.3 million in net proceeds from our registered direct offering, $0.8 million in asset related government subsidies and $0.6 million in net proceeds from our at the market equity offering.
As of June 30, 2025, our cash and cash equivalents balance consisted of $13.2 million in cash, $1.0 million held in U.S. dollar denominated certificates of deposit and $0.1 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2025, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSROs") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $5.1 million as of June 30, 2025 from $5.8 million as of December 31, 2024. The average number of days sales outstanding increased to 55 days as of June 30, 2025 from 48 days as of December 31, 2024. The decrease in accounts receivable was due to a decrease in revenue in the second quarter of 2025 compared to the fourth quarter of 2024 as well as the timing of revenue within the quarter.
Inventories
Inventories were $4.1 million as of June 30, 2025 compared to $4.2 million at December 31, 2024. Inventory turnover decreased to 3.9 as of June 30, 2025 from 5.1 as of December 31, 2024. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
During the six months ended June 30, 2025, we sold an aggregate of 69,175 shares of our common stock under the 2024 ATM Program, resulting in aggregate net proceeds to us of approximately $0.5 million and gross proceeds of approximately $0.6 million. Roth commissions and fees and other expenses related to the 2024 ATM Program were $0.1 million in the first six months of 2025.
Registered Direct Offering
On March 24, 2025, we entered into a common stock purchase agreement with several purchasers pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 164,176 shares of our common stock, par value $0.001 per share, at a purchase price of $8.832 per share, resulting in net proceeds of approximately $1.3 million.

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
Liquidity
As of June 30, 2025, our cash and cash equivalents balance of $14.3 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the six month period ended June 30, 2025 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

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
There have been no material changes to these estimates, or the policies related to them during the six months ended June 30, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

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

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings
From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations.

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
From time to time, we may have the need to execute restructuring plans to make the operation of the Company more efficient, such as the May 2025 and February 2025 restructuring plans. We may not be able to implement our restructuring programs as planned, and we may need to take additional measures to fulfill the objectives of our restructuring. The anticipated expenses associated with our restructuring programs may differ from or exceed our expectations, and we might not be able to realize the full amount of estimated savings from the restructuring programs in a timely manner or at all. Additionally, our restructuring plans may result in business disruptions or decreases in productivity. As a result, our restructuring plans could have an adverse impact on our financial condition or results of operations.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $520.3 million as of June 30, 2025. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.

A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel their orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor for the first six months of 2025 represented 14% of revenue. Sales to our top distributor for the years ended December 31, 2024 and 2023 represented 30% and 48% of revenue, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 94%, 88% and 87% of revenue for the six months ended June 30, 2025, and the years ended December 31, 2024 and 2023, respectively. As of June 30, 2025 we had two accounts that represented 10% or more of accounts receivable. As of December 31, 2024 we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In addition, any proceeds received by PWSH, one of our Chinese subsidiaries, such as from the private placement of shares, are subject to certain PRC laws and regulations that may make it difficult, if not impossible, to use such proceeds to fund those operations of Pixelworks that are not part of PWSH. As a result, it is unlikely that funds raised or generated by PWSH will be readily distributable to Pixelworks.

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
We have licensed certain intellectual property to third parties and may enter into additional license arrangements in the future. We cannot assure you, however, that others will be interested in licensing our intellectual property on commercially favorable terms or at all. We also cannot ensure that licensees will honor agreed-upon market restrictions, not infringe upon or misappropriate our intellectual property, or maintain the confidentiality of our proprietary information.
IP license agreements are complex and earning and recognizing revenue under these agreements depends upon many factors, including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and, once an agreement is in place, the timing of revenue recognition may depend on events such as customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors, any or all of which may or may not be achieved. The accounting rules associated with recognizing revenue from these transactions are complex and subject to interpretation. Due to these factors, the amount of licensing revenue, if any, recognized in any period, and our results of operations, may differ significantly from our expectations.
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
As of December 31, 2024, we had federal, state and foreign net operating loss carryforwards of approximately $155.6 million, $17.4 million, and $133.2 million, respectively, which began expiring in 2025. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. However, we cannot assure you that we will have taxable income in the future before all or a portion of these net operating loss carryforwards expire. Additionally, our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. In the event of certain changes in our shareholder base, we may at some time in the future experience an "ownership change" and the use of our federal net operating loss carryforwards may be limited. In addition, the limit on deductions for net operating loss carryforwards included in the Tax Cuts and Jobs Act to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020, was continued in the One Big Beautiful Bill Act signed into law on July 4, 2025.

We face a number of risks as a result of the concentration of our operations and customers in Asia.
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 99.0%, 98.3% and 99.7% of revenue for the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
•the impact on the businesses of our suppliers and customers of the trade dispute and related negotiations between the United States and China, Japan, Taiwan, and other countries;
•the effect of any future health epidemics in China or other parts of Asia;
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
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
If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, or we may fail to realize the anticipated benefits of any such acquisition. The successful integration of any acquired business as well as the retention of personnel may require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with such acquisition, including in the case of acquisitions we may make outside of the United States; difficulty in operating in foreign countries or complying with foreign regulatory requirements; incurrence of acquisition-related costs; harm to our relationships with existing customers as a result of such acquisition; harm to our brand and reputation; the loss of key employees in the acquired businesses; use of resources that are needed in other parts of our business; and use of substantial portions of our available cash to consummate any such acquisition. Any failure to successfully integrate any entity we may acquire or any failure to achieve the anticipated benefits of any such acquisition could disrupt our business and seriously harm our financial condition.
Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations, Nasdaq rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from Nasdaq, or penalties imposed on us.

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
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications and e-mail. These information systems are subject to attacks, failures and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, communication lines and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and firewall monitoring, to address the outlined risks. Security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical times could compromise the timely and efficient operation of our business. Additionally, any compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, or expose us to litigation and reputational risk, any or all of which could harm our business and operating results.
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
Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of June 30, 2025, we held 249 patents and had 13 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
A significant natural disaster, such as an earthquake, fire, a flood, or significant power outage could have a material adverse impact on our business, operating results, and financial condition. Such events could result in physical damage to one or more facilities, the temporary closure of one or more facilities or those of our suppliers, a temporary lack of an adequate workforce in a market, a temporary or long-term disruption in the supply of products from local and overseas suppliers, which may impact quality assurance, product costs, and product supply and timing. In the event our or our suppliers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, and our operations could be disrupted for the affected quarter or quarters. In addition, large-scale cybersecurity attacks, acts of war or terrorism, global pandemics such as the COVID-19 pandemic, or other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, suppliers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, suppliers, partners or customers that impacts sales at the end of a quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and operating results would be adversely affected.
Risks Related to Our Operations in China
We face additional risks associated with our operations in China, including the risk of changes in China’s political, economic or social conditions or changes in U.S.-China relations, as well as liquidity risks, any of which may adversely and materially affect our results of operations, financial position and value of our securities.
We have, and may continue to have, more than a majority of our operations in China as PWSH, one of our Chinese subsidiaries, is a full profit-and-loss center underneath the Company for our Mobile and Home & Enterprise businesses. The economy of China differs from the economy of the United States in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and because more than a majority of our operations are in China, our results of operations, financial position and value of our securities may be materially harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, recent statements and actions by the United States regarding tariffs or the export of certain semiconductor technology, although not applicable to our technology or products, could result in responsive actions taken by China that could adversely impact our operations, financial position, or stock price.

In addition, the Company faces certain liquidity risks from its operations in China. PWSH has, in the past, and may decide in the future, to sell shares of its stock, such as in a private placement, or otherwise. In addition, PWSH may, in the future, become profitable. Any proceeds raised or generated by PWSH are subject to certain PRC laws and regulations that may make it difficult, if not impossible, for the Company to use such proceeds to fund its operations outside of China. For example, China’s government imposes control over the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore unlikely that funds raised or generated by PWSH will be readily distributable to the Company or its U.S. shareholders. To date, no dividends or distributions have been made by PWSH to either the Company or its U.S. investors. Additionally, cash is transferred through the Company between entities through settling cash owed between one entity and another, for example, for services rendered, through intercompany agreements, and the Company intends to continue settling amounts owed in the ordinary course of business in this manner. During the fiscal years ended December 31, 2023 and December 31, 2024, an aggregate of $7.2 million in cash was transferred from the Company to PWSH, and $8.4 million from PWSH to the Company as part of such settlements. While currently the Company has been able to settle cash owed between PWSH and other entities within the Company, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, which in turn would adversely affect our results of operations.
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

Additionally, rules and regulations in China can change quickly and with little advance notice. For example, the PRC government has recently initiated a series of regulatory actions and made a number of public statements on the regulation of businesses in China with little advance notice, including enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. While we do not believe we are subject to these regulatory actions or statements, as we have not implemented the kind of monopolistic behavior that is the target of these rules, and our business does not involve large-scale collection of user data, implicate cybersecurity, or involve any other type of restricted industry, and therefore these regulatory actions and statements do not impact our ability to conduct our business, accept foreign investments into PWSH, there is no guarantee that the PRC government will refrain from releasing regulations or policies regarding the Company’s industry that could adversely affect our business, financial condition or results of operations.
If we are unable to close on a transaction in which the various non-Pixelworks investors in PWSH sell their shares or otherwise waive their repurchase rights, or otherwise negotiate for an extension or cancellation of those rights, we may be required to re-purchase the shares of PWSH held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position.
Pursuant to the August 2021 Capital Increase Agreement and the agreements governing the five employee-owned entities that have invested in PWSH (each an “ESOP”), if PWSH has not consummated an initial public offering of its shares on a China financial market prior to a certain date (for the private equity and strategic investors (collectively, the "Investors"), June 30, 2024, and for three of the ESOPs, December 31, 2024, and for two other of the ESOPs, December 31, 2026), the Investors and the ESOPs each have an independent right to elect to have their shares repurchased for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). If we are unable to close on a transaction in which the Investors and the ESOPs sell their shares in PWSH or otherwise waive their repurchase rights, or are unable to negotiate an extension or cancellation of these provisions, following those deadlines one or more of the respective purchasers may elect to require a repurchase. We would be required to use cash to effect these repurchases, which in turn would negatively impact our cash position and plans for growth.
If we are unable to implement our strategy to expand our PRC operations, our ability to access capital, customers, and talent in China could suffer, which in turn may materially and adversely affect our worldwide growth and revenue potential.
In August 2021, we announced our Strategic Plan to transform PWSH into a profit center for our Mobile and Home & Enterprise businesses to improve our access to capital, customers, and talent in China. As part of this Strategic Plan, we may need to access the capital markets of China to fund the growth of PWSH. We may not be successful in the implementation of our Strategic Plan and we may not be able to obtain such capital for a number of reasons, including those related to the risks we face associated with our operations in China as detailed separately above, many of which are outside our control. Further, tensions between the United States and China, or other geopolitical forces, including war, could negatively impact our currently planned projects and investments in the PRC. We cannot give any assurance that capital will be available on terms acceptable to us. Any such inability to obtain funds may impair the ability of PWSH to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of our common stock.
If we are unable to successfully implement our Strategic Plan, we may not realize the advantages to our PRC operations contemplated by our business strategy, including improving our access to capital markets, customers, and talent in China. PRC companies are critical to the global semiconductor industry, and our current business is substantially concentrated in the PRC market. Our inability to build, or any delay in growing, our PRC-based operations over the next several years would materially and adversely limit our operations and operating results, including our revenue growth.
PWSH’s status as a private company in China that is controlled, but less than wholly owned, by Pixelworks could have an adverse effect on us.
PWSH is not currently a wholly owned subsidiary of Pixelworks. The interests of PWSH may diverge from the interests of Pixelworks and its other subsidiaries in the future. We may face conflicts of interest in managing, financing, or engaging in transactions with PWSH, or allocating business opportunities between our subsidiaries, including future arrangements for operating subsidiaries other than PWSH to license and use our intellectual property.
Pixelworks retains majority ownership of PWSH, but PWSH is managed by a separate board of directors and officers and those directors and officers owe fiduciary duties to the various stakeholders of PWSH, including shareholders other than Pixelworks. In the operation of PWSH’s business, there may be situations that arise whereby the directors and officers of PWSH, in the exercise of their fiduciary duties, take actions that may be contrary to the best interests of Pixelworks or its shareholders. Additionally, because PWSH will be managed by a separate board of directors and officers, our organizational structure will become more complex, which may in turn require substantial financial, operational, and management resources.

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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, as of June 30, 2025, pursuant to our 2024 ATM Program, we sold an aggregate of 99,031 shares of our common stock. In addition, on March 24, 2025, we sold an aggregate of 164,176 shares of our common stock in a registered direct offering. The issuance and sale of additional shares of our common stock will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to an “at the market” equity offering program, a private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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
We may be unable to maintain compliance with Nasdaq Listing Rules, which could cause our common stock to be delisted from Nasdaq. This could result in the lack of a market for our common stock, cause a decrease in the value of our common stock, and adversely affect our business, financial condition and results of operations.
Under the Nasdaq Listing Rules, we must maintain a minimum price of $1.00 per share for continued listing on the Nasdaq. Prior to the Reverse Stock Split on June 6, 2025, our common stock price was trading below the minimum bid price for continued listing on the Nasdaq. We effected the Reverse Stock Split in order to regain compliance with this requirement, and following the Reverse Stock Split our common stock has not traded below the minimum bid price for continued listing on the Nasdaq.
In addition to the minimum $1.00 per share continued listing requirement, the Nasdaq has other continued listing requirements, including the requirement that we have at least 300 total shareholders, and we must meet all of the criteria under at least one of the following three standards: (i) a minimum of $500,000 in net income from continuing operations (in the latest fiscal year or in two of the last three fiscal years), at least 500,000 publicly held shares, at least $1.0 million in market value of publicly held shares and at least two registered and active market makers (as such term is defined by the Nasdaq Listing Rules); (ii) a minimum of $35.0 million in market value of listed securities, at least 500,000 publicly held shares, at least $1.0 million in market value of publicly held shares and at least two registered and active market makers; or (iii) a minimum of $2.5 million in shareholders' equity, at least 500,000 publicly held shares, at least $1.0 million in market value of publicly held shares and at least two registered and active market makers.
Our stock price is volatile and, though our stock price has risen following the Reverse Stock Split, we believe that we continue to remain susceptible to the market value of our listed securities and/or the market value of our publicly held securities falling below $35.0 million and $1.0 million, respectively. Accordingly, we cannot assure you that we will continue to comply with the Nasdaq’s continued listing requirements. If our common stock is delisted, it would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not Applicable

(b)     Not Applicable

(c)     Not Applicable

Item 3.         Defaults upon Senior Securities

(a)     Not Applicable

(b)     Not Applicable

Item 4.         Mine Safety Disclosures

Not Applicable

Item 5.         Other Information.
(a) An amendment to the Pixelworks, Inc., Amended and Restated 2006 Stock Incentive Plan (the “Plan”) was approved at the Company’s annual meeting of shareholders held on May 23, 2025. The amendment increased the total number of shares of the Company’s common stock available for issuance under the Plan by 208,333 shares to 2,640,278 shares, after giving effect to the Reverse Stock Split. A copy of the Plan as amended is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Executive Compensation
On August 12, 2025, we entered into a Transaction Bonus Agreement with Todd A. DeBonis, our Chief Executive Officer. Pursuant to the Transaction Bonus Agreement, Mr. DeBonis has the opportunity to earn a cash bonus based on closing a Qualifying Transaction before December 31, 2025, resulting in net cash proceeds received by the Company of between $40,000,000 (the “Minimum”) and $70,000,000 (the “Maximum”). “Qualifying Transaction” means a transaction or series of related transactions that results in any entity, or more than one entity acting as a group, acquiring ownership of the shares of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) from Company (through its subsidiary, Pixelworks Semiconductor Technology Company LLC), such that following the closing Company holds no more than 20% of the total outstanding shares of PWSH, in exchange for cash that is received by Company or one of Company’s other subsidiaries. The amount of the bonus will be calculated based on the net cash proceeds received by the Company from the Qualifying Transaction. At the Maximum the bonus will be $600,000, with the bonus amount for net cash proceeds below the Maximum reduced by $1,000 for every $100,000 less of net cash received, with amounts below the Minimum and above the Maximum subject to the discretion of the Board of Directors. The Transaction Bonus, if any, will be payable within sixty (60) days following the closing of the Qualifying Transaction.
The foregoing description of the terms of the Transaction Bonus Agreement does not purport to be complete and is qualified in its entirety by reference to full text of the Transaction Bonus Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

(b)     Not Applicable

(c)     None

Item 6.Exhibits.

3.1(a)**	Fourth Amendment to Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc.

3.1(b)**	Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended.

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on February 2, 2023).

10.1
Form of Common Stock Purchase Agreement, dated as of March 24, 2025, between Pixelworks, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2025).

10.2+**	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan.

10.3+**	Transaction Bonus Agreement dated as of August 12, 2025 by and between Pixelworks, Inc. and Todd A. DeBonis.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.
+	Indicates a management contract or compensation arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	August 13, 2025	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)