Form 10-Q
period 2025-09-30
PIXELWORKS, INC
filed 2025-11-12
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 6,293,545 as of November 7, 2025

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: the closing of the sale of the shares of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) indirectly held by the Company pursuant to the Share Purchase Agreement dated October 15, 2025 (the “Purchase Agreement”) between the Company, PWSH, Pixelworks Semiconductor Technology Company LLC (“Pixelworks LLC”), all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder”), and Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”), under which each of the Company, Pixelworks LLC, and each Selling Shareholder has agreed to sell all of their shares in PWSH to the Buyer (the “Sale”), and the related termination of the redeemable non-controlling interests in PWSH; the anticipated focus of our business after the closing of the Sale on our Cinema market and TrueCut Motion platform and related technology; our strategy, including with respect to our intellectual property portfolio, research and development efforts and acquisition and investment opportunities; our gross profit margin; any future restructuring programs; our liquidity, capital resources and the sufficiency of our working capital and need for, or ability to secure, additional financing and the potential impact thereof; our exchange rate and interest rate risks; our income taxes, including our ability to realize the benefit of net deferred tax assets, our uncertain tax position liability; accounting policies and use of estimates and potential impact of changes thereto; our revenue; our operations in the People's Republic of China ("PRC"), including the risk of changes in the political, economic, legal or social conditions there; statements regarding the impacts of current or proposed tariffs; and statements regarding other risks that may impact our business, including the concentration of our suppliers, technological change, system security and data protection breaches, concentration of credit risk, changes in the markets in which we operate, and our indemnification obligations and litigation. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as information under the heading “Summary Risk Factors” below. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, including our condensed consolidated financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.
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
•If we are unable to close on a transaction, such as the Sale, in which the various non-Pixelworks investors in PWSH sell their shares or otherwise waive their repurchase rights, or otherwise negotiate for an extension or cancellation of those rights, we may be required to re-purchase the shares of PWSH held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position.
•The pendency of the Sale, whether or not consummated, may adversely affect our business and the trading price of our common stock.
•Failure to complete the Sale could cause our stock price to decline.
•If we fail to complete the Sale, our business and financial performance may be adversely affected.
•If the Sale is not approved by our shareholders or if we fail to complete the Sale, no other offer from a potential acquirer of PWSH may be available that our Board believes to be attractive.
•We will incur significant expenses in connection with the Sale, regardless of whether the Sale is completed and, in certain circumstances, will be required to pay a termination fee to the Buyer.
•In the event the Sale is completed, our shareholder will not receive any of the proceeds of the Sale. Further, our management will have broad discretion over the sale proceeds, and we may not achieve the positive financial results from such uses that we expect.
•We face additional risks associated with our operations in China, including the risk of changes in China’s political, economic or social conditions or changes in U.S.-China relations, as well as liquidity risks, any of which may have the effect of delaying or impeding the closing of the Sale.
•We will have fewer sources of revenue following the Sale, which may negatively impact the value of our common stock.
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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,611	$23,647
Accounts receivable, net	5,683	5,804
Inventories	3,148	4,210
Prepaid expenses and other current assets	1,889	1,191
Total current assets	25,331	34,852
Property and equipment, net	4,220	6,500
Operating lease right-of-use assets	1,911	3,368
Other assets, net	652	945
Goodwill	18,407	18,407
Total assets	$50,521	$64,072
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,683	$1,400
Accrued liabilities and current portion of long-term liabilities	6,600	6,581
Short-term line of credit	1,404	—
Current portion of income taxes payable	81	365
Total current liabilities	9,768	8,346
Long-term liabilities, net of current portion	—	375
Deposit liability	12,325	13,109
Operating lease liabilities, net of current portion	670	1,450
Income taxes payable, net of current portion	833	914
Total liabilities	23,596	24,194
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	28,077	27,396
Shareholders’ equity (deficit):
Preferred stock	—	—
Common stock	497,204	490,619
Accumulated other comprehensive income	3,644	4,693
Accumulated deficit	(524,780)	(505,880)
Total Pixelworks, Inc. shareholders’ deficit	(23,932)	(10,568)
Non-controlling interest	22,780	23,050
Total shareholders' equity (deficit)	(1,152)	12,482
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$50,521	$64,072
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net	$8,771	$9,527	$24,115	$34,116
Cost of revenue (1)	4,400	4,648	12,513	16,797
Gross profit	4,371	4,879	11,602	17,319
Operating expenses:
Research and development (2)	5,720	8,405	18,241	24,421
Selling, general and administrative (3)	4,273	5,016	13,347	16,272
Restructuring	—	90	1,033	1,493
Total operating expenses	9,993	13,511	32,621	42,186
Loss from operations	(5,622)	(8,632)	(21,019)	(24,867)
Government subsidies received	467	—	1,281	—
Interest income and other, net	51	296	214	1,057
Total other income, net	518	296	1,495	1,057
Loss before income taxes	(5,104)	(8,336)	(19,524)	(23,810)
Provision (benefit) for income taxes	(511)	125	14	262
Net loss	(4,593)	(8,461)	(19,538)	(24,072)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	161	320	638	716
Net loss attributable to Pixelworks, Inc.	$(4,432)	$(8,141)	$(18,900)	$(23,356)
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.81)	$(1.66)	$(3.59)	$(4.82)
Weighted average shares outstanding - basic and diluted	5,440	4,893	5,258	4,843

(1) Includes:
Stock-based compensation	$9	$13	$29	$41
Restructuring	—	—	78	16

(2) Includes stock-based compensation	174	327	637	973

(3) Includes stock-based compensation	571	702	1,578	2,028
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,593)	$(8,461)	$(19,538)	$(24,072)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(231)	(996)	(1,049)	(299)
Comprehensive loss	(4,824)	(9,457)	(20,587)	(24,371)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	161	320	638	716
Total comprehensive loss attributable to Pixelworks, Inc.	$(4,663)	$(9,137)	$(19,949)	$(23,655)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,538)	$(24,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,245	3,042
Depreciation and amortization	2,047	3,088
Reversal of uncertain tax positions	(261)	(3)
Deferred income tax expense	(122)	(86)
Loss on asset disposal	34	—
Changes in operating assets and liabilities:
Accounts receivable, net	121	5,578
Inventories	1,061	(430)
Prepaid expenses and other current and long-term assets, net	1,230	3,287
Accounts payable	283	(475)
Accrued current and long-term liabilities	(1,125)	(4,261)
Income taxes payable	(103)	126
Net cash used in operating activities	(14,128)	(14,206)
Cash flows from investing activities:
Asset related government subsidies received	754
Purchases of property and equipment	(403)	(3,647)
Net cash provided by (used in) investing activities	351	(3,647)
Cash flows from financing activities:
Net proceeds from "at the market" equity offering	2,952	—
Proceeds from short-term line of credit	1,404	—
Net proceeds from "registered direct offering"	1,341
Payments on asset financings	(1,004)	(1,041)
Proceeds from issuance of common stock under employee equity incentive plans	48	180
Net cash provided by (used in) financing activities	4,741	(861)
Net decrease in cash and cash equivalents	(9,036)	(18,714)
Cash and cash equivalents, beginning of period	23,647	47,544
Cash and cash equivalents, end of period	$14,611	$28,830

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$499	$225
Cash paid during the period for interest	99	78
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$6	$554
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity (Deficit)
2025	Shares	Amount
Balance as of December 31, 2024	4,977,228	$490,619	$4,693	$(505,880)	$23,050	$12,482
Stock issued under employee equity incentive plans	45,480	29	—	—	—	29
Stock-based compensation expense	—	751	—	—	—	751
Foreign currency translation adjustment	—	—	(252)	—	115	(137)
Registered direct offering	164,176	1,341	—	—	—	1,341
"At the market" equity offering	59,165	485	—	—	—	485
Net loss attributable to non-controlling interest	—	—	—	—	(259)	(259)
Net loss attributable to Pixelworks, Inc.	—	—	—	(7,761)	$—	(7,761)
Balance as of March 31, 2025	5,246,049	$493,225	$4,441	$(513,641)	$22,906	$6,931
Stock issued under employee equity incentive plans	63,147	$—	$—	$—	$—	$—
Stock-based compensation expense	—	739	—	—	—	739
Foreign currency translation adjustment	—	—	(566)	—	180	(386)
"At the market" equity offering	10,010	73	—	—	—	73
Net loss attributable to non-controlling interest	—	—	—	—	(218)	(218)
Net loss attributable to Pixelworks, Inc.	—	—	—	(6,707)	—	(6,707)
Fractional share adjustment due to reverse stock split	157	—	—	—	—	—
Balance as of June 30, 2025	5,319,363	$494,037	$3,875	$(520,348)	$22,868	$432
Stock issued under employee equity incentive plans	29,131	$19	$—	$—	$—	$19
Stock-based compensation expense	—	754	—	—	—	754
Foreign currency translation adjustment	—	—	(231)	—	73	(158)
"At the market" equity offering	278,384	2,394	—	—	—	2,394
Net loss attributable to non-controlling interest	—	—	—	—	(161)	(161)
Net loss attributable to Pixelworks, Inc.	—	—	—	(4,432)	—	(4,432)
Balance as of September 30, 2025	5,626,878	$497,204	$3,644	$(524,780)	$22,780	$(1,152)

2024
Balance as of December 31, 2023	4,760,557	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	56,719	125	—	—	—	125
Stock-based compensation expense	—	1,075	—	—	—	1,075
Foreign currency translation adjustment	—	—	775	—	(253)	522
Net loss attributable to non-controlling interest	—	—	—	—	(98)	(98)
Net loss attributable to Pixelworks, Inc.	—	—	—	(5,066)	—	(5,066)
Balance as of March 31, 2024	4,817,276	$487,524	$4,153	$(482,227)	$23,906	$33,356
Stock issued under employee equity incentive plans	55,499	—	—	—	—	—
Stock-based compensation expense	—	925	—	—	—	925
Foreign currency translation adjustment	—	—	260	—	(85)	175
Net loss attributable to non-controlling interest	—	—	—	—	(298)	(298)
Net loss attributable to Pixelworks, Inc.	—	—	—	(10,149)	—	(10,149)
Balance as of June 30, 2024	4,872,775	$488,449	$4,413	$(492,376)	$23,523	$24,009
Stock issued under employee equity incentive plans	38,760	55	—	—	—	55
Stock-based compensation expense	—	1,042	—	—	—	1,042
Foreign currency translation adjustment	—	—	(1,471)	—	475	(996)
Net loss attributable to non-controlling interest	—	—	—	—	(320)	(320)
Net loss attributable to Pixelworks, Inc.	—	—	—	(8,141)	—	(8,141)
Balance as of September 30, 2024	4,911,535	$489,546	$2,942	$(500,517)	$23,678	$15,649

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
During 2021, we engaged in a strategic plan to re-align our Mobile and Home & Enterprise businesses to improve their focus on their Asia-centered customers and employee stakeholders (the "Strategic Plan"). One of our Chinese subsidiaries, Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. ("PWSH"), now operates these businesses as a full profit-and-loss center underneath Pixelworks. In connection with the strategic plan, the Company and PWSH closed three separate financing transactions in 2021 and 2022, which are further described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 14: Non-Controlling Interest", below. PWSH has a branch office located in Shenzhen, China (Pixelworks Semiconductor Technology (Shanghai) Co. Ltd. Shenzhen Branch Office No. 1), which is primarily for sales and customer support for PWSH, and a subsidiary located in Hong Kong (Pixelworks Hong Kong Limited), which has no employees and is used for distribution of PWSH products. Pixelworks has an additional subsidiary in China (Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd)) which is a research and development center for our TrueCut business. This subsidiary does not operate under PWSH, but rather is owned by Pixelworks through our Oregon limited liability company, Pixelworks Semiconductor Technology Company, LLC ("Pixelworks LLC"). More than a majority of our operations are in China, but our executive officers and all of our directors but one are located in the United States (and he resides in Singapore). We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois. The Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, and related regulations, therefore do not apply to Pixelworks.
In the second half of 2024 we engaged with Morgan Stanley and initiated a formal review process after receiving inbound strategic interest in PWSH. In May of 2025, we received non-binding term sheets from three different potential buyers, and engaged in due diligence with each. On October 6, 2025, we announced that the Company was in discussions with a buyer relating to the sale of the shares of PWSH indirectly held by the Company, and on October 15, 2025, the Company, PWSH, Pixelworks LLC and all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder”), entered into a Share Purchase Agreement (the “Purchase Agreement") with Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”), a special purpose entity led by VeriSilicon Microelectronics (Shanghai) Co., Ltd. (“VeriSilicon”), pursuant to which each of the Company, Pixelworks LLC, and each Selling Shareholder agreed to sell all of their shares in PWSH to the Buyer (the “Sale”). The purchase price is calculated based on an equity value of 100% of PWSH of RMB 950 million (approximately $133 million USD as of September 30, 2025). Net of agreed-upon share transfers to other shareholders, transaction costs, and withholding taxes in China, the Company expects to receive cash in the range of approximately $50 million to $60 million upon closing of the Sale. The Sale may be deemed to represent the sale of substantially all of the assets of the Company, and therefore is being submitted to a vote of the Company’s shareholders; the affirmative vote of the holders of at least 67% of the outstanding shares of the Company’s common stock is required for approval. The Company has disseminated to its shareholders a proxy statement with respect to a special meeting of shareholders to approve the Sale. Assuming all closing conditions are met in a timely manner, the Company expects the closing of the Sale to take place by December 31, 2025. Following the Sale, the Company intends to focus on its remaining business in cinematic visualization solutions, including its flagship TrueCut MotionTM platform.
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
Condensed Consolidated Financial Statements
The financial information included herein for the nine months ended September 30, 2025 and 2024 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2024 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2024, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2025, as amended, and should be read in conjunction with such consolidated financial statements.
The results of operations for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2025.
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
Inventories consist of the following:

	September 30, 2025	December 31, 2024
Finished goods	$2,358	$2,748
Work-in-process	790	1,462
Inventories	$3,148	$4,210

Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Gross property and equipment	$24,862	$25,982
Less: accumulated depreciation and amortization	(20,642)	(19,482)
Property and equipment, net	$4,220	$6,500

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

	September 30, 2025	December 31, 2024
Accrued payroll and related liabilities	$3,000	$1,937
Operating lease liabilities, current	1,414	2,036
Current portion of accrued liabilities for asset financings	515	1,156
Accrued costs related to restructuring	—	191
Other	1,671	1,261
Accrued liabilities and current portion of long-term liabilities	$6,600	$6,581
Entry Into Loan Agreement
On August 25, 2025, PWSH entered into an Industrial and Commercial Bank of China Business Quick Loan Borrowing Contract with Industrial and Commercial Bank of China Limited (the “Loan Agreement”), pursuant to which PWSH may borrow up to RMB 10,000 (approximately $1,400 as of September 30, 2025). As of September 30, 2025, PWSH borrowed RMB 10,000 under the Loan Agreement, which has a maturity date of August 25, 2026.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
As of September 30, 2025:
Assets:
Cash equivalents:
Certificates of deposit	$800	$—	$—	$800
Money market funds	116	—	—	116

As of December 31, 2024:
Assets:
Cash equivalents:
Certificates of deposit	$5,029	$—	$—	$5,029
Money market funds	204	—	—	204
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
Total restructuring expense included in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2025 and 2024 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenue — restructuring:
Employee severance and benefits	$—	$—	$78	$16
	—	—	78	16

Operating expenses — restructuring:
Employee severance and benefits	$—	$90	$1,033	$1,493
	—	90	1,033	1,493
Total restructuring expense	$—	$90	$1,111	$1,509

The following is a rollforward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2025:

	Balance as of December 31, 2024	Expensed	Payments	Balance as of September 30, 2025
Employee severance and benefits	$191	$1,111	$(1,302)	$—
Total accrued costs related to restructuring	$191	$1,111	$(1,302)	$—

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
We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of one year to three years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost:	$557	$690	$1,686	$2,102

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,492	$2,052
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	201	1,111
Weighted average remaining lease term (in years)	1.61	2.03
Weighted average discount rate	7.41%	7.52%

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

Operating Lease Payments
Three months ending December 31, 2025	$523
Years ending December 31:
2026	1,195
2027	430
2028	76
Total operating lease payments	2,224
Less imputed interest	(140)
Total operating lease liabilities	$2,084

As of September 30, 2025, we had no operating lease liabilities that had not commenced.

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

The following table provides information about disaggregated revenue based on the preceding categories, with IC sales disaggregated further into net revenue from external customers for each group of similar products, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
IC sales	$8,531	$9,470	$23,622	$33,273
Engineering services, license and other	240	57	493	843
Total revenues	$8,771	$9,527	$24,115	$34,116
IC sales by end market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Home & Enterprise market	$7,404	$7,504	$20,136	$20,080
Mobile market	1,127	1,966	3,486	13,193
Total IC sales	$8,531	$9,470	$23,622	$33,273
For segment information, including revenue by geographic region, see "Note 10: Segment Information".
Revenue related to the Cinema market was not material in the first nine months of 2025 or 2024 and was therefore included in the engineering services, license revenue and other category within the Mobile market.
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
The following table presents the contract assets and contract liabilities recorded on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Accounts receivable	Accounts receivable, net	$5,683	$5,804
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	187	—
Liability for Warranty returns	Accrued liabilities and current portion of long-term liabilities	2	10
During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company recognized zero and $146 respectively, of revenue related to amounts that were previously included in deferred revenue at the beginning of the period. Deferred revenue fluctuates over time due to changes in the timing of payments received from customers and revenue recognized for services provided.

NOTE 7: INTEREST INCOME AND OTHER, NET
Interest income and other, net, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Government subsidies received	$467	$—	$1,281	$—
Interest income	76	303	261	1,111
Interest expense	(25)	(7)	(47)	(54)
Total interest income and other, net	$518	$296	$1,495	$1,057
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

NOTE 8: INCOME TAXES
The provision for income taxes during the 2025 and 2024 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $261 and $3 during the first nine months of 2025 and 2024, respectively.
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
As of September 30, 2025 and December 31, 2024, the amount of our uncertain tax positions was a liability of $125 and $378, respectively, as well as a contra deferred tax asset of $1,491 and $1,385, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in the amount of unrecognized tax benefits and associated interest and penalties of approximately $5 within the next 12 months due to the expiration of statutes of limitations.

NOTE 9: LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(4,593)	$(8,461)	$(19,538)	$(24,072)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	161	320	638	716
Net loss attributable to Pixelworks, Inc. - for purposes of earnings per share calculation	$(4,432)	$(8,141)	$(18,900)	$(23,356)
Weighted average shares outstanding - basic and diluted	5,440	4,893	5,258	4,843
Net loss attributable to Pixelworks, Inc. per share - basic and diluted	$(0.81)	$(1.66)	$(3.59)	$(4.82)

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

The following shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Employee equity incentive plans	318	298	314	309

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
The CODM regularly reviews the condensed consolidated statements of operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses was $13,285 and $16,373 for the nine months ending September 30, 2025 and 2024, respectively. Other segment items include outside services, depreciation and amortization, non-recurring engineering expense, accounting and legal fees, and other expenses. Other segment items included in operating expenses was $19,336 and $25,813 for the nine months ending September 30, 2025 and 2024, respectively. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue by geographic region, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Japan	$6,919	$7,062	$18,610	$17,741
China	1,422	2,246	4,564	14,951
Taiwan	191	192	543	708
United States	239	27	398	716
	$8,771	$9,527	$24,115	$34,116

Significant Customers
The percentage of revenue attributable to our distributors, top five end customers, and individual distributors or end customers that represented 10% or more of revenue in at least one of the periods presented, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Distributors:
All distributors	22%	36%	25%	52%
Distributor A	10%	19%	12%	37%
Distributor B	3%	11%	4%	6%
End customers: [1]
Top five end customers	95%	93%	93%	88%
End customer A	76%	64%	74%	46%
End customer B	10%	12%	7%	24%
End customer C	—%	11%	—%	5%

1End customers include customers who purchase directly from us, as well as customers who purchase our products indirectly through distributors.
The following accounts represented 10% or more of total accounts receivable in at least one of the periods presented:

	September 30, 2025	December 31, 2024
Account X	70%	41%
Account Y	15%	17%
Account Z	3%	24%

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2025, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
Under the agreements establishing each of the five ESOPs, each ESOP entity held a right to demand that Pixelworks repurchase the PWSH shares held by the ESOP at the original purchase price paid plus 5% annual interest if PWSH had not consummated a Listing on or before December 31, 2024 (the "ESOP Listing Deadline"). On August 1, 2025 Pixelworks completed a transaction with two of the five ESOP entities in which, in exchange for the transfer of approximately 0.11% of PWSH, which shares were transferred from Pixelworks and its affiliates, including treasury shares held by PWSH, the two ESOP entities agreed as follows: (a) the ESOP Listing Deadline is extended to December 31, 2026, (b) if PWSH has not consummated a Listing by this new ESOP Listing Deadline, the two ESOPs would each have a right to demand that Pixelworks repurchase the PWSH shares held by the ESOP at the original purchase price paid plus 5% annual interest accrued as of December 31, 2024, and (c) that in the event of a change of control of PWSH, each of the two ESOPs would be entitled to the greater of the price of the PWSH shares that it sells in the transaction or the original purchase price paid plus 5% annual interest accrued as of December 31, 2024. The other three ESOP entities continue to hold the original repurchase option, but none have begun the formal process of exercising such option. Because the ESOP entities are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the initial public offering on the STAR Market or repurchase date, the equity interest owned by the ESOP entities is accounted for under ASC 718 (Compensation - Stock Compensation). The initial carrying amount of the investment has been recorded as a long-term deposit liability on the condensed consolidated balance sheets as the initial public offering cannot be considered probable at this time. We recognize the periodic interest component of the award as compensation expense and accrete the long-term deposit liability to its redemption value. Because the long-term deposit liability is denominated in RMB and is considered a monetary liability as defined in ASC 255 (Changing Prices), it is revalued to USD at the end of each reporting period, with the changes in carrying value recorded as foreign currency gain/loss in our condensed consolidated statements of operations.
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
In connection with the execution of the Purchase Agreement, on October 14, 2025, Pixelworks LLC entered into a Support Agreement (the “Support Agreements”) and the Company, Pixelworks LLC, and PWSH entered into a Termination and Release Agreement (the “Release Agreements”) with VeriSilicon and each Selling Shareholder (collectively, VeriSilicon and the Selling Shareholders are the “Minority Shareholders”), pursuant to which each Minority Shareholder has agreed to release the Company and its affiliates from all repurchase rights and preferences held by the Minority Shareholder in exchange for the transfer of a portion of the shares of PWSH held by Pixelworks LLC immediately prior to the closing of the Sale. If Pixelworks is unsuccessful in closing the Sale (and therefore the closing of the Support Agreements and Release Agreements) or otherwise negotiating for an extension or cancellation of the redemption rights described above, and the Investor or ESOP holding such a right elects for redemption, we may be required to seek additional capital and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions would have a material adverse effect on our business, financial condition and results of operations.

The components of the change in redeemable non-controlling interests for the nine months ended September 30, 2025 are presented in the following table:

Carrying Value of Redeemable Non-Controlling Interest as of January 1, 2025	$27,396
Effect of foreign currency translation attributable to redeemable non-controlling interest	681
Carrying Value of Redeemable Non-Controlling Interest as of September 30, 2025	$28,077

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
When the Company’s relative ownership interest in PWSH changes, adjustments to non-controlling interest and paid-in capital, tax effected, will occur. Because these changes in the ownership interest in PWSH do not result in a change of control, the transactions are accounted for as equity transactions under ASC 810 (Consolidations), which requires that any differences between the carrying value of the Company’s interest in PWSH and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. Additionally, there are no substantive profit-sharing arrangements that would cause distributions to be other than pro rata. Therefore, profits and losses are attributed to the common shareholders of PWSH and non-controlling interest pro rata based on ownership interests in PWSH. The components of the change in non-controlling interests for the nine months ended September 30, 2025 are presented in the following table :

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2025	$23,050
Net loss attributable to non-controlling interest	(638)
Effect of foreign currency translation attributable to non-controlling interest	368
Carrying Value of Permanent Equity Non-Controlling Interest as of September 30, 2025	$22,780

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
PWSH received approximately $467 and $2,035 in the third quarter and first nine months of 2025, respectively, in cash subsidies from the Shanghai government to compensate the purchase of certain IPs, Electronic Design Automation (“EDA”) tools, as well as the incurred expenses in R&D in accordance with the local government’s policy to support strategic emerging industry. Under the terms and conditions of the funding policies, PWSH commits to operate the business in Zhangjiang Science City in Shanghai, and the place of registration and tax registration will not be moved out of Zhangjiang Science City within ten years from the date of signing the commitment letter. Additionally, a commitment from PWSH that R&D results, especially those related to patent application and conversion of patent results, shall only be attributed to PWSH, and the activities and results related to the proprietary intellectual property rights, including deliveries, payments and related tax and financial settlements, shall be completed by PWSH located in Zhangjiang Science City.
In the first nine months of 2025, the Company deferred $624 of subsidies as a reduction to related fixed assets’ cost basis, which reduces future depreciation and amortization. $130 of subsidies was recognized as a reduction to depreciation and amortization expense. The remaining cash subsidies of approximately $1,281 was recognized as other income in the consolidated statements of operations for the nine months ended September 30, 2025.

NOTE 16: SUBSEQUENT EVENTS

On October 6, 2025, the Company entered into a common stock purchase agreement with two purchasers pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 666,667 shares of the Company’s common stock at a purchase price of $10.50 per share, resulting in net proceeds of approximately $6,500.
On October 15 2025, the Company, PWSH, Pixelworks LLC, and each Selling Shareholder, entered into the Purchase Agreement with the Buyer, pursuant to which each of the Company, Pixelworks LLC, and each Selling Shareholder agreed to the Sale. The purchase price is calculated based on an equity value of 100% of PWSH of RMB 950,000 (approximately $133,000 USD as of September 30, 2025). The Sale may be deemed to represent the sale of substantially all of the assets of the Company, and therefore is being submitted to a vote of the Company’s shareholders; the affirmative vote of the holders of at least 67% of the outstanding shares of the Company’s common stock is required for approval. The Company has disseminated to its shareholders a proxy statement with respect to a special meeting of shareholders to approve the Sale. Assuming all closing conditions are met in a timely manner, the Company expects the closing of the Sale to take place by December 31, 2025.
In connection with the execution of the Purchase Agreement, on October 14, 2025, Pixelworks LLC entered the Support Agreements and the Company, Pixelworks LLC, and PWSH entered into the Release Agreements with the Minority Shareholders, pursuant to which each Minority Shareholder has agreed to release the Company and its affiliates from all repurchase rights and preferences held by the Minority Shareholder in exchange for the transfer of a portion of the shares of PWSH held by Pixelworks LLC immediately prior to the closing of the Sale. See "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" and "Note 14: Non-Controlling Interest" for further information about these various repurchase rights and preferences. Net of the shares of PWSH transferred under the Support Agreements with the Minority Shareholders, transaction costs, and withholding taxes in China, the Company expects to receive cash in the range of approximately $50,000 to $60,000 upon closing of the Sale.
On October 22, 2025, the Company entered into an agreement with an unrelated third party, pursuant to which we sold 37 patents and related rights and materials for $3,000. The technologies underlying the patents pertain to markets that the Company no longer pursues. The Company expects to record a gain of approximately $3,000 from the sale in the fourth quarter of 2025.

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

In the second half of 2024 we engaged with Morgan Stanley and initiated a formal review process after receiving inbound strategic interest in PWSH. In May of 2025, we received non-binding term sheets from three different potential buyers, and engaged in due diligence with each. On October 6, 2025, we announced that the Company was in discussions with a buyer relating to the sale of the shares of PWSH indirectly held by the Company, and on October 15, 2025, the Company, PWSH, Pixelworks Semiconductor Technology Company LLC (“Pixelworks LLC”) and all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder”), entered into a Share Purchase Agreement (the “Purchase Agreement’) with Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”), a special purpose entity led by VeriSilicon Microelectronics (Shanghai) Co., Ltd. (“VeriSilicon”), pursuant to which each of the Company, Pixelworks LLC, and each Selling Shareholder agreed to sell all of their shares in PWSH to the Buyer (the “Sale”). The purchase price is calculated based on an equity value of 100% of PWSH of RMB 950 million (approximately $133 million USD as of September 30, 2025). The Sale may be deemed to represent the sale of substantially all of the assets of the Company, and therefore is being submitted to a vote of the Company’s shareholders; the affirmative vote of the holders of at least 67% of the outstanding shares of the Company’s common stock is required for approval. The Company has disseminated to its shareholders a proxy statement with respect to a special meeting of shareholders to approve the Sale. Assuming all closing conditions are met in a timely manner, the Company expects the closing of the Sale to take place by December 31, 2025. Following the Sale, the Company intends to focus on its remaining business in cinematic visualization solutions, including its flagship TrueCut MotionTM platform.
As of October 22, 2025, we had an intellectual property portfolio of 201 patents related to the visual display of digital image data. We focus our research and development efforts on developing video algorithms that improve quality, and architectures that reduce system power, cost, bandwidth and increase overall system performance and device functionality. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.
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
Entry Into Loan Agreement
On August 25, 2025, PWSH entered into an Industrial and Commercial Bank of China Business Quick Loan Borrowing Contract with Industrial and Commercial Bank of China Limited (the “Loan Agreement”), pursuant to which PWSH may borrow up to RMB 10 million (approximately $1.4 million as of September 30, 2025). As of September 30, 2025, PWSH borrowed RMB 10 million under the Loan Agreement, which has a maturity date of August 25, 2026.
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

Results of Operations
Revenue, net
Net revenue for the three and nine months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
Revenue, net	$8,771	$9,527	(8)%	$24,115	$34,116	(29)%

Net revenue decreased $0.8 million, or 8%, in the third quarter of 2025 compared to the third quarter of 2024 and decreased $10.0 million, or 29%, in the first nine months of 2025 compared to the first nine months of 2024.
Revenue recorded in the third quarter of 2025 consisted of $8.5 million in revenue from the sale of integrated circuit ("IC") products and $0.2 million related to engineering services, license revenue and other. Revenue recorded in the third quarter of 2024 consisted of $9.5 million in revenue from the sale of IC products and $0.1 million in revenue related to engineering services, license revenue and other.
Revenue recorded in the first nine months of 2025 consisted of $23.6 million in revenue from the sale of IC products and $0.5 million in revenue related to engineering services, license revenue and other. Revenue recorded in the first nine months of 2024 consisted of $33.3 million in revenue from the sale of IC products and $0.8 million in revenue related to engineering services, license revenue and other.
The decrease in IC revenue in the 2025 periods compared to the 2024 periods is due to the following factors:
•Sales into the Mobile market decreased approximately $0.8 million or 43% in the third quarter of 2025 compared to the third quarter of 2024 and decreased approximately $9.7 million or 74% in the first nine months of 2025 compared to the first nine months of 2024, primarily due to decreased units sold associated with a delayed transition to our latest generation mobile products.
•Sales into the Home & Enterprise market decreased approximately $0.1 million or 1% in the third quarter of 2025 compared to the third quarter of 2024 and increased approximately $0.1 million or 1% in the first nine months of 2025 compared to the first nine months of 2024.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended September 30, 2025 and 2024, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of revenue	2024	% of revenue	2025	% of revenue	2024	% of revenue
Direct product costs and related overhead [1]	$4,406	50%	$4,525	47%	$12,448	52%	$16,385	48%
Inventory charges [2]	(15)	0	110	1	(42)	0	355	1
Stock-based compensation	9	0	13	0	29	0	41	0
Restructuring	—	0	—	0	78	0	16	0
Total cost of revenue	$4,400	50%	$4,648	49%	$12,513	52%	$16,797	49%
Gross profit	$4,371	50%	$4,879	51%	$11,602	48%	$17,319	51%

1Includes purchased materials, assembly, test, labor, employee benefits and royalties.
2Includes charges to reduce inventory to lower of cost or market and a benefit for sales of previously written down inventory.
Gross profit margin decreased to 50% in the third quarter of 2025 compared to 51%, in the third quarter of 2024 and decreased to 48% in the first nine months of 2025 compared to 51% in the first nine months of 2024.
The decrease in gross profit margin in the third quarter of 2025 compared to the third quarter of 2024 is primarily due to product mix within the Home & Enterprise and Mobile markets, partially offset by reduced inventory charges recorded in the third quarter of 2025 compared to the third quarter of 2024.
The decrease in gross profit margin in the first nine months of 2025 compared to the first nine months of 2024 is primarily due to product mix within the Home & Enterprise market and reduced absorption due to reduced revenue, partially offset by reduced inventory charges recorded in the first nine months of 2025 compared to the first nine months of 2024.
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
Research and development expense for the three and nine months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
Research and development	$5,720	$8,405	(32)%	$18,241	$24,421	(25)%

Research and development expense decreased $2.7 million, or 32%, in the third quarter of 2025 compared to the third quarter of 2024 due to the following factors:
•Non-recurring engineering expense and depreciation and amortization expense decreased by $1.4 million due to the timing of development activities.
•Compensation expense decreased $0.7 million, primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Stock based compensation expense decreased $0.2 million primarily due to the change in our stock price.
•A $0.4 million overall decrease across multiple expense categories, as we continue to implement cost control measures.
Research and development expense decreased $6.2 million, or 25%, in the first nine months of 2025 compared to the first nine months of 2024 due to the following factors:
•Compensation expense decreased $2.8 million primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Non-recurring engineering expense and depreciation and amortization expense decreased by $2.1 million due to the timing of development activities.
•Stock based compensation expense decreased $0.3 million primarily due to the change in our stock price.
•A $1.0 million overall decrease across multiple expense categories, as we continue to implement cost control measures.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, sales commissions, facilities and information technology expense allocations, travel, outside services and other general expenses incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine months ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
Selling, general and administrative	$4,273	$5,016	(15)%	$13,347	$16,272	(18)%

Selling, general and administrative expense decreased $0.7 million, or 15%, in the third quarter of 2025 compared to the third quarter of 2024 due to the following factors:
•Compensation expense decreased $0.4 million primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Stock based compensation expense decreased $0.1 million primarily due to the change in our stock price.
•A $0.2 million overall decrease across multiple expense categories, as we continue to implement cost control measures.
Selling, general and administrative expense decreased $2.9 million, or 18%, in the first nine months of 2025 compared to the first nine months of 2024 due to the following factors:
•Compensation expense decreased $1.7 million primarily due to decreased headcount associated with our 2024 and 2025 restructuring plans.
•Stock based compensation expense decreased $0.4 million primarily due to the change in our stock price.
•A $0.8 million overall decrease across multiple expense categories, as we continue to implement cost control measures.

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
Restructuring expense for the three and nine month periods ended September 30, 2025 and 2024, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Employee severance and benefits	$—	$90	$1,111	$1,509
Total restructuring expense	$—	$90	$1,111	$1,509

Included in cost of revenue	$—	$—	$78	$16
Included in operating expenses	—	90	1,033	1,493
During the three months ended September 30, 2025, we did not record any restructuring expense. During the three months ended September 30, 2024, we recorded $0.1 million in restructuring expense related to the 2024 Plan. During the nine months ended September 30, 2025, we recorded $0.6 million in restructuring expense related to the May 2025 Plan and $0.5 million in restructuring expense related to the February 2025 Plan. During the nine months ended September 30, 2024, we recorded $1.5 million in restructuring expense related to the 2024 Plan. We do not expect to incur additional restructuring charges related to the February 2025 Plan or the May 2025 Plan.
Provision for income taxes
The provision for income taxes during the 2025 and 2024 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.5 million during the first nine months of 2025 and a negligible benefit during the first nine months of 2024.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents decreased $9.0 million to $14.6 million at September 30, 2025 from $23.6 million at December 31, 2024. The net decrease during the first nine months of 2025 was primarily the result of $14.1 million used in operating activities, $1.0 million used for payments on other asset financings and $0.4 million used for purchases of property and equipment, partially offset by $3.0 million in net proceeds from our at the market equity offering, $1.4 million in proceeds from our short-term line of credit, $1.3 million in net proceeds from our registered direct offering and $0.8 million in asset related government subsidies.
As of September 30, 2025, our cash and cash equivalents balance consisted of $13.7 million in cash, $0.8 million held in U.S. dollar denominated certificates of deposit and $0.1 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of September 30, 2025, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSROs") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Accounts receivable, net
Accounts receivable, net decreased to $5.7 million as of September 30, 2025 from $5.8 million as of December 31, 2024. The average number of days sales outstanding increased to 58 days as of September 30, 2025 from 48 days as of December 31, 2024. The decrease in accounts receivable was due to a decrease in revenue in the third quarter of 2025 compared to the fourth quarter of 2024 as well as the timing of revenue within the quarter.
Inventories
Inventories were $3.1 million as of September 30, 2025 compared to $4.2 million at December 31, 2024. Inventory turnover decreased to 4.8 as of September 30, 2025 from 5.1 as of December 31, 2024. Inventory turnover is calculated based on annualized quarterly operating results and average inventory balances during the quarter.
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
During the nine months ended September 30, 2025, we sold an aggregate of 347,559 shares of our common stock under the 2024 ATM Program, resulting in aggregate net proceeds to us of approximately $3.0 million and gross proceeds of approximately $3.1 million. Roth commissions and fees and other expenses related to the 2024 ATM Program were $0.1 million in the first nine months of 2025.
Registered Direct Offerings
On March 24, 2025, we entered into a common stock purchase agreement with several purchasers pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 164,176 shares of our common stock, par value $0.001 per share, at a purchase price of $8.832 per share, resulting in net proceeds of approximately $1.3 million.
On October 6, 2025, we entered into a common stock purchase agreement with two purchasers pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 666,667 shares of our common stock at a purchase price of $10.50 per share, resulting in net proceeds of approximately $6.5 million.

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
Entry Into Loan Agreement
On August 25, 2025, PWSH entered into an Industrial and Commercial Bank of China Business Quick Loan Borrowing Contract with Industrial and Commercial Bank of China Limited (the “Loan Agreement”), pursuant to which PWSH may borrow up to RMB 10 million (approximately $1.4 million as of September 30, 2025). As of September 30, 2025, PWSH borrowed RMB 10 million under the Loan Agreement, which has a maturity date of August 25, 2026.
Liquidity
As of September 30, 2025, our cash and cash equivalents balance of $14.6 million was highly liquid. We anticipate that our existing working capital, together with the cash proceeds from our registered direct offering and sale of patents and related rights and materials, each of which we entered into in October 2025, will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows. For more information regarding the registered direct offering and patent sale, see “Note 16: Subsequent Events”.
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
Other than as set forth above, there were no material changes to our liquidity and capital resources during the nine month period ended September 30, 2025 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

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
There have been no material changes to these estimates, or the policies related to them during the nine months ended September 30, 2025. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as amended.

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
Pixelworks designs, develops and markets visual processing and advanced media processing solutions for the Mobile, Home & Enterprise and Cinema markets. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources. If the Sale of the shares we hold in PWSH is completed, we intend to focus on developing our remaining business in cinematic visualization solutions, including our flagship TrueCut MotionTM platform.
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
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $524.8 million as of September 30, 2025. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products, accurately estimate inventory needs, contract effectively for manufacturing capacity and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. If we are not profitable in the future, we may be unable to continue our operations.

A significant amount of our revenue comes from a limited number of customers and distributors and from time to time we may enter into exclusive deals with customers, exposing us to increased credit risk and subjecting our cash flow to the risk that any of our customers or distributors could decrease or cancel their orders.
The display manufacturing market is highly concentrated and we are, and will continue to be, dependent on a limited number of customers and distributors for a substantial portion of our revenue. Sales to our top distributor represented 12%, 30% and 48% of revenue, the nine months ended September 30, 2025, and the years ended December 31, 2024 and 2023, respectively. If any of our distributors ceases to do business with us, it may be difficult for us to find adequate replacements, and even if we do, it may take some time. The loss of any of our top distributors could negatively affect our results of operations. Additionally, revenue attributable to our top five end customers represented 93%, 88% and 87% of revenue for the nine months ended September 30, 2025, and the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025 we had two accounts that represented 10% or more of accounts receivable. As of December 31, 2024 we had three accounts that each represented 10% or more of accounts receivable. All of the orders included in our backlog are cancellable. A reduction, delay or cancellation of orders from one or more of our significant customers, or a decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue. Further, the concentration of our accounts receivable with a limited number of customers increases our credit risk. The failure of these customers to pay their balances, or any customer to pay future outstanding balances, would result in an operating expense and reduce our cash flows.
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
In addition, any proceeds received by PWSH, one of our Chinese subsidiaries, such as from the private placement of shares, are subject to certain PRC laws and regulations that may make it difficult, if not impossible, to use such proceeds to fund those operations of Pixelworks that are not part of PWSH. As a result, it is unlikely that funds raised or generated by PWSH, other than the proceeds of the Sale, if completed, will be readily distributable to Pixelworks.

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
Many of our customers are located in Japan, China, or Taiwan. Sales outside the U.S. accounted for approximately 98.3%, 98.3% and 99.7% of revenue for the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, respectively. We anticipate that sales outside the U.S. will continue to account for a substantial portion of our revenue in future periods. In addition, customers who incorporate our products into their products sell a substantial portion of their products outside of the U.S. All of our products are also manufactured outside of the U.S. and most of our current manufacturers are located in Taiwan. Furthermore, most of our employees are located in China, Japan and Taiwan. Our Asian operations require significant management attention and resources, and we are subject to many risks associated with operations in Asia, including, but not limited to:
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
We do not own or operate a semiconductor fabrication facility and do not have the resources to manufacture our products internally. Currently, we rely on a limited number of foundries and assembly and test vendors to produce all of our wafers and for completion of finished products. Our wafers are not fabricated at more than one foundry at any given time and our wafers typically are designed to be fabricated in a specific process at only one foundry. Sole sourcing each product increases our dependence on our suppliers. We have limited control over delivery schedules, quality assurance, manufacturing yields, potential errors in manufacturing and production costs. We do not have long-term supply contracts with our third-party manufacturers, so they are not obligated to supply us with products for any specific period of time, quantity or price, except as may be provided in a particular purchase order. Our suppliers can increase the prices of the products we purchase from them with little notice, which may cause us to increase the prices to our customers and harm our competitiveness. Because our requirements represent only a small portion of the total production capacity of our contract manufacturers, they could reallocate capacity to other customers during periods of high demand for our products, as they have done in the past. We expect this may occur again in the future.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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

Although our TrueCut Motion product is the first motion grading solution for the cinematic market, competitive solutions could arise rapidly. These competitive solutions could come from several sources, including companies that provide solutions for other post-processing needs (such as Dolby Laboratories, Inc., Epic Games, Inc., Unity Technologies, Adobe Inc., Soluciones Gráficas por Ordenador S.L. (SGO), The Foundry Visionmongers Limited, and Autodesk, Inc.) as well as visual effects studios that use digital effects to reduce artifacts before they are created (such as Wētā FX, DNEG Plc, Pixar Animation Studios, Digital Domain, and Industrial Light & Magic (ILM)). If the Sale is completed, we intend to focus on our businesses apart from the semiconductor industry, including our TrueCut MotionTM platform.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.

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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our semiconductor designs and software code. We provide the computer programming code for our software to customers in connection with their product development efforts, thereby increasing the risk that customers will misappropriate our proprietary software. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. As of October 22, 2025, we held 201 patents and had 13 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
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
If the Sale is completed, we will no longer be engaged in the semiconductor business.
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
We have, and, if the Sale is not completed, we may continue to have, more than a majority of our operations in China as PWSH, one of our Chinese subsidiaries, is a full profit-and-loss center underneath the Company for our Mobile and Home & Enterprise businesses. The economy of China differs from the economy of the United States in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. There can be no assurance that China’s economic policies will be consistent or effective and because more than a majority of our operations are in China, our results of operations, financial position and value of our securities may be materially harmed by changes in China’s political, economic or social conditions. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, recent statements and actions by the United States regarding tariffs or the export of certain semiconductor technology, although not applicable to our technology or products, could result in responsive actions taken by China that could adversely impact our operations, financial position, or stock price.

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
If we are unable to close on a transaction, such as the Sale, in which the various non-Pixelworks investors in PWSH sell their shares or otherwise waive their repurchase rights, or otherwise negotiate for an extension or cancellation of those rights, we may be required to re-purchase the shares of PWSH held by those investors who elect for repurchase under the provisions of the August 2021 Capital Increase Agreement or the agreements governing the employee-owned entities known as “ESOPs,” which would materially and adversely impact our cash position.
Pursuant to the August 2021 Capital Increase Agreement and the agreements governing the five employee-owned entities that have invested in PWSH (each an “ESOP”), if PWSH has not consummated an initial public offering of its shares on a China financial market prior to a certain date (for the private equity and strategic investors (collectively, the "Investors"), June 30, 2024, and for three of the ESOPs, December 31, 2024, and for two other of the ESOPs, December 31, 2026), the Investors and the ESOPs each have an independent right to elect to have their shares repurchased for a price equal to the initial purchase price paid by the purchaser (and for the ESOP, plus annual simple interest at a rate of 5%). If we are unable to close on a transaction in which the Investors and the ESOPs sell their shares in PWSH or otherwise waive their repurchase rights, or are unable to negotiate an extension or cancellation of these provisions, following those deadlines one or more of the respective purchasers may elect to require a repurchase. We would be required to use cash to effect these repurchases, which in turn would negatively impact our cash position and plans for growth. On October 15, 2025, the Company entered into the Purchase Agreement and related Support Agreements and Termination Release Agreements pursuant to which the Investors and ESOPs agreed to waive their repurchase rights in connection with the sale of shares of PWSH to a third-party buyer. Assuming all closing conditions are met in a timely manner (including approval by holders of 67% of the outstanding shares of our common stock), the Company expects the closing of the Sale to take place by December 31, 2025. There can be no assurance that the Sale will close on time or at all, and therefore whether the Investors and ESOPs will ultimately waive their repurchase rights.
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
Following the closing of the Sale, the Company will focus on its remaining business, including our TrueCut MotionTM platform.

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
Risks Related to the Sale
The pendency of the Sale, whether or not consummated, may adversely affect our business and the trading price of our common stock.
The pendency of the Sale, whether or not consummated, may adversely affect our business, our employees, our relationships with our customers or business partners, and the trading price of our common stock. In addition, pending the completion of the Sale, we may be unable to attract and retain key personnel, and the focus and attention of our management and employee resources may be diverted from operational matters.
Failure to complete the Sale could cause our stock price to decline.
The failure to complete the Sale may create doubt as to the value of our business and about our ability to effectively implement our current business strategies and/or a strategic transaction, which may result in a decline in the trading price of our common stock.
If we fail to complete the Sale, our business and financial performance may be adversely affected.
The completion of the Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Sale by our shareholders, which may not be satisfied in a timely manner or at all.
If the Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale. Our directors, executive officers, and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.
Furthermore, if the Sale is not completed, the announcement of the termination of the Purchase Agreement may adversely affect our relationships with our customers, business partners, and/or employees, which could have a material adverse impact on our ability to effectively operate our business. In addition, depending on the circumstances leading to termination of the Purchase Agreement, we may be required to pay a termination fee of $5,000,000, which could adversely affect our business, results of operations and the trading price of our common stock.

If the Sale is not approved by our shareholders or if we fail to complete the Sale, no other offer from a potential acquiror of PWSH may be available that our Board believes to be attractive.
If we fail to complete the Sale, the Board, in discharging its fiduciary obligations to our shareholders, may evaluate other strategic alternatives including, but not limited to, continuing to operate the business of PWSH for the foreseeable future or an alternative transaction relating to PWSH. An alternative transaction, if available, may yield lower value to the Company than the proposed Sale, otherwise be on less favorable terms and conditions than those included in the Purchase Agreement, or involve significant delay. If PWSH is not sold, there is no assurance that we will realize value at least equivalent to the proceeds of the Sale from the operation of the business of PWSH on a present value basis. Additionally, if the Sale is not completed, we and PWSH will continue to be subject to risks related to the PWSH operations in China. See “Risks Related to Our Operations in China”.
We will incur significant expenses in connection with the Sale, regardless of whether the Sale is completed and, in certain circumstances, will be required to pay a termination fee to the Buyer.
We expect to incur significant expenses related to the Sale. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees, employee compensation expenses, filing fees, and printing and mailing expenses. We will be obligated to pay many of these expenses regardless of whether the Sale is completed. In addition, if the Purchase Agreement is terminated in certain circumstances, we will be required to pay the Buyer a $5,000,000 termination fee. However, if the Purchase Agreement is terminated in certain other circumstances, we may be entitled to a $5,000,000 termination fee from the Buyer.
In the event the Sale is completed, our shareholders will not receive any of the proceeds of the Sale. Further, our management will have broad discretion over the use of the sale proceeds, and we may not achieve the positive financial results from such uses that we expect.
The proceeds from the sale of the shares of PWSH in the Sale will be paid directly to us and not to our shareholders. We do not intend to declare a special dividend to shareholders from all or a portion of the proceeds of the Sale, and we currently have no plans to dissolve the Company. Therefore, our shareholders will not receive any of the proceeds of the Sale. The Board plans to evaluate various alternatives regarding the use of proceeds from the Sale, including a focus on the expansion of our business in cinematic visualization solutions, including our flagship TrueCut Motion platform. There can be no assurance that any such uses will yield positive financial results for the Company.
We face additional risks associated with our operations in China, including the risk of changes in China’s political, economic or social conditions or changes in U.S.-China relations, as well as liquidity risks, any of which may have the effect of delaying or impeding the closing of the Sale.
The political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our ability to consummate the Sale in a timely manner or at all. For example, recent statements and actions by the United States regarding tariffs and the export of certain semiconductor technology, although not applicable to our technology or products, could result in responsive actions taken by China, such as its recent default ban on the export of defense-sector rare earth minerals and related technologies, that could adversely impact the timing or consummation of the Sale.
In addition, the Company faces certain liquidity risks from its operations in China. The proceeds from the Sale are subject to certain laws and regulations of the PRC that may make it difficult, if not impossible, for the Company to transfer such proceeds outside of China. For example, China’s government controls the convertibility of RMB into foreign currencies, which can cause difficulties converting cash held in RMB to other currencies. It is therefore possible that funds generated by the Sale will be not readily distributable to the Company. While the Company has been able to settle cash owed between PWSH and other entities within the Company to date, PRC laws and regulations could change so as to make it more difficult, if not impossible, to make such transfers in the future, including the proceeds of the Sale.
We will have fewer sources of revenue following the Sale, which may negatively impact the value of our common stock.
If the Sale is completed, our operations will be smaller. A failure by us to secure additional sources of revenue following the closing of the Sale could negatively impact the value of our common stock.

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
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. For example, as of September 30, 2025, pursuant to our 2024 ATM Program, we sold an aggregate of 347,559 shares of our common stock. In addition, on October 6, 2025 and March 24, 2025, we sold an aggregate of 666,667 and 164,176 shares of our common stock, respectively, in two registered direct offerings. The issuance and sale of additional shares of our common stock will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to an “at the market” equity offering program, a private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not Applicable

(b)     Not Applicable

(c)     Not Applicable

Item 3.         Defaults upon Senior Securities

(a)     Not Applicable

(b)     Not Applicable

Item 4.         Mine Safety Disclosures

Not Applicable

Item 5.         Other Information.
(a) Not Applicable

(b)     Not Applicable

(c)     None

Item 6.Exhibits.

3.1
Sixth Amended and Restated Articles of Incorporation of Pixelworks, Inc., as amended (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q filed on August 13, 2025).

3.2	Third Amended and Restated Bylaws of Pixelworks, Inc. (incorporated by reference to Exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on February 2, 2023).

10.1
Form of Common Stock Purchase Agreement, dated as of October 6, 2025, between Pixelworks, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

10.2
Form of Placement Agency Agreement, dated as of October 6, 2025, between Pixelworks, Inc. and Roth Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 6, 2025.

10.3***
Share Purchase Agreement, dated as of October 15, 2025, among Pixelworks, Inc., PWSH, Pixelworks LLC, each Selling Shareholder and Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2025).

10.4
Amendment Agreement to Exhibit 10.3, dated as of October 15, 2025, among Pixelworks, Inc., PWSH, Pixelworks LLC, and Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 16, 2025).

10.5
Form of Support Agreement, dated as of October 14, 2025, by and between Pixelworks LLC, and each of the Minority Shareholders, together with form of Termination and Release Agreement, dated as of October 14, 2025, by and among Pixelworks LLC, PWSH, and each of the Minority Shareholders, attached to the form of Support Agreement as Exhibit A (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 16, 2025).

10.6+
Transaction Bonus Agreement dated as of August 12, 2025 by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025).

10.7+
Transaction Bonus Agreement dated as of October 10, 2025 by and between Pixelworks, Inc. and Haley F. Aman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 16, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.
***	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy any of the omitted exhibits or schedules upon request by the SEC.
+	Indicates a management contract or compensation arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	November 12, 2025	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)