Form 10-K
period 2025-12-31
PIXELWORKS, INC
filed 2026-03-12
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates at June 30, 2025 was $35,595,778 based on the closing price of $6.99 per share of common stock on the Nasdaq Stock Market LLC on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of this calculation, executive officers and directors are considered affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Number of shares of common stock of the registrant outstanding as of March 6, 2026: 6,361,258
________________________________
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2025.

PIXELWORKS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7, contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve numerous risks, uncertainties and assumptions that are difficult to predict. These forward-looking statements include, but are not limited to, statements regarding: our ability to maintain compliance with the minimum listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”); the features, benefits and applications of our technologies and products; market trends and changes; the focus of our business on our Cinematic market and TrueCut Motion platform and related technologies; our strategy, including with respect to our intellectual property portfolio, research and development, sales and marketing and acquisition and other growth opportunities; amortization expectations; any future restructuring programs; the success of our products; customer concentration; current global economic challenges; interest rate risks; our competitive advantages in research and development; expectations as to revenue associated with sales into certain markets; future contractual obligations; competition; intellectual property; income tax valuation allowance; net operating loss utilization; accounting policies and use of estimates and potential impact of changes thereto; internal controls; the potential impact on our business of certain risks, including the risks of technological change, changes in the markets in which we operate, our indemnification obligations and litigation risks; and risks related to rapidly evolving artificial intelligence technologies. Factors which may cause actual results to vary materially from those contained in the forward-looking statements include, without limitation: unanticipated changes in the markets in which the Company operates; the effects of the current macroeconomic climate; our ability to deliver new products in a timely fashion; the growth of the markets we serve; litigation related to our intellectual property rights; failure to retain or attract qualified employees; the sufficiency of our intellectual property and patent portfolio; natural disasters, war or pandemics and limitations on net operating losses, as well as other risks identified in the risk factors contained in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K unless otherwise required by law. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires, in this Annual Report on Form 10-K, the terms "Pixelworks," the "Company," "we," "us" and "our" mean Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

PART I

Item 1.Business.
Overview
Pixelworks, Inc. (the “Company” or “Pixelworks”) provides industry-leading content creation, video delivery and display processing solutions, and technology that enable highly authentic viewing experiences with superior visual quality across all screens, from cinema to smartphone and beyond. Pixelworks has been delivering image processing innovations to leading providers of consumer electronics, professional displays, and video streaming services for more than 20 years.
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357 million, or approximately $51.0 million in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1.0 million in U.S. dollars. Additionally, approximately RMB 8.7 million, or approximately $1.2 million in U.S. dollars, is being held in an escrow account to be released upon the resolution of certain tax matters in China.
The foregoing references to certain provisions of the Purchase Agreement, the Support Agreements and the Release Agreement are not complete and are subject to and qualified in their entirety by reference to the Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2025 (the “October 15 8-K”), the Amendment Agreement filed as Exhibit 10.2 to the October 15 8-K, and the form of Support Agreement, together with the form of Termination and Release Agreement attached to the form of Support Agreement as Exhibit A, filed as Exhibit 10.3 to the October 15 8-K. The Company’s definitive proxy statement filed with the SEC on October 27, 2025, includes additional information under the heading “Principal Terms and Conditions of the Purchase Agreement”, which description is incorporated herein by reference.
As a result of the Sale, Pixelworks no longer operates a semiconductor business, which included the businesses that it previously described as “Mobile” (smartphone and tablet) and “Home & Enterprise” (projectors, personal video recorders, and over-the-air streaming devices). Following the Sale, the Company is focused on developing and licensing cinematic visualization solutions, including its flagship TrueCut MotionTM platform. For more information regarding the events leading up to the Sale, and about the Mobile and Home & Enterprise businesses, see Item 1 under the heading “Overview” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “2024 10-K”).
Pixelworks has one remaining subsidiary in China, Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd), which is a research and development center. Our executive officers and all of our directors are located in the United States. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois.
Following the Sale, we have an intellectual property portfolio of 56 patents issued and 6 patents pending related to the visual display of digital image data. We are focusing our research and development efforts on developing video algorithms that improve quality and enable the delivery of highly authentic viewing experiences with superior visual quality, across all screens – from cinema to smartphone and beyond. We seek to expand our technology portfolio through internal development and co-development with business partners, and we continually evaluate acquisition opportunities and other ways to leverage our technology into other high-value markets.

Key Markets
Prior to the Sale, the Company focused on its Mobile and Home & Enterprise markets. For more information about the Mobile and Home & Enterprise markets, see Item 1 under the heading “Key Markets” in the 2024 10-K. Following the Sale, the Company is focused on what it calls the Cinematic market.

Cinematic
Our Cinematic market category is composed of applications and services for content creation, remastering and video streaming, and display of cinematic video. Our Cinematic solutions expand the creative palette for filmmakers and ensure the correct presentation of creative intent across screens. In recent years, the trend towards brighter, high dynamic range ("HDR")-capable screens, larger screen sizes and higher resolutions has amplified artifacts such as judder and strobing and caused the filmed shutter speed to appear faster and more choppy than intended. Furthermore, the mismatch between the 24 frame per second rate that is the standard for cinema and the higher screen refresh rates used in some Premium Large Format theaters and on home entertainment screens creates additional artifacts that further degrade the viewing experience and are no longer faithful to creative intent.
Our TrueCut Motion platform is the industry’s first solution to give filmmakers the ability to cinematically fine-tune motion blur, judder, and frame-rate appearance and can be used as part of the creative process to empower filmmakers to shoot at any frame-rate and then deliver a cinematically tuned, broader set of motion and frame rate appearances. TrueCut Motion technology preserves artistic intent across all screens, from theaters to TVs to smartphones to augmented and virtual reality devices.
Core Products and Technology
Core Products
Prior to the Sale, the Company’s core products consisted of Semiconductor Hardware and Software products developed and sold by the Company. For more information about the Semiconductor Hardware and Software Products, see Item 1 under the heading “Core Products” in the 2024 10-K. Following the Sale, the Company is focused on our TrueCut Motion Platform and developing other cinematic visualization solutions.
TrueCut Motion Platform
Our TrueCut Motion content creation software tools provide filmmakers with the ability to customize a motion look on a shot-by-shot basis. We provide motion grading services that use these tools, which are also available for license. For content finishing, specific to certain displays, our TrueCut Motion product may be used to pre-process the content in order to ensure playback according to the original creative intent. For display makers and brands, we provide the certification services, support, and IP licensing necessary to play back TrueCut Motion content, and the right to use the TrueCut Motion brand.

Technology
Prior to the Sale, our core technology supported the Mobile and Home & Enterprise businesses. For a description of the technology supporting our products in the Mobile and Home & Enterprise businesses, see “Technology” in the 2024 10-K. Following the Sale, the Company is focused on the technology described below with respect to our Cinematic business.

Evolution of Display Technology and The Performance Gap
Display technologies continue to evolve to enable higher resolutions, faster response times and frame rates, higher contrast, increased brightness, and deeper and richer colors. Many smartphones, tablets and PC displays now can display video in High Dynamic Range (HDR) using the same DCI-P3 color gamut used in digital cinema theaters. Television manufacturers, including Samsung Electronics Co., Ltd. ("Samsung"), TCL Technology, Sony Group Corporation (“Sony”), and LG Electronics, Inc. (“LG”), bring to the living room high resolution HDR TVs that deliver high contrast and high brightness using organic light emitting diode (“OLED”) and local-dimming liquid crystal display (“LCD”) panels. Movie exhibitors are now offering a different sort of theatrical experience by providing Premium Format theaters such as IMAX, Dolby Cinema, AMC PRIME, Laser, and XL, Cinemark XD, Marcus Theaters UltraScreen DLX, and others. These enhanced theaters use much larger screens, superior 4K laser projection, and other technologies to provide brighter, bigger and more colorful displays than standard theaters. Finally, a new product category of virtual and augmented reality technology, such as Meta AI and Ray Ban glasses and Apple VisionPro headsets, enables a 3D visual experience that is more immersive to the user.

This evolution of display technology outpaces that of mainstream content formats, creating a quality gap that makes it difficult to provide a consistent experience across the varied platforms. For example, movies, TV shows, and other premium content are usually authored at 24 frames per second, or 24 Hz. At this frame rate, the brain can easily notice the transition from one frame to the next. As the brain and eyes track objects in motion, they have to jump in discrete steps due to the low frame rate. This stop-start motion is perceived by the brain as judder, jitter or strobing, reducing the visible clarity and fidelity of objects in motion and distracting from the main subject of the content. Additionally, when a motion sequence is played on a digital display device, the new updated frame is drawn over the top of the still visible previous frame. This “hold” effect is perceived by the brain as motion blur. There are other causes of motion blur as well. The materials used in constructing pixels on the display take a finite amount of time to transition from one state to another. If this time is too long, the image does not update swiftly and motion sequences seem to smear or blur.
These judder and motion blur artifacts are even more noticeable on bright, large screen, high contrast displays, and the displays themselves offer only mitigation that leads to other troublesome and distracting artifacts. Television manufacturers attempt to solve judder and blur by including frame-rate conversion in the TV hardware, but many reviewers complain about new artifacts that are created, such as halos, breakup in the image and the so-called “soap opera effect”. But without frame-rate conversion, the judder and blur are substantially worsened by HDR, 4K and other improvements in contrast, color and detail.
Pixelworks was a pioneer of frame rate conversion technology and, prior to the Sale, was well known as the picture-quality leader in display processors for mobile and 3LCD projection devices. In contrast, Pixelworks’s TrueCut technology, including its flagship TrueCut Motion platform, addresses the problem at the source, providing controls to the creator and technology and a format to distributors and exhibitors that ensures a consistent presentation of titles across all display devices that remains true to the creator’s intended look. Our TrueCut Motion platform provides creators, distributors, and display brands with a solution to mitigate judder and motion blur while staying true to creative intent, thereby providing the consumer with true cinematic content on whatever display they choose.

Our Technology: Bridging the Gap Between Device and Content While Preserving Creative Intent
Our TrueCut Motion platform was developed using advanced video algorithms, motion appearance training data, and other intellectual property to address the challenges posed by motion in digital video due to the quality gap. We believe our technologies can significantly improve video quality while retaining the creator’s intended visual presentation and will become increasingly important as the popularity of video content consumption continues to grow and expand to new and different devices with differing pixel densities, screen sizes and image quality.
Our TrueCut Motion platform leverages our proprietary MotionEngine® motion estimation/motion compensation (“MEMC”) algorithms that we developed over many years for our display processors. This technology significantly improves the handling of judder and motion blur. Unlike competitive solutions it also reduces halo effects that are a typical byproduct of MEMC technology in general. Halos are objectionable blurred regions that surround moving objects as the algorithms try to reconstruct missing image data caused by the concealing and revealing of objects as they pass over or behind one another. Removing halos dramatically improves image quality and is of particular importance on high-resolution and bright displays where artifacts become more visible.
The TrueCut Motion platform is an end-to-end solution that enables “motion grading” by the creator during the production and post-production process. Through motion grading, filmmakers determine the motion look and their creative intent at the source. This creative intent is preserved through a certified distribution and playback platform all the way to the final presentation to viewers in a theatrical or home entertainment setting, on consumer devices that are reviewed and certified by us. This approach provides a closer relationship between the filmmaker and the viewer than has been previously possible.

Customers, Sales and Marketing
IC Products
For a description of the IC Products sold by the Company prior to the Sale, see Item 1 under the heading “IC Products” in the 2024 10-K. Following the Sale, the Company no longer sells any IC Products.
TrueCut Motion Products
The TrueCut Motion platform includes a mix of services and licensing that is targeted at all levels of the creation, finishing, and distribution of theatrical or streaming digital video. For our TrueCut Motion content creation tools we seek to work directly with filmmakers, providing motion grading services, or the tools are also available for license. For content finishing, specific to certain displays, the TrueCut Motion tools pre-process the content in order to ensure playback according to the original creative intent. For display makers and brands, we provide the certification services, support, and IP licensing necessary to play back TrueCut Motion processed content, and the right to use the TrueCut Motion brand. We do not use distributors for our TrueCut products.
Seasonality
For a description of the seasonal nature of our Mobile and Home & Enterprise products prior to the Sale, see Item 1 under the heading “Seasonality” in the 2024 10-K. Sales in the Cinematic market were not material in 2025 or 2024.
Geographic Distribution of Sales
Prior to the Sale, substantially all of the Company’s sales were in the Mobile and Home & Enterprise market outside the U.S. Sales in the Cinematic market were not material in 2025 or 2024.
Financial information regarding our domestic and foreign operations is presented in "Note 14. Segment Information" in Part II, Item 8 of this Annual Report on Form 10-K.
Backlog
For information regarding the impact of backlog on the financials of the Company prior to the Sale, see Item 1 under the heading “Backlog” in the 2024 10-K. Sales in the Cinematic market do not have a backlog.

Competition
For information regarding competition in the Mobile and Home & Enterprise businesses applicable to the Company prior to the Sale, see Item 1 under the heading “Competition” in the 2024 10-K.
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
Research and Development
For information regarding the Company’s research and development prior to the Sale, see Item 1 under the heading “Research and Development” in the 2024 10-K.
Research and development efforts are focused on the development of our solutions for the Cinematic market. Our development efforts are focused on pursuing higher levels of video performance in order to provide our customers with solutions that enable them to better preserve creative intent while delivering content to a myriad of display devices, from the basic to the most cutting-edge.

Manufacturing
For information regarding manufacturing in our Mobile and Home & Enterprise products prior to the Sale, see Item 1 under the heading “Manufacturing” in the 2024 10-K. Because our TrueCut products are based on IP, software, and services, they do not require manufacturing.
Intellectual Property
For information regarding the Company’s intellectual property prior to the Sale, see Item 1 under the heading “Intellectual Property” in the 2024 10-K.
Following the Sale, we use a combination of nondisclosure agreements and patent, copyright, trademark and trade secret laws to protect the algorithms, design and architecture of our technology. Following the Sale, we hold 56 patents and have 6 patent applications pending. The patents we hold generally relate to improvements in the visual display of digital image data including, but not limited to, improvements in motion estimation/motion compensation, motion grading, image scaling, image correction, automatic image optimization and video signal processing for digital displays, and in large part, are implemented in our core technologies and products. Our U.S. and foreign patents are generally enforceable for 20 years from the date they were filed. Accordingly, our issued patents have from approximately 1 to 16 years remaining in their respective term, depending on their filing dates. We believe that the remaining term of our patents is adequate relative to the expected lives of our related products.
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
Employees
As of December 31, 2025, we had a total of 163 employees, the majority of which were full-time, compared to 196 employees as of December 31, 2024. Following the Sale and the restructuring related to the Sale, we will have a total of approximately 23 full-time employees.
Corporate Information
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon. Our stock is traded on the Nasdaq Capital Market under the symbol "PXLW".
Availability of Securities and Exchange Commission Filings
We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and any filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Our Internet address is www.pixelworks.com. The content on, or that can be accessed through, our website is not incorporated by reference into this filing. Our committee charters and codes of ethics are also available free of charge on our website.
The SEC maintains an Internet site at www.sec.gov that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and proxy and information statements.

Item 1A.Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2025, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.
Company Specific Risks
If we fail to meet the evolving needs of our markets, identify new products, services or technologies, or successfully compete in our target markets, our revenue and financial results will be adversely impacted.
Pixelworks designs, develops and markets cinematic visualization solutions, including our flagship TrueCut Motion platform. Our success depends to a significant extent on our ability to meet the evolving needs of the Cinematic market and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources.
We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers and partners. If we fail to anticipate the changing needs of our target markets and emerging technology trends or adapt that strategy as market conditions evolve to exploit potential market opportunities in a timely manner, our business will be harmed. In addition, if demand for products and solutions from these markets is below our expectations, if we fail to achieve consumer or market acceptance, or if we are not able to develop those products and solutions in a cost effective or efficient manner, we may not realize benefits from our strategy.
Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve and new competitors enter these markets. If we are unable to successfully compete in our target markets, demand for our products, solutions and technologies could decrease, which would negatively impact our revenue and financial results.
Our product strategy, which is targeted at markets demanding superior image quality, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
We have adopted a product strategy that focuses on our core competencies in visual display processing and delivering high levels of video and digital image quality that remains true to creative intent. With this strategy, we continue to make further investments in the development of our cinematic visualization tools and technology, including our TrueCut Motion platform. This strategy is designed to address the evolving needs of the production and delivery of high-quality digital video. These needs may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.
Additionally, the business strategy for our TrueCut Motion platform requires that we develop and maintain relationships with multiple levels throughout the distribution chain for digital media, from creators to distributors to exhibitors (including the producers of display devices). If we are unable to develop or maintain relationships with one or more of those customer bases, if the costs of any such relationships become prohibitively expensive, or if such relationships do not provide us with sufficient revenue, our strategy could fail to produce the level of revenue needed to sustain our business.
If we fail to retain or attract the specialized technical and management personnel required to successfully operate our business, it could harm our operations and may result in lost sales and diversion of management resources.
Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel, as well as our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources. Any transition in our senior management team may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could have a negative impact on our business or stock price.

We have significantly fewer financial resources than most of our competitors, which limits our ability to implement new products or enhancements to our current products, which in turn could adversely affect our future sales and financial condition.
Financial resource constraints could limit our ability to execute our product strategy, particularly if we are unable to generate sufficient cash from operations or obtain additional sources of financing. Such constraints may slow our development of new or enhanced products by limiting our research and development and engineering activities. Our cash balances, while enhanced by the Sale, may also be lower than those of our competitors, which may limit our ability to develop competitive new products on a timely basis or at all. If we are unable to successfully introduce new or enhanced products, our sales, operating results and financial condition will be adversely affected.
If we are not profitable in the future, we may be unable to continue our operations.
We have incurred operating losses each fiscal year since 2010 and have an accumulated deficit of $528 million as of December 31, 2025. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative products and maintain sufficient funds to finance our activities. We cannot assure our investors that we will ever achieve annual profitability, or that we will be able to maintain profitability if achieved. Although we have sufficient cash on hand to continue operating in the near term, if we are not profitable in the future, we may be unable to continue our operations.
The source of our revenue is concentrated in our TrueCut Motion platform, which depends on relationships with multiple levels of the distribution chain for theatrical and home entertainment.
Following the Sale, substantially all of our future revenue will be concentrated in our TrueCut Motion platform. Our business model depends on engagements with different levels of the distribution chain for theatrical and home entertainment. We derive revenue from fees for services to motion grade content (either by our employees or through a third-party partner) during the production and post-production process. A portion will come from licensing fees charged to distributors such as studios, exhibitors, or streaming services. And a portion will come from licensing fees and/or royalties charged to device manufacturers to certify devices and otherwise license them to display TrueCut Motion content. We may not be able to engage with one or more of these groups for a sufficient amount of revenue to support a profitable business, or at all. If we are unable to develop these engagements or to generate a sufficient level of revenue from our TrueCut Motion platform, we may be unable to achieve profitability in the future or continue our operations.
Our revenue and operating results can fluctuate from period to period, which could cause our share price to decline.
Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors that may contribute to these fluctuations include those described in this "Risk Factors" section of this report, such as the timing, changes in or cancellation of engagements by customers, market acceptance of our products, and the timing and extent of product development costs. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.
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
If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt or equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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
IP license agreements are complex and earning and recognizing revenue under these agreements depends upon many factors, including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and, once an agreement is in place, the timing of revenue recognition may depend on events such as customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology, and other factors, any or all of which may not be achieved. The accounting rules associated with recognizing revenue from these transactions are complex and subject to interpretation. Due to these factors, the amount of licensing revenue, if any, recognized in any period, and our results of operations, may differ significantly from our expectations.
Additionally, there is no assurance that we will be able to maintain a consistent level of licensing revenue, which could result in significant fluctuations in our results of operations from period to period.
Our net operating loss carryforwards may be limited or they may expire before utilization.
As of December 31, 2025, we had federal and state net operating loss carryforwards of approximately $157.9 million and $18.3 million, respectively, which will begin to expire in 2026. Approximately $44.6 million of our federal net operating losses have an indefinite life. As of December 31, 2025, we have available federal and state research and experimentation tax credit carryforwards of approximately $3.5 million and $5.4 million, respectively. The federal credits will begin expiring in 2026 while the state credits have an indefinite life. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an 'ownership change' to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.In the event of certain changes in our shareholder base, we may at some time in the future experience an 'ownership change' and the use of our federal net operating loss carryforwards may be limited. In addition, the limit on deductions for net operating loss carryforwards included in the Tax Cuts and Jobs Act to 80 percent of taxable income for losses arising in taxable years beginning after December 31, 2020, was continued in the One Big Beautiful Bill Act signed into law on July 4, 2025.
If we are unable to maintain effective disclosure controls and internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially and adversely affected.
If we are unable to maintain effective disclosure controls and internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. We have, in the past, and may, in the future, identify material weaknesses in our internal control over financial reporting. Additionally, if any new internal control procedures which may be adopted or our existing internal control procedures are deemed inadequate, or if we identify additional material weaknesses in our disclosure controls or internal control over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, or we may fail to realize the anticipated benefits of any such acquisition. The successful integration of any acquired business as well as the retention of personnel may require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with such acquisition; incurrence of acquisition-related costs; harm to our relationships with existing customers as a result of such acquisition; harm to our brand and reputation; the loss of key employees in the acquired businesses; use of resources that are needed in other parts of our business; and use of substantial portions of our available cash to consummate any such acquisition. Any failure to successfully integrate any entity we may acquire or any failure to achieve the anticipated benefits of any such acquisition could disrupt our business and seriously harm our financial condition.
Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.
We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations and Nasdaq rules. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from Nasdaq, or penalties imposed on us.
System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may be able to penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products that may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems.
Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers, or third parties could expose the parties affected to a risk of loss, or misuse of this information, resulting in litigation and potential liability, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.

We rely on certain critical information systems for the operation of our business, and the failure of any critical information system may result in serious harm to our business.
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

Company Risks Related to Our Markets
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
The markets in which we compete or seek to compete are subject to rapid technological change, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples include the increased adoption of artificial intelligence in visual processing systems, increased display resolution and size, faster screen refresh rates, video capability such as High Dynamic Range, the proliferation of new display devices and the drive to network display devices together. Our failure to predict market needs accurately or to timely develop new competitively priced products or product enhancements that incorporate new industry standards and technologies may harm market acceptance and sales of our products.
Additionally, software-based products and services such as our TrueCut Motion platform have a relatively lower barrier to entry than physically manufactured products. If we do not appropriately anticipate the emergence of new market entrants or respond quickly to increased competition for our services, the demand for our products and services could suddenly and/or rapidly decline.

Our limited ability to protect our IP and proprietary rights could harm our competitive position by allowing our competitors to access our proprietary technology and to introduce similar products.
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology, including our software code. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to help protect our proprietary technologies. Following the Sale, we held 56 patents and had 6 patent applications pending for protection of our significant technologies. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources than we do, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products, or they may develop similar technology independently or design around our patents. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries and, thus, make the possibility of piracy of our technology and products more likely in these countries.
We cannot assure you that the degree of protection offered by intellectual property laws will be sufficient. Furthermore, we cannot assure you that any patents will be issued as a result of any pending applications or that any claims allowed under issued patents will be sufficiently broad to protect our technology. We may incur significant costs to stop others from infringing our patents. In addition, it is possible that existing or future patents may be invalidated, diluted, circumvented, challenged or licensed to others.
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
IP claims could subject us to significant liability for damages and invalidate our proprietary rights. Responding to such claims, regardless of their merit, can be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. Any IP litigation or claims also could force us to do one or more of the following:
•stop selling products using technology that contains the allegedly infringing IP;
•attempt to obtain a license to the relevant IP, which may not be available on terms that are acceptable to us or at all;
•attempt to redesign those products that contain the allegedly infringing IP; or
•pay damages for past infringement claims that are determined to be valid or in order to settle such litigation or threatened litigation.
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
The daily trading volume of our common stock was historically relatively low, but has been sporadically higher in recent years, and more frequently higher since mid-2025, compared to historical levels. If trading volumes return to historically low levels, our shareholders may be unable to sell significant quantities of common stock in the public trading markets without a significant reduction in the price of our common shares. Additionally, market fluctuations, as well as general economic and political conditions, including recessions or interest rate changes, may negatively impact the market price of our common stock. Other factors that could negatively impact our stock price include:
•actual or anticipated fluctuations in our operating results;
•changes in or failure to meet expectations as to our future financial performance;
•changes in or failure to meet financial estimates of securities analysts;
•announcements by us or our competitors of technological innovations, contracts, standards, acquisitions or divestitures;
•the operating and stock price performance of other comparable companies;
•issuances or proposed issuances of equity, debt or other securities by us, or sales of securities by our security holders; and
•changes in market valuations of other technology companies.
Any inability or perceived inability of investors to realize a gain on an investment in our common stock could have an adverse effect on our business, financial condition and results of operations by potentially limiting our ability to retain our customers, to attract and retain qualified employees, and to raise capital. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.
The interests of our current or potential significant shareholders may conflict with other shareholders and they may attempt to effect changes or acquire control, which could adversely affect our results of operations and financial condition.
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
It is possible that we will need to seek additional capital from time to time in the future. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing shareholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. The issuance and sale of additional shares of our common stock will have a dilutive impact on our existing shareholders. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to an “at the market” equity offering program, a private placement or another offering could have the effect of depressing the market price of our common stock or increasing the volatility thereof.

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
Under the Nasdaq Listing Rules, we must maintain a minimum price of $1.00 per share for continued listing on the Nasdaq. Prior to the Company effecting a one-for-twelve reverse stock split of the Company’s common stock (the "Reverse Stock Split") on June 6, 2025, our common stock price was trading below the minimum bid price for continued listing on the Nasdaq. We effected the Reverse Stock Split in order to regain compliance with this requirement, and following the Reverse Stock Split our common stock has not traded below the minimum bid price for continued listing on the Nasdaq.
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
Our stock price is volatile and the market value of our listed securities and/or the market value of our publicly held securities remains susceptible to falling below $35.0 million and $1.0 million, respectively. Accordingly, we cannot assure you that we will continue to comply with the Nasdaq’s continued listing requirements. If our common stock is delisted, it would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, and fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations.
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
Our audit committee is responsible for the oversight of risks from cybersecurity threats and directly oversees our cybersecurity policies and practices, internal controls regarding information security, and compliance with legal and regulatory requirements regarding cybersecurity risks. The audit committee receives regular reports and updates on cybersecurity matters from management, including developments on existing and new cybersecurity risks and how management is addressing or mitigating such risks, cybersecurity and data privacy incidents (if any), the status of key information security initiatives, vulnerability assessments, as well as on existing and emerging threat landscapes. Additionally, on at least an annual basis, the audit committee reviews and discusses with management our policies and programs with respect to the audit committee’s oversight of cybersecurity threats, which assists the audit committee in overseeing our overall cybersecurity risk and compliance posture effectively. The audit committee regularly reports to the board of directors on these matters.
We have engaged with consultants with over 20 years of experience in managing and monitoring corporate cybersecurity programs. Those consultants, in coordination with management, including our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in accordance with our incident response and recovery plans. Threats and incidents that are identified as potentially significant are promptly reported to the audit committee.
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

Item 2.Properties.
We lease facilities around the world to house our engineering, sales, customer support, administrative and operations functions. We do not own any of our facilities. As of December 31, 2025, our major facilities related to continuing operations consisted of the following:

Location	Function(s)	Square Feet Utilized	Lease Expiration
China	Engineering; sales; customer support; administration	3,000	August 2026
California	Administration; engineering; sales	6,000	February 2028
Oregon	Administration	5,000	December 2026

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
As of March 6, 2026, there were 97 shareholders of record of our common stock and the last per share sales price of the common stock on that date was $6.07. The number of beneficial owners of our common stock is substantially greater than the number of shareholders of record because a significant portion of our outstanding common stock is held in broker "street name" for the benefit of individual investors.

Item 6.Reserved.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Pixelworks, Inc. (the “Company” or “Pixelworks”) provides industry-leading content creation, video delivery and display processing solutions, and technology that enables highly authentic viewing experiences with superior visual quality across all screens, from cinema to smartphone and beyond. Pixelworks has been delivering image processing innovations to leading providers of consumer electronics, professional displays, and video streaming services for more than 20 years.
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357 million, or approximately $51.0 million in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1.0 million in U.S. dollars. Additionally, approximately RMB 8.7 million, or approximately $1.2 million in U.S. dollars, is being held in an escrow account to be released upon the resolution of certain tax matters in China.
The foregoing references to certain provisions of the Purchase Agreement, the Support Agreements and the Release Agreement are not complete and are subject to and qualified in their entirety by reference to the Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025 (the “October 15 8-K”), the Amendment Agreement filed as Exhibit 10.2 to the October 15 8-K, and the form of Support Agreement, together with the form of Termination and Release Agreement attached to the form of Support Agreement as Exhibit A, filed as Exhibit 10.3 to the October 15 8-K. The Company’s definitive proxy statement filed with the SEC on October 27, 2025, includes additional information under the heading “Principal Terms and Conditions of the Purchase Agreement”, which description is incorporated herein by reference.
As a result of the Sale, Pixelworks no longer operates a semiconductor business, which included the businesses that it previously described as “Mobile” (smartphone and tablet) and “Home & Enterprise” (projectors, personal video recorders, and over-the-air streaming devices). Following the Sale, the Company is focused on developing and licensing cinematic visualization solutions, including its flagship TrueCut MotionTM platform. For more information regarding the events leading up to the Sale, and about the Mobile and Home & Enterprise business, see Item 1 under the heading “Overview” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “2024 10-K”).
Pixelworks has one remaining subsidiary in China, Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd), which is a research and development center for our TrueCut business. Our executive officers and all of our directors are located in the United States. Our auditor is Grant Thornton LLP, with headquarters in Chicago, Illinois.
Pixelworks was founded in 1997 and is incorporated under the laws of the state of Oregon.

Reverse Stock Split
On June 6, 2025, the Company effected a one-for-twelve reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every twelve shares of the Company's Common Stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The Reverse Stock Split did not decrease the number of authorized shares of common stock or otherwise affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would have otherwise been entitled to receive fractional shares were entitled to have their fractional shares rounded up to the next whole number share quantity. All shares of the Company’s common stock, per-share data and related information included in the accompanying consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
Results of Operations
For the year ended December 31, 2025 compared with year ended December 31, 2024. Except as noted otherwise, all results exclude discontinued operations.
Revenue, net
Net revenue was as follows (in thousands):

	Year ended December 31,		2025 v. 2024
	2025	2024	$ change	% change
Revenue, net	$693	$690	$3	—%
Revenue of $0.7 million recorded in 2025 was consistent with revenue of $0.7 million recorded in 2024. The majority of revenue in 2024 and 2025 related to the category of services.
Cost of revenue and gross profit
Cost of revenue and gross profit were as follows (in thousands):

	Year ended December 31,
	2025	% of revenue	2024	% of revenue
Total cost of revenue	$104	15.0%	$129	18.7%
Gross profit	$589	85.0%	$561	81.3%

Cost of revenue of $0.1 million and gross profit of $0.6 million recorded in 2025 was consistent with cost of revenue of $0.1 million and gross profit of $0.6 million recorded in 2024.
Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense was as follows (in thousands):

	Year ended December 31,		2025 v. 2024
	2025	2024	$ change	% change
Research and development	$3,695	$4,437	$(742)	(17)%
Research and development expense decreased $0.7 million, or 17%, from 2024 to 2025 due to the following factors:
•Stock based compensation expense decreased $0.2 million primarily due to the change in our stock price.
•A $0.5 million overall decrease across multiple expense categories, as we continued to implement cost control measures.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, allocations for facilities and information technology expenses, travel, outside services and other general expenses incurred in our sales, marketing, management, legal and other professional and administrative support functions.
Selling, general and administrative expense was as follows (in thousands):

	Year ended December 31,		2025 v. 2024
	2025	2024	$ change	% change
Selling, general and administrative	$8,450	$8,914	$(464)	(5)%
Selling, general and administrative expense decreased $0.5 million, or 5%, from 2024 to 2025 due to an overall decrease across multiple expense categories, as we continue to implement cost control measures.
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
Restructuring expense included in our consolidated statements of operations related to continuing operations was as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Employee severance and benefits	$—	$174
Total restructuring expense	$—	$174

Included in operating expenses	$—	$174
Restructuring expense included in our consolidated statements of operations related to discontinued operations was as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Employee severance and benefits	$1,109	$1,451
Lease termination costs	153	—
Total restructuring expense	$1,262	$1,451

Included in cost of revenue	$78	$16
Included in operating expenses	1,184	1,435

Other income, net
Other income, net, consisted of the following (in thousands):

	Year ended December 31,
	2025	2024
Interest income	$123	$354
Gain on sale of patents	3,000	—
Total other income, net	$3,123	$354
On October 22, 2025, the Company and an unrelated third party (the “Purchaser”) entered into an agreement under which the Company sold 37 patents and related rights and materials (the “Patents”) to the Purchaser for $3.0 million. The Company became the indirect owner of the Patents when it acquired ViXS Systems, Inc. in 2017, and became the sole owner of the Patents in 2021. The technologies underlying the Patents pertain to markets that the Company no longer pursues.
Provision (benefit) for income taxes
As discussed in Item 8, "Note 1: Basis of Presentation", as of December 31, 2025, the operations of PWSH and subsidiaries in Japan, Hong Kong, and Canada were classified as held-for-sale and the results reported within discontinued operations.
The expense (benefit) for income taxes related to continuing operations was as follows (in thousands):

	Year ended December 31,
	2025	2024
Provision (benefit) for income taxes	$(184)	$44

The income tax benefit of $0.2 million recorded for the year ended December 31, 2025 primarily relates to the reversal of unrecognized tax benefits due to the lapse of the statute of limitations. Also included is the tax expense related to our profitable cost-plus operations in China and Taiwan.
The income tax expense of $0.01 million recorded for the year ended December 31, 2024 is primarily composed of current and deferred tax expense related to our profitable cost-plus operations in China and Taiwan.
We continue to record a full valuation allowance against our U.S. federal and state net deferred tax assets at December 31, 2025 and 2024, as it is not more likely than not that we will realize a benefit from these assets in a future period. The net valuation allowance decreased by $1.2 million for the year ended December 31, 2025 and decreased by $0.6 for the year ended December 31, 2024.
As of December 31, 2025, we have federal and state net operating loss carryforwards of approximately $157.9 million, and $18.3 million, respectively, which will begin expiring in 2026. Approximately $44.6 million of our federal net operating losses carry forward indefinitely. As of December 31, 2025, we have available federal and state research and experimentation tax credit carryforwards of approximately $3.5 million, $5.4 million, respectively. The federal credits will begin expiring in 2026 while the state credits have an indefinite life. Our ability to utilize our federal net operating losses may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, which imposes an annual limit on the ability of a corporation that undergoes an 'ownership change' to use its net operating loss carryforwards to reduce its tax liability. An ownership change is generally defined as a greater than 50% point increase in equity ownership by 5% shareholders in any three-year period.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU No. 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted the ASU prospectively for the period ending December 31, 2025, and it affects only our disclosures and does not impact our results of operations or financial condition.

Net loss from discontinued operations

	Year ended December 31,		2025 v. 2024
	2025	2024	$ change	% change
Net loss from discontinued operations, net of income taxes	$(15,009)	$(16,883)	$1,874	(11)%
Net loss from discontinued operations decreased $1.8 million from 2024 to 2025. The decrease was primarily driven by a $8.6 million reduction in operating expenses, partially offset by a $6.5 million decrease in gross profit.
The decrease in operating expenses was primarily attributable to lower compensation expense, reflecting actions taken under our 2024 and 2025 restructuring plans, as well general decreases across multiple expense categories as we continued to implement cost control measures. These reductions reflect management’s efforts to streamline operations and reduce the cost structure of the discontinued business.
The decrease in gross profit was primarily driven by a $10.9 million decline in revenue from the sale of integrated circuits ("IC") products. The decrease in IC revenue from 2024 to 2025 was attributable to the following factors:
•Mobile market revenue decreased by $9.5 million, or 69%, primarily due to lower unit sales resulting from a delayed transition to the Company’s latest generation mobile products.
•Home & Enterprise market revenue decreased by $1.4 million, or 5%, reflecting lower demand in those end markets.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased $5.7 million from $5.5 million at December 31, 2024 to $11.2 million at December 31, 2025. The net increase was primarily the result of $7.9 million in net proceeds from our registered direct offerings, $3.0 million in net proceeds from the sale of patents and $3.0 million in net proceeds from our at the market equity offering, partially offset by $8.0 million used in operating activities, and $0.2 million used for purchases of property and equipment.
As of December 31, 2025, our cash and cash equivalents balance consisted of $1.9 million in cash and $9.3 million in cash equivalents held in U.S. dollar denominated money market funds. Our investment policy requires that our portfolio maintains a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSRO") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Capital resources
At the Market Offering
On November 14, 2024, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we may issue and sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $10.0 million, from time to time, through an “at the market” equity offering program under which Roth will act as sales agent (the "ATM Program"). Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through Nasdaq or on any other existing trading market for our common stock. We pay Roth a commission equal to two and a half percent (2.5%) of the gross sales proceeds of any common stock sold through Roth under the Sales Agreement. The Sales Agreement may be terminated by us upon prior notice to Roth or by Roth upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We are not obligated to sell any shares under the Sales Agreement.

During the year ended December 31, 2025, we sold an aggregate of 347,559 shares of our common stock under the ATM Program, resulting in aggregate net proceeds to us of approximately $3.0 million, and gross proceeds of approximately $3.1 million, and paid Roth commissions and fees and other expenses of approximately $0.1 million.
Effective March 11, 2026, the Company exercised its right to terminate the Sales Agreement and thus it is no longer in force.
Capital Increase Agreements
We entered into a Capital Increase Agreement pursuant to which PWSH, one of our Chinese subsidiaries, received net proceeds from the sale of its securities pursuant thereto in an amount of RMB 279.7 million ($42.3 million USD). Additional information is provided in "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", which is incorporated by reference into this section.
We entered into a Capital Increase Agreement pursuant to which PWSH, one of our Chinese subsidiaries, received net proceeds from the sale of its securities pursuant thereto in an amount of 99.0 million RMB ($14.6 million USD). Additional information is provided in "Note 16: Non-Controlling Interest", which is incorporated by reference into this section.
Pursuant to the Sale, following the closing on January 6, 2026, these Capital Increase Agreements have been terminated and the Company has no further obligations under their terms and conditions.
Equity Transfer Agreement
We entered into an Equity Transfer Agreement pursuant to which we received net proceeds of $10.7 million in exchange for a 2.73% equity interest in PWSH. Additional information is provided in "Note 16: Non-Controlling Interest", which is incorporated by reference into this section.
Pursuant to the Sale, following the closing on January 6, 2026, this Equity Transfer Agreement has been terminated and the Company has no further obligations under its terms and conditions.
Liquidity
As of December 31, 2025, our cash and cash equivalents balance of $11.2 million was highly liquid. Following the Sale, at the beginning of January 2026, before payment of certain transaction expenses and severances, our cash and cash equivalents balance was approximately $62 million. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in Part I, “Item 1A, Risk Factors.” If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2025, however as of December 31, 2025, both inventory and goodwill have been classified as held-for-sale assets:
Discontinued Operations. We evaluate whether a disposal group qualifies as a discontinued operation under ASC 205-20 based on management’s planned exit strategy, whether the disposal represents a strategic shift with a major effect on the Company’s operations and financial results, and whether the disposal is probable and expected to occur within the required timeframe. For qualifying disposals, we measure assets held for sale at the lower of carrying amount and fair value less costs to sell.
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
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04") which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. We performed a qualitative assessment during the fourth quarter of 2025 and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. As a result, we concluded that a quantitative impairment test was not required and that goodwill was not impaired.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 8.Financial Statements and Supplementary Data.
The following financial statements and reports are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pixelworks, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pixelworks, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Discontinued Operations - Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”)
As described further in Note 1 Basis of Presentation and Note 3 Discontinued Operations, to the consolidated financial statements, on December 20, 2025, the Company’s board of directors adopted resolutions by unanimous written consent directing management to take all necessary steps to complete the sale of PWSH, at which time all of the held for sale criteria for the businesses operated by PWSH were met. Management determined that the related net assets should be presented as held-for-sale as of December 31, 2025 and 2024. As the disposal represents a strategic shift that will have a major effect on the Company’s operation and financial results, management also determined that the results of operations of PWSH should be presented as discontinued operations for all periods presented.

We identified the nature of audit procedures related to the discontinued operations of PWSH as a critical audit matter.
The principal consideration for our determination that nature of audit procedures related to the discontinued operations of PWSH is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to management’s assessment, classification, and disclosure of the discontinued operations.
Our audit procedures related to the discontinued operations included the following, among others:
•evaluating management’s assessment that the PWSH sale was a discontinued operation;
•testing the classification of amounts included in discontinued operations, including agreeing such amounts to the Company’s historical accounting records; and
•evaluating the sufficiency of the disclosures in the consolidated financial statements.

/s/ GRANT THORNTON LLP (signed manually) or

We have served as the Company's auditor since 2023.

San Francisco, California
March 12, 2026

PIXELWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,243	$5,482
Prepaid expenses and other current assets	568	600
Current assets held for sale	38,422	28,770
Total current assets	50,233	34,852
Property and equipment, net	205	348
Operating lease right-of-use assets	704	1,254
Other assets, net	121	176
Long-term assets held for sale	—	27,469
Total assets	$51,263	$64,099
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$260
Accrued liabilities and current portion of long-term liabilities	1,972	2,009
Current portion of income taxes payable	43	40
Current liabilities held for sale	18,005	6,037
Total current liabilities	20,020	8,346
Long-term liabilities, net of current portion	—	40
Operating lease liabilities, net of current portion	298	780
Income taxes payable, net of current portion	508	732
Deferred tax liability	31	27
Long-term liabilities held for sale	—	14,296
Total liabilities	20,857	24,221
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	28,600	27,396
Shareholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 6,336,957 and 4,977,228 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	504,405	490,619
Accumulated other comprehensive income	2,882	4,693
Accumulated deficit	(528,379)	(505,880)
Total Pixelworks, Inc. shareholders’ deficit	(21,092)	(10,568)
Non-controlling interest	22,898	23,050
Total shareholders' equity	1,806	12,482
Total liabilities, redeemable non-controlling interest and shareholders' equity	$51,263	$64,099
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue, net	$693	$690
Cost of revenue	104	129
Gross profit	589	561
Operating expenses:
Research and development (1)	3,695	4,437
Selling, general and administrative (2)	8,450	8,914
Restructuring	—	174
Total operating expenses	12,145	13,525
Loss from operations	(11,556)	(12,964)
Interest income and other, net	123	354
Gain on sale of patents	3,000	—
Total other income, net	3,123	354
Loss before income taxes	(8,433)	(12,610)
Provision (benefit) for income taxes	(184)	44
Net loss from continuing operations	(8,249)	(12,654)
Net loss from discontinued operations, net of income taxes	(15,009)	(16,883)
Net loss	(23,258)	(29,537)
Less: Net loss attributable to non-controlling interest and redeemable non-controlling interest	759	818
Net loss attributable to Pixelworks, Inc	$(22,499)	$(28,719)

Net loss from continuing operations per share - basic and diluted	$(1.50)	$(2.60)
Net loss from discontinued operations per share - basic and diluted	(2.72)	(3.47)
Net loss attributable to shareholders of Pixelworks Inc.	$(4.08)	$(5.90)

Weighted average shares outstanding - basic and diluted	5,512	4,866

(1) Includes stock-based compensation	$421	$585
(2) Includes:
Stock-based compensation	1,288	1,222
Closing costs associated with sale of PWSH	1,012	—
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(23,258)	$(29,537)
Other comprehensive loss:
Foreign currency translation adjustment	(1,811)	1,207
Foreign pension adjustment	—	135
Tax effect of foreign pension adjustment	—	(27)
Comprehensive loss	(25,069)	(28,222)
Less: comprehensive loss attributable to non-controlling interest and redeemable non-controlling interests	759	818
Total comprehensive loss attributable to Pixelworks, Inc.	$(24,310)	$(27,404)
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,258)	$(29,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patents	(3,000)	—
Stock-based compensation	2,904	3,958
Depreciation and amortization	2,596	3,779
Reversal of uncertain tax positions	(261)	(81)
Deferred income tax expense (benefit)	(38)	101
Loss on asset disposal	36	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,323	4,271
Inventories	726	(242)
Prepaid expenses and other current and long-term assets, net	2,486	4,810
Accounts payable	(680)	(1,016)
Accrued current and long-term liabilities	(3,434)	(6,081)
Income taxes payable	(6)	231
Net cash used in operating activities	(20,606)	(19,807)
Cash flows from investing activities:
Proceeds from sale of patents	3,000	—
Asset related government subsidies received	754	641
Purchases of property and equipment	(448)	(3,760)
Net cash provided by (used in) investing activities	3,306	(3,119)
Cash flows from financing activities:
Net proceeds from registered direct offering	7,882	—
Net proceeds from "at the market" equity offering	2,952	157
Proceeds from line of credit	2,145	—
Payments on asset financings	(1,307)	(1,308)
Proceeds from issuances of common stock under employee equity incentive plans	48	180
Net cash provided by (used in) financing activities	11,720	(971)
Net decrease in cash and cash equivalents	(5,580)	(23,897)
Cash and cash equivalents, beginning of period	23,647	47,544
Cash and cash equivalents, end of period	$18,067	$23,647

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds received	$552	$227
Cash paid during the year for interest	127	97
Non-cash investing and financing activities:
Purchases of property and equipment and other assets under extended payment terms	$6	$517
See accompanying notes to consolidated financial statements.

(a) The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statement of Cash Flows include results of continuing and discontinued operations.

PIXELWORKS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2023	4,760,557	$486,324	$3,378	$(477,161)	$24,257	$36,798
Stock issued under employee equity incentive plans	186,815	180	—	—	—	180
Stock-based compensation expense	—	3,958	—	—	—	3,958
Foreign currency translation adjustment	—	—	1,207	—	(389)	818
"At the market" equity offering	29,856	157	—	—	—	157
Net loss attributable to non-controlling interest	—	—	—	—	(818)	(818)
Net loss attributable to Pixelworks, Inc.	—	—	—	(28,719)	—	(28,719)
Foreign pension adjustment, net of tax of $27	—	—	108	—	—	108
Balance as of December 31, 2024	4,977,228	$490,619	$4,693	$(505,880)	$23,050	$12,482
Stock issued under employee equity incentive plans	181,170	48				48
Stock-based compensation expense	—	2,904	—	—	—	2,904
Foreign currency translation adjustment	—	—	(1,811)	—	607	(1,204)
Registered direct offering	830,843	7,882	—	—	—	7,882
"At the market" equity offering	347,559	2,952	—	—	—	2,952
Net loss attributable to non-controlling interest	—	—	—	—	(759)	(759)
Net loss attributable to Pixelworks, Inc.	—	—	—	(22,499)	—	(22,499)
Fractional share adjustment due to reverse stock split	157	—	—	—	—	—
Balance as of December 31, 2025	6,336,957	$504,405	$2,882	$(528,379)	$22,898	$1,806
See accompanying notes to consolidated financial statements.

PIXELWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

NOTE 1.        BASIS OF PRESENTATION
Nature of Business
Pixelworks, Inc. (the “Company” or “Pixelworks”) provides industry-leading content creation, video delivery and display processing solutions, and technology that enables highly authentic viewing experiences with superior visual quality across all screens, from cinema to smartphone and beyond. Pixelworks has been delivering image processing innovations to leading providers of consumer electronics, professional displays, and video streaming services for more than 20 years.
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357 million, or approximately $51.0 million in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1.0 million in U.S. dollars. Additionally, approximately RMB 8.7 million, or approximately $1.2 million in U.S. dollars, is being held in an escrow account to be released upon the resolution of certain tax matters in China.
The foregoing references to certain provisions of the Purchase Agreement, the Support Agreements and the Release Agreement are not complete and are subject to and qualified in their entirety by reference to the Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025 (the “October 15 8-K”), the Amendment Agreement filed as Exhibit 10.2 to the October 15 8-K, and the form of Support Agreement, together with the form of Termination and Release Agreement attached to the form of Support Agreement as Exhibit A, filed as Exhibit 10.3 to the October 15 8-K. The Company’s definitive proxy statement filed with the SEC on October 27, 2025, includes additional information under the heading “Principal Terms and Conditions of the Purchase Agreement”, which description is incorporated herein by reference.
As a result of the Sale, Pixelworks no longer operates a semiconductor business, including the businesses that it previously described as “Mobile” (smartphone and tablet) and “Home & Enterprise” (projectors, personal video recorders, and over-the-air streaming devices). Following the Sale, the Company is focused on developing and licensing cinematic visualization solutions, including its flagship TrueCut MotionTM platform.
Pixelworks has one remaining subsidiary in China, Frame Shadow Technology (Shanghai) Co., Ltd. (formerly called Mucheng Huai Management Consulting (Shanghai) Co., Ltd), which is a research and development center. Our executive officers and all of our directors are located in the United States.
Our consolidated financial statements include the accounts of Pixelworks and its subsidiaries. Intercompany accounts and transactions have been eliminated. Our foreign subsidiary uses the U.S. dollar as the functional currency.

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
Reverse Stock Split
On June 6, 2025, the Company effected a one-for-twelve reverse stock split of the Company’s common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every twelve shares of the Company's Common Stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The Reverse Stock Split did not decrease the number of authorized shares of common stock or otherwise affect the par value of the common stock. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would have otherwise been entitled to receive fractional shares were entitled to have their fractional shares rounded up to the next whole number share quantity. All shares of the Company’s common stock, per-share data and related information included in the accompanying consolidated financial statements and the accompanying notes have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.
Discontinued Operations
On December 20, 2025, our board of directors adopted resolutions by unanimous written consent directing the Company’s management to take all necessary steps to complete the sale of PWSH, at which time all of the held-for-sale criteria of the businesses operated by PWSH (the Mobile and the Home & Enterprise businesses) were met. The results of operations of the PWSH businesses have been presented as discontinued operations, as the planned sale represents a strategic shift that will have a major effect on our operations and financial results. Throughout this report, the consolidated statement of operations for all periods presented has been adjusted to reflect the presentation of the PWSH businesses as discontinued operations, which we discuss further in "Note 3: Discontinued Operations". The Notes below relate only to our continuing operations unless otherwise noted.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We classify all cash and highly liquid investments with original maturities of three months or less at the date of purchase as cash and cash equivalents. Cash equivalents attributable to continuing operations totaled $9,276 and $2,054 as of December 31, 2025 and 2024, respectively and consisted of U.S. denominated money market funds.
Accounts Receivable, Net
Accounts receivable are recorded at invoiced amount and do not bear interest when recorded or accrue interest when past due. Accounts receivable are reduced by an allowance for credit losses, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience and current economic conditions, among other factors. Allowances for credit losses were not material as of December 31, 2025 or December 31, 2024.
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
Useful Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining useful life and recoverability of equipment and other assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If there is an indicator of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of each asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have concluded that the carrying value of our long-lived assets is recoverable as of December 31, 2025.

Goodwill
Goodwill is not amortized, rather it is tested, at least annually, for impairment at a reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount by which the carrying amount of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If the fair value of a reporting unit exceeds the carrying amount, goodwill of the reporting unit is not considered impaired.
We evaluate impairment using the guidance set forth in FASB Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which states that an entity may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test. Our Goodwill balance is classified under held for sale assets as of December 31, 2025.
Stock-Based Compensation
We currently sponsor a stock incentive plan that allows for issuance of employee stock options and restricted stock awards, including restricted stock units. We also have an employee stock purchase plan for all eligible employees. The fair value of share-based payment awards is expensed using the graded vesting method over the requisite service period, which is generally the vesting period, for each separately vesting tranche of the entire award. Additionally, any modification of an award that increases its fair value will require us to recognize additional expense.
The fair value of our stock option grants and purchase rights under our employee stock purchase plan are estimated as of the grant date using the Black-Scholes option pricing model, which is affected by our estimates of the risk free interest rate, our expected dividend yield, expected term and the expected share price volatility of our common shares over the expected term. The fair value of our restricted stock awards is based on the market value of our stock on the date of grant.
Research and Development
Costs associated with research and development activities are expensed as incurred, except for items with alternate future uses, which are capitalized and depreciated over their estimated useful lives.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Improvements To Income Tax Disclosures ("ASU 2023-09"), which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU No. 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted the ASU prospectively for the period ended December 31, 2025 it affects only our disclosures and does not impact our results of operations or financial condition.
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

NOTE 3.        DISCONTINUED OPERATIONS

As disclosed in "Note 1: Basis of Presentation", we completed the disposition of PWSH on January 6, 2026 and determined that the related net assets should be presented as held-for-sale as of the December 31, 2025 consolidated balance sheet and that the results of operations of PWSH should be presented as discontinued operations for all periods presented, as the disposal completed shortly after December 31, 2025, represents a strategic shift that will have a major effect on our operations and financial results. The measurement of assets held for sale to fair value less costs to sell resulted in a gain which will not be recognized until realized on the date of sale.

Summarized results from discontinued operations were as follows:

	Year Ended December 31,
	2025	2024
Revenue, net	$31,587	$42,516
Cost of revenue:	16,370	20,792
Gross profit	15,217	21,724
Operating expenses	31,537	40,117
Government subsidies received	1,563	1,100
Interest income and other, net	175	844
Loss before income taxes	(14,582)	(16,449)
Provision for income taxes	427	434
Net loss from discontinued operations	(15,009)	(16,883)
Net loss attributable to non-controlling interests and redeemable non-controlling interest	759	818
Net loss from discontinued operations attributable to Pixelworks, Inc.	$(14,250)	$(16,065)

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations:

	Year Ended December 31,
	2025	2024
Assets:
Cash and cash equivalents	$6,824	$18,165
Accounts receivable, net	4,481	5,804
Inventories	3,484	4,210
Prepaid expenses and other current assets	1,136	591
Property and equipment, net	3,530	—
Operating lease right-of-use assets	375	—
Other assets, net	185	—
Goodwill	18,407	—
Total current assets	38,422	28,770
Property and equipment, net	—	6,152
Operating lease right-of-use assets	—	2,114
Other assets, net	—	796
Goodwill	—	18,407
Total long-term assets	—	27,469
Total assets	$38,422	$56,239

	Year Ended December 31,
	2025	2024
Liabilities:
Accounts payable	$720	$1,140
Accrued liabilities and current portion of long-term liabilities	1,941	4,572
Short-term line of credit	2,145	—
Deposit liability	12,672	—
Current portion of income taxes payable	429	325
Operating lease liabilities, net of current portion	98	—
Total current liabilities	18,005	6,037
Long-term liabilities, net of current portion	—	335
Deposit liability	—	13,109
Operating lease liabilities, net of current portion	—	670
Income taxes payable, net of current portion	—	182
Total long-term liabilities	—	14,296
Total Liabilities	$18,005	$20,333

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	December 31,
	2025	2024
Depreciation and amortization	$2,215	$3,114
Stock-based compensation	1,194	2,151
Deferred income tax expense (benefit)	(8)	21
Purchases of property and equipment	(248)	(3,496)
Asset related government subsidies received	(754)	(641)
Government Subsidies
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
PWSH received approximately $2,317 and $1,754 in the years ended December 31, 2025 and December 31, 2024, respectively, in cash subsidies from the Shanghai government to compensate the purchase of certain IPs, Electronic Design Automation (“EDA”) tools, as well as the incurred expenses in R&D and sales in accordance with the local government’s policy to support strategic emerging industry. Under the terms and conditions of the funding policies, PWSH commits to operate the business in Zhangjiang Science City in Shanghai, and the place of registration and tax registration will not be moved out of Zhangjiang Science City within ten years from the date of signing the commitment letter. Additionally, PWSH promises that the independent intellectual property rights shall belong to PWSH which is operated in Zhangjiang Science City, and sales settlements are in Zhangjiang Science City.

The Company deferred $624 of subsidies as a reduction to related fixed assets’ cost basis, which reduces future depreciation and amortization. $130 of subsidies was recognized as a reduction to depreciation and amortization expense. The remaining cash subsidies of approximately $1,563 was recognized as net loss from discontinued operations, net of income taxes in the consolidated statements of operations for the year ended December 31, 2025.
The Company deferred $437 of subsidies as a reduction to related fixed assets’ cost basis, which reduces future depreciation and amortization. $217 of subsidies was recognized as a reduction to depreciation and amortization expense. The remaining cash subsidies of approximately $1,100 was recognized as net loss from discontinued operations, net of income taxes in the consolidated statements of operations for the year ended December 31, 2024.
Entry Into Loan Agreements
On August 25, 2025, PWSH entered into an Industrial and Commercial Bank of China Business Quick Loan Borrowing Contract with Industrial and Commercial Bank of China Limited, pursuant to which PWSH may borrow up to RMB 10,000 (approximately $1,406 as of December 31, 2025). As of December 31, 2025, PWSH borrowed RMB 10,000 under the Loan Agreement, which has a maturity date of August 25, 2026.
On November 28, 2025, PWSH entered into a China Merchants Bank Business Quick Loan Borrowing Contract with China Merchants Bank Business, pursuant to which PWSH may borrow up to RMB 5,000 (approximately $739 as of December 31, 2025). As of December 31, 2025, PWSH borrowed RMB 5,000 under the Loan Agreement, which has a maturity date of May 28, 2026.

NOTE 4.        BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of current prepaid expenses, deposits, income taxes receivable and other receivables.
Property and Equipment, Net
Property and equipment consists of the following:

	December 31,
	2025	2024
Equipment, furniture and fixtures	$3,642	$3,521
Software	1,959	1,920
Leasehold improvements	634	635
	6,235	6,076
Accumulated depreciation and amortization	(6,030)	(5,728)
Property and equipment, net	$205	$348

Software amortization was $46 and $189 for the years ended December 31, 2025 and 2024, respectively. Depreciation and amortization expense for equipment, furniture, fixtures and leasehold improvements was $295 and $436 for the years ended December 31, 2025 and 2024, respectively.
Other Assets, Net
Other assets consist primarily of deposits, deferred tax assets and licensed technology. Amortization of licensed technology was $40 and $40 for the years ended December 31, 2025 and 2024, respectively.

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. in 2017, whereby we recorded goodwill of $18,407, which is classified as held for sale as of December 31, 2025. See Note 2: "Summary of Significant Accounting Policies" for information on our assessment of goodwill impairment.
Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	December 31,
	2025	2024
Accrued payroll and related liabilities	$608	$912
Operating lease liability, current	441	483
Other accrued expenses	923	614
Accrued liabilities and current portion of long-term liabilities	$1,972	$2,009

NOTE 5.     FAIR VALUE MEASUREMENTS
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2025 and 2024:

	Level 1	Level 2	Level 3	Total
As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	9,276	—	—	9,276

As of December 31, 2024:
Assets:
Cash equivalents:
Money market funds	2,054	—	—	2,054
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

NOTE 6.    RESTRUCTURING
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
Total restructuring expense included in our consolidated statements of operations related to continuing operations for the years ended December 31, 2025 and 2024 is comprised of the following:

	Year ended December 31,
	2025	2024
Employee severance and benefits	$—	$174
Total restructuring expense	$—	$174

Included in operating expenses	$—	$174
Total restructuring expense included in our consolidated statements of operations related to discontinued operations for the years ended December 31, 2025 and 2024 is comprised of the following:

	Year ended December 31,
	2025	2024
Employee severance and benefits	$1,109	$1,451
Lease termination costs	153	—
Total restructuring expense	$1,262	$1,451

Included in cost of revenue	$78	$16
Included in operating expenses	1,184	1,435
The following is a rollforward of the accrued liabilities related to restructuring for the year ended December 31, 2025:

	Balance as of December 31, 2024	Expensed	Payments	Balance as of December 31, 2025
Employee severance and benefits	$191	$1,262	$(1,453)	$—
Total accrued costs related to restructuring	$191	$1,262	$(1,453)	$—

NOTE 7.     LEASES
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

We have operating leases primarily for office buildings and spaces. Our leases have remaining lease terms of 1 year to 3 years. Supplemental information, for continuing operations and discontinued operations, related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$2,137	$2,747
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,042	2,702
Leased assets obtained in exchange for new operating lease liabilities	201	1,111
Weighted average remaining lease term (in years)	1.56	1.90
Weighted average discount rate	8.45%	7.55%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

Operating Lease Payments
Years ending December 31:
2026	$734
2027	342
2028	75
Total operating lease payments	1,151
Less imputed interest	(83)
Total operating lease liabilities	$1,068

As of December 31, 2025, we had no operating lease liabilities that had not commenced.

NOTE 8.     REVENUE
Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:

Services - We enter into contracts for professional services to use our technology to produce TrueCut Motion versions of cinematic titles. We identify each performance obligation at contract inception. The professional services contract generally includes project deliverables specified by the customer and the performance obligations are generally combined into one deliverable, with the pricing for services stated at a fixed amount. Services provided under these agreements generally result in the transfer of control over time therefore, we recognize revenue based on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation.
License Revenue - We enter into license agreements related to the distribution and display of TrueCut Motion content, and on occasion related to the use of our TrueCut Motion software by a customer or a third party. Licensing agreements that we enter into generally provide licensees the right to incorporate our intellectual property (“IP”) components in their products with terms and conditions that vary by licensee. Fees under these agreements generally include license fees or royalty fees relating to our IP and support service fees. We evaluate each performance obligation, which generally results in the transfer of control at a point in time for the license fee and over time for support services. Royalties are recognized as revenue is earned, generally when the customer sells its products that incorporate our IP.
The majority of revenue in 2024 and 2025 related to the category of services.
For segment information, including revenue by geographic region, see "Note 14. Segment Information".
Contract Balances
Our contract balances include accounts receivable and deferred revenue.
Payment terms and conditions for goods and services provided vary by contract; however, payment is generally required within 30 to 60 days of invoicing.
We have not identified any material costs incurred associated with obtaining a contract with a customer which would meet the criteria to be capitalized therefore, these costs are expensed as incurred.
The Company has elected the practical expedient of not accounting for significant financing components if the period between revenue recognition and when the customer pays for the product or service is one year or less. The aggregate amount of the transaction price allocated to unsatisfied performance obligations with an original expected duration of greater than one year is zero.
Contract assets and contract liabilities recorded on the consolidated balance sheets related to continuing operations were immaterial as of December 31, 2025, 2024 and 2023.

NOTE 9.     OTHER INCOME, NET
Interest income and other, net consists of the following:

	Year Ended December 31,
	2025	2024
Interest income	$123	$354
Gain on sale of patents	3,000	—
Total other income, net	$3,123	$354

On October 22, 2025, the Company and an unrelated third party (the “Purchaser”) entered into an agreement under which the Company sold 37 patents and related rights and materials (the “Patents”) to the Purchaser for $3,000. The Company became the indirect owner of the Patents when it acquired ViXS Systems, Inc. in 2017, and became the sole owner of the Patents in 2021. The technologies underlying the Patents pertain to markets that the Company no longer pursues.

NOTE 10.        INCOME TAXES
Current and Deferred Income Tax Expense
Domestic and foreign pre-tax loss from continuing operations is as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(8,128)	$(13,772)
Foreign	(305)	1,162
Domestic and foreign pre-tax loss	$(8,433)	$(12,610)

Income Tax Provision
As of December 31, 2025, the operations of PWSH and subsidiaries in Japan, Hong Kong, and Canada were classified as held-for-sale and the results were reported within discontinued operations.
Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended December 31,
	2025	2024
Current:
State	$3	$5
Foreign	(187)	24
Total current	(184)	29
Deferred:
Foreign	—	15
Total deferred	—	15
Provision for income taxes, net:
State	3	5
Foreign	(187)	39
Provision for income taxes, net:	$(184)	$44

Income tax expense allocated to discontinued operations was $427 and $434 for the periods ended December 31, 2025 and December 31, 2024, respectively.

The reconciliation from the U.S. federal statutory income tax rate to our effective income tax rate, applying ASU 2023-09 prospectively, is as follows:

	Year Ended December 31, 2025
	Amount	Rate
U.S. statutory federal tax rate	$(1,771)	21.0%
State taxes and credits, net of federal benefit	3	0.0
Foreign tax effects	127	(1.5)
Tax credits
Research tax credits	(71)	0.8
Changes in valuation allowance	1,305	(15.5)
Nontaxable or nondeductible items
Equity compensation	435	(5.2)
Other	2	0.0
Changes in unrecognized tax benefits	(221)	2.7
Other adjustments	7	(0.1)
Total	$(184)	2.2%

The reconciliation from the U.S. federal statutory income tax rate to our effective income tax rate, applying ASC 740, prior to the adoption of ASU 2023-09, is as follows:

	Year Ended December 31, 2024
	Amount	Rate
Federal statutory rate	$(2,648)	21.0%
Impact of foreign earnings	(20)	0.2
Change in valuation allowance	330	(2.6)
Expiration of tax attributes	1,962	(15.6)
Research and development credits and deductions	(178)	1.4
Stock-based compensation	276	(2.2)
Other	322	(2.6)
Effective income tax rate	$44	(0.4)%
The effective tax rate for continuing operations for the year ended December 31, 2025 was 2.2%. The effective tax rate differs from the statutory rate of 21% primarily due to the valuation allowance against the Company's U.S. federal and state deferred tax assets. State income tax expense is made up of state minimum taxes, the majority of which relates to the state of California. The tax effects of discontinued operations are excluded from the rate reconciliations above and are presented separately within discontinued operations.
Income Tax Paid
Cash paid for income taxes (net of refunds) consisted of the following:

Year Ended December 31, 2025
State
California	$6
Other	1
Foreign
China	5
Taiwan	28
Total income taxes paid	$40

Deferred Tax Assets, Liabilities and Valuation Allowance
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Research and experimentation credit and deduction carryforwards	$9,376	$10,532
Net operating loss carryforwards	34,206	33,648
Depreciation and amortization	199	494
Reserves and accrued expenses	243	67
Deferred stock-based compensation	318	631
Foreign tax credit carryforwards	53	82
Other	187	256
Total gross deferred tax assets	44,582	45,710
Deferred tax liabilities:
Other	(231)	(303)
Total gross deferred tax liabilities	(231)	(303)
Less valuation allowance	(44,382)	(45,434)
Net deferred tax liabilities	$(31)	$(27)

As a result of meeting the discontinued operations criteria for PWSH, net deferred tax assets of $46 associated with PWSH were classified as a part of assets held-for-sale as of December 31, 2025.
We continue to record a full valuation allowance against our U.S. federal and state net deferred tax assets as of December 31, 2025 and 2024, as it is not more likely than not that we will realize a benefit from these assets in a future period. We have not provided a valuation allowance against our other net deferred tax assets as we have concluded it is more likely than not that we will realize a benefit from these assets in a future period because our subsidiaries in these jurisdictions are cost-plus taxpayers. The net valuation allowance decreased $(1,052) for the year ended December 31, 2025 and decreased $(585) for the year ended December 31, 2024.
As of December 31, 2025, we had federal and state net operating loss carryforwards of $157,902 and $18,298 respectively, which will begin to expire in 2026 with $44,637 of our federal net operating loss carryforward lasting indefinitely. As of December 31, 2025, we had available federal and state research and experimentation tax credit carryforwards of $3,478 and $5,392, respectively. The federal tax credits will begin expiring in 2026 while the state credits have an indefinite life.
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
We are not indefinitely reinvested in the earnings of our subsidiaries in China and Taiwan and have accrued tax on the future repatriation of cash for jurisdictions where withholding taxes would apply.
Uncertain Tax Positions
We have recorded tax liabilities to address potential exposures involving positions that could be challenged by taxing authorities. As of December 31, 2025, the amount of our uncertain tax positions was a liability of $106 and a reduction to deferred tax assets of $1,320. As of December 31, 2024, the amount of our uncertain tax positions was a liability of $361 and a reduction to deferred tax assets of $1,280.

The following is a summary of the change in our liability for uncertain tax positions and interest and penalties:

	2025	2024
Uncertain tax positions:
Balance at beginning of year	$1,536	$1,601
Reversal of accrual for positions taken in a prior year	44	14
Reversals due to lapse of statute of limitations	(163)	(79)
Balance at end of year	$1,417	$1,536
Interest and penalties:
Balance at beginning of year	$105	$97
Accrual for positions taken in prior year	1	10
Reversals due to lapse of statute of limitations	(97)	(2)
Balance at end of year	$9	$105
During the years ended December 31, 2025 and 2024, we recognized $1 and $10, respectively of interest and penalties in income tax expense in our consolidated statements of operations.
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
We are no longer subject to U.S. federal, state, and foreign examinations for years before 2022, 2021 and 2018, respectively. Our net operating loss and tax credit carryforwards from all years may be subject to adjustment for three years following the year in which utilized. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
Our 2022 U.S. income tax return was selected for audit by the Internal Revenue Service and the audit was closed without adjustment. We were not subject to, nor have we received any notice of, income tax examinations in any other jurisdiction as of December 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2021 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Key provisions include modifications to depreciation allowances and the treatment of research and development expenditures. The legislation has multiple effective dates, with certain provisions effective for the 2025 tax year and others being implemented through 2027.

NOTE 11.        COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include limited indemnification provisions for claims from third parties relating to our products and technology. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of December 31, 2025, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could immediately impact our results of operations but are not expected to materially affect our business.
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

NOTE 12.        LOSS PER SHARE
Basic earnings (loss) per share amounts are computed based on the weighted average number of common shares outstanding. Diluted weighted average shares outstanding include the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.
The following schedule reconciles the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Net loss from continuing operations	$(8,249)	$(12,654)
Net loss from discontinued operations, net of income taxes	(15,009)	(16,883)
Net loss	(23,258)	(29,537)
Less: Net loss attributable to non-controlling interests and redeemable non-controlling interests	759	818
Net loss attributable to Pixelworks, Inc.	$(22,499)	$(28,719)
Weighted average shares outstanding - basic and diluted	5,512	4,866
Net loss from continuing operations per share - basic and diluted	(1.50)	(2.60)
Net loss from discontinued operations per share - basic and diluted	(2.72)	(3.47)
Net loss attributable to shareholders of Pixelworks, Inc.	$(4.08)	$(5.90)

Basic and diluted earnings (loss) per share was computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. The numerator adjustments include an allocation of PWSH income to the non-controlling interests, the redeemable non-controlling interests and the employee-owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses have been made to the employee-owned entities in periods of loss at PWSH. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.
The following shares (in thousands) were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Employee equity incentive plans	308	298

NOTE 13.        SHAREHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to fix or alter the rights, preferences, privileges and restrictions granted to, or imposed on, each series of preferred stock. There were no shares of preferred stock issued as of December 31, 2025 and 2024.
Common Stock
The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. Shareholders of common stock have unlimited voting rights and are entitled to receive the net assets of the Company upon dissolution, subject to the rights of the preferred shareholders, if any.
At the Market Offering
On November 14, 2024, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which we may issue and sell shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $10,000, from time to time, through an “at the market” equity offering program under which Roth will act as sales agent (the "ATM Program"). Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Roth may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through Nasdaq or on any other existing trading market for our common stock. We pay Roth a commission equal to two and a half percent (2.5%) of the gross sales proceeds of any common stock sold through Roth under the Sales Agreement. The Sales Agreement may be terminated by us upon prior notice to Roth or by Roth upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company. We are not obligated to sell any shares under the Sales Agreement.
During the year ended December 31, 2025, we sold an aggregate of 347,559 shares of our common stock under the ATM Program, resulting in aggregate net proceeds to us of approximately $2,952, and gross proceeds of approximately $3,079, and paid Roth commissions and fees and other expenses of approximately $127.
Effective March 11, 2026, the Company exercised its right to terminate the Sales Agreement and thus it is no longer in force.
Registered Direct Offerings
On March 24, 2025, we entered into a common stock purchase agreement with several purchasers pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 164,176 shares of our common stock, par value $0.001 per share, at a purchase price of $8.832 per share, resulting in net proceeds of approximately $1,341.
On October 6, 2025, we entered into a common stock purchase agreement with two purchasers pursuant to which we agreed to issue and sell, in a registered direct offering, an aggregate of 666,667 shares of our common stock at a purchase price of $10.50 per share, resulting in net proceeds of approximately $6,541.
Employee Equity Incentive Plans
On May 23, 2006, our shareholders approved the adoption of the Pixelworks, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). The 2006 Plan has since been amended and restated on certain occasions, most recently on May 23, 2025, when our shareholders approved an increase in the total number of authorized shares to 2,640,278 shares. As of December 31, 2025, 234,145 shares were available for grant under the 2006 Plan.
Stock Options
The contractual life of newly issued stock option awards is six years. We did not grant any stock options in 2024 or 2025.

The following is a summary of stock option activity:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2024:	31,364	$25.93
Expired	(2,790)	46.92
Options outstanding as of December 31, 2025:	28,574	$23.88

The following table summarizes information about options outstanding as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding as of December 31, 2025	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable as of December 31, 2025	Weighted average exercise price
$22.32 - $22.32	4,395	0.28	$22.32	3,571	$22.32
24.00 - 24.00	19,500	0.85	24.00	19,500	24.00
24.84- 24.84	4,679	2.36	24.84	4,192	24.84
$22.32 - $24.84	28,574	1.01	$23.88	27,263	$23.91
During the years ended December 31, 2025 and 2024, there were no options exercised. As of December 31, 2025, options outstanding had a total intrinsic value of $0.

Options outstanding that have vested and are expected to vest as of December 31, 2025 are as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Vested	27,263	$23.91	1.01	$—
Expected to vest	1,279	23.26	1.01	—
Total	28,542	$23.88	1.01	$—
Restricted Stock
The 2006 Plan provides for the issuance of restricted stock, including restricted stock units. During the years ended December 31, 2025 and 2024 we granted 239,439 and 169,190 shares, respectively, of restricted stock with a weighted average grant date fair value of $7.57 and $27.72 per share, respectively.
The following is a summary of restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2024:	294,906	$24.70
Granted	239,439	7.57
Vested	(175,835)	21.69
Canceled	(38,548)	18.17
Unvested at December 31, 2025:	319,962	$13.95
Expected to vest after December 31, 2025	303,735	$14.05

Employee Stock Purchase Plans
On May 18, 2010, our shareholders approved the adoption of the 2010 Pixelworks, Inc. Employee Stock Purchase Plan (the "ESPP") for U.S. employees and for certain foreign subsidiary employees. The ESPP provides for separate offering periods commencing on February 1 and August 1, with the first offering period beginning August 1, 2010. Each offering period continues for a period of 18 months with purchases every six months. Each eligible employee may purchase up to 250 shares of stock on each purchase date, with a maximum annual purchase amount of $25. The purchase price is equal to 85% of the lesser of the fair market value of the shares on the offering date or on the purchase date. On May 15, 2020, the ESPP was amended when our shareholders approved an increase to the total number of shares of common stock reserved for issuance to 275,000. During the years ended December 31, 2025 and 2024, we issued 5,368 and 12,733 shares, respectively, for proceeds of $47 and $180, respectively, under the ESPP.
Stock-Based Compensation Expense
The fair value of stock-based compensation was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Employee Stock Purchase Plan:
Risk free interest rate	4.30%	4.80%
Expected dividend yield	0%	0%
Expected term (in years)	1.14	0.96
Volatility	74%	76%
There were no options granted during the years ended December 31, 2025 and December 31, 2024. The risk free interest rate is estimated using an average of treasury bill interest rates. The expected dividend yield is zero as we have not paid any dividends to date and do not expect to pay dividends in the future. Expected volatility is estimated based on the historical volatility of our common stock over the expected term as this represents our best estimate of future volatility. We recognize forfeitures as they occur. The contractual life of newly issued stock options is six years, and we have elected to use the "simplified method" to estimate expected term. Under the simplified method, an option's expected term is calculated as the average of its vesting period and original contractual life. The expected term of ESPP purchase rights is based on the estimated weighted average time to purchase. The vesting period for restricted stock units is approximately three years.
As of December 31, 2025, unrecognized stock-based compensation expense related to continuing operations is $1,246, which is expected to be recognized as stock-based compensation expense over a weighted average period of 0.78 years.

NOTE 14.        SEGMENT INFORMATION
Following the sale of PWSH, we continue to operate in one segment consisting of licensing and services for content creation, remastering and video streaming, and display of cinematic video. We generate our revenue primarily from services provided for remastering content and from licensing. The chief operating decision maker, or CODM, is our CEO. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statement of Operations.
The CODM regularly reviews the Consolidated Statements of Operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses associated with continuing operations was $4,750 and $4,518 for the years ended December 31, 2025 and December 31, 2024, respectively. Other segment items include outside services, depreciation and amortization, accounting and legal fees, and other expenses. Other segment items included in operating expenses associated with continuing operations was $7,395 and $9,007 for the years ended December 31, 2025 and December 31, 2024. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue attributable to continuing operations all originated in the geographic region of the United States. Substantially all of the Company’s long‑lived assets are located in the United States.

Significant Customers

We had two customers that represented 10% or more of revenue in both the years ended December 31, 2025, and December 31, 2024.

NOTE 15.     REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
Redeemable Non-Controlling Interest ("RNCI")
On August 9, 2021, Pixelworks and PWSH entered into a capital increase agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “2021 ESOP”, together with the “Investors”, the “Capital Contributors”). Pursuant to the capital increase agreement, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the 2021 ESOP invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH (the “2021 ESOP Interests”).
Each Investor had the right to require PWSH to redeem its entire equity interest at the original purchase price plus 3% annual interest if PWSH did not consummate an initial public offering on the STAR Market (the "Listing") on or before June 30, 2024. Pursuant to this provision and as the RNCI was redeemable upon an event outside of the Company’s control based on solely passage of time, the RNCI is classified as temporary equity in the consolidated balance sheets. The RNCI was initially recorded at fair value, net of issuance costs, and subsequently remeasured to its redemption value. The Company elected to accrete changes in the redemption value from the issuance date through the earliest redemption date of June 30, 2024 using the interest method. In addition, as the RNCI is denominated in RMB, it is revalued to USD at each reporting period with changes in the carrying value attributable to foreign currency recorded in accumulated other comprehensive income in the consolidated balance sheets.
On March 24, 2022, Pixelworks and PWSH entered into a supplemental agreement to capital increase agreement with the Capital Contributors, which deleted the 3% annual interest previously provided in connection with the redemption option. In addition, the parties entered into a side letter, pursuant to which, in the event of a change in control of Pixelworks or PWSH, Pixelworks would ensure that the definitive agreement includes a post-closing repurchase covenant that requires the successor entity to repurchase, upon the request of a Capital Contributor, all of PWSH equity held by such Capital Contributor at the original purchase price plus 20% premium. Following the supplemental agreement, the RNCI continued to be classified as temporary equity; however, it was no longer subject to accretion as the interest is removed. The Company continues to measure the RNCI at an amount at least equal to its redemption value, which equals to original purchase price, and allocate profits to the RNCI based on its ownership in PWSH.
None of the RNCI had been redeemed as of December 31, 2025 and no remeasurement adjustment was recorded to increase the carrying value to redemption value for the years ended December 31, 2024 and December 31, 2025.
The change in RNCI for the year ended December 31, 2025 are presented in the following table:

Carrying Value of Redeemable NCI as of January 1, 2025	$27,396
Effect of foreign currency translation attributable to redeemable non-controlling interest	1,204
Carrying Value of Redeemable NCI as of December 31, 2025	$28,600
Equity Interest of PWSH Sold to Employees
On December 21, 2022, Pixelworks and PWSH entered into another capital increase agreement with an entity owned by certain of the employees of PWSH (the “2022 ESOP”, together with the 2021 ESOP, the “ESOP”). The 2022 ESOP invested approximately $1,407 in exchange for a redeemable non-controlling equity interest representing 0.54%, of PWSH (the “2022 ESOP Interests”, together with the 2021 ESOP Interests, the “ESOP Interests”).
Each holder of ESOP Interests had the right to require PWSH to redeem its entire equity interest at the original purchase price plus 5% annual interest if PWSH did not consummate a Listing on or before December 31, 2024. The Supplemental Agreement did not remove or amend this provision. In addition, the December 2022 capital increase agreement provides that, in the event of a change in control of PWSH prior to the filing of its application for the Listing, each capital contributor would be entitled to a minimum return of 10% on its original purchase price, payable by Pixelworks in cash from the proceeds of such change in control following its closing.
Because the ESOP Interests are owned by employees of PWSH and its subsidiaries and employees are required to render service until either the Listing or repurchase date, the ESOP Interests are classified as a long-term deposit liability under ASC 718. The Company accretes the long-term deposit liability to its redemption value and records the periodic interests as compensation expense. As the ESOP Interests are denominated in RMB and considered a monetary liability under ASC 255, they are revalued to USD at each reporting period with changes in the carrying value attributable to foreign currency recorded as foreign currency gain or loss in consolidated statements of operations.

Support Agreement and Modification
In connection with the Sale of PWSH, Pixelworks, PWSH and the Minority Shareholders, including the Investors, ESOP, and NCI holder (see "Note 16: Non-Controlling Interest"), entered into the Support Agreement on October 14, 2025. Pursuant to the Support Agreement and contingent upon the closing of the Sale, Pixelworks agreed to transfer to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH immediately prior to the Sale. In exchange, the Minority Shareholders agreed to release Pixelworks from all existing rights, including the rights to receive a minimum 10% or 20% return in connection with a change of control of Pixelworks or PWSH, as described above. The contingent share transfer and right release is considered a modification to the redeemable non-controlling equity interest and NCI (see "Note 16: Non-Controlling Interest"), which reflects a negotiated settlement between Pixelworks and the Minority Shareholders in connection with the Sale. The additional shares to be transferred were intended to provide adequate compensation to the Minority Shareholders for the forfeiture of their existing contractual rights. Accordingly, the modification did not result in a material change to the fair value of RNCI or NCI (see "Note 16: Non-Controlling Interest"). See "Note 1 Basis of Presentation” and "Note 17 Subsequent Event” for the details of the Sale of PWSH. Upon the completion of the Sale, the RNCI, ESOP Interests and NCI (see "Note 16: Non-Controlling Interest") were derecognized as a result of the deconsolidation of PWSH.

NOTE 16.     NON-CONTROLLING INTEREST
On August 15, 2022, Pixelworks and PWSH entered into an equity transfer agreement with certain private equity investors based in China. Pursuant to the equity transfer agreement, the Purchasers paid approximately $10,738 net of issuance costs, in exchange for a 2.74% equity interest in PWSH (the “August 2022 NCI”). In addition, as part of the capital increase agreement entered into on December 21, 2022, as described in "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", certain private equity investors paid approximately $14,596, net of issuance costs, in exchange for a 2.76%, equity interest in PWSH (the “December 2022 NCI”, and together with the August 2022 NCI, the “NCI”).
The equity transfer agreement provides a right consistent with that set forth in the December 2022 capital increase agreement, as described in "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", pursuant to which, in the event of a change in control of PWSH prior to the filing of its application for the Listing, each NCI holder would be entitled to a minimum return of 10% on its original purchase price, payable by Pixelworks in cash from the proceeds of such change in control following its closing.
The Company allocates profits and losses between common shareholders and NCI holders based on their relative ownership interests. In addition, as the NCI is denominated in RMB, it is revalued to USD at each reporting period with changes in the carrying value attributable to foreign currency recorded in accumulated other comprehensive income in the consolidated balance sheets.
See "Note 15: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" for a discussion of the Support Agreement entered into among Pixelworks, PWSH and the Minority Shareholders in connection with the Sale of PWSH. Upon the completion of the Sale, the RNCI, ESOP Interests and NCI were derecognized as a result of the deconsolidation of PWSH.

The change in NCI for the year ended December 31, 2025 is presented in the following table:

Carrying Value of Permanent Equity Non-Controlling Interest as of January 1, 2025	$23,050
Net loss attributable to non-controlling interest	(759)
Effect of foreign currency translation attributable to non-controlling interest	607
Carrying Value of Permanent Equity Non-Controlling Interest as of December 31, 2025	$22,898

NOTE 17.     SUBSEQUENT EVENT
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”), held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357,000 or approximately $51,000 in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1,000 in U.S. dollars. Additionally, approximately RMB 8,700, or approximately $1,200 in U.S. dollars, is being held in an escrow account to be released upon the resolution of certain tax matters in China.
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Accounting and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, the last day of our fiscal year. This evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has not been audited by the Company’s independent registered public accounting firm. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the SEC's rules that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Information required by Item 10 with respect to our directors and executive officers will be set forth under the captions "Proposal No. 1: Election of Directors" and "Information About Our Executive Officers" in our Proxy Statement for our 2026 Annual Meeting of Shareholders (the "2026 Proxy Statement") to be filed within 120 days after December 31, 2025 and pursuant to Regulation 14A and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. If disclosure of delinquent reports is required in this Annual Report on Form 10-K, it will be set forth under the caption "Delinquent Section 16(a) Reports" in the 2026 Proxy Statement and incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (the "Code of Business Conduct and Ethics") that applies to all directors and employees, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Accounting and Financial Officer). We have also adopted a Code of Ethics for Senior or Designated Financial Personnel (the "Code of Ethics for Senior or Designated Financial Personnel") that applies to our Chief Executive Officer (our Principal Executive Officer), our Chief Financial Officer (our Principal Accounting and Financial Officer) and other designated financial personnel. The Code of Business Conduct and Ethics and the Code of Ethics for Senior or Designated Financial Personnel are each available on our website free of charge at www.pixelworks.com. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics or Code of Ethics for Senior or Designated Financial Personnel by posting such information on our website at www.pixelworks.com.

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

Item 11.Executive Compensation.
Information required by Item 11 with respect to executive compensation will be included under the captions "Executive Compensation" and "Information About Our Board of Directors - Director Compensation" in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 with respect to security ownership of certain beneficial owners and management and related shareholder matters will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Information About Our Equity Compensation Plans" in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 with respect to certain relationships and related transactions and director independence will be included under the captions "Certain Relationships and Related Person Transactions" and "Information About Our Board of Directors - Director Independence" in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
Information required by Item 14 with respect to principal accounting fees and services will be set forth under the captions "Principal Accounting Fees and Services" and "Pre-Approval of Audit and Permissible Non-Audit Services" in our 2026 Proxy Statement and is incorporated herein by reference.

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

10.2+	Pixelworks, Inc. Amended and Restated 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 9, 2022).

10.3+	Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on November 7, 2025).

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

10.7+
Pixelworks, Inc. Amended and Restated 2006 Stock Incentive Plan, Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2021).

10.8+	Summary of Pixelworks, Inc. Non-Employee Director Compensation.

10.9+	Form of Pixelworks, Inc. Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2009).

10.10+
Amended and Restated Change of Control and Severance Agreement by and between Pixelworks, Inc. and Todd A. DeBonis, dated April 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 15, 2019).

10.11+
Change of Control and Severance Agreement by and between Pixelworks, Inc. and Haley F. Aman, dated January 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022).

10.12
Sales Agreement dated November 14, 2024 by and between Pixelworks, Inc. and Roth Capital Partners, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024).

10.13
Form of Common Stock Purchase Agreement, dated as of March 24, 2025, between Pixelworks, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2025).

10.14
Form of Common Stock Purchase Agreement, dated as of October 6, 2025, between Pixelworks, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2025).

10.15
Share Purchase Agreement, dated as of October 15, 2025, among Pixelworks, Inc., PWSH, Pixelworks LLC, each Selling Shareholder and Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2025).

10.16
Amendment Agreement to Exhibit 10.30, dated as of October 15, 2025, among Pixelworks, Inc., PWSH, Pixelworks LLC, and Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 16, 2025).

10.17
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

10.18+
Transaction Bonus Agreement dated as of August 12, 2025 by and between Pixelworks, Inc. and Todd A. DeBonis (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025).

10.21+
Transaction Bonus Agreement dated as of October 10, 2025 by and between Pixelworks, Inc. and Haley F. Aman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 16, 2025).

19.1	Insider Trading Policies and Procedures of Pixelworks, Inc. (incorporated by reference to Exhibit 19 to the Company's Amended Annual Report on Form 10-K/A filed on March 19, 2025).

21	Subsidiaries of Pixelworks, Inc.

23	Consent of Grant Thornton LLP.

24.1	Power of Attorney (contained on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97	Executive Compensation Recovery Policy, as amended and restated as of August 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 17, 2023).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensation arrangement.
*
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the SEC upon request.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

(b) Exhibits.
    See Item 15 (a) (3) above.

(c) Financial Statement Schedules.
    See Item 15 (a) (2) above.
Item 16.     Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIXELWORKS, INC.

Dated:	March 12, 2026	By:	/s/ Todd A. DeBonis
Todd A. DeBonis
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
POWER OF ATTORNEY
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

Signature	Title	Date

/s/ Todd A. DeBonis	President, Chief Executive Officer and Chairman of the Board
Todd A. DeBonis	(Principal Executive Officer)	March 12, 2026

/s/ Haley F. Aman	Chief Financial Officer (Principal Accounting and Financial Officer)
Haley F. Aman		March 12, 2026

/s/ Dean W. Butler	Lead Director
Dean W. Butler		March 12, 2026

/s/ Douglas J. Darrow	Director
Douglas J. Darrow		March 12, 2026

/s/ C. Scott Gibson	Director
C. Scott Gibson		March 12, 2026

/s/ Daniel J. Heneghan	Director
Daniel J. Heneghan		March 12, 2026