Form 10-Q
period 2026-03-31
PIXELWORKS, INC
filed 2026-05-14
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 6,363,258 as of May 11, 2026.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" that are based on current expectations, estimates, beliefs, assumptions and projections about our business. Words such as "may," "will," "appears," "predicts," "continue," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and the negative or other variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: our ability to maintain compliance with the minimum listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”); the features, benefits and applications of our technologies and products; the success of our products; market trends and changes; the development of our business on our Cinematic market and TrueCut Motion platform and related technologies; our strategy, including with respect to our intellectual property portfolio, our research and development efforts and competitive advantages, sales and marketing, and acquisition and other growth opportunities; amortization expectations; the cost and effects of possible future restructuring programs; customer concentration; current global economic challenges; interest rate risks; expectations as to sales revenue in certain markets; future contractual obligations; competition; the uses and value of our intellectual property; our income tax valuation allowance and net operating loss utilization; other accounting policies and use of estimates and the potential impact of changes thereto; the effectiveness of our internal controls; the potential impact on our business of certain risks, including the risks of technological change, changes in the markets in which we operate, our indemnification obligations, and litigation risks; and risks related to rapidly evolving artificial intelligence technologies. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict and which may cause actual outcomes and results to differ materially from what is expressed or forecasted in such forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from these forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 12, 2026. These forward-looking statements speak only as of the date on which they are made, and we do not intend to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q unless required by law or regulation. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Except where the context otherwise requires in this Quarterly Report on Form 10-Q, the "Company," "Pixelworks," "we," "us" and "our" refer to Pixelworks, Inc., an Oregon corporation, and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$57,821	$11,243
Prepaid expenses and other current assets	1,332	568
Current assets held for sale	—	38,422
Total current assets	59,153	50,233
Property and equipment, net	247	205
Operating lease right-of-use assets	535	704
Other assets, net	64	121
Total assets	$59,999	$51,263
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205	$—
Accrued liabilities and current portion of long-term liabilities	1,833	1,972
Current portion of income taxes payable	59	43
Current liabilities held for sale	—	18,005
Total current liabilities	2,097	20,020
Operating lease liabilities, net of current portion	232	298
Income taxes payable, net of current portion	443	508
Deferred tax liability	—	31
Total liabilities	2,772	20,857
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	—	28,600
Shareholders’ equity:
Preferred stock	—	—
Common stock	504,765	504,405
Accumulated other comprehensive income	257	2,882
Accumulated deficit	(447,795)	(528,379)
Total Pixelworks, Inc. shareholders’ equity (deficit)	57,227	(21,092)
Non-controlling interest	—	22,898
Total shareholders' equity	57,227	1,806
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$59,999	$51,263
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue, net	$446	$—
Cost of revenue	193	8
Gross profit	253	(8)
Operating expenses:
Research and development (1)	965	971
Selling, general and administrative (2)	2,203	2,114
Restructuring	1,995	—
Total operating expenses	5,163	3,085
Loss from operations	(4,910)	(3,093)
Interest income	319	38
Loss before income taxes	(4,591)	(3,055)
Benefit for income taxes	(22)	(240)
Net loss from continuing operations	(4,569)	(2,815)
Net income (loss) from discontinued operations, net of income taxes	85,153	(5,205)
Net income (loss)	80,584	(8,020)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	—	259
Net income (loss) attributable to Pixelworks, Inc.	$80,584	$(7,761)

Net loss from continuing operations per share - basic and diluted	$(0.72)	$(0.56)
Net income (loss) from discontinued operations per share:
Basic	$13.41	$(1.03)
Diluted	$13.17	$(1.03)
Net income (loss) attributable to Pixelworks, Inc. per share:
Basic	$12.69	$(1.54)
Diluted	$12.46	$(1.54)
Weighted average shares outstanding:
Basic	6,352	5,049
Diluted	6,468	5,049

(1) Includes stock-based compensation	33	124

(2) Includes stock-based compensation	322	299
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$80,584	$(8,020)
Other comprehensive loss, net of tax:
Derecognition of cumulative foreign currency translation adjustment	(2,680)	—
Deferred tax adjustment	55	—
Foreign currency translation adjustment	—	(252)
Comprehensive income (loss)	77,959	(8,272)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	—	259
Total comprehensive income (loss) attributable to Pixelworks, Inc.	$77,959	$(8,013)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$80,584	$(8,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of PWSH	(85,153)	—
Stock-based compensation	355	751
Reversal of uncertain tax positions	(87)	(261)
Depreciation and amortization	68	828
Deferred income tax expense	28	—
Loss on asset disposal	14	34
Changes in operating assets and liabilities:
Accounts receivable, net	—	433
Inventories	—	(794)
Prepaid expenses and other current and long-term assets, net	(470)	298
Accounts payable	205	147
Accrued current and long-term liabilities	(165)	(74)
Income taxes payable	38	(58)
Net cash used in operating activities	(4,583)	(6,716)
Cash flows from investing activities:
Proceeds from sale of PWSH, net of cash disposed of and transaction costs	44,437	—
Purchases of property and equipment	(105)	(17)
Net cash provided by (used in) investing activities	44,332	(17)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee equity incentive plans	5	29
Net proceeds from "registered direct offering"	—	1,341
Net proceeds from "at the market" equity offering	—	485
Payments on asset financings	—	(265)
Net cash provided by financing activities	5	1,590
Net increase (decrease) in cash and cash equivalents	39,754	(5,143)
Cash and cash equivalents, beginning of period	18,067	23,647
Cash and cash equivalents, end of period	$57,821	$18,504

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$—	$362
Cash paid during the period for interest	—	22
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$—	$110
See accompanying notes to condensed consolidated financial statements.

(a) The cash flows related to discontinued operations have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include results of continuing and discontinued operations.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity (Deficit)
2026	Shares	Amount
Balance as of December 31, 2025	6,336,957	$504,405	$2,882	$(528,379)	$22,898	$1,806
Stock issued under employee equity incentive plans	24,301	5	—	—	—	5
Stock-based compensation expense	—	355	—	—	—	355
Distributions to non-controlling interests & derecognition of cumulative foreign currency translation adjustment	—	—	(2,680)	—	(22,898)	(25,578)
Deferred tax adjustment	—	—	55	—	—	55
Net income attributable to Pixelworks, Inc.	—	—	—	80,584	—	80,584
Balance as of March 31, 2026	6,361,258	$504,765	$257	$(447,795)	$—	$57,227

2025
Balance as of December 31, 2024	4,977,228	$490,619	$4,693	$(505,880)	$23,050	$12,482
Stock issued under employee equity incentive plans	45,480	29	—	—	—	29
Stock-based compensation expense	—	751	—	—	—	751
Foreign currency translation adjustment	—	—	(252)	—	115	(137)
Registered direct offering	164,176	1,341	—	—	—	1,341
"At the market" equity offering	59,165	485	—	—	—	485
Net loss attributable to non-controlling interest	—	—	—	—	(259)	(259)
Net loss attributable to Pixelworks, Inc.	—	—	—	(7,761)	—	(7,761)
Balance as of March 31, 2025	5,246,049	$493,225	$4,441	$(513,641)	$22,906	$6,931
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
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357 million, or approximately $51.0 million in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1.0 million in U.S. dollars. Additionally, approximately RMB 8.7 million, or approximately $1.2 million in U.S. dollars, which was being held in an escrow account was released to the Company on March 31, 2026 due to the resolution of a tax matter in China.
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
Condensed Consolidated Financial Statements
The financial information included herein for the three months ended March 31, 2026 and 2025 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2025 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2026 and should be read in conjunction with such consolidated financial statements.
The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2026.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in "Note 2: Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
In December 2023, the Financial Standards Accounting Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements To Income Tax Disclosures ("ASU 2023-09"), which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU No. 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted the ASU prospectively for the period ended December 31, 2025 affected only our disclosures and does not impact our results of operations or financial condition.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. As of March 31, 2026, our significant estimates and judgments include those related to revenue recognition, useful lives and recoverability of equipment and other long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. As of March 31, 2025, we also considered valuation of excess and obsolete inventory and valuation of goodwill to require significant estimates and judgments. The actual results experienced could differ materially from our estimates.

Discontinued Operations
On December 20, 2025, our board of directors adopted resolutions by unanimous written consent directing the Company’s management to take all necessary steps to complete the sale of PWSH, at which time all of the held-for-sale criteria of the businesses operated by PWSH (the Mobile and the Home & Enterprise businesses) were met. The results of operations of the PWSH businesses have been presented as discontinued operations, as the Sale represents a strategic shift that has had a major effect on our operations and financial results. Throughout this report, the condensed consolidated statement of operations for all periods presented has been adjusted to reflect the presentation of the PWSH businesses as discontinued operations, which we discuss further in "Note 2: Discontinued Operations". The Notes below relate only to our continuing operations unless otherwise noted.

NOTE 2: DISCONTINUED OPERATIONS

On January 6, 2026, the Company completed the sale of all of the shares of common stock of PWSH. The assets and liabilities of PWSH met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the Condensed Consolidated Balance Sheet as of December 31, 2025. Additionally, PWSH has been reported as a discontinued operation in the Condensed Consolidated Statements of Operations for all periods presented. During the three months ended March 31, 2026, the Sale resulted in net cash proceeds of $51,261 and an after-tax gain on the Sale of $85,153. The operating results and cash flows of PWSH were immaterial for the period from January 1, 2026 through the closing date of January 6, 2026.

The financial results of PWSH are presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statement of operations for the three months ended March 31, 2025. The following table presents financial results of PWSH:

Three Months Ended March 31, 2025
Revenue, net	$7,094
Cost of revenue	3,634
Operating expenses	8,463
Government subsidies received	13
Interest income and other, net	59
Loss before income taxes	(4,931)
Provision for income taxes	274
Net loss from discontinued operations	(5,205)
Net loss attributable to non-controlling interests and redeemable non-controlling interest	259
Net loss from discontinued operations attributable to Pixelworks, Inc.	$(4,946)

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations:

Year Ended
December 31, 2025
Assets:
Cash and cash equivalents	$6,824
Accounts receivable, net	4,481
Inventories	3,484
Prepaid expenses and other current assets	1,136
Property and equipment, net	3,530
Operating lease right-of-use assets	375
Other assets, net	185
Goodwill	18,407
Total current assets	38,422
Total long-term assets	—
Total assets	$38,422

Year Ended
December 31, 2025
Liabilities:
Accounts payable	$720
Accrued liabilities and current portion of long-term liabilities	1,941
Short-term line of credit	2,145
Deposit liability	12,672
Current portion of income taxes payable	429
Operating lease liabilities, net of current portion	98
Total current liabilities	18,005
Total long-term liabilities	—
Total liabilities	$18,005

The following table presents significant non-cash items and capital expenditures of discontinued operations for the period presented:

Three Months Ended March 31, 2025
Depreciation and amortization	$716
Stock-based compensation	328
Purchases of property and equipment	(16)

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. in 2017, whereby we recorded goodwill of $18,407 that was classified as an asset held for sale as of December 31, 2025. Following the Sale on January 6, 2026, goodwill is no longer classified as an asset of Pixelworks Inc.

NOTE 3: BALANCE SHEET COMPONENTS
Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Gross property and equipment	$5,112	$6,235
Less: accumulated depreciation and amortization	(4,865)	(6,030)
Property and equipment, net	$247	$205

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued payroll and related liabilities	$383	$608
Operating lease liabilities, current	336	441
Accrued costs related to restructuring	264	—
Other	850	923
Accrued liabilities and current portion of long-term liabilities	$1,833	$1,972

NOTE 4: FAIR VALUE MEASUREMENTS
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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
As of March 31, 2026:
Assets:
Cash equivalents:
Money market funds	$55,322	$—	$—	$55,322

As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	$9,276	$—	$—	$9,276
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

NOTE 5: RESTRUCTURING
In the first quarter of 2026, we executed a restructuring plan to eliminate several positions that were no longer necessary after the Sale (the "2026 Plan"). The 2026 Plan included an approximately 43% reduction in workforce associated with our continuing operations, in the areas of operations, research and development, sales, marketing and administration.
Total restructuring expense included in our condensed consolidated statements of operations for the three month periods ended March 31, 2026 and 2025 is comprised of the following:

	Three Months Ended
	March 31,
	2026	2025
Operating expenses — restructuring:
Employee severance and benefits	$1,930	$—
Lease termination costs	65	—
	1,995	—
Total restructuring expense	$1,995	$—

The following is a rollforward of the accrued liabilities related to restructuring for the three month period ended March 31, 2026:

	Balance as of December 31, 2025	Expensed	Payments	Balance as of March 31, 2026
Employee severance and benefits	$—	$1,930	$(1,731)	$199
Lease termination costs	—	65	—	65
Total accrued costs related to restructuring	$—	$1,995	$(1,731)	$264

NOTE 6: LEASES
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
We have operating leases primarily for office buildings. Our leases have remaining lease terms of one year to two years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost:	$163	$147

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128	$124
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	—	—
Weighted average remaining lease term (in years)	1.61	2.33
Weighted average discount rate	8.73%	8.66%

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

Operating Lease Payments
Nine months ending December 31, 2026	$300
Years ending December 31:
2027	265
2028	49
Total operating lease payments	614
Less imputed interest	(46)
Total operating lease liabilities	$568

As of March 31, 2026, we had no operating lease liabilities that had not commenced.

NOTE 7: REVENUE
Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:
Services - We enter into contracts for professional services to use our technology to produce TrueCut Motion versions of cinematic titles. We identify each performance obligation at contract inception. The professional services contract generally includes project deliverables specified by the customer and the performance obligations are generally combined into one deliverable, with the pricing for services stated at a fixed amount. Services provided under these agreements generally result in the transfer of control over time; therefore, we recognize revenue based on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation.
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
The majority of revenue in 2025 and 2026 related to the category of services.
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
Contract assets and contract liabilities recorded on the consolidated balance sheets related to continuing operations were immaterial as of March 31, 2026 and December 31, 2025.

NOTE 8: INCOME TAXES
The provision for income taxes during the 2026 and 2025 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $87 and $261 during the first three months of 2026 and 2025, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant domestic deferred income tax expense or benefit. In connection with the anticipated closure of our Taiwan subsidiary, we have recorded a valuation allowance against our Taiwan net deferred tax assets as of March 31, 2026. We have not recorded a valuation allowance against our other net deferred tax assets, as we believe that it is more likely than not that we will realize a benefit from those assets.
As of March 31, 2026 and December 31, 2025, the amount of our uncertain tax positions was a liability of $19 and $100, respectively, as well as a contra deferred tax asset of $1,361 and $1,387, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in our unrecognized tax benefits and associated interest and penalties of approximately $19 within the next 12 months due to the expiration of statutes of limitations in foreign jurisdictions. We recognize interest and penalties related to the uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 9: INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2026	2025
Net loss from continuing operations	$(4,569)	$(2,815)
Net income (loss) from discontinued operations, net of income taxes	85,153	(5,205)
Net income (loss)	80,584	(8,020)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	—	259
Net income (loss) attributable to Pixelworks, Inc.	$80,584	$(7,761)
Weighted average shares outstanding - basic	6,352	5,049
Dilutive effect of employee equity incentive plans	116	—
Diluted weighted average shares outstanding	6,468	5,049

Net loss from continuing operations per share - basic and diluted	$(0.72)	$(0.56)
Net income (loss) from discontinued operations per share:
Basic	$13.41	$(1.03)
Diluted	$13.17	$(1.03)
Net income (loss) attributable to Pixelworks, Inc. per share:
Basic	$12.69	$(1.54)
Diluted	$12.46	$(1.54)

Basic and diluted earnings (loss) per share was computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. For the three months ended March 31, 2025, the numerator adjustments include an allocation of PWSH income to the non-controlling interests, the redeemable non-controlling interests and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. All minority interests were derecognized in the Sale completed on January 6, 2026 and therefore no allocation of income has been made to non-controlling interests, redeemable non-controlling interests or employee owned entities for the three months ended March 31, 2026. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.
The following shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Employee equity incentive plans	26	291

NOTE 10: SEGMENT INFORMATION
Following the Sale, we continue to operate in one segment consisting of licensing and services for content creation, remastering and video streaming, and display of cinematic video. We generate our revenue primarily from services provided for remastering content and from licensing. The chief operating decision maker, or CODM, is our CEO. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statement of Operations.
The CODM regularly reviews the Consolidated Statements of Operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses associated with continuing operations was $1,135 and $1,197 for the three months ended March 31, 2026 and March 31, 2025, respectively. Other segment items include restructuring, outside services, depreciation and amortization, accounting and legal fees, and other expenses. Other segment items included in operating expenses associated with continuing operations was $4,028 and $1,888 for the three months ended March 31, 2026 and March 31, 2025, respectively. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue attributable to continuing operations all originated in the geographic region of Australia. Substantially all of the Company’s long‑lived assets are located in the United States.

Significant Customers

We had one customer that represented 10% or more of revenue in the three months ended March 31, 2026 and no customers that represented 10% or more of revenue in the three months ended March 31, 2025.

NOTE 11: RISKS AND UNCERTAINTIES
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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of March 31, 2026, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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

NOTE 13: REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
Redeemable Non-Controlling Interest ("RNCI")
On August 9, 2021, Pixelworks and PWSH entered into a capital increase agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “2021 ESOP”, together with the Investors, the “Capital Contributors”). Pursuant to the capital increase agreement, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the 2021 ESOP invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH (the “2021 ESOP Interests”).
Each Investor had the right to require PWSH to redeem its entire equity interest at the original purchase price plus 3% annual interest if PWSH did not consummate an initial public offering on the STAR Market (the "Listing") on or before June 30, 2024. Pursuant to this provision and as the RNCI was redeemable upon an event outside of the Company’s control based solely on passage of time, the RNCI is classified as temporary equity in the consolidated balance sheets. The RNCI was initially recorded at fair value, net of issuance costs, and subsequently remeasured to its redemption value. The Company elected to accrete changes in the redemption value from the issuance date through the earliest redemption date of June 30, 2024 using the interest method. In addition, as the RNCI is denominated in RMB, it is revalued to USD at each reporting period with changes in the carrying value attributable to foreign currency recorded in accumulated other comprehensive income in the consolidated balance sheets.
On March 24, 2022, Pixelworks and PWSH entered into a supplemental agreement to the capital increase agreement with the Capital Contributors, which removed the 3% annual interest previously provided in connection with the redemption option. In addition, the parties entered into a side letter, pursuant to which, in the event of a change in control of Pixelworks or PWSH, Pixelworks would ensure that the definitive agreement includes a post-closing repurchase covenant that requires the successor entity to repurchase, upon the request of a Capital Contributor, all of PWSH equity held by such Capital Contributor at the original purchase price plus a 20% premium. Following the execution of the supplemental agreement, the RNCI continued to be classified as temporary equity; however, it was no longer subject to accretion as the interest is removed. Until the Sale on January 6, 2026, the Company continued to measure the RNCI at an amount at least equal to its redemption value, which equaled its original purchase price, and to allocate profits to the RNCI based on its ownership in PWSH.
The change in RNCI for the three months ended March 31, 2026 are presented in the following table:

Carrying Value of RNCI as of January 1, 2026	$28,600
Distributions to redeemable non-controlling interests	(28,600)
Carrying Value of RNCI as of March 31, 2026	$—
Equity Interest of PWSH Sold to Employees
On December 21, 2022, Pixelworks and PWSH entered into another capital increase agreement with an entity owned by certain of the employees of PWSH (the “2022 ESOP”, and together with the 2021 ESOP, the “ESOP”). The 2022 ESOP invested approximately $1,407 in exchange for a redeemable non-controlling equity interest representing 0.54%, of PWSH (the “2022 ESOP Interests”, and together with the 2021 ESOP Interests, the “ESOP Interests”).
Each holder of ESOP Interests had the right to require PWSH to redeem its entire equity interest at the original purchase price plus 5% annual interest if PWSH did not consummate a Listing on or before December 31, 2024. The Supplemental Agreement did not remove or amend this provision. In addition, the December 2022 capital increase agreement provided that, in the event of a change in control of PWSH prior to the filing of its application for the Listing, each capital contributor would be entitled to a minimum return of 10% on its original purchase price, payable by Pixelworks in cash from the proceeds of such change in control following its closing.
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

Support Agreement and Modification
In connection with the Sale, Pixelworks, PWSH and the Minority Shareholders, including the Investors, ESOP, and NCI holder (see "Note 14: Non-Controlling Interest"), entered into the Support Agreement on October 14, 2025. Pursuant to the Support Agreement and contingent upon the closing of the Sale, Pixelworks agreed to transfer to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH immediately prior to the Sale. In exchange, the Minority Shareholders agreed to release Pixelworks from all existing rights, including the rights to receive a minimum 10% or 20% return in connection with a change of control of Pixelworks or PWSH, as described above. The contingent share transfer and right release is considered a modification to the redeemable non-controlling equity interest and NCI (see "Note 14: Non-Controlling Interest"), which reflects a negotiated settlement between Pixelworks and the Minority Shareholders in connection with the Sale. The additional shares to be transferred were intended to provide adequate compensation to the Minority Shareholders for the forfeiture of their existing contractual rights. Accordingly, the modification did not result in a material change to the fair value of RNCI or NCI (see "Note 14: Non-Controlling Interest"). See "Note 1 Basis of Presentation” and "Note 2: Discontinued Operations” for the details of the Sale. Upon the completion of the Sale, the RNCI, ESOP Interests and NCI (see "Note 14: Non-Controlling Interest") were derecognized as a result of the deconsolidation of PWSH.

NOTE 14: NON-CONTROLLING INTEREST
On August 15, 2022, Pixelworks and PWSH entered into an equity transfer agreement with certain private equity investors based in China. Pursuant to the equity transfer agreement, the Purchasers paid approximately $10,738, net of issuance costs, in exchange for a 2.74% equity interest in PWSH (the “August 2022 NCI”). In addition, as part of the capital increase agreement entered into on December 21, 2022, as described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", certain private equity investors paid approximately $14,596, net of issuance costs, in exchange for a 2.76%, equity interest in PWSH (the “December 2022 NCI”, and together with the August 2022 NCI, the “NCI”).
The equity transfer agreement provides a right consistent with that set forth in the December 2022 capital increase agreement, as described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees", pursuant to which, in the event of a change in control of PWSH prior to the filing of its application for the Listing, each NCI holder would be entitled to a minimum return of 10% on its original purchase price, payable by Pixelworks in cash from the proceeds of such change in control following its closing.
The Company allocates profits and losses between common shareholders and NCI holders based on their relative ownership interests. In addition, as the NCI is denominated in RMB, it is revalued to USD at each reporting period with changes in the carrying value attributable to foreign currency recorded in accumulated other comprehensive income in the consolidated balance sheets.
See "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees" for a discussion of the Support Agreement entered into among Pixelworks, PWSH and the Minority Shareholders in connection with the Sale. Upon the completion of the Sale, the RNCI, ESOP Interests and NCI were derecognized as a result of the deconsolidation of PWSH.

The change in NCI for the three months ended March 31, 2026 is presented in the following table:

Carrying Value of Permanent Equity NCI as of January 1, 2026	$22,898
Distributions to non-controlling interests	(22,898)
Carrying Value of Permanent Equity NCI as of March 31, 2026	$—

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
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357 million, or approximately $51.0 million in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1.0 million in U.S. dollars. Additionally, approximately RMB 8.7 million, or approximately $1.2 million in U.S. dollars, which was being held in an escrow account was released to the Company on March 31, 2026 due to the resolution of a tax matter in China.
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
Revenue, net
Net revenue for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue, net	$446	$—	$446	—%

Revenue of $0.4 million recorded in the first quarter of 2026 was related to the category of services. We did not record revenue in the first quarter of 2025 related to our continuing operations.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended March 31, 2026 and 2025, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	% of revenue	2025	% of revenue
Total cost of revenue	$193	43%	$8	0%
Gross profit	$253	57%	$(8)	0%

Cost of revenue of $0.2 million recorded in the first quarter of 2026 was primarily related to remastering services performed in connection with the associated service revenue. Cost of revenue recorded in the first quarter of 2025 was immaterial.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Research and development	$965	$971	$(6)	(1)%

Research and development expense recorded in the first quarter of 2026 was consistent with research and development expenses recorded in the first quarter of 2025. There were no individually significant offsetting expense categories contributing to amounts recorded in each quarter presented.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, allocations for facilities and information technology expenses, travel, outside services and other general expenses incurred in our sales, marketing, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three months ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Selling, general and administrative	$2,203	$2,114	$89	4%

Selling, general and administrative expense increased $0.1 million, or 4%, in the first quarter of 2026 compared to the first quarter of 2025. There were no individually significant offsetting expense categories contributing to amounts recorded in each quarter presented.

Restructurings
In the first quarter of 2026, we executed a restructuring plan to eliminate several positions that would no longer be necessary after the Sale (the "2026 Plan"). The 2026 Plan included an approximately 43% reduction in workforce associated with our continuing operations, in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense for the three month periods ended March 31, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Employee severance and benefits	$1,930	$—
Lease termination costs	65	—
Total restructuring expense	$1,995	$—

Included in operating expenses	$1,995	—
During the three months ended March 31, 2026, we recorded $1.9 million in restructuring expense related to the 2026 Plan, which primarily consisted of costs associated with employee severance and benefits. During the three months ended March 31, 2025, we did not record any restructuring expense. We expect to incur $0.1 million in additional restructuring charges related to the 2026 Plan.

Provision for income taxes
The provision for income taxes during the 2026 and 2025 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $0.1 million and $0.3 million during the first three months of 2026 and 2025, respectively.
Net income (loss) from discontinued operations (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Net income (loss) from discontinued operations, net of income taxes	$85,153	$(5,205)	$90,358	(1,736)%
Net income (loss) from discontinued operations increased $90.4 million in the first quarter of 2026 compared to the first quarter of 2025. The increase was primarily driven by the $85.1 million gain on the Sale.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased approximately $46.6 million to $57.8 million at March 31, 2026 from $11.2 million at December 31, 2025. The net increase during the first three months of 2026 was primarily the result of $51.2 million in proceeds from the Sale, net of transaction costs, partially offset by $4.6 million used in operating activities.
As of March 31, 2026, our cash and cash equivalents balance consisted of $2.5 million in cash and $55.3 million in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of March 31, 2026, our investment policy requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, the short-term credit rating must be rated at least A-2 / P-2 / F-2 by at least two Nationally Recognized Statistical Rating Organizations ("NRSROs") and securities of issuers with a long-term credit rating must be rated at least A or A3 by at least two NRSROs. Our investment policy is reviewed at least annually by our Audit Committee.
Liquidity and Capital Resources
As of March 31, 2026, our cash and cash equivalents balance of $57.8 million was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
From time to time, we evaluate acquisitions of businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders. Our ability to generate cash from operations is also subject to substantial risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 12, 2026. If any of these risks occur, we may be unable to generate or sustain positive cash flow from operating activities. We would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt financing, equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Other than as set forth above, there were no material changes to our liquidity and capital resources during the three month period ended March 31, 2026 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. As of March 31, 2026, our significant estimates and judgments include those related to revenue recognition, useful lives and recoverability of equipment and other long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. As of March 31, 2025, we also considered valuation of excess and obsolete inventory and valuation of goodwill to require significant estimates and judgments. The actual results experienced could differ materially from our estimates.
There have been no material changes to these estimates, or the policies related to them during the three months ended March 31, 2026. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 1A.Risk Factors.

There have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 12, 2026.

Item 6.Exhibits.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101**	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
 __________________

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of those sections, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent specifically stated in such filing.
**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIXELWORKS, INC.

Dated:	May 14, 2026	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)