Form 10-Q
period 2026-06-30
PIXELWORKS, INC
filed 2026-08-11
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 6,049,393 as of August 7, 2026.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$52,888	$11,243
Prepaid expenses and other current assets	525	568
Current assets held for sale	—	38,422
Total current assets	53,413	50,233
Property and equipment, net	215	205
Operating lease right-of-use assets	430	704
Other assets, net	51	121
Total assets	$54,109	$51,263
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$519	$—
Accrued liabilities and current portion of long-term liabilities	957	1,972
Current portion of income taxes payable	26	43
Current liabilities held for sale	—	18,005
Total current liabilities	1,502	20,020
Operating lease liabilities, net of current portion	165	298
Income taxes payable, net of current portion	461	508
Deferred tax liability	—	31
Total liabilities	2,128	20,857
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	—	28,600
Shareholders’ equity:
Preferred stock	—	—
Common stock	505,507	504,405
Treasury stock, at cost	(3,192)	—
Accumulated other comprehensive income	257	2,882
Accumulated deficit	(450,591)	(528,379)
Total Pixelworks, Inc. shareholders’ equity (deficit)	51,981	(21,092)
Non-controlling interest	—	22,898
Total shareholders' equity	51,981	1,806
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$54,109	$51,263
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net	$64	$159	$510	$159
Cost of revenue	25	46	218	53
Gross profit	39	113	292	106
Operating expenses:
Research and development (1)	1,195	896	2,160	1,866
Selling, general and administrative (2)	2,114	1,728	4,317	3,842
Restructuring	94	—	2,089	—
Total operating expenses	3,403	2,624	8,566	5,708
Loss from operations	(3,364)	(2,511)	(8,274)	(5,602)
Interest income and other	578	27	897	64
Loss before income taxes	(2,786)	(2,484)	(7,377)	(5,538)
Provision (benefit) for income taxes	10	96	(12)	(143)
Net loss from continuing operations	(2,796)	(2,580)	(7,365)	(5,395)
Net income (loss) from discontinued operations, net of income taxes	—	(4,345)	85,153	(9,550)
Net income (loss)	(2,796)	(6,925)	77,788	(14,945)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	—	218	—	477
Net income (loss) attributable to Pixelworks, Inc.	$(2,796)	$(6,707)	$77,788	$(14,468)

Net loss from continuing operations per share - basic and diluted	$(0.44)	$(0.49)	$(1.16)	$(1.04)
Net income (loss) from discontinued operations per share:
Basic	$—	$(0.82)	$13.47	$(1.85)
Diluted	$—	$(0.82)	$13.22	$(1.85)
Net income (loss) attributable to Pixelworks, Inc. per share:
Basic	$(0.44)	$(1.27)	$12.30	$(2.80)
Diluted	$(0.44)	$(1.27)	$12.07	$(2.80)
Weighted average shares outstanding:
Basic	6,294	5,282	6,323	5,166
Diluted	6,294	5,282	6,443	5,166

(1) Includes stock-based compensation	180	119	213	243

(2) Includes stock-based compensation	562	375	884	673
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(2,796)	$(6,925)	$77,788	$(14,945)
Other comprehensive loss, net of tax:
Derecognition of cumulative foreign currency translation adjustment	—	—	(2,680)	—
Deferred tax adjustment	—	—	55	—
Foreign currency translation adjustment	—	(566)	—	(818)
Comprehensive income (loss)	(2,796)	(7,491)	75,163	(15,763)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	—	218	—	477
Total comprehensive income (loss) attributable to Pixelworks, Inc.	$(2,796)	$(7,273)	$75,163	$(15,286)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$77,788	$(14,945)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of PWSH	(85,153)	—
Stock-based compensation	1,097	1,490
Depreciation and amortization	130	1,401
Reversal of uncertain tax positions	(87)	(261)
Deferred income tax expense	28	23
Loss on asset disposal	14	34
Changes in operating assets and liabilities:
Accounts receivable, net	—	741
Inventories	—	127
Prepaid expenses and other current and long-term assets, net	456	699
Accounts payable	520	84
Accrued current and long-term liabilities	(1,111)	(1,049)
Income taxes payable	23	388
Net cash used in operating activities	(6,295)	(11,268)
Cash flows from investing activities:
Proceeds from sale of PWSH, net of cash disposed of and transaction costs	44,437	—
Purchases of property and equipment	(134)	(240)
Asset related government subsidies received	—	754
Net cash provided by investing activities	44,303	514
Cash flows from financing activities:
Repurchase of common stock	(3,192)	—
Proceeds from issuance of common stock under employee equity incentive plans	5	29
Net proceeds from "registered direct offering"	—	1,341
Net proceeds from "at the market" equity offering	—	558
Payments on asset financings	—	(566)
Net cash (used in) provided by financing activities	(3,187)	1,362
Net increase (decrease) in cash and cash equivalents	34,821	(9,392)
Cash and cash equivalents, beginning of period	18,067	23,647
Cash and cash equivalents, end of period	$52,888	$14,255

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$25	$386
Cash paid during the period for interest	—	47
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$3	$461
See accompanying notes to condensed consolidated financial statements.

(a) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include results of continuing and discontinued operations.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity (Deficit)
2026	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	6,336,957	$504,405	—	$—	$2,882	$(528,379)	$22,898	$1,806
Stock issued under employee equity incentive plans	24,301	5	—	—	—	—	—	5
Stock-based compensation expense	—	355	—	—	—	—	—	355
Distributions to non-controlling interests & derecognition of cumulative foreign currency translation adjustment	—	—	—	—	(2,680)	—	(22,898)	(25,578)
Deferred tax adjustment	—	—	—	—	55	—	—	55
Net income attributable to Pixelworks, Inc.	—	—	—	—	—	80,584	—	80,584
Balance as of March 31, 2026	6,361,258	$504,765	—	$—	$257	$(447,795)	$—	$57,227
Stock issued under employee equity incentive plans	148,678	—	—	—	—	—	—	—
Stock-based compensation expense	—	742	—	—	—	—	—	742
Repurchase of common stock	—	—	(463,543)	(3,192)	—	—	—	(3,192)
Net income attributable to Pixelworks, Inc.	—	—	—	—	—	(2,796)	—	(2,796)
Balance as of June 30, 2026	6,509,936	$505,507	(463,543)	$(3,192)	$257	$(450,591)	$—	$51,981

2025
Balance as of December 31, 2024	4,977,228	$490,619	—	$—	$4,693	$(505,880)	$23,050	$12,482
Stock issued under employee equity incentive plans	45,480	29	—	—	—	—	—	29
Stock-based compensation expense	—	751	—	—	—	—	—	751
Foreign currency translation adjustment	—	—	—	—	(252)	—	115	(137)
Registered direct offering	164,176	1,341	—	—	—	—	—	1,341
"At the market" equity offering	59,165	485	—	—	—	—	—	485
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(259)	(259)
Net loss attributable to Pixelworks, Inc.	—	—	—	—	—	(7,761)	—	(7,761)
Balance as of March 31, 2025	5,246,049	$493,225	—	$—	$4,441	$(513,641)	$22,906	$6,931
Stock issued under employee equity incentive plans	63,147	—	—	—	—	—	—	—
Stock-based compensation expense	—	739	—	—	—	—	—	739
Foreign currency translation adjustment	—	—	—	—	(566)	—	180	(386)
"At the market" equity offering	10,010	73	—	—	—	—	—	73
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(218)	(218)
Net loss attributable to Pixelworks, Inc.	—	—	—	—	—	(6,707)	—	(6,707)
Fractional share adjustment due to reverse stock split	157	—	—	—	—	—	—	—
Balance as of June 30, 2025	5,319,363	$494,037	—	$—	$3,875	$(520,348)	$22,868	$432

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
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357,000, or approximately $51,000 in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1,000 in U.S. dollars. Additionally, approximately RMB 8,700, or approximately $1,200 in U.S. dollars, which was being held in an escrow account was released to the Company on March 31, 2026 due to the resolution of a tax matter in China.
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
Condensed Consolidated Financial Statements
The financial information included herein for the three and six months ended June 30, 2026 and 2025 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2025 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2026 and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2026.
Significant Accounting Policies
There have been no material changes to our significant accounting policies disclosed in "Note 2: Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements—Codification Amendments ("ASU 2023-06") in Response to the SEC's Disclosure Update and Simplification Initiative. We are currently evaluating the impact of ASU 2023-06 on our consolidated financial statements and related disclosures and have not yet determined the effect of adoption, if any.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies and enhances interim reporting disclosure requirements. ASU 2025-11 will become effective for us in the year ending December 31, 2027. We are currently evaluating the impact of ASU 2025-11 on our consolidated financial statements and related disclosures and have not yet determined the effect of adoption, if any.
In December 2023, the FASB issued ASU No. 2023-09, Improvements To Income Tax Disclosures ("ASU 2023-09"), which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU No. 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted the ASU prospectively for the period ended December 31, 2025, adoption of the ASU has affected only our disclosures and does not impact our results of operations or financial condition.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. As of June 30, 2026, our significant estimates and judgments include those related to revenue recognition, useful lives and recoverability of equipment and other long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. As of June 30, 2025, we also considered valuation of excess and obsolete inventory and valuation of goodwill to require significant estimates and judgments. The actual results experienced could differ materially from our estimates.
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

The financial results of PWSH are presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statement of operations for the three and six months ended June 30, 2025. The following table presents financial results of PWSH:

	Three Months Ended	Six Months Ended
	June 30, 2025
Revenue, net	$8,091	$15,185
Cost of revenue	4,425	8,060
Operating expenses	8,456	16,920
Government subsidies received	801	814
Interest income and other, net	39	99
Loss before income taxes	(3,950)	(8,882)
Provision for income taxes	395	668
Net loss from discontinued operations	(4,345)	(9,550)
Net loss attributable to non-controlling interests and redeemable non-controlling interest	218	477
Net loss from discontinued operations attributable to Pixelworks, Inc.	$(4,127)	$(9,073)

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations:

Year Ended
December 31, 2025
Assets:
Cash and cash equivalents	$6,824
Accounts receivable, net	4,481
Inventories	3,484
Prepaid expenses and other current assets	1,136
Property and equipment, net	3,530
Operating lease right-of-use assets	375
Other assets, net	185
Goodwill	18,407
Total current assets	38,422
Total long-term assets	—
Total assets	$38,422

Year Ended
December 31, 2025
Liabilities:
Accounts payable	$720
Accrued liabilities and current portion of long-term liabilities	1,941
Short-term line of credit	2,145
Deposit liability	12,672
Current portion of income taxes payable	429
Operating lease liabilities, net of current portion	98
Total current liabilities	18,005
Total long-term liabilities	—
Total liabilities	$18,005

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2025
Depreciation and amortization	$480	$1,196
Stock-based compensation	245	574
Purchases of property and equipment	(193)	(209)

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. in 2017, whereby we recorded goodwill of $18,407 that was classified as an asset held for sale as of December 31, 2025. Following the Sale on January 6, 2026, goodwill is no longer classified as an asset of Pixelworks Inc.

NOTE 3: BALANCE SHEET COMPONENTS
Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Gross property and equipment	$5,118	$6,235
Less: accumulated depreciation and amortization	(4,903)	(6,030)
Property and equipment, net	$215	$205

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	June 30, 2026	December 31, 2025
Operating lease liabilities, current	$285	$441
Accrued payroll and related liabilities	254	608
Accrued costs related to restructuring	50	—
Other	368	923
Accrued liabilities and current portion of long-term liabilities	$957	$1,972
Shareholders’ Equity
Our board of directors approved a share repurchase program on March 30, 2026, under which our Chief Executive Officer and Chief Financial Officer, or either of them, are authorized to direct the purchase of up to $5,000 of our common stock over a two-year period beginning May 15, 2026. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. We repurchased 464 shares for $3,192 in the second quarter of 2026.

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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Assets:
Cash equivalents:
Money market funds	$51,501	$—	$—	$51,501

As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	$9,276	$—	$—	$9,276
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
Total restructuring expense included in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2026 and 2025 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses — restructuring:
Employee severance and benefits	$37	$—	$1,967	$—
Entity dissolution costs	57	—	122	—
	94	—	2,089	—
Total restructuring expense	$94	$—	$2,089	$—

The following is a roll forward of the accrued liabilities related to restructuring for the six month period ended June 30, 2026:

	Balance as of December 31, 2025	Expensed	Payments	Balance as of June 30, 2026
Employee severance and benefits	$—	$1,967	$(1,917)	$50
Entity dissolution costs	—	122	(122)	—
Total accrued costs related to restructuring	$—	$2,089	$(2,039)	$50

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
We have operating leases primarily for office buildings. Our leases have remaining lease terms of one year to two years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost:	$137	$146	$300	$293

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$281	$236
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	—	—
Weighted average remaining lease term (in years)	1.45	2.16
Weighted average discount rate	8.74%	8.67%

Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows:

Operating Lease Payments
Six months ending December 31, 2026	$170
Years ending December 31:
2027	265
2028	49
Total operating lease payments	484
Less imputed interest	(34)
Total operating lease liabilities	$450

As of June 30, 2026, we had no operating lease liabilities that had not commenced.

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
Contract assets and contract liabilities recorded on the condensed consolidated balance sheets related to continuing operations were immaterial as of June 30, 2026 and December 31, 2025.
NOTE 8: INCOME TAXES
The provision for income taxes during the 2026 and 2025 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $87 and $261 during the first six months of 2026 and 2025, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant domestic deferred income tax expense or benefit. In connection with the anticipated closure of our Taiwan subsidiary, we have recorded a valuation allowance against our Taiwan net deferred tax assets as of June 30, 2026. We have not recorded a valuation allowance against our other net deferred tax assets, as we believe that it is more likely than not that we will realize a benefit from those assets.
As of June 30, 2026 and December 31, 2025, the amount of our uncertain tax positions was a liability of $19 and $106, respectively, as well as a contra deferred tax asset of $1,361 and $1,320, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in our unrecognized tax benefits and associated interest and penalties of approximately $19 within the next 12 months due to the expiration of statutes of limitations in foreign jurisdictions. We recognize interest and penalties related to the uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 9: INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(2,796)	$(2,580)	$(7,365)	$(5,395)
Net income (loss) from discontinued operations, net of income taxes	—	(4,345)	85,153	(9,550)
Net income (loss)	(2,796)	(6,925)	77,788	(14,945)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	—	218	—	477
Net income (loss) attributable to Pixelworks, Inc.	$(2,796)	$(6,707)	$77,788	$(14,468)
Weighted average shares outstanding - basic	6,294	5,282	6,323	5,166
Dilutive effect of employee equity incentive plans	—	—	120	—
Diluted weighted average shares outstanding	6,294	5,282	6,443	5,166

Net loss from continuing operations per share - basic and diluted	$(0.44)	$(0.49)	$(1.16)	$(1.04)
Net income (loss) from discontinued operations per share:
Basic	$—	$(0.82)	$13.47	$(1.85)
Diluted	$—	$(0.82)	$13.22	$(1.85)
Net income (loss) attributable to Pixelworks, Inc. per share:
Basic	$(0.44)	$(1.27)	$12.30	$(2.80)
Diluted	$(0.44)	$(1.27)	$12.07	$(2.80)

Basic and diluted earnings (loss) per share was computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. For the three and six months ended June 30, 2025, the numerator adjustments include an allocation of PWSH income to the non-controlling interests, the redeemable non-controlling interests and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. All minority interests were derecognized in the Sale completed on January 6, 2026 and therefore no allocation of income has been made to non-controlling interests, redeemable non-controlling interests or employee owned entities for the three or six months ended June 30, 2026. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.
The following shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Employee equity incentive plans	287	343	—	314

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
The CODM regularly reviews the Consolidated Statements of Operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses associated with continuing operations was $2,080 and $2,362 for the six months ended June 30, 2026 and June 30, 2025, respectively. Other segment items include restructuring, outside services, depreciation and amortization, accounting and legal fees, and other expenses. Other segment items included in operating expenses associated with continuing operations was $6,486 and $3,346 for the six months ended June 30, 2026 and June 30, 2025, respectively. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue attributable to continuing operations all originated in the geographic region of Australia. Substantially all of the Company’s long‑lived assets are located in the United States.

Significant Customers

We had one customer that represented 10% or more of revenue in the three and six months ended June 30, 2026 and one customer that represented 10% or more of revenue in the three and six months ended June 30, 2025.

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

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of June 30, 2026, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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

NOTE 13: REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY INTEREST OF PWSH SOLD TO EMPLOYEES
Redeemable Non-Controlling Interest ("RNCI")
On August 9, 2021, Pixelworks and PWSH entered into a capital increase agreement with certain private equity and strategic investors based in China (collectively, the “Investors”) and certain entities which collectively are owned by approximately 75% of the employees of PWSH and its subsidiaries (collectively, the “2021 ESOP” and together with the Investors, the “Capital Contributors”). Pursuant to the capital increase agreement, the Investors invested approximately $30,844 in exchange for a redeemable non-controlling equity interest of 10.45% of PWSH and the 2021 ESOP invested approximately $12,329 in exchange for a redeemable non-controlling equity interest representing 5.95% of PWSH (the “2021 ESOP Interests”).
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
The change in RNCI for the six months ended June 30, 2026 are presented in the following table:

Carrying Value of RNCI as of January 1, 2026	$28,600
Distributions to redeemable non-controlling interests	(28,600)
Carrying Value of RNCI as of June 30, 2026	$—
Equity Interest of PWSH Sold to Employees
On December 21, 2022, Pixelworks and PWSH entered into another capital increase agreement with an entity owned by certain of the employees of PWSH (the “2022 ESOP,” and together with the 2021 ESOP, the “ESOP”). The 2022 ESOP invested approximately $1,407 in exchange for a redeemable non-controlling equity interest representing 0.54%, of PWSH (the “2022 ESOP Interests,” and together with the 2021 ESOP Interests, the “ESOP Interests”).
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

NOTE 14: NON-CONTROLLING INTEREST
On August 15, 2022, Pixelworks and PWSH entered into an equity transfer agreement with certain private equity investors based in China. Pursuant to the equity transfer agreement, the Purchasers paid approximately $10,738, net of issuance costs, in exchange for a 2.74% equity interest in PWSH (the “August 2022 NCI”). In addition, as part of the capital increase agreement entered into on December 21, 2022, as described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees," certain private equity investors paid approximately $14,596, net of issuance costs, in exchange for a 2.76%, equity interest in PWSH (the “December 2022 NCI,” and together with the August 2022 NCI, the “NCI”).
The equity transfer agreement provides a right consistent with that set forth in the December 2022 capital increase agreement, as described in "Note 13: Redeemable Non-Controlling Interest and Equity Interest of PWSH Sold to Employees," pursuant to which, in the event of a change in control of PWSH prior to the filing of its application for the Listing, each NCI holder would be entitled to a minimum return of 10% on its original purchase price, payable by Pixelworks in cash from the proceeds of such change in control following its closing.
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

The change in NCI for the six months ended June 30, 2026 is presented in the following table:

Carrying Value of Permanent Equity NCI as of January 1, 2026	$22,898
Distributions to non-controlling interests	(22,898)
Carrying Value of Permanent Equity NCI as of June 30, 2026	$—

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except per share data)
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
On January 6, 2026 (the “Closing Date”), the Company completed the previously announced sale (the “Sale”) of all of the shares of common stock of Pixelworks Semiconductor Technology (Shanghai) Co., Ltd. (“PWSH”) held by Pixelworks Semiconductor Technology Company, LLC, a wholly owned subsidiary of the Company (“Pixelworks LLC”), to Tiansui Xinyuan Technology (Shanghai) Co., Ltd. (the “Buyer”). The terms of the Sale were set forth in a Purchase Agreement dated as of October 15, 2025 (the “Purchase Agreement”), among the Company, PWSH, Pixelworks LLC, all other shareholders of PWSH except VeriSilicon Microelectronics (Shanghai) Co., Ltd. (each, a “Selling Shareholder"), and the Buyer. Each Selling Shareholder and VeriSilicon Microelectronics (Shanghai) Co., Ltd. (collectively, the “Minority Shareholders”) and Pixelworks LLC also entered into Support Agreements (the “Support Agreements”), and Pixelworks LLC, PWSH and each of the Minority Shareholders entered into a Termination and Release Agreement (the “Release Agreement”), in each case dated October 14, 2025. On the Closing Date: (i) Pixelworks LLC transferred to the Minority Shareholders shares of PWSH capital stock representing a total of approximately 29% of the total outstanding shares of PWSH capital stock; (ii) the Selling Shareholders sold and transferred all of their PWSH shares to the Buyer; (iii) Pixelworks LLC sold and transferred its remaining shares of PWSH capital stock, representing approximately 49% of the total outstanding shares of PWSH capital stock, to the Buyer; and (iv) the Buyer paid the Company approximately RMB 357,000, or approximately $51,000 in U.S. dollars, net of transaction costs and withholding taxes paid in China. The remaining transaction expenses incurred by the Company in connection with the Sale, not including compensation that has been paid to the Company’s executive officers and other employees, totaled approximately $1,000 in U.S. dollars. Additionally, approximately RMB 8,700, or approximately $1,200 in U.S. dollars, which was being held in an escrow account was released to the Company on March 31, 2026 due to the resolution of a tax matter in China.
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

Results of Operations
Except as noted otherwise, all results exclude discontinued operations.
Revenue, net
Net revenue for the three and six months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenue, net	$64	$159	(60)%	$510	$159	221%

Revenue recorded in the three and six months ended June 30, 2026 and 2025 was related to the category of services.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended June 30, 2026 and 2025, were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of revenue	2025	% of revenue	2026	% of revenue	2025	% of revenue
Total cost of revenue	$25	39%	$46	29%	$218	43%	$53	33%
Gross profit	$39	61%	$113	71%	$292	57%	$106	67%

Cost of revenue recorded in the three and six months ended June 30, 2026 and 2025 was primarily related to remastering services performed in connection with the associated service revenue

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three and six months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
Research and development	$1,195	$896	33%	$2,160	$1,866	16%

Research and development expense increased $299, or 33%, in the second quarter of 2026 compared to the second quarter of 2025 and increased $294, or 16%, in the first half of 2026 compared to the first half of 2025. The increases in the 2026 periods compared to the 2025 periods were primarily due to an increase in stock based compensation expense due to the timing of awards granted, an increase in compensation expense due to annual merit-based salary increases occurring in the first quarter of 2026 and a general increase in outside services expense.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, allocations for facilities and information technology expenses, travel, outside services and other general expenses incurred in our sales, marketing, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and six months ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
Selling, general and administrative	$2,114	$1,728	22%	$4,317	$3,842	12%

Selling, general and administrative expense increased $386, or 22%, in the second quarter of 2026 compared to the second quarter of 2025 and increased $475, or 12%, in the first half of 2026 compared to the first half of 2025. The increases in the 2026 periods compared to the 2025 periods were primarily due to an increase in stock based compensation expense due to the timing of awards granted, an increase in compensation expense due to annual merit-based salary increases occurring in the first quarter of 2026, an increase in professional services primarily associated with the sale of PWSH and a general increase in outside services expense.

Restructurings
In the first quarter of 2026, we executed a restructuring plan to eliminate several positions that would no longer be necessary after the Sale (the "2026 Plan"). The 2026 Plan included an approximately 43% reduction in workforce associated with our continuing operations, in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense for the three and six month periods ended June 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Employee severance and benefits	$37	$—	$1,967	$—
Entity dissolution costs	57	—	122	—
Total restructuring expense	$94	$—	$2,089	$—

Included in operating expenses	$94	—	2,089	—

During the three months ended June 30, 2026, we recorded $94 in restructuring expense related to the 2026 Plan, which primarily consisted of costs associated with dissolving an entity that was no longer necessary after the Sale. During the three months ended June 30, 2025, we did not record any restructuring expense. During the six months ended June 30, 2026, we recorded $2,089 in restructuring expense related to the 2026 Plan, which primarily consisted of costs associated with employee severance and benefits. During the six months ended June 30, 2025, we did not record any restructuring expense. We do not expect to incur any additional restructuring charges related to the 2026 Plan.
Provision for income taxes
The provision for income taxes during the three and six month periods ended June 30, 2026 and 2025 is primarily composed of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $87 and $261 during the first six months of 2026 and 2025, respectively.
Net income (loss) from discontinued operations (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
Net income (loss) from discontinued operations, net of income taxes	$—	$(4,345)	(100)%	$85,153	$(9,550)	(992)%
Net income (loss) from discontinued operations increased $4,345 in the second quarter of 2026 compared to the second quarter of 2025. The change was primarily driven by an $8,456 reduction in operating expenses, partially offset by a $3,666 decrease in gross profit.
Net income (loss) from discontinued operations increased $94,703 in the first half of 2026 compared to the first half of 2025. The increase was primarily driven by the $85,153 gain on the Sale compared to a loss of $9,550 in the 2025 period. The 2025 loss was largely due to $16,920 in operating expenses, partially offset by $7,125 in gross profit.
Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased approximately $41,645 to $52,888 at June 30, 2026 from $11,243 at December 31, 2025. The net increase during the first six months of 2026 was primarily the result of $51,261 in proceeds from the Sale, net of transaction costs, partially offset by $6,295 used in operating activities and $3,192 used to repurchase the Company's common stock.
As of June 30, 2026, our cash and cash equivalents balance consisted of $1,387 in cash and $51,501 in cash equivalents held in U.S. dollar denominated money market funds. Although we did not hold short- or long-term investments as of June 30, 2026, our investment policy as updated effective August 7, 2026, requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, each investment must have a short-term credit rating under at least one of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) at or above a minimum threshold set forth in the investment policy. Our investment policy is reviewed at least annually by our Audit Committee.
Liquidity and capital resources
As of June 30, 2026, our cash and cash equivalents balance of $52,888 was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Repurchase of common stock
Our board of directors approved a share repurchase program on March 30, 2026, under which our Chief Executive Officer and Chief Financial Officer, or either of them, are authorized to direct the purchase of up to $5,000 of our common stock over a two-year period beginning May 15, 2026. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. We repurchased 464 shares for $3,192 in the second quarter of 2026.
Other than as set forth above, there were no material changes to our liquidity and capital resources during the six month period ended June 30, 2026 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. As of June 30, 2026, our significant estimates and judgments include those related to revenue recognition, useful lives and recoverability of equipment and other long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. As of June 30, 2025, we also considered valuation of excess and obsolete inventory and valuation of goodwill to require significant estimates and judgments. The actual results experienced could differ materially from our estimates.
There have been no material changes to these estimates, or the policies related to them during the six months ended June 30, 2026. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table summarizes information related to stock repurchases during the quarter ended June 30, 2026.

(In thousands, except per share data)

Month	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (2)
April 1 - April 30, 2026	—	$—	—	$5,000
May 1 - May 31, 2026	170	6.96	170	3,819
June 1 - June 30, 2026	294	6.84	294	1,809
Total	464		464

(1) Average price paid per share includes commissions paid to our broker and excludes excise taxes incurred on share repurchases.
(2) Our board of directors approved a share repurchase program on March 30, 2026, under which the Company’s Chief Executive Officer and Chief Financial Officer, or either of them, are authorized to direct the purchase of up to $5,000 of the Company’s common stock over a two-year period beginning May 15, 2026. As of June 30, 2026, the Company had repurchased 464 shares at an aggregate purchase price of $3,192.

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

PIXELWORKS, INC.

Dated:	August 11, 2026	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)