Form 10-Q
period 2026-09-30
PIXELWORKS, INC
filed 2026-11-12
CIK 1040161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 5,972,087 as of November 6, 2026.

PIXELWORKS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.
PIXELWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$40,892	$11,243
Short-term marketable securities	8,932	—
Accounts receivable, net	95	—
Prepaid expenses and other current assets	386	568
Current assets held for sale	—	38,422
Total current assets	50,305	50,233
Property and equipment, net	190	205
Operating lease right-of-use assets	461	704
Other assets, net	61	121
Total assets	$51,017	$51,263
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$328	$—
Accrued liabilities and current portion of long-term liabilities	984	1,972
Current portion of income taxes payable	—	43
Current liabilities held for sale	—	18,005
Total current liabilities	1,312	20,020
Operating lease liabilities, net of current portion	154	298
Income taxes payable, net of current portion	481	508
Deferred tax liability	—	31
Total liabilities	1,947	20,857
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	—	28,600
Shareholders’ equity:
Preferred stock	—	—
Common stock	506,624	504,405
Treasury stock, at cost	(4,432)	—
Accumulated other comprehensive income	244	2,882
Accumulated deficit	(453,366)	(528,379)
Total Pixelworks, Inc. shareholders’ equity (deficit)	49,070	(21,092)
Non-controlling interest	—	22,898
Total shareholders' equity	49,070	1,806
Total liabilities, redeemable non-controlling interest and shareholders’ equity	$51,017	$51,263
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net	$378	$241	$888	$400
Cost of revenue	30	24	248	77
Gross profit	348	217	640	323
Operating expenses:
Research and development (1)	1,472	932	3,632	2,798
Selling, general and administrative (2)	2,311	1,902	6,627	5,746
Restructuring	—	—	2,089	—
Total operating expenses	3,783	2,834	12,348	8,544
Loss from operations	(3,435)	(2,617)	(11,708)	(8,221)
Interest income and other	648	(3)	1,544	62
Loss before income taxes	(2,787)	(2,620)	(10,164)	(8,159)
Benefit for income taxes	(12)	(57)	(24)	(201)
Net loss from continuing operations	(2,775)	(2,563)	(10,140)	(7,958)
Net income (loss) from discontinued operations, net of income taxes	—	(2,030)	85,153	(11,580)
Net income (loss)	(2,775)	(4,593)	75,013	(19,538)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	—	161	—	638
Net income (loss) attributable to Pixelworks, Inc.	$(2,775)	$(4,432)	$75,013	$(18,900)

Net loss from continuing operations per share - basic and diluted	$(0.46)	$(0.47)	$(1.63)	$(1.51)
Net income (loss) from discontinued operations per share:
Basic	$—	$(0.37)	$13.66	$(2.20)
Diluted	$—	$(0.37)	$13.36	$(2.20)
Net income (loss) attributable to Pixelworks, Inc. per share:
Basic	$(0.46)	$(0.81)	$12.03	$(3.59)
Diluted	$(0.46)	$(0.81)	$11.77	$(3.59)
Weighted average shares outstanding:
Basic	6,056	5,440	6,233	5,258
Diluted	6,056	5,440	6,375	5,258

(1) Includes stock-based compensation	353	100	566	344

(2) Includes stock-based compensation	759	483	1,643	1,156
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(2,775)	$(4,593)	$75,013	$(19,538)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(13)	—	(13)	—
Derecognition of cumulative foreign currency translation adjustment	—	—	(2,680)	—
Deferred tax adjustment	—	—	55	—
Foreign currency translation adjustment	—	(231)	—	(1,049)
Comprehensive income (loss)	(2,788)	(4,824)	72,375	(20,587)
Less: comprehensive loss attributable to redeemable non-controlling interest and non-controlling interest	—	161	—	638
Total comprehensive income (loss) attributable to Pixelworks, Inc.	$(2,788)	$(4,663)	$72,375	$(19,949)
See accompanying notes to condensed consolidated financial statements.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$75,013	$(19,538)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of PWSH	(85,153)	—
Stock-based compensation	2,209	2,245
Depreciation and amortization	189	2,047
Reversal of uncertain tax positions	(87)	(261)
Loss on asset disposal	14	34
Deferred income tax expense (benefit)	7	(122)
Changes in operating assets and liabilities:
Accounts receivable, net	(95)	121
Inventories	—	1,061
Prepaid expenses and other current and long-term assets, net	697	1,230
Accounts payable	326	283
Accrued current and long-term liabilities	(1,227)	(1,125)
Income taxes payable	16	(103)
Net cash used in operating activities	(8,091)	(14,128)
Cash flows from investing activities:
Proceeds from sale of PWSH, net of cash disposed of and transaction costs	44,437	—
Purchases of short-term marketable securities	(8,932)	—
Purchases of property and equipment	(167)	(403)
Asset related government subsidies received	—	754
Net cash provided by investing activities	35,338	351
Cash flows from financing activities:
Repurchase of common stock	(4,432)	—
Proceeds from issuance of common stock under employee equity incentive plans	10	48
Net proceeds from "at the market" equity offering	—	2,952
Proceeds from short-term line of credit	—	1,404
Net proceeds from "registered direct offering"	—	1,341
Payments on asset financings	—	(1,004)
Net cash (used in) provided by financing activities	(4,422)	4,741
Net increase (decrease) in cash and cash equivalents	22,825	(9,036)
Cash and cash equivalents, beginning of period	18,067	23,647
Cash and cash equivalents, end of period	$40,892	$14,611

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes, net of refunds received	$29	$499
Cash paid during the period for interest	—	99
Non-cash investing and financing activities:
Acquisitions of property and equipment and other assets, unpaid at period end.	$3	$6
See accompanying notes to condensed consolidated financial statements.

(a) The cash flows related to discontinued operations have not been segregated. Accordingly, the Condensed Consolidated Statements of Cash Flows include results of continuing and discontinued operations.

PIXELWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity (Deficit)
2026	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	6,336,957	$504,405	—	$—	$2,882	$(528,379)	$22,898	$1,806
Stock issued under employee equity incentive plans	24,301	5	—	—	—	—	—	5
Stock-based compensation expense	—	355	—	—	—	—	—	355
Distributions to non-controlling interests & derecognition of cumulative foreign currency translation adjustment	—	—	—	—	(2,680)	—	(22,898)	(25,578)
Deferred tax adjustment	—	—	—	—	55	—	—	55
Net income attributable to Pixelworks, Inc.	—	—	—	—	—	80,584	—	80,584
Balance as of March 31, 2026	6,361,258	$504,765	—	$—	$257	$(447,795)	$—	$57,227
Stock issued under employee equity incentive plans	148,678	—	—	—	—	—	—	—
Stock-based compensation expense	—	742	—	—	—	—	—	742
Repurchase of common stock	—	—	(463,543)	(3,192)	—	—	—	(3,192)
Net loss attributable to Pixelworks, Inc.	—	—	—	—	—	(2,796)	—	(2,796)
Balance as of June 30, 2026	6,509,936	$505,507	(463,543)	$(3,192)	$257	$(450,591)	$—	$51,981
Stock issued under employee equity incentive plans	101,223	5	—	—	—	—	—	5
Stock-based compensation expense	—	1,112	—	—	—	—	—	1,112
Repurchase of common stock	—	—	(175,529)	(1,240)	—	—	—	(1,240)
Unrealized loss on available-for-sale securities	—	—	—	—	(13)	—	—	(13)
Net loss attributable to Pixelworks, Inc.	—	—	—	—	—	(2,775)	—	(2,775)
Balance as of September 30, 2026	6,611,159	$506,624	(639,072)	$(4,432)	$244	$(453,366)	$—	$49,070

2025
Balance as of December 31, 2024	4,977,228	$490,619	—	$—	$4,693	$(505,880)	$23,050	$12,482
Stock issued under employee equity incentive plans	45,480	29	—	—	—	—	—	29
Stock-based compensation expense	—	751	—	—	—	—	—	751
Foreign currency translation adjustment	—	—	—	—	(252)	—	115	(137)
Registered direct offering	164,176	1,341	—	—	—	—	—	1,341
"At the market" equity offering	59,165	485	—	—	—	—	—	485
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(259)	(259)
Net loss attributable to Pixelworks, Inc.	—	—	—	—	—	(7,761)	—	(7,761)
Balance as of March 31, 2025	5,246,049	$493,225	—	$—	$4,441	$(513,641)	$22,906	$6,931
Stock issued under employee equity incentive plans	63,147	—	—	—	—	—	—	—
Stock-based compensation expense	—	739	—	—	—	—	—	739
Foreign currency translation adjustment	—	—	—	—	(566)	—	180	(386)
"At the market" equity offering	10,010	73	—	—	—	—	—	73
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(218)	(218)
Net loss attributable to Pixelworks, Inc.	—	—	—	—	—	(6,707)	—	(6,707)
Fractional share adjustment due to reverse stock split	157	—	—	—	—	—	—	—
Balance as of June 30, 2025	5,319,363	$494,037	—	$—	$3,875	$(520,348)	$22,868	$432
Stock issued under employee equity incentive plans	29,131	19	—	—	—	—	—	19
Stock-based compensation expense	—	754	—	—	—	—	—	754
Foreign currency translation adjustment	—	—	—	—	(231)	—	73	(158)
"At the market" equity offering	278,384	2,394	—	—	—	—	—	2,394
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(161)	(161)
Net loss attributable to Pixelworks, Inc.	—	—	—	—	—	(4,432)	—	(4,432)
Balance as of September 30, 2025	5,626,878	$497,204	—	$—	$3,644	$(524,780)	$22,780	$(1,152)
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
As a result of the Sale, Pixelworks no longer operates a semiconductor business, which included the businesses that it previously described as “Mobile” (smartphone and tablet) and “Home & Enterprise” (projectors, personal video recorders, and over-the-air streaming devices). Following the Sale, the Company is focused on developing and licensing cinematic visualization solutions, including its flagship TrueCut Motion® platform. For more information regarding the events leading up to the Sale, and about the Mobile and Home & Enterprise businesses, see Item 1 under the heading “Overview” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025 (the “2024 10-K”).
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
Condensed Consolidated Financial Statements
The financial information included herein for the three and nine months ended September 30, 2026 and 2025 is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is unaudited. Such information reflects all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial statements for these interim periods. The financial information as of December 31, 2025 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in Item 8 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2026 and should be read in conjunction with such consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results expected for future periods or for the entire fiscal year ending December 31, 2026.
Significant Accounting Policies
Other than as set forth below pertaining to marketable securities, there have been no material changes to our significant accounting policies disclosed in "Note 2: Summary of Significant Accounting Policies", of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Marketable Securities
Our investments in marketable securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income (loss), a component of shareholders’ equity. The cost of securities sold is based on the specific identification method.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies and enhances interim reporting disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027. We are currently evaluating the impact of ASU 2025-11 on our consolidated financial statements and related disclosures and have not yet determined the effect of adoption, if any.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. ASU 2024-03 is effective for interim reporting periods within annual periods beginning after December 15, 2027. We are evaluating the impact that the adoption of ASU 2024-03 will have on our financial position, results of operations and cash flows.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. As of September 30, 2026, our significant estimates and judgments include those related to revenue recognition, useful lives and recoverability of equipment and other long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. As of September 30, 2025, we also considered valuation of excess and obsolete inventory and valuation of goodwill to require significant estimates and judgments. The actual results experienced could differ materially from our estimates.
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

The financial results of PWSH are presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025. The following table presents financial results of PWSH:

	Three Months Ended	Nine Months Ended
	September 30, 2025
Revenue, net	$8,530	$23,715
Cost of revenue	4,376	12,436
Operating expenses	7,159	24,077
Government subsidies received	467	1,281
Interest income and other, net	54	152
Loss before income taxes	(2,484)	(11,365)
Provision for income taxes	(454)	215
Net loss from discontinued operations	(2,030)	(11,580)
Net loss attributable to non-controlling interests and redeemable non-controlling interest	161	638
Net loss from discontinued operations attributable to Pixelworks, Inc.	$(1,869)	$(10,942)

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations:

Year Ended
December 31, 2025
Assets:
Cash and cash equivalents	$6,824
Accounts receivable, net	4,481
Inventories	3,484
Prepaid expenses and other current assets	1,136
Property and equipment, net	3,530
Operating lease right-of-use assets	375
Other assets, net	185
Goodwill	18,407
Total current assets	38,422
Total long-term assets	—
Total assets	$38,422

Year Ended
December 31, 2025
Liabilities:
Accounts payable	$720
Accrued liabilities and current portion of long-term liabilities	1,941
Short-term line of credit	2,145
Deposit liability	12,672
Current portion of income taxes payable	429
Operating lease liabilities, net of current portion	98
Total current liabilities	18,005
Total long-term liabilities	—
Total liabilities	$18,005

The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2025
Depreciation and amortization	$557	$1,753
Stock-based compensation	171	744
Purchases of property and equipment	(37)	(246)

Goodwill
Goodwill resulted from the acquisition of ViXS Systems, Inc. in 2017, whereby we recorded goodwill of $18,407 that was classified as an asset held for sale as of December 31, 2025. Following the Sale on January 6, 2026, goodwill is no longer classified as an asset of Pixelworks Inc.

NOTE 3: BALANCE SHEET COMPONENTS
Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Gross property and equipment	$5,152	$6,235
Less: accumulated depreciation and amortization	(4,962)	(6,030)
Property and equipment, net	$190	$205

Accrued Liabilities and Current Portion of Long-Term Liabilities
Accrued liabilities and current portion of long-term liabilities consist of the following:

	September 30, 2026	December 31, 2025
Operating lease liabilities, current	$339	$441
Accrued payroll and related liabilities	212	608
Accrued costs related to restructuring	24	—
Other	409	923
Accrued liabilities and current portion of long-term liabilities	$984	$1,972
Shareholders’ Equity
Our board of directors approved a share repurchase program on March 30, 2026, under which our Chief Executive Officer and Chief Financial Officer, or either of them, are authorized to direct the purchase of up to $5,000 of our common stock over a two-year period beginning May 15, 2026. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. We repurchased 639 shares for $4,432 in the nine months ended September 30, 2026.

NOTE 4: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
We did not hold any short-term marketable securities as of December 31, 2025. As of September 30, 2026, all of our marketable securities are classified as available-for-sale, have contractual maturities of one year or less and consist of the following:

	Cost	Unrealized Loss	Fair Value
Short-term marketable securities:
As of September 30, 2026:
Commercial paper	4,971	(4)	4,967
U.S. government treasury bills	3,966	(1)	3,965
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
The following table presents information about our assets measured at fair value on a recurring basis in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
As of September 30, 2026:
Assets:
Cash equivalents:
Commercial paper	$—	$29,899	$—	$29,899
Money market funds	5,538	—	—	5,538
U.S. government treasury bills	3,990	—	—	3,990
Short-term marketable securities:
Commercial paper	—	4,967	—	4,967
U.S. government treasury bills	3,965	—	—	3,965

As of December 31, 2025:
Assets:
Cash equivalents:
Money market funds	$9,276	$—	$—	$9,276
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
Total restructuring expense included in our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2026 and 2025 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses — restructuring:
Employee severance and benefits	$—	$—	$1,967	$—
Entity dissolution costs	—	—	122	—
Total restructuring expense	$—	$—	$2,089	$—

The following is a roll forward of the accrued liabilities related to restructuring for the nine month period ended September 30, 2026:

	Balance as of December 31, 2025	Expensed	Payments	Balance as of September 30, 2026
Employee severance and benefits	$—	$1,967	$(1,943)	$24
Entity dissolution costs	—	122	(122)	—
Total accrued costs related to restructuring	$—	$2,089	$(2,065)	$24

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
We have operating leases primarily for office buildings. Our leases have remaining lease terms of one year to two years. Supplemental information related to lease expense and valuation of the ROU assets and lease liabilities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost:	$132	$144	$432	$437

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$353	$358
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	135	—
Weighted average remaining lease term (in years)	1.49	1.98
Weighted average discount rate	8.28%	8.68%

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows:

Operating Lease Payments
Three months ending December 31, 2026	$90
Years ending December 31:
2027	348
2028	87
Total operating lease payments	525
Less imputed interest	(32)
Total operating lease liabilities	$493

As of September 30, 2026, we had no operating lease liabilities that had not commenced.

NOTE 7: REVENUE
Revenue is recognized when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our principal revenue generating activities consist of the following:
Services - We enter into contracts for professional services to use our technology to produce TrueCut Motion versions of cinematic titles. We identify each performance obligation at contract inception. The professional services contract generally includes project deliverables specified by the customer and the performance obligations are generally combined into one deliverable, with the pricing for services stated at a fixed amount. Services provided under these agreements generally result in the transfer of control over time; therefore, we recognize revenue based on the proportion of the film title that has been processed relative to the total processing required to complete the applicable title.
License Revenue - We enter into license agreements related to the distribution and display of TrueCut Motion content, and on occasion related to the use of our TrueCut Motion software by a customer or a third party. Fees under these agreements generally include license fees or royalty fees relating to our IP. We evaluate each performance obligation, which generally results in the transfer of control at a point in time.
Revenue in 2026 was a combination of license and service revenue. Revenue in 2025 was primarily related to the category of services.
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
The following table presents the contract assets and contract liabilities recorded on the condensed consolidated balance sheets related to continuing operations as of September 30, 2026 and December 31, 2025:

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Accounts receivable	Accounts receivable, net	$95	$—
Deferred revenue	Accrued liabilities and current portion of long-term liabilities	17	—
NOTE 8: INCOME TAXES
The provision for income taxes during the 2026 and 2025 periods is primarily comprised of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $87 and $261 during the first nine months of 2026 and 2025, respectively.
As we do not believe that it is more likely than not that we will realize a benefit from our U.S. net deferred tax assets, including net operating losses, we continue to provide a full valuation allowance against essentially all of those assets, therefore, we do not incur significant domestic deferred income tax expense or benefit. In connection with the anticipated closure of our Taiwan subsidiary, we have recorded a valuation allowance against our Taiwan net deferred tax assets as of September 30, 2026. We have not recorded a valuation allowance against our other net deferred tax assets, as we believe that it is more likely than not that we will realize a benefit from those assets.
As of September 30, 2026 and December 31, 2025, the amount of our uncertain tax positions was a liability of $19 and $106, respectively, as well as a contra deferred tax asset of $1,361 and $1,320, respectively. A number of years may elapse before an uncertain tax position is resolved by settlement or statute of limitation. Settlement of any particular positions could require the use of cash. If the uncertain tax positions we have accrued for are sustained by the taxing authorities in our favor, the reduction of the liability will reduce our effective tax rate. We reasonably expect reductions in our unrecognized tax benefits and associated interest and penalties of approximately $19 within the next 12 months due to the expiration of statutes of limitations in foreign jurisdictions. We recognize interest and penalties related to the uncertain tax positions in income tax expense in our consolidated statements of operations.

NOTE 9: INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(2,775)	$(2,563)	$(10,140)	$(7,958)
Net income (loss) from discontinued operations, net of income taxes	—	(2,030)	85,153	(11,580)
Net income (loss)	(2,775)	(4,593)	75,013	(19,538)
Less: Net loss attributable to redeemable non-controlling interest and non-controlling interest	—	161	—	638
Net income (loss) attributable to Pixelworks, Inc.	$(2,775)	$(4,432)	$75,013	$(18,900)
Weighted average shares outstanding - basic	6,056	5,440	6,233	5,258
Dilutive effect of employee equity incentive plans	—	—	142	—
Diluted weighted average shares outstanding	6,056	5,440	6,375	5,258

Net loss from continuing operations per share - basic and diluted	$(0.46)	$(0.47)	$(1.63)	$(1.51)
Net income (loss) from discontinued operations per share:
Basic	$—	$(0.37)	$13.66	$(2.20)
Diluted	$—	$(0.37)	$13.36	$(2.20)
Net income (loss) attributable to Pixelworks, Inc. per share:
Basic	$(0.46)	$(0.81)	$12.03	$(3.59)
Diluted	$(0.46)	$(0.81)	$11.77	$(3.59)

Basic and diluted earnings (loss) per share was computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. For the three and nine months ended September 30, 2025, the numerator adjustments include an allocation of PWSH income to the non-controlling interests, the redeemable non-controlling interests and the employee owned entities. The equity interest associated with the employee-owned entities are considered participating securities at PWSH and will be allocated income, however, they are not required to fund losses, and therefore, no allocations of losses will be made to the employee owned entities in periods of loss at PWSH. All minority interests were derecognized in the Sale completed on January 6, 2026 and therefore no allocation of income has been made to non-controlling interests, redeemable non-controlling interests or employee owned entities for the three or nine months ended September 30, 2026. Potentially dilutive common shares from employee equity incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the employee stock purchase plan.
The following shares were excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Employee equity incentive plans	386	318	—	314

NOTE 10: SEGMENT INFORMATION
Following the Sale, we continue to operate in one segment consisting of licensing and services for content creation, remastering and video streaming, and display of cinematic video. We generate our revenue primarily from services provided for remastering content and from licensing. The chief operating decision maker, or CODM, is our CEO. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Condensed Consolidated Statement of Operations.
The CODM regularly reviews the Consolidated Statements of Operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Employee base compensation included in operating expenses associated with continuing operations was $3,060 and $3,545 for the nine months ended September 30, 2026 and September 30, 2025, respectively. Other segment items include restructuring, outside services, depreciation and amortization, accounting and legal fees, and other expenses. Other segment items included in operating expenses associated with continuing operations was $9,288 and $4,999 for the nine months ended September 30, 2026 and September 30, 2025, respectively. The CODM does not regularly review segment assets to make decisions regarding the allocation of resources, and as such the Company has not included assets.
Geographic Information
Revenue attributable to continuing operations all originated in the geographic region of Australia or the United States. Substantially all of the Company’s long‑lived assets are located in the United States.

Significant Customers

We had two customers that represented 10% or more of revenue in the three and nine months ended September 30, 2026 and in the three and nine months ended September 30, 2025.

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

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash equivalents and accounts receivable. We limit our exposure to credit risk associated with cash equivalent balances by holding our funds in high quality, highly liquid money market accounts, commercial paper and U.S. government treasury bills. We limit our exposure to credit risk associated with accounts receivable by carefully evaluating creditworthiness before offering terms to customers.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Indemnifications
Certain of our agreements include indemnification provisions for claims from third parties relating to our intellectual property. It is not possible for us to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We have not made any payments under these agreements in the past, and as of September 30, 2026, we have not incurred any material liabilities arising from these indemnification obligations. In the future, however, such obligations could materially impact our results of operations.
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
The change in RNCI for the nine months ended September 30, 2026 is presented in the following table:

Carrying Value of RNCI as of January 1, 2026	$28,600
Distributions to redeemable non-controlling interests	(28,600)
Carrying Value of RNCI as of September 30, 2026	$—
Equity Interest of PWSH Sold to Employees
On December 21, 2022, Pixelworks and PWSH entered into another capital increase agreement with an entity owned by certain of the employees of PWSH (the “2022 ESOP,” and together with the 2021 ESOP, the “ESOP”). The 2022 ESOP invested approximately $1,407 in exchange for a redeemable non-controlling equity interest representing 0.54% of PWSH (the “2022 ESOP Interests,” and together with the 2021 ESOP Interests, the “ESOP Interests”).
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

The change in NCI for the nine months ended September 30, 2026 is presented in the following table:

Carrying Value of Permanent Equity NCI as of January 1, 2026	$22,898
Distributions to non-controlling interests	(22,898)
Carrying Value of Permanent Equity NCI as of September 30, 2026	$—

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
As a result of the Sale, Pixelworks no longer operates a semiconductor business, which included the businesses that it previously described as “Mobile” (smartphone and tablet) and “Home & Enterprise” (projectors, personal video recorders, and over-the-air streaming devices). Following the Sale, the Company is focused on developing and licensing cinematic visualization solutions, including its flagship TrueCut Motion® platform.
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

Results of Operations
Except as noted otherwise, all results exclude discontinued operations.
Revenue, net
Net revenue for the three and nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenue, net	$378	$241	57%	$888	$400	122%

Revenue recorded in the three months ended September 30, 2026 was primarily related to the category of license revenue and revenue recorded in the nine months ended September 30, 2026 was a combination of license and service revenue. Revenue recorded in the three and nine months ended September 30, 2025 was primarily related to the category of services.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended September 30, 2026 and 2025, were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of revenue	2025	% of revenue	2026	% of revenue	2025	% of revenue
Total cost of revenue	$30	8%	$24	10%	$248	28%	$77	19%
Gross profit	$348	92%	$217	90%	$640	72%	$323	81%

Cost of revenue recorded in the three and nine months ended September 30, 2026 and 2025 was primarily related to remastering services performed in connection with the associated service revenue.

Research and development
Research and development expense includes compensation and related costs for personnel, development-related expenses including fees for outside services, depreciation and amortization, expensed equipment, facilities and information technology expense allocations and travel and related expenses.
Research and development expense for the three and nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
Research and development	$1,472	$932	58%	$3,632	$2,798	30%

Research and development expense increased $540, or 58%, in the third quarter of 2026 compared to the third quarter of 2025 and increased $834, or 30%, in the first nine months of 2026 compared to the first nine months of 2025. The increases in the 2026 periods compared to the 2025 periods were primarily due to an increase in stock based compensation expense due to the timing of awards granted, an increase in compensation expense due to annual merit-based salary increases occurring in the first quarter of 2026 and a general increase in outside services expense.

Selling, general and administrative
Selling, general and administrative expense includes compensation and related costs for personnel, allocations for facilities and information technology expenses, travel, outside services and other general expenses incurred in our sales, marketing, management, legal and other professional and administrative support functions.
Selling, general and administrative expense for the three and nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
Selling, general and administrative	$2,311	$1,902	22%	$6,627	$5,746	15%

Selling, general and administrative expense increased $409, or 22%, in the third quarter of 2026 compared to the third quarter of 2025 and increased $881, or 15%, in the first nine months of 2026 compared to the first nine months of 2025. The increases in the 2026 periods compared to the 2025 periods were primarily due to an increase in stock based compensation expense due to the timing of awards granted, an increase in professional services primarily associated with the sale of PWSH and a general increase in outside services expense.

Restructurings
In the first quarter of 2026, we executed a restructuring plan to eliminate several positions that would no longer be necessary after the Sale (the "2026 Plan"). The 2026 Plan included an approximately 43% reduction in workforce associated with our continuing operations, in the areas of operations, research and development, sales, marketing and administration.
Restructuring expense for the three and nine months ended September 30, 2026 and 2025, was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Employee severance and benefits	$—	$—	$1,967	$—
Entity dissolution costs	—	—	122	—
Total restructuring expense	$—	$—	$2,089	$—

Included in operating expenses	$—	$—	$2,089	$—
During the three months ended September 30, 2026 and 2025, we did not record any restructuring expense. During the nine months ended September 30, 2026, we recorded $2,089 in restructuring expense related to the 2026 Plan, which primarily consisted of costs associated with employee severance and benefits. During the nine months ended September 30, 2025, we did not record any restructuring expense. We do not expect to incur any additional restructuring charges related to the 2026 Plan.
Provision for income taxes
The provision for income taxes during the three and nine month periods ended September 30, 2026 and 2025 is primarily composed of current and deferred tax expense in profitable cost-plus foreign jurisdictions, accruals for tax contingencies in foreign jurisdictions and benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. We recorded a benefit for the reversal of previously recorded foreign tax contingencies of $87 and $261 during the first nine months of 2026 and 2025, respectively.
Net income (loss) from discontinued operations (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
Net income (loss) from discontinued operations, net of income taxes	$—	$(2,030)	(100)%	$85,153	$(11,580)	(835)%
Net income (loss) from discontinued operations increased $2,030 in the third quarter of 2026 compared to the third quarter of 2025. The change was primarily driven by a $7,159 reduction in operating expenses, partially offset by a $4,154 decrease in gross profit and a $467 decrease in government subsidies received.
Net income (loss) from discontinued operations increased $96,733 in the first nine months of 2026 compared to the first nine months of 2025. The increase was primarily driven by the $85,153 gain on the Sale compared to a loss of $11,580 in the 2025 period. The 2025 loss was largely due to $24,077 in operating expenses, partially offset by $11,279 in gross profit and $1,281 in government subsidies received.

Liquidity and Capital Resources
Cash and cash equivalents
Total cash and cash equivalents increased approximately $29,649 to $40,892 at September 30, 2026 from $11,243 at December 31, 2025. Short-term marketable securities were $8,932 at September 30, 2026, and zero at December 31, 2025. The net increase in cash, cash equivalents and short-term marketable securities of $38,581 during the first nine months of 2026 was primarily the result of $51,261 in proceeds from the Sale, net of transaction costs, partially offset by $8,091 used in operating activities and $4,432 used to repurchase the Company's common stock.
As of September 30, 2026, our cash, cash equivalents and short-term marketable securities balance consisted of $34,866 in commercial paper, $7,955 in U.S. government treasury bills, $5,538 in cash equivalents held in U.S. dollar denominated money market funds and $1,465 in cash. Our investment policy as updated effective August 7, 2026, requires that our portfolio maintain a weighted average maturity of less than 12 months. Additionally, no maturities can extend beyond 24 months and concentrations with individual securities are limited. At the time of purchase, each investment must have a short-term credit rating under at least one of the Nationally Recognized Statistical Rating Organizations (“NRSROs”) at or above a minimum threshold set forth in the investment policy. Our investment policy is reviewed at least annually by our Audit Committee.
Liquidity and capital resources
As of September 30, 2026, our cash and cash equivalents balance of $40,892 was highly liquid. We anticipate that our existing working capital will be adequate to fund our operating, investing and financing needs for at least the next twelve months. If our cash is insufficient to meet our needs, including in the longer term, we may seek to raise capital by pursuing financing arrangements, including the issuance of debt or equity securities, or reducing expenditures, or both, to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our financial position, results of operations and cash flows.
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
Repurchase of common stock
Our board of directors approved a share repurchase program on March 30, 2026, under which our Chief Executive Officer and Chief Financial Officer, or either of them, are authorized to direct the purchase of up to $5,000 of our common stock over a two-year period beginning May 15, 2026. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method. We repurchased 639 shares for $4,432 in the first nine months of 2026.
Other than as set forth above, there were no material changes to our liquidity and capital resources during the nine month period ended September 30, 2026 from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the amounts reported. As of September 30, 2026, our significant estimates and judgments include those related to revenue recognition, useful lives and recoverability of equipment and other long-lived assets, valuation of share-based payments, income taxes, litigation and other contingencies. As of September 30, 2025, we also considered valuation of excess and obsolete inventory and valuation of goodwill to require significant estimates and judgments. The actual results experienced could differ materially from our estimates.
There have been no material changes to these estimates, or the policies related to them during the nine months ended September 30, 2026. For a full discussion of these estimates and policies, see “Critical Accounting Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table summarizes information related to stock repurchases during the third quarter of 2026.

(In thousands, except per share data)

Month	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plan (2)
July 1 - July 31, 2026	—	—	—	1,809
August 1 - August 31, 2026	57	7.07	57	1,406
September 1 - September 30, 2026	118	7.07	118	572
Total	175		175

(1) Average price paid per share includes commissions paid to our broker and excludes excise taxes incurred on share repurchases.
(2) Our board of directors approved a share repurchase program on March 30, 2026, under which the Company’s Chief Executive Officer and Chief Financial Officer, or either of them, are authorized to direct the purchase of up to $5,000 of the Company’s common stock over a two-year period beginning May 15, 2026. As of September 30, 2026, the Company had repurchased 639 shares at an aggregate purchase price of $4,432.

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

PIXELWORKS, INC.

Dated:	November 11, 2026	/s/ Haley F. Aman
Haley F. Aman Chief Financial Officer, (Duly Authorized Officer and Principal Accounting and Principal Financial Officer)